Form 10-K
period 2010-12-31
Horizon Technology Finance Corp
filed 2011-03-16
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00802

HORIZON TECHNOLOGY FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	27-2114934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

76 Batterson Park Road, Farmington, CT	06032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (860) 676-8654

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

As of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s common stock was not listed on any exchange or over-the-counter market. The Registrant’s common stock began trading on the Nasdaq Global Market on October 29, 2010. The aggregate market value of common stock held by non-affiliates of the Registrant on March 1, 2011 based on the closing price on that date of $15.79 on the NASDAQ Global Select Market was approximately $119.1 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 7,593,422 shares of the Registrant’s common stock outstanding as of March 1, 2011.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Forward-Looking Statements

This annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing loans and warrants;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our Advisor;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	our regulatory structure and tax status;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	our ability to cause a subsidiary to become a licensed SBIC;

•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us;

•	the ability of our Advisor to attract and retain highly talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this annual report on Form 10-K.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including, reports on Form 10-Q and current reports on Form 8-K.

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation and its consolidated subsidiaries; “Horizon Technology Finance Management LLC” or the “Advisor” or the “Administrator” refer to Horizon Technology Finance Management LLC. Some of the statements in this annual report constitute forward-looking statements, which apply to both us and our consolidated subsidiaries and relate to future events, future performance or financial condition. The forward-looking statements involve risks and uncertainties for both us and our consolidated subsidiaries and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this annual report on Form 10-K.

Item 1.	Business

General

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services, and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to generate current income from the loans we make and capital appreciation from the warrants we receive when making such loans. We make secured loans, which we refer to as “Technology Loans,” to companies backed by established venture capital and private equity firms in our Target Industries, which we refer to as “Technology Lending.” We also selectively lend to publicly traded companies in our Target Industries.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act. As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a business development company, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing.

Since our inception and through December 31, 2010, we have funded 54 portfolio companies and have invested $251.0 million in loans (including 22 loans that have been repaid). As of December 31, 2010, our total investment portfolio consisted of 32 loans which totaled $130.2 million and our net assets were $127.2 million. As of December 31, 2010, our debt portfolio consisted of 31 secured term loans in the aggregate amount of $127.9 million, and one secured equipment loan in the aggregate amount of $2.3 million. All of our existing loans are secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The loans in our loan portfolio will generally not be rated by any rating agency. For the year ended December 31, 2010, our loan portfolio had a dollar-weighted average annualized yield of approximately 14.6% (excluding any yield from warrants). As of December 31, 2010, our loan portfolio had a dollar-weighted average term of approximately 40 months from inception and a dollar-weighted average remaining term of approximately 30 months. In addition, we held warrants to purchase either common stock or preferred stock in 43 portfolio companies. As of December 31, 2010, our loans had an original committed principal amount of between $1 million and $12 million, repayment terms of between 30 and 48 months, and bore current pay interest at annual interest rates of between 10% and 14%.

We will elect to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution, asset diversification and other requirements.

We are externally managed and advised by our Advisor, Horizon Technology Finance Management LLC. Our Advisor manages our day-to-day operations and also provides all administrative services necessary for us to operate.

Our principal executive office is located at 76 Batterson Park Road, Farmington, Connecticut 06032 and our telephone number is (860) 676-8654, and our internet address is www.horizontechnologyfinancecorp.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Our Advisor

Our investment activities are managed by Horizon Technology Finance Management LLC and we expect to continue to benefit from our Advisor’s ability to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate investments and manage our diversified portfolio of investments. In addition to the experience gained from the years that they have worked together both at our Advisor and prior to the formation by our Advisor of the Company, the members of our investment team have broad lending backgrounds, with substantial experience at a variety of commercial finance companies, technology banks and private debt funds, and have developed a broad network of contacts within the venture capital and private equity community. This network of contacts provides a principal source of investment opportunities.

Our Advisor is led by five senior managers, including its two co-founders, Robert D. Pomeroy, Jr., our Chief Executive Officer, and Gerald A. Michaud, our President. The other senior managers include Christopher M. Mathieu, our SVP and Chief Financial Officer, John C. Bombara, our SVP, General Counsel and Chief Compliance Officer, and Daniel S. Devorsetz, our SVP and Chief Credit Officer.

Our Strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the loans we make and capital appreciation from the warrants we receive when making such loans. To further implement our business strategy, our Advisor will continue to employ the following core strategies:

•	Structured Investments in the Venture Capital and Private Equity Markets. We make loans to development-stage companies within our Target Industries typically in the form of secured amortizing loans. The secured amortizing debt structure provides a lower risk strategy, as compared to equity investments, to participate in the emerging technology markets, because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current pay interest and amortization of loan principal and have a senior position in the capital structure to equity in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our loans primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the loan. Only the potential gains from warrants are dependent upon exits.

•	“Enterprise Value” Lending. We take an enterprise value approach to the loan structuring and underwriting process. We secure a senior or subordinated lien position against the enterprise value of a portfolio company.

•	Creative Products with Attractive Risk-Adjusted Pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Technology Loans. These funding needs include, but are not limited to, funds for additional development runways, funds to hire or retain sales staff, or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current pay interest, commitment fees, pre-payment fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ requirements while mitigating risk and maximizing returns on our investments.

•	Opportunity for Enhanced Returns. To enhance our loan portfolio returns, in addition to interest and fees, we obtain warrants to purchase the equity of our portfolio companies, as additional consideration for making loans. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors.

•	Direct Origination. We originate transactions directly with technology, life science, healthcare information and services, and cleantech companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.

•	Disciplined and Balanced Underwriting and Portfolio Management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics, and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance our investment portfolio to reduce the risk of down market cycles associated with any particular industry or sector, development-stage or geographic area. Our Advisor employs a “hands on” approach to portfolio management requiring private portfolio companies to provide monthly financial information and to participate in regular updates on performance and future plans.

•	Use of Leverage; SBA Debenture Program. Since our inception, we have employed leverage to increase returns on equity through a revolving credit facility provided by WestLB AG, which we refer to as the “Credit Facility.” The Credit Facility allowed us to borrow up to $125 million, and we were able to request advances under the Credit Facility through March 4, 2011. As of the date hereof, we are no longer able to request advances under the Credit Facility, as described in Item 7 below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

In addition, on December 21, 2010 the Investment Division of the Small Business Administration, which we refer to as the “SBA,” accepted our Application submission for our continuing effort to obtain a license to operate a small business investment company, or “SBIC.” In anticipation of receiving an SBIC license, we formed a subsidiary which, when licensed, will issue SBA-guaranteed debentures at long-term fixed rates. An SBIC generally may have outstanding debentures in an aggregate amount of up to twice its regulatory capital. We have applied for exemptive relief from the Securities and Exchange Commission, which we refer to as the “SEC,” to permit us to exclude the debt of the SBIC subsidiary from the consolidated asset coverage ratio. However, there can be no assurance that we will be granted an SBIC license, or that, if granted, it will be granted in a timely manner or that we will receive the exemptive relief from the SEC.

Market Opportunity

We focus our investments primarily in four key industries of the emerging technology market: technology, life science, healthcare information and services, and cleantech. The technology sectors we focus on include communications, networking, wireless communications, data storage, software, cloud computing, semiconductor, internet and media, and consumer-related technologies. Life science sectors we focus on include biotechnology, drug delivery, bioinformatics, and medical devices. Healthcare information and services sectors we focus on include diagnostics, medical record services and software, and other healthcare related services and technologies that improve efficiency and quality of administered healthcare. Cleantech sectors we focus on include alternative energy, water purification, energy efficiency, green building materials, and waste recycling.

We believe that Technology Lending has the potential to achieve enhanced returns that are attractive notwithstanding the increased level of risk associated with lending to development-stage companies. Potential benefits include:

•	interest rates that typically exceed rates that would be available to portfolio companies if they could borrow in traditional commercial financing transactions;

•	the loan support provided by cash proceeds from equity capital invested by venture capital and private equity firms;

•	relatively rapid amortization of loans;

•	senior ranking to equity and collateralization of loans to minimize potential loss of capital; and

•	potential equity appreciation through warrants.

We believe that Technology Lending also provides an attractive financing source for portfolio companies, their management teams and their equity capital investors, as it:

•	is typically less dilutive to the equity holders than additional equity financing;

•	extends the time period during which a portfolio company can operate before seeking additional equity capital or pursuing a sale transaction or other liquidity event; and

•	allows portfolio companies to better match cash sources with uses.

Competitive Strengths

We believe that we, together with our Advisor, possess significant competitive strengths, including:

Consistently Execute Commitments and Close Transactions.  Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and closing Technology Loans. Our Advisor has directly originated, underwritten, and managed more than 120 Technology Loans with an aggregate original principal amount of $740 million since it commenced operations in 2004. In our experience, prospective portfolio companies prefer lenders that have demonstrated their ability to deliver on their commitments.

Robust Direct Origination Capabilities.  Our Advisor’s managing directors each have significant experience originating Technology Loans in our Target Industries. This experience has given each managing director a deep knowledge of our Target Industries and an extensive base of transaction sources and references. Our Advisor’s brand name recognition in our market has resulted in a steady flow of high quality investment opportunities that are consistent with the strategic vision and expectations of our Advisor’s senior management.

Access to Capital.  Since it commenced operations in 2004, our Advisor has always had access to capital which allowed it to consistently offer Technology Loans to companies in our Target Industries, including offering loans during the difficult economic markets of 2008 and 2009. With the completion of our IPO we have enhanced our ability to make Technology Loans without interruption in all market conditions, thus making our Advisor a trusted source for Technology Loans to companies, their management teams and their venture capital and private equity investors.

Highly Experienced and Cohesive Management Team.  Our Advisor has had the same senior management team of experienced professionals since its inception. This consistency allows companies, their management teams and their investors to rely on consistent and predictable service, loan products and terms and underwriting standards.

Relationships with Venture Capital and Private Equity Investors.  Our Advisor has developed strong relationships with venture capital and private equity firms and their partners. The strength and breadth of our Advisor’s venture capital and private equity relationships would take considerable time and expense to develop.

Well-Known Brand Name.  Our Advisor has originated Technology Loans to more than 120 companies in our Target Industries under the “Horizon Technology Finance” brand. Each of these companies is backed by one or more venture capital or private equity firms. We believe that the “Horizon Technology Finance” brand as a competent, knowledgeable and active participant in the Technology Lending marketplace will continue to result in a significant number of referrals and prospective investment opportunities in our Target Industries.

Competition

We compete for investments with other business development companies and investment funds, as well as traditional financial services companies such as commercial banks and other financing sources. Some of our competitors are larger and have greater financial, technical, marketing and other resources than we have. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or that the Code will impose on us as a RIC. We believe we compete effectively with these entities primarily on the basis of the experience, industry knowledge and contacts of our Advisor’s investment professionals, its responsiveness and efficient investment analysis and decision-making processes, its creative financing products and highly customized investment terms. We do not intend to compete primarily on the interest rates we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. For additional information concerning the competitive risks see “Risk Factors — Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities, and if we are not able to compete effectively, our business, results of operations and financial condition may be adversely affected and the value of your investment in us could decline.”

Investment Criteria

We have identified several criteria that we believe have proven, and will prove, important in achieving our investment objective. These criteria provide general guidelines for our investment decisions. However, we caution you that not all of these criteria are met by each portfolio company in which we choose to invest.

Portfolio Composition.  We make investments in companies that are diversified by their stage of development, their Target Industries and sectors of Target Industries, and their geographical location, as well as by the venture capital and private equity sponsors that support our portfolio companies.

Continuing Support from One or More Venture Capital and Private Equity Investors.  We typically invest in companies in which one or more established venture capital and private equity investors have previously invested and continue to make a contribution to the management of the business. We believe that established venture capital and private equity investors can serve as a committed partner and will assist their portfolio companies and their management teams in creating value.

Company Stage of Development.  While we invest in companies at various stages of development, we require that prospective portfolio companies be beyond the seed stage of development and have received at least their first round of venture capital or private equity financing. We expect a prospective portfolio company to demonstrate its ability to advance technology and increase its revenue and operating cash flow over time.

Operating Plan.  We generally require that a prospective portfolio company, in addition to having sufficient access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to raise the additional capital necessary to cover its operating expenses and service its debt. We expect that the enterprise value of a prospective portfolio company should substantially exceed the principal balance of debt borrowed by the company.

Liquidation Value of Assets.  The prospective liquidation value of the assets collateralizing our loans is an important factor in our credit analysis. We emphasize both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, networks and databases and future revenue streams. In some cases, rather than obtaining a lien on intellectual property we may receive a negative pledge covering a company’s intellectual property.

Terms.  Although terms vary based on the portfolio company and other conditions, the typical repayment term is between 24 and 48 months. The amortization schedule will vary, but there is typically some form of an interest only period and, in some cases, there is a balloon payment at the end of the term.

Warrants and Equity Participation Rights.  We generally receive warrants having terms consistent with the most recent or next round of venture capital and private equity capital financing. We do not view the upside appreciation potential of warrants as a means to mitigate risk, but rather to ensure that the compensation we receive is appropriate for the level of risk being undertaken. We also may seek to receive equity participation rights to invest in a future round of a portfolio company’s equity capital financing through direct capital investments in our portfolio companies. These opportunities to invest are at our option and we are not obligated to make such investments.

Experienced Management of Portfolio Companies.  We generally require that our portfolio companies have a successful and experienced management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors.

Exit Strategy.  We analyze the potential for a company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our warrants or other equity interests. Liquidity events typically include an IPO or a sale of the company.

Investment Process

Our Advisor has created an integrated approach to the loan origination, underwriting, approval and documentation process that effectively combines all of the skills of our Advisor’s professionals. This process allows our Advisor to achieve an efficient and timely closing of an investment from the initial contact with a prospective portfolio company through the investment decision, close of documentation and funding of the investment, while ensuring that our Advisor’s rigorous underwriting standards are consistently maintained. Our board of directors has delegated authority for all investment decisions to our Advisor. We believe that the high level of involvement by our Advisor’s staff in the various phases of the investment process allows us to minimize the credit risk while delivering superior service to our portfolio companies.

Portfolio Management and Reporting

Our Advisor maintains a “hands on” approach to maintain communication with our portfolio companies. At least quarterly, our Advisor contacts our portfolio companies for operational and financial updates by phone and performs onsite reviews on an annual basis. Our Advisor may contact portfolio companies deemed to have greater credit risk on a monthly basis. Our Advisor requires all private companies to provide financial statements on a monthly basis. For public companies, our Advisor typically relies on publicly reported quarterly financials. Our Advisor also typically receives copies of bank and security statements, as well as any other information required to verify reported financial information. Among other things, this allows our Advisor to identify any unexpected developments in the financial performance or condition of the company.

Our Advisor has developed a proprietary credit rating system to analyze the quality of our loans. Using this system, our Advisor analyzes and then rates the credit risk within the portfolio on a monthly basis. Each portfolio company is rated on a 1 through 4 scale, with 3 representing the rating for a standard level of risk. A rating of 4 represents an improved and better credit quality. A rating of 2 or 1 represents a deteriorating credit quality and increasing risk. Newly funded investments are typically assigned a rating of 3, unless extraordinary circumstances require otherwise. These investment ratings are generated internally by our Advisor, and we cannot guarantee that others would assign the same ratings to our portfolio investments or similar portfolio investments.

Our Advisor closely monitors portfolio companies rated a 1 or 2 for adverse developments. In addition, our Advisor has regular contact with the management, board of directors and major equity holders of these portfolio companies in order to discuss strategic initiatives to correct the deterioration of the portfolio company (e.g., cost reductions, new equity issuance or strategic sale of the business).

The table below describes each rating level:

Rating

4	The portfolio company has performed in excess of our expectations at underwriting as demonstrated by exceeding revenue milestones, clinical milestones, or other operating metrics or as a result of raising capital well in excess of our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value greatly exceeds our loan balance; it has achieved cash flow positive operations or has sufficient cash resources to cover the remaining balance of the loan; there is strong potential for warrant gains from our warrants; and there is a high likelihood that the borrower will receive favorable future financing to support operations. Loans rated 4 are the lowest risk profile in our portfolio and there is no expected risk of principal loss.

3	The portfolio company has performed to our expectations at underwriting as demonstrated by hitting revenue milestones, clinical milestones, or other operating metrics. It has raised, or is expected to raise, capital consistent with our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value comfortably exceeds our loan balance; it has sufficient cash resources to operate per its plan; it is expected to raise additional capital as needed; and there continues to be potential for warrant gains from our warrants. All new loans are rated 3 when approved and thereafter 3 rated loans represent a standard risk profile, with no loss currently expected.

2	The portfolio company has performed below our expectations at underwriting as demonstrated by missing revenue milestones, delayed clinical progress, or otherwise failing to meet projected operating metrics. It may have raised capital in support of the poorer performance but generally on less favorable terms than originally contemplated at the time of underwriting. Generally the portfolio company displays one or more of the following: its enterprise value exceeds our loan balance but at a lower multiple than originally expected; it has sufficient cash to operate per its plan but liquidity may be tight; and it is planning to raise additional capital but there is uncertainty and the potential for warrant gains from our warrants are possible, but unlikely. Loans rated 2 represent an increased level of risk. While no loss is currently anticipated for a 2 rated loan, there is potential for future loss of principal.

1	The portfolio company has performed well below plan as demonstrated by materially missing revenue milestones, delayed or failed clinical progress, or otherwise failing to meet operating metrics. The portfolio company has not raised sufficient capital to operate effectively or retire its debt obligation to us. Generally the portfolio company displays one or more of the following: its enterprise value may not exceed our loan balance; it has insufficient cash to operate per its plan and liquidity may be tight; and there are uncertain plans to raise additional capital or the portfolio company is being sold under distressed conditions. There is no potential for warrant gains from our warrants. Loans rated 1 are generally put on non-accrual and represent a high degree of risk of loss. The fair value of 1 rated loans is reduced to the amount that is expected to be recovered from liquidation of the collateral.

Managerial Assistance

We offer managerial assistance to our portfolio companies. As a business development company, we are required to make available such managerial assistance within the meaning of section 55 of the 1940 Act. See “Regulation” for more information.

Employees

We do not have any employees. Each of our executive officers is an employee of our Advisor. The day-to-day investment operations will be managed by our Advisor. As of December 31, 2010, our Advisor had 13 employees, including investment and portfolio management professionals, operations and accounting professionals, legal counsel and administrative staff. In addition, we reimburse our Advisor for our allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement with Horizon Technology Finance Management LLC as Administrator, which we refer to as the “Administration Agreement,” including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

Investment Management Agreement

We have entered into an investment management agreement, which we refer to as the “Investment Management Agreement,” with our Advisor under which our Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. Under the terms of our Investment Management Agreement, our Advisor:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	closes and monitors the investments we make.

Our Advisor’s services under our Investment Management Agreement are not exclusive to us, and it is free to furnish similar services to other entities without the prior approval of our stockholders or our board of directors, so long as its services to us are not impaired. Our board of directors will monitor any potential conflicts that may arise upon such a development. For providing these services, our Advisor receives a fee from us, consisting of two components — a base management fee and an incentive fee, which we collectively refer to as “Management Fees.”

Organization of the Advisor

Our Advisor is a Delaware limited liability company that is a registered investment advisor under the Advisor’s Act of 1940. The principal executive address of our Advisor is 76 Batterson Park Road, Farmington, Connecticut 06032.

Investment Advisory Fees

Pursuant to our Investment Management Agreement, we pay our Advisor a fee for investment advisory and management services consisting of a base management fee and an incentive fee.

Base Management Fee.  The base management fee is calculated at an annual rate of 2.00% of our gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage.

Incentive Fee.  The incentive fee has two parts, as follows:

The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and fees for providing significant managerial assistance or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), and accrued income that we have not yet received in cash. The incentive fee with respect to our pre-incentive fee net income will be 20.00% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our Advisor receives no incentive fee until our net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, our Advisor will receive 20.00% of our pre-incentive fee net investment income as if a hurdle rate did not apply.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2.00% base management fee. These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income
Pre-incentive fee net investment income
(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to first part of incentive fee

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2010, and will equal 20% of our realized capital gains, if any, on a cumulative basis from October 28, 2010 (the date of our election to be a business development company), through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less all previous amounts paid in respect of the capital gain incentive fee provided that the incentive fee determined as of December 31, 2010 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period beginning on October 28, 2010 and ending December 31, 2010.

Examples of Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee for Each Fiscal Quarter

Alternative 1

Assumptions:
Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 1.75%
Management fee(2) = 0.50%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income) - (management fee + other expenses) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed hurdle rate; therefore, there is no income-related incentive fee.

Alternative 2

Assumptions:
Investment income (including interest, dividends, fees, etc.) = 2.80%
Hurdle rate(1) = 1.75%
Management fee(2) = 0.50%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income) - (management fee + other expenses) = 2.10%
Incentive fee = 100.00% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(4)
= 100.00% × (2.10% - 1.75%)
= 0.35%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision; therefore, the income related portion of the incentive fee is 0.35%.

Alternative 3

Assumptions:
Investment income (including interest, dividends, fees, etc.) = 3.00%
Hurdle rate(1) = 1.75%
Management fee(2) = 0.50%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income) - (management fee + other expenses) = 2.30%

Incentive fee = 100.00% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(4)

Incentive fee = 100.00% × “catch-up” + (20.00% × (Pre-Incentive Fee Net Investment Income -
2.1875%))

Catch up = 2.1875% - 1.75%
= 0.4375%

Incentive fee = (100.00% × 0.4375%) + (20.00% × (2.30% - 2.1875%))
= 0.4375% + (20.00% × 0.1125%)
= 0.4375% + 0.0225%
= 0.46%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the “catch-up” provision; therefore, the income related portion of the incentive fee is 0.46%.

(1)	Represents 7.00% annualized hurdle rate.

(2)	Represents 2.00% annualized base management fee.

(3)	Excludes organizational and offering expenses.

(4)	The “catch-up” provision is intended to provide our Advisor with an incentive fee of 20.00% on all Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any fiscal quarter.

Example 2: Capital Gains Portion of Incentive Fee

Alternative 1

Assumptions:

Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

Year 3: FMV of Investment B determined to be $25 million

Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

Year 1: None (No sales transaction)

Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

Year 3: None; $5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)

Year 4: Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions:

Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

Year 4: FMV of Investment B determined to be $35 million

Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

Year 1: None (no sales transaction)

Year 2: $5 million capital gains incentive fee (20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B))

Year 3: $1.4 million capital gains incentive fee(1) ($6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains incentive fee received in Year 2

Year 4: None (no sales transaction)

Year 5: None ($5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains incentive fee paid in Year 2 and Year 3(2)

The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

(1)	As illustrated in Year 3 of Alternative 1 above, if we were to be wound up on a date other than its fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on its fiscal year end of such year.

(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by the Investment Manager ($6.4 million) is effectively greater than $5 million (20.00% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of Our Expenses

All investment professionals and staff of our Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of its personnel allocable to such services, will be provided and paid for by our Advisor. We will bear all other costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses, including travel expense, incurred by our Advisor or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of our common stock and other securities, if any;

•	the base management fee and any incentive management fee;

•	distributions on our shares;

•	administration fees payable under our Administration Agreement;

•	the allocated costs incurred by Advisor as our Administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	fees and expenses associated with marketing efforts;

•	taxes;

•	independent director fees and expenses;

•	brokerage commissions;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our allocable portion of the fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under our Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective staffs.

We will reimburse our Advisor for costs and expenses incurred by our Advisor for office space rental, office equipment and utilities allocable to the performance by our Advisor of its duties under the Investment Management Agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us or in the form of managerial assistance to portfolio companies that request it.

From time to time, our Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse our Advisor for such amounts paid on our behalf.

Generally, our expenses will be expensed as incurred in accordance with GAAP. To the extent we incur costs that should be capitalized and amortized into expense we will also do so in accordance with GAAP, which may include amortizing such amount on a straight line basis over the life of the asset or the life of the services or product being performed or provided.

Limitation of Liability and Indemnification

The investment management agreement provides that our Advisor and its officers, managers, partners, agents, employees, controlling persons and any other person or entity affiliated with our Advisor will not be liable to us for any act or omission by it in the supervision or management of our investment activities or for any loss sustained by us except for acts or omissions constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment management agreement. The investment management agreement also provides for indemnification by us of our Advisor and its officers, managers, partners, agents, employees, controlling persons and any other person or entity affiliated with our Advisor for liabilities incurred by them in connection with their services to us (including any liabilities associated with an action or suit by or in the right of us or our stockholders), but excluding liabilities for acts or omissions constituting willful misfeasance, bad faith or gross negligence or reckless disregard of their duties under the investment management agreement to certain conditions.

Board Approval of the Investment Management Agreement

Our board of directors held an in-person meeting on October 25, 2010, in order to consider and approve our investment management agreement. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates were reasonable in relation to the services to be provided.

Duration and Termination

The Investment Management Agreement was approved by our board of directors on October 25, 2010. Unless terminated earlier as described below, it will continue in effect for a period of 2 years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering upon not more than 60 days’ written notice to the other. See “Risk Factors — Risks Related to our Business and Structure — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results or operations or financial condition.” We are dependent upon senior management personnel of our Advisor for our future success, and if our Advisor is unable to hire and retain qualified personnel or if our Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator.

License Agreement

We have entered into a license agreement with Horizon Technology Finance, LLC pursuant to which such entity agreed to grant us a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement with our Advisor is in effect. Other than with respect to this limited license, we will have no legal right to the “Horizon Technology Finance” service mark.

Regulation

We have elected to be regulated as a business development company under the 1940 Act and will elect to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Our bylaws provide for the calling of a special meeting of stockholders at which such action could be considered upon written notice of not less than ten or more than sixty days before the date of such meeting.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, or the Securities Act. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our investment policies are fundamental and any may be changed without stockholder approval.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates may be precluded from co-investing in private placements of securities. As a result of one or more of these situations, we may not be able to invest as much as we otherwise would in certain investments or may not be able to liquidate a position as quickly.

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and will review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and our Advisor have designated a chief compliance officer to be responsible for administering the policies and procedures.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

•	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies any of the following:

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

•	is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the business development company has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

•	Securities of any eligible portfolio company which we control.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “— Qualifying assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the business development company purchases such securities in conjunction with one or more other persons acting together, the business development company will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Issuance of Additional Shares

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, at a price below the current net asset value of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, subject to certain exceptions, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities; Derivative Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to our Business and Structure — We will borrow money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

The 1940 Act also limits the amount of warrants, options and rights to common stock that we may issue and the terms of such securities. We do not have, and do not anticipate having, outstanding derivative securities relating to our common shares.

Code of Ethics

We and our Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, each code of ethics is attached as an exhibit to this annual report on Form 10-K, and is available on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Advisor. The Proxy Voting Policies and Procedures of our Advisor are set forth below. The guidelines are reviewed periodically by our Advisor and our independent directors, and, accordingly, are subject to change.

Introduction

Our Advisor is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, which we refer to as the Advisers Act. As an investment adviser registered under the Advisers Act, our Advisor has fiduciary duties to us. As part of this duty, our Advisor recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. Our Advisor’s Proxy Voting Policies and Procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy policies

Our Advisor votes proxies relating to our portfolio securities in what our Advisor perceives to be the best interest of our stockholders. Our Advisor reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by us. Although our Advisor will generally vote against proposals that may have a negative effect on our portfolio securities, our Advisor may vote for such a proposal if there exist compelling long-term reasons to do so.

Our Advisor’s proxy voting decisions are made by those senior officers who are responsible for monitoring each of our investments. To ensure that a vote is not the product of a conflict of interest, our Advisor requires that (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

Chief Compliance Officer
Horizon Technology Finance Corporation
76 Batterson Park Road
Farmington, Connecticut 06032

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under the act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Small Business Investment Company Regulations

On December 21, 2010 the Investment Division of the SBA accepted our Application submission for our continuing effort to obtain a license to operate a small business investment company, or “SBIC.” In anticipation of receiving an SBIC license, we formed a subsidiary which, when licensed, will issue SBA-guaranteed debentures at long-term fixed rates. We have applied for exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary from the consolidated asset coverage ratio. However, there can be no assurance that we will be granted an SBIC license, or that, if granted, it will be granted in a timely manner or that we will receive the exemptive relief from the SEC.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after U.S. federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the company at the time of the follow on investment, up to the time of the company’s initial public offering, if any.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending or investing outside the United States, to businesses engaged in a few prohibited industries and to certain “passive” (i.e., non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow an SBIC to exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise. To the extent that we form an SBIC subsidiary, this would prohibit a change of control of us without prior SBA approval.

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC(s). The SBIC regulations currently limit the amount that the SBIC subsidiary would be permitted to borrow up to a maximum of $150 million. This means that the SBIC subsidiary could access the full $150 million maximum available if it were to have $75 million in regulatory capital. However, we would not be required to capitalize our SBIC subsidiary with $75 million and may determine to capitalize it with a lesser amount. In addition, if we are able to obtain financing under the SBIC program, the SBIC subsidiary will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in the following limited types of securities: (1) direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment; (2) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (3) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (4) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (5) a checking account in a federally insured institution; or (6) a reasonable petty cash fund.

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA.

Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.

NASDAQ Global Market Corporate Governance Regulations

The NASDAQ Global Market has adopted corporate governance regulations that listed companies must comply with. We intend to be in compliance with these corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we are in compliance therewith.

Privacy Principles

We are committed to maintaining the privacy of stockholders and to safeguarding our non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to nonpublic personal information about our stockholders to our Advisor’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Election to be Taxed as a RIC

We will elect to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution, which we refer to as the “Annual Distribution Requirement.” Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% (or, for our taxable years beginning in 2011, 98.2%) of our capital gain net income for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”). In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity.

In order to qualify as a RIC for federal income tax purposes under Section 851(a) of the Code, we must:

•	maintain an election to be treated as a business development company under the 1940 Act at all times during each taxable year;

•	meet any applicable securities law requirements, including capital structure requirements;

•	derive in each taxable year at least 90% of our gross income from distributions, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represent more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships (the “Diversification Tests”).

Taxation as a RIC

If we qualify as a RIC under Section 851(a) of the Code, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with pay in kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Failure to Qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, assuming we do not qualify for or take advantage of certain remedial provisions, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above.

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose part or all of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history and may not be able to achieve our investment objective or generate sufficient revenue to make or sustain distributions to our stockholders and your investment in us could decline substantially.

We commenced operations in March 2008 and became a public company in October 2010. As a result of our limited operating history, we are subject to certain business risks and uncertainties associated with any recently formed business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially. As a public company, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to business development companies under the 1940 Act and RICs under the Code. Our management and our Advisor have limited experience operating under this regulatory framework, because we have been public since October 28, 2010, and we may incur substantial additional costs, and expend significant time or other resources, to do so. From time to time our Advisor may pursue investment opportunities, like equity investments, in which our Advisor has more limited experience. We may also be unable to replicate the historical performance of prior investment funds. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

We may not replicate the historical results achieved by other entities managed or sponsored by members of our Advisor or its affiliates.

We may be unable to replicate the historical results achieved by our Advisor or its affiliates, and our investment returns could be substantially lower than the returns achieved by them in prior periods. In particular, our Advisor’s returns from several of its other investment vehicles may not be comparable because they were capital call funds and their respective returns were not negatively impacted by uninvested cash. We also may not be able to replicate the performance of our warrants and may not have returns on warrants from our existing portfolio that we hold. Neither our Advisor nor its affiliates were subject to the same tax and regulatory conditions that we intend to operate under following the offering. Furthermore, none of the prior results were from public reporting companies. Additionally, all or a portion of these prior results may have been achieved in particular market conditions which may never be repeated. We are not a capital call fund and, as a result, may have more limited access to cash for investment opportunities than our Advisor historically experienced which could impair our ability to make future investments. Moreover, current or future market volatility and regulatory uncertainty may also have an adverse impact on our future performance.

We and our Advisor have limited experience operating under the constraints imposed on a business development company or managing an investment company, which may affect our ability to manage our business and impair your ability to assess our prospects.

Prior to becoming a public company, we did not operate as a business development company or manage an investment company under the 1940 Act. As a result, we have limited operating results under this regulatory framework that can demonstrate to you either its effect on our business or our ability to manage our business within this framework. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets in specified types of securities, primarily securities of “eligible portfolio companies” (as defined in the 1940 Act), cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. See

“Regulation” in Item 1 above. Our Advisor’s lack of experience in managing a portfolio of assets under these constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, could impair our ability to achieve our investment objective. Furthermore, if we are unable to comply with the requirements imposed on business development companies by the 1940 Act, the SEC could bring an enforcement action against us and/or we could be exposed to claims of private litigants. In addition, we could be regulated as a closed-end management investment company under the 1940 Act, which could further decrease our operating flexibility and may prevent us from operating our business, either of which could have a material adverse effect on our business, results of operations or financial condition.

We are dependent upon key personnel of our Advisor and our Advisor’s ability to hire and retain qualified personnel.

We depend on the members of our Advisor’s senior management, particularly Mr. Pomeroy, our Chairman and Chief Executive Officer, and Mr. Michaud, our President, as well as other key personnel for the identification, evaluation, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we will rely on to implement our business plan to originate Technology Loans in our Target Industries. Our future success will depend on the continued service of Messrs. Pomeroy and Michaud as well as the other senior members of our Advisor’s management team. If our Advisor were to lose the services of either Mr. Pomeroy or Mr. Michaud or any of the other senior members of our Advisor’s management team, we may not be able to operate our business as we expect, and our ability to compete could be harmed, either of which could cause our business, results of operations or financial condition to suffer. In addition, if either of Mr. Pomeroy or Mr. Michaud ceases to be employed by us, the lender under our Credit Facility could, absent a waiver or cure, demand repayment of any outstanding obligations under the Credit Facility. Our future success will also depend, in part, on our Advisor’s ability to identify, attract and retain sufficient numbers of highly skilled employees. Absent exemptive or other relief granted by the SEC and for so long as we remain externally managed, the 1940 Act will prevent us from granting options to our employees and adopting a profit sharing plan, which may make it more difficult for us to attract and retain highly skilled employees. If we are not successful in identifying, attracting and retaining these employees, we may not be able to operate our business as we expect. Moreover, we cannot assure you that our Advisor will remain our investment Advisor or that we will continue to have access to our Advisor’s investment professionals or its relationships. For example, our Advisor may in the future manage investment funds with investment objectives similar to ours thereby diverting the time and attention of its investment professionals that we rely on to implement our business plan.

We operate in a highly competitive market for investment opportunities, and if we are not able to compete effectively, our business, results of operations and financial condition may be adversely affected and the value of your investment in us could decline.

A number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies in our Target Industries. We compete with other business development companies and a large number of venture capital and private equity firms, as well as other investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Some of our competitors are larger and have greater financial, technical, marketing and other resources than we have. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. This may enable these competitors to make commercial loans with interest rates that are comparable to, or lower than, the rates we typically offer. We may lose prospective portfolio companies if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships than us and build their market shares. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or that the Code imposes on us as a RIC. If we are not able to compete effectively, we may not be able to identify and take advantage of attractive investment opportunities that we identify and may not be able to fully invest our available capital. If this occurs, our business, financial condition and results of operations could be materially adversely affected.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Leverage is generally considered a speculative investment technique, and we intend to continue to borrow money as part of our business plan. The use of leverage will magnify the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in us. We expect to borrow from and issue senior debt securities to banks and other lenders. Such senior debt securities include those under the Credit Facility pursuant to which we may borrow up to $125 million on or before March 4, 2011. As of December 31, 2010, we had outstanding indebtedness of $87.4 million. We also intend to issue debt securities guaranteed by the SBA and sold in the capital markets, to the extent that we or one of our subsidiaries becomes licensed by the SBA. The SBIC regulations, subject to certain regulatory capital requirements among other things, currently permit an SBIC subsidiary to borrow up to $150 million. Lenders of senior debt securities, including the SBA, will have fixed dollar claims on our assets that will be superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. However, any decrease in our income would cause net income to decline more sharply than it would have had we not leveraged. This decline could adversely affect our ability to make common stock dividend payments. In addition, because our investments may be illiquid, we may be unable to dispose of them or to do so at a favorable price in the event we need to do so if we are unable to refinance any indebtedness upon maturity, and, as a result, we may suffer losses.

Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as our Advisor’s management fee is payable to our Advisor based on our gross assets, including those assets acquired through the use of leverage, our Advisor may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, holders of our common stock bear the burden of any increase in our expenses, as a result of leverage, including any increase in the management fee payable to our Advisor.

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Our Portfolio
	(Net of Expenses)
	(10%)	(5%)	0%	5%	10%

Corresponding return to stockholder(1)	(19%)	(11%)	(2%)	6%	15%

(1)	Assumes $216 million in total assets, $87 million in debt outstanding, $127 million in stockholders’ equity, and an average cost of funds of 3.16%. Assumptions are based on our financial condition and our average costs of funds at December 31, 2010. Actual interest payments may be different.

If we are unable to comply with the covenants or restrictions in the Credit Facility, our business could be materially adversely affected.

Our wholly owned subsidiary, Horizon Credit I LLC, which we refer to as “Credit I,” is party to our Credit Facility with WestLB AG. This Credit Facility includes covenants that, among other things, restrict the ability of Compass Horizon and Credit I to make loans to, or investments in, third parties (other than Technology Loans and warrants or other equity participation rights), pay dividends and distributions, incur additional indebtedness and engage in mergers or consolidations. The Credit Facility also restricts the ability of Compass Horizon, Credit I, and our Advisor to create liens on the collateral securing the Credit Facility, permit additional negative pledges on such collateral and change the business currently conducted by them. The Credit Facility also includes provisions that permit our lender to refuse to advance funds under the facility in the event of a change of control of us or Compass Horizon. For this purpose a change of control generally means a merger or other consolidation, a liquidation, a sale of all or substantially all of our assets, or a transaction in which any person or group acquires more than 50% of our shares. In addition, the Credit Facility also requires Compass Horizon, Credit I and our Advisor to comply with various financial covenants, including, among other covenants, maintenance by Compass Horizon and our Advisor of a minimum tangible net worth and limitations on the value of, and modifications to, the loan collateral that secures the Credit Facility. See Item 7 below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Complying with these restrictions may prevent us from taking actions that we believe would help us to grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities or could result in our failing to qualify as a RIC and thus becoming subject to corporate-level income tax. See Item 7 below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding our credit arrangements.

The breach of certain of the covenants or restrictions unless cured within the applicable grace period, would result in a default under the Credit Facility that would permit the lender to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness and the lender may exercise rights available to it under the security interest granted in the assets of Credit I, including, to the extent permitted under applicable law, the seizure of such assets without adjudication. As a result, any default could have serious consequences to our financial condition. An event of default or an acceleration under the Credit Facility could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. We may not be granted waivers or amendments to the Credit Facility if for any reason we are unable to comply with it, and we may not be able to refinance the Credit Facility on terms acceptable to us, or at all.

Because we will distribute all or substantially all of our income and any realized net short-term capital gains over realized net long-term capital losses to our stockholders, we will need additional capital to finance our growth, if any. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

To satisfy the requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our net ordinary income and realized net short-term capital gains over realized net long-term capital losses except that we may retain certain net long-term capital gains, pay applicable income taxes with respect thereto, and elect to treat such retained capital gains as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as discussed below, as a business development company, we are limited in our ability to issue equity securities priced below net asset value. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

If we are unable to obtain additional debt financing, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of the Credit Facility, in order to obtain funds which may be made available for investments. The Credit Facility matures in March 2015. We were able to request advances under the Credit Facility through March 4, 2011. We may not request new advances and we must repay the outstanding advances under the Credit Facility as of such date at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Credit Facility, particularly the condition that the principal balance of the Credit Facility does not exceed 75% of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Credit Facility are due and payable on March 4, 2015, unless such date is extended upon Credit I’s request and upon mutual agreement of WestLB and Credit I. If we are unable to increase, renew or replace any such facility and enter into a new debt financing facility on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic down turn or an operational problem that affects third parties or us, and could materially damage our business.

If we do not receive qualification from the SBA to form an SBIC or we are unable to comply with SBA regulations after our SBIC subsidiary is formed, our business plan and investment objective could be materially adversely affected.

We are currently seeking qualification as an SBIC for Longview SBIC LP, our wholly owned subsidiary, which will be regulated by the SBA. On July 14, 2009, our Advisor received notification from the SBA that invited our Advisor to continue with the application process for licensing this subsidiary as an SBIC. On December 6, 2010 our subsidiary filed an application for a license to operate as a small business investment company. On December 21, 2010 we received a letter from the SBA that it had accepted our application for filing. However, the application to license this subsidiary as an SBIC is subject to SBA approval. If we do not receive SBA approval to license an SBIC our business plan and investment objective could be materially adversely affected. If our subsidiary receives this qualification, it will become subject to SBA regulations that may constrain our activities or our subsidiary. We may need to make allowances in our investment activity or the investment activity of our subsidiaries to comply with SBA regulations. In addition, SBA regulations may impose parameters on our business operations and investment objectives that are different than what we otherwise would do if we were not subject to these regulations. Failure to comply with the SBA regulations could result in the loss of the SBIC license and the resulting inability to participate in the SBA-sponsored debenture program. The SBA also limits the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise. To the extent that our subsidiary receives a license to operate as an SBIC, this would prohibit a change of control of us without prior SBA approval. If we are unable to comply with SBA regulations, our business plan and growth strategy could be materially adversely affected.

Changes in interest rates may affect our cost of capital and net investment income.

Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Some of our investments have fixed interest rates, while our borrowings have floating interest rates. As a result, a significant change in interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using hedging instruments such as swaps, futures, options and forward contracts, subject to applicable legal requirements, including, without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. We also have limited experience in entering into hedging transactions, and we will initially have to rely on the advice of outside parties with respect to the use of these financial instruments or develop this expertise internally. Adverse developments resulting from changes in interest rates or hedging transactions or any adverse developments from our use of hedging instruments could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to enter into appropriate hedging transactions when desired and any hedging transactions we enter into may not be effective.

Because many of our investments typically are not and will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our net asset value.

Our investments consist, and we expect our future investments to consist, primarily of loans or securities issued by privately held companies. As a result, the fair value of these investments that are not publicly traded may not be readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses.

Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these investments on a quarterly basis, or more frequently as circumstances require, in accordance with our valuation policy consistent with generally accepted accounting principles. Our board of directors employs an independent third-party valuation firm to assist them in arriving at the fair value of our investments. The board of directors will discuss valuations and determine the fair value in good faith based on the input of our Advisor and the third-party valuation firm. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of these investments.

Disruption in the capital markets and the credit markets could adversely affect our business.

Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities. Beginning in 2007, the global capital markets entered into a period of disruption and extreme volatility and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry could restrict our business operations and could adversely impact our results of operations and financial condition. We are unable to predict when economic and market conditions may become more favorable. Even if these conditions improve significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

We may not realize gains from our equity investments.

All of our investments that we have made in the past include, and investments we may make in the future are expected to include, warrants. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal with respect to these equity investments is to ultimately realize gains upon disposition. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, refinancing or public offering, which would allow us to sell the underlying equity interests. In addition, the time and attention of the investment personnel of our Advisor could be diverted from managing our debt portfolio in order to manage any equity investments we receive thereby impacting the value of our remaining portfolio, and our Advisor’s significant experience in Technology Lending may not result in returns on our equity investments.

From time to time we may also acquire equity participation rights in connection with an investment which will allow us, at our option, to participate in future rounds of equity financing through direct capital investments in our portfolio companies. Our Advisor will determine whether to exercise any of these rights. Accordingly, you will have no control over whether or to what extent these rights are exercised, if at all. If we exercise these rights, we will be making an additional investment completely in the form of equity which will subject us to significantly more risk than our Technology Loans and we may not receive the returns that are anticipated with respect to these investments.

We may not realize expected returns on warrants received in connection with our debt investments.

As discussed above, we generally receive warrants in connection with our debt investments. If we do not receive the returns that are anticipated on the warrants, our investment returns on our portfolio companies, and the value of your investment in us, may be lower than expected.

Regulations governing our operation as a business development company affect our ability to, and the way in which, we raise additional capital, which may expose us to additional risks.

Our business plans contemplate a need for a substantial amount of capital in addition to our current amount of capital. We may obtain additional capital through the issuance of debt securities, other indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Moreover, in connection with the filing of the SBA license application, we expect to seek exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from the 200% consolidated asset coverage ratio requirements. If we issue senior securities, we would be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, if we issue preferred stock, it would rank “senior” to common stock in our capital structure and preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock.

The 1940 Act permits us to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If our asset coverage ratio is not at least 200%, we will not be permitted to pay dividends or issue additional senior securities. If the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when we may be unable to do so or to do so on favorable terms.

As a business development company, we generally are not able to issue our common stock at a price below net asset value without first obtaining the approval of our stockholders and our independent directors. This requirement will not apply to stock issued upon the exercise of options, warrants or rights that we may issue from time to time. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

If we are unable to satisfy the requirements under the Code for qualification as a RIC, we will be subject to corporate-level federal income tax.

To qualify as a RIC under the Code, we must meet certain source-of-income, diversification and other requirements contained in Subchapter M of the Code and maintain our election to be regulated as a business development company under the 1940 Act. We must also meet the Annual Distribution Requirement to avoid corporate-level federal income tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders.

The source-of-income requirement is satisfied if we derive in each taxable year at least 90% of our gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures or forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership.” The status of certain forms of income we receive could be subject to different interpretations under the Code and might be characterized as non-qualifying income that could cause us to fail to qualify as a RIC, assuming we do not qualify for or take advantage of certain remedial provisions, and, thus, may cause us to be subject to corporate-level federal income taxes.

The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders on an annual basis an amount equal to at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we borrow money, we may be subject to certain asset coverage ratio requirements under the 1940 Act and loan covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC, assuming we do not qualify for or take advantage of certain remedial provisions, and, thus, may be subject to corporate-level income tax.

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (i) dispose of certain investments quickly; (ii) raise additional capital to prevent the loss of RIC status; or (iii) engage in certain remedial actions that may entail the disposition of certain investments at disadvantageous prices that could result in substantial losses, and the payment of penalties, if we qualify to take such actions. Because most of our investments are and will be in development-stage companies within our Target Industries, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the asset diversification requirements, it could take a longer time to invest such capital. During this period, we will invest in temporary investments, such as cash and cash equivalents, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of our investments in secured and amortizing loans.

If we were to fail to qualify for the federal income tax benefits allowable to RICs for any reason and become subject to a corporate-level federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions before requalifying as a RIC. See “Regulation.”

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the original issue discount that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the requirement that we distribute an amount equal to at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized long-term capital losses, if any (the “Annual Distribution Requirement”). For example, the proportion of our income that resulted from original issue discount for both of the years ended December 31, 2010 and December 31, 2009 was approximately 8.2%.

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level federal income tax on all our income.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Substantially all of our assets are qualifying assets and we expect that substantially all of our assets that we may acquire in the future will be “qualifying assets,” although we may decide to make other investments that are not “qualifying assets” to the extent permitted by the 1940 Act. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets may not be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. See Item 1 above, “Regulation — Qualifying Assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations.

Changes in laws or regulations governing our business could adversely affect our business, results of operations and financial condition.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern business development companies, RICs, SBICs or non-depository commercial lenders could significantly affect our operations, our cost of doing business and our investment strategy. We are subject to federal, state and local laws and regulations and judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, portfolio composition and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements, we may incur significant expenses to comply with these laws, regulations or decisions or we might have to restrict our operations or alter our investment strategy. For example, any change to the SBA’s current debenture SBIC program could have a significant impact on our ability to obtain lower-cost leverage and our ability to compete with other finance companies. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

Our Advisor has significant potential conflicts of interest with us and our stockholders.

As a result of our arrangements with our Advisor, there may be times when our Advisor has interests that differ from those of our stockholders, giving rise to a potential conflict of interest. Our executive officers and directors, as well as the current and future executives and employees of our Advisor, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of our stockholders. In addition, our Advisor may manage other funds in the future that may have investment objectives that are similar, in whole or in part, to ours. Our Advisor may determine that an investment is appropriate for us and for one or more of those other funds. In such an event, depending on the availability of the investment and other appropriate factors, our Advisor will endeavor to allocate investment opportunities in a fair and equitable manner. It is also possible that we may not be given the opportunity to participate in these other investment opportunities.

We pay management and incentive fees to our Advisor and reimburse our Advisor for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Also, the incentive fee payable by us to our Advisor may create an incentive for our Advisor to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangements.

We have entered into a license agreement with Horizon Technology Finance, LLC, pursuant to which it has agreed to grant us a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement is in effect between us and our Advisor. In addition, we pay our Advisor, our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer and any administrative support staff. Any potential conflict of interest arising as a result of our arrangements with our Advisor could have a material adverse effect on our business, results of operations and financial condition.

Our incentive fee may impact our Advisor’s structuring of our investments, including by causing our Advisor to pursue speculative investments.

The incentive fee payable by us to our Advisor may create an incentive for our Advisor to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Advisor is calculated based on a percentage of our return on invested capital. This may encourage our Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our Advisor receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our Advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. In addition, the incentive fee may encourage our Advisor to pursue different types of investments or structure investments in ways that are more likely to result in warrant gains or gains on equity investments, including upon exercise of equity participation rights, which are inconsistent with our investment strategy and disciplined underwriting process.

The incentive fee payable by us to our Advisor also may induce our Advisor to pursue investments on our behalf that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash. In addition, the “catch-up” portion of the incentive fee may encourage our Advisor to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in the timing and amounts of dividends. Our governing documents do not limit the number of loans we may make with deferred interest features or the proportion of our income we derive from such loans. For the years ended December 31, 2010 and 2009, we derived approximately 4.3% and 3.4%, respectively, of our income from the deferred interest component of our loans and approximately 4.0% and 4.8%, respectively, of our income from discount accretion associated with warrants we have received in connection with the making of our loans.

If we are unable to manage our future growth effectively, we may be unable to achieve our investment objective, which could adversely affect our business, results of operations and financial condition and cause the value of your investment in us to decline.

Our ability to achieve our investment objective depends on our ability to achieve and sustain growth, which depends, in turn, on our Advisor’s direct origination capabilities and disciplined underwriting process in identifying, evaluating, financing, investing in and monitoring suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Advisor’s marketing capabilities, management of the investment process, ability to provide efficient services and access to financing sources on acceptable terms. In addition to monitoring the performance of our existing investments, our Advisor may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. If we fail to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected and the value of your investment in us could decrease.

Our board of directors may change our operating policies and strategies, including our investment objective, without prior notice or stockholder approval, the effects of which may adversely affect our business.

Our board of directors may modify or waive our current operating policies and strategies, including our investment objectives, without prior notice and without stockholder approval (provided that no such modification or waiver may change the nature of our business so as to cease to be, or withdraw our election as, a business development company as provided by the 1940 Act without stockholder approval at a special meeting called upon written notice of not less than ten or more than sixty days before the date of such meeting). We cannot predict the effect any changes to our current operating policies and strategies would have on our business, results of operations or financial condition or on the value of our stock. However, the effects of any changes might adversely affect our business, any or all of which could negatively impact our ability to pay dividends or cause you to lose all or part of your investment in us.

Our quarterly and annual operating results may fluctuate due to the nature of our business.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including: our ability to make investments in companies that meet our investment criteria, the interest rate payable on our loans, the default rate on these investments, the level of our expenses, variations in, and the timing of, the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, we have historically experienced greater investment activity during the second and fourth quarters relative to other periods. As a result of these factors, you should not rely on the results for any prior period as being indicative of our performance in future periods.

Our business plan and growth strategy depends to a significant extent upon our Advisor’s referral relationships. If our Advisor is unable to develop new or maintain existing relationships, or if these relationships fail to generate investment opportunities, our business could be materially adversely affected.

We have historically depended on our Advisor’s referral relationships to generate investment opportunities. For us to achieve our future business objectives, members of our Advisor will need to maintain these relationships with venture capital and private equity firms and management teams and legal firms, accounting firms, investment banks and other lenders, and we will rely to a significant extent upon these relationships to provide us with investment opportunities. If they fail to maintain their existing relationships or develop new relationships with other firms or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, persons with whom our Advisor has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will lead to the origination of debt or other investments.

Our Advisor can resign on 60 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.

Under our Investment Management Agreement, our Advisor has the right to resign at any time, including during the first two years following the Investment Management Agreement’s effective date, upon not more than 60 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to find a new investment Advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so, our operations are likely to be disrupted, our business, results of operations and financial condition and our ability to pay distributions may be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of new management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, results of operations or financial condition.

Our ability to enter into transactions with our affiliates is restricted.

As a business development company, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to an affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to that person or certain of that person’s affiliates, or entering into prohibited joint transactions with those persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC.

Terrorist attacks and other catastrophic events may disrupt the businesses in which we invest and harm our operations and our profitability.

Terrorist attacks and threats, escalation of military activity or acts of war may significantly harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or United States businesses. Such attacks or armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States or elsewhere. In addition, because many of our portfolio companies operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, fire, earthquake, severe weather conditions or other catastrophic event could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations. Losses resulting from terrorist attacks are generally uninsurable.

Risks Related to our Investments

We have not yet identified many of the potential investment opportunities for our portfolio.

We have not yet identified many of the potential investment opportunities for our portfolio. Our future investments will be selected by our Advisor, subject to the approval of its investment committee. Our stockholders do not have input into our Advisor’s investment decisions. As a result, our stockholders are unable to evaluate any of our future portfolio company investments. These factors increase the uncertainty, and thus the risk, of investing in our shares of common stock.

If our investments do not meet our performance expectations, you may not receive distributions.

We intend to make distributions of income on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Regulation” above. Also, restrictions and provisions in any existing or future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs.

Most of our portfolio companies will need additional capital, which may not be readily available.

Our portfolio companies typically require substantial additional financing to satisfy their continuing working capital and other capital requirements and service the interest and principal payments on our investments. We cannot predict the circumstances or market conditions under which our portfolio companies will seek additional capital. Each round of institutional equity financing is typically intended to provide a company with only enough capital to reach the next stage of development. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to the portfolio company, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from private investors, public capital markets or lenders thereby requiring these companies to cease or curtail business operations. Accordingly, investing in these types of companies generally entails a higher risk of loss than investing in companies that do not have significant incremental capital raising requirements.

Economic recessions or downturns could adversely affect our business and that of our portfolio companies which may have an adverse effect on our business, results of operations and financial condition.

General economic conditions may affect our activities and the operation and value of our portfolio companies. Economic slowdowns or recessions may result in a decrease of institutional equity investment, which would limit our lending opportunities. Furthermore, many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the loans that we hold. We may incur expenses to the extent necessary to recover our investment upon default or to negotiate new terms with a defaulting portfolio company. These events could harm our financial condition and operating results.

Our investment strategy focuses on investments in development-stage companies in our Target Industries, which are subject to many risks, including volatility, intense competition, shortened product life cycles and periodic downturns, and are typically rated below “investment grade.”

We intend to invest, under normal circumstances, most of the value of our total assets (including the amount of any borrowings for investment purposes) in development-stage companies, which may have relatively limited operating histories, in our Target Industries. Many of these companies may have narrow product lines and small market shares, compared to larger established publicly-owned firms, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. The revenues, income (or losses) and valuations of development-stage companies in our Target Industries can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. These companies may also have more limited access to capital and higher funding costs. In addition, development-stage technology markets are generally characterized by abrupt business cycles and intense competition, and the competitive environment can change abruptly due to rapidly evolving technology. Therefore, our portfolio companies may face considerably more risk than companies in other industry sectors. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us and may materially adversely affect the return on, or the recovery of, our investments in these businesses.

Because of rapid technological change, the average selling prices of products and some services provided by development-stage companies in our Target Industries have historically decreased over their productive lives. These decreases could adversely affect their operating results and cash flow, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition and results of operations.

Any unrealized depreciation we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at fair value which shall be the market value of our investments or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures approved by our board of directors in accordance with our valuation policy. We are not permitted to maintain a reserve for loan losses. Decreases in the fair values of our investments are recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately reduces our income available for distribution in future periods.

If the assets securing the loans we make decrease in value, we may not have sufficient collateral to cover losses and may experience losses upon foreclosure.

We believe our portfolio companies generally will be able to repay our loans from their available capital, from future capital-raising transactions or from cash flow from operations. However, to mitigate our credit risks, we typically take a security interest in all or a portion of the assets of our portfolio companies, including the equity interests of their subsidiaries. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to appraise or sell in a timely manner and may fluctuate in value based upon the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, although such loan is secured, we may not receive principal and interest payments according to the loan’s terms and the value of the collateral may not be sufficient to recover our investment should we be forced to enforce our remedies.

In addition, because we invest in development-stage companies in our Target Industries, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory, equipment, cash and accounts receivables. Intellectual property, if any, which secures a loan could lose value if the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. In addition, in lieu of a security interest in the intellectual property we may sometimes obtain a security interest in all assets of the portfolio company other than intellectual property and also obtain a commitment by the portfolio company not to grant liens to any other creditor on the company’s intellectual property. In these cases, we may have additional difficulty recovering our principal in the event of a foreclosure. Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.

The lack of liquidity in our investments may adversely affect our business, and if we need to sell any of our investments, we may not be able to do so at a favorable price. As a result, we may suffer losses.

We plan to generally invest in loans with terms of up to four years and hold such investments until maturity, unless earlier prepaid, and we do not expect that our related holdings of equity securities will provide us with liquidity opportunities in the near-term. We expect to primarily invest in companies whose securities are not publicly-traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. We may also face other restrictions on our ability to liquidate an investment in a public portfolio company to the extent that we possess material non-public information regarding the portfolio company. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to dispose of our investments in the near term. However, we may be required to do so in order to maintain our qualification as a business development company and as a RIC if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Because most of our investments are illiquid, we may be unable to dispose of them, in which case we could fail to qualify as a RIC and/or BDC, or we may not be able to dispose of them at favorable prices, and as a result, we may suffer losses.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We plan to invest primarily in loans issued by our portfolio companies. Some of our portfolio companies are permitted to have other debt that ranks equally with, or senior to, our loans in the portfolio company. By their terms, these debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These debt instruments may prohibit the portfolio companies from paying interest on or repaying our investments in the event of, and during, the continuance of a default under the debt instruments. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any payment in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with our loans, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy.

There may be circumstances where our loans could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though certain of our investments are structured as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a portfolio company’s business, including in rendering significant managerial assistance, or instances where we exercise control over the portfolio company.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We currently invest, and plan to invest, primarily in privately held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our Advisor to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and a smaller market presence than larger competitors. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could affect our investment returns.

In addition, our success depends, in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for the day-to-day operations of our portfolio companies. Competition for qualified personnel is intense at any stage of a company’s development. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively affect our investment returns.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. For example, most of our debt investments have, historically, been repaid prior to maturity by our portfolio companies. At the time of a liquidity event, such as a sale of the business, refinancing or public offering, many of our portfolio companies have availed themselves of the opportunity to repay our loans prior to maturity. Our investments generally allow for repayment at any time subject to certain penalties. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our business and growth strategy could be adversely affected if government regulations, priorities and resources impacting the industries in which our portfolio companies operate change.

Some of our portfolio companies operate in industries that are highly regulated by federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns.

Our portfolio companies operating in the life science industry are subject to extensive government regulation and certain other risks particular to that industry.

As part of our investment strategy, we have invested, and plan to invest in the future, in companies in the life science industry that are subject to extensive regulation by the Food and Drug Administration, or FDA, and to a lesser extent, other federal and state agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the life science industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.

The value of our investments in our portfolio companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, technology-related products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us over the life of the loan could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new technologies and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.

Our future success and competitive position depends in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our investments and/or constitutes a significant portion of the portfolio companies’ value that may be available in a downside scenario to repay our loans. Our portfolio companies rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights or other intellectual property rights, protect their trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third party’s patent or other proprietary rights, it could be required to pay damages to the third party, alter its products or processes, obtain a license from the third party and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

We do not expect to control any of our portfolio companies.

We do not control, or expect to control in the future, any of our portfolio companies, even though our debt agreements may contain certain restrictive covenants that limit the business and operations of our portfolio companies. We also do not maintain, or intend to maintain in the future, a control position to the extent we own equity interests in any portfolio company. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and we may therefore, suffer a decrease in the value of our investments.

Risks Related to our Common Stock

We cannot assure you that the market price of shares of our common stock will not decline.

Prior to our IPO, there was no public trading market for our common stock. We cannot predict the prices at which our common stock will trade. Shares of closed-end management investment companies have in the past frequently traded at discounts to their net asset values and our common stock has been and may continue to be discounted in the market. This characteristic of closed-end management investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors.

Subsequent sales in the public market of substantial amounts of our common stock issued to insiders or others may have an adverse effect on the market price of our common stock.

We and our executive officers and directors and certain other stockholders, including the selling stockholder in our initial public offering made pursuant to our Prospectus dated October 28, 2010, are subject to agreements with the underwriters of our initial public offering that restrict our and their ability to transfer our stock for a period of 180 days from October 28, 2010. Approximately one out of every six of our publicly issued shares outstanding is subject to such agreements. In the event that either (a) during the last 17 days of the 180-day restricted period, we issue an earnings release or material news or a material event relating to us occurs or (b) prior to the expiration of the 180-day restricted period, we announce that we will release earnings results during the 16-day period beginning on the last day of the 180-day period, the “lock-up” restrictions will continue to apply until the expiration of the 18-day period beginning on the issuance of the earnings release or the occurrence of the material news or material event. After the lock-up agreements expire, an aggregate of 1,305,124 additional shares of our common stock will be eligible for sale in the public market in accordance with Rule 144 under the Securities Act. Sales of substantial amounts of our common stock or the availability of such shares for sale, including by insiders, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, our ability to raise additional capital through the sale of equity securities could be impaired should we desire to do so.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market or in the market for business development companies from time to time;

•	investor demand for our shares of common stock;

•	significant volatility in the market price and trading volume of securities of registered closed-end management investment companies, business development companies or other financial services companies;

•	our inability to raise capital, borrow money or deploy or invest our capital;

•	fluctuations in interest rates;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	changes in regulatory policies or tax guidelines with respect to RICs, business development companies or SBICs;

•	not electing or losing RIC status;

•	actual or anticipated changes in our earnings or fluctuations in our operating results;

•	changes in the value of our portfolio of investments;

•	changes in the value of our portfolio of investments;

•	changes in the value of our portfolio of investments;

•	general economic conditions, trends and other external factors;

•	departures of key personnel; or

•	loss of a major source of funding.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We currently invest a portion of our capital in high-quality short-term investments, which generate lower rates of return than those expected from investments made in accordance with our investment objective.

We currently invest a portion of the net proceeds of our capital in cash, cash equivalents, U.S. government securities and other high-quality short-term investments. These securities may earn yields substantially lower than the income that we anticipate receiving once these proceeds are fully invested in accordance with our investment objective.

Investing in shares of our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk, volatility or loss of principal than alternative investment options. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

Anti-takeover provisions in our charter documents and other agreements and certain provisions of the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, our certificate of incorporation and bylaws:

•	provide for a classified board of directors, which may delay the ability of our stockholders to change the membership of a majority of our board of directors;

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	do not provide for cumulative voting;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit the calling of special meetings of stockholders;

•	provide that our directors may be removed only for cause;

•	require supermajority voting to effect certain amendments to our certificate of incorporation and our bylaws; and

•	require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock. Our Credit Facility also contains a covenant that prohibits us from merging or consolidating with any other person or selling all or substantially all of our assets without the prior written consent of WestLB. If we were to engage in such a transaction without such consent, WestLB could accelerate our repayment obligations under, and/or terminate, our Credit Facility. In addition, the SBA prohibits, without prior SBA approval, a “change of control” of an SBIC. A “change of control” is any event which would result in the transfer of power, direct or indirect, to direct the management and policies of an SBIC, including through ownership. To the extent that we receive a license for our SBIC subsidiary, this would prohibit a change of control of us without prior SBA approval.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2010, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of our Advisor are suitable and adequate for our business as it is conducted.

Item 3.	Legal Proceedings

Neither we nor our Advisor are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against our Advisor. From time to time, we or our Advisor may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on October 29, 2010 and is currently traded on the NASDAQ Global Market under the symbol “HRZN.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly dividends per share since shares of our common stock began being regularly quoted on the NASDAQ Global Select Market.

				High Sales	Low Sales
		Closing Sales Price		Price to	Price to	Dividends
Period	NAV(1)	High	Low	NAV(2)	NAV(2)	Declared

Year ended December 31, 2010
Fourth quarter(3)	$16.75	$15.59	$13.83	93%	83%	$0.22

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)	From October 29, 2010 (initial public offering) to December 31, 2010.

The last reported price for our common stock on March 1, 2011 was $15.79 per share. As of March 1, 2011 we had two stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name. We believe the number of beneficial owners of our common stock is over 1,600.

Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the year ended December 31, 2010, we issued a total of 38,298 shares of common stock under our dividend reinvestment plan, which we refer to as our “DRIP.” The issuances under our DRIP are not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our DRIP was approximately $565,000.

Distributions

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders.

To maintain RIC status, we must, among other things, meet the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Distributions of any such carryover taxable income must be made through a dividend declared prior to filing the final tax return related to the year in which such taxable income was generated in order to count towards the satisfaction of the Annual Distribution Requirement in the year in which such income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Regulation — Taxation as a RIC.”

We maintain an “opt out” DRIP for our common stockholders. As a result, if we declare a dividend or other distribution, the stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

In January 2010, the Internal Revenue Service extended a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011 and (3) each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which must be at least 10% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash receive less than 10% of his or her entire distribution in cash. We have not elected to distribute stock as a dividend pursuant to this procedure, but reserve the right to do so.

The following table reflects the cash distributions, including dividends and returns of capital per share that our board of directors has declared and we have paid, including shares issued under our DRIP, on our common stock since our inception.

		Dividends
Record Date	Payment Date	Declared

Year ended December 31, 2010
December 28, 2010	December 31, 2010	$0.22

Total		$0.22

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial Services Index, for the period from October 28, 2010 (the date of the initial public offering) through December 31, 2010. The graph assumes that, on October 29, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

We have derived the selected historical consolidated balance sheet information as of December 31, 2009 and 2008 and the selected historical consolidated statement of operations information for the year ended December 31, 2009 and for the period from March 4, 2008 (inception) through December 31, 2008 from Compass Horizon’s financial statements, which were audited by McGladrey & Pullen LLP, an independent registered public accounting firm. We have derived the selected historical consolidated financial data as of December 31, 2010 and for the year ended December 31, 2010 from the audited consolidated financial statements of Horizon Technology Finance Corporation and Subsidiaries. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Post-IPO as a	Pre-IPO Prior to becoming a Business
	Business	Development Company
	Development			March 4,
	Company			2008
	October 29,	January 1,		(Inception)
	2010 to	2010 to	Year Ended	through
	December 31,	October 28,	December 31,	December 31,
	2010	2010	2009	2008
	(In thousands, except per share data)

Statement of Operations Data:
Total investment income	$3,251	$14,956	$15,326	$7,021
Base management fee	668	2,019	2,202	1,073
Performance based incentive fee	414	—	—	—
All other expenses	810	3,912	4,567	2,958
Net investment income	1,359	9,025	8,557	2,990
Net realized gain on investments	611	69	138	22
Net unrealized appreciation (depreciation) on investments	1,449	1,481	892	(73)
Credit (provision) for loan losses	—	739	(274)	(1,650)
Net increase in net assets resulting from operations	3,419	11,314	9,313	1,289
Per share data:
Net asset value	$16.75	N/A	N/A	N/A
Net investment income	0.18	N/A	N/A	N/A
Net realized gain on investments	0.08	N/A	N/A	N/A
Net change in unrealized appreciation (depreciation) on investments	0.19	N/A	N/A	N/A
Net increase/(decrease) in net assets resulting from operations	0.45	N/A	N/A	N/A
Per share dividends declared	0.22	N/A	N/A	N/A
Dollar amount of dividends declared	1,662	N/A	N/A	N/A
Balance Sheet data at period end:
Investments, at fair value/book value	$136,810	N/A	$111,954	$92,174
Cash and cash equivalents	76,793	N/A	9,892	20,024
Other assets	2,602	N/A	3,022	3,017
Total assets	216,205	N/A	124,868	115,215
Total liabilities	89,010	N/A	65,375	65,430
Total net assets/members’ capital	127,195	N/A	59,493	49,784
Other data:
Weighted average annualized yield on income producing investments at fair value	14.6%	N/A	13.9%	12.7%
Number of portfolio companies at period end	32	N/A	32	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. For periods prior to October 28, 2010, the consolidated financial statements and related footnotes reflect the performance of our predecessor, Compass Horizon Funding Company LLC, and its wholly owned subsidiary, Horizon Credit I LLC, both of which were formed in January 2008 and commenced operations in March 2008.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services, and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to generate current income from the loans we make and capital appreciation from the warrants we receive when making such loans. We make secured loans, which we refer to as “Technology Loans,” to companies backed by established venture capital and private equity firms in our Target Industries, which we refer to as “Technology Lending.” We also selectively lend to publicly traded companies in our Target Industries.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act. As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a business development company, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing.

Compass Horizon Funding Company LLC, which we refer to as “Compass Horizon,” our predecessor company, commenced operations in March 2008. We were formed in 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity. On October 28, 2010, we and certain selling stockholders completed an initial public offering and sold 6,250,000 shares of our common stock at a public offering price of $16.00 per share. Our shares are listed on The NASDAQ Global Market under the symbol “HRZN.”

Current Market Conditions

Current Market Overview

Venture Capital financing and mergers and acquisitions (M&A) activity in our Target Markets improved significantly in 2010. According to VentureSource, venture capital investment of $26.2 billion in 2010 represented an 11% increase over venture capital investment in 2009. In addition, according to VentureDeal forty-four (44) venture capital backed companies completed IPOs in 2010 raising approximately $4.5 billion, which compares favorably to 2009 when twelve (12) venture capital backed companies completed IPOs and raised less than $2 billion. According to VentureSource, there were 404 M&A exits totaling approximately $21.9 billion in 2009, compared to 468 M&A exits totaling approximately $35.8 billion in 2010. This represents a 16% increase in the number of transactions and a 63% increase in the amount of dollars. The average M&A price increased from $54 million in 2009 to $76 million in 2010.

With increased access to capital and the potential for better exits, we believe venture capital backed companies and their investors are becoming increasingly focused on product development and revenue growth. We believe this focus on growth will further increase the need for capital and create greater demand for our debt products in our Target Markets in 2011 and 2012.

We see increased investment opportunities in drug development and healthcare information and services companies which provide new technology services and products designed to bring down the cost of healthcare and make the healthcare system more efficient. We believe the cleantech market is maturing, which makes it a more attractive market for venture capital investors. As venture capital investment in cleantech increases, it will become a greater growth market opportunity for us in 2011 and 2012.

As market conditions for venture lending continue to trend positive, we believe competition from other venture lenders will increase in 2011. We believe our marketing strategy, experience, relationships and strong balance sheet will allow us to continue to be a leader in the venture lending market in 2011.

Portfolio Composition and Investment Activity

As of December 31, 2010 and 2009, our loan portfolio consisted of 32 loans, which had an aggregate fair value of $130.2 million at December 31, 2010 and an aggregate book value of $111.4 million at December 31, 2009, and our warrant portfolio had an aggregate fair value of $6.2 million and $2.5 million at December 31, 2010 and 2009, respectively.

The following table shows our portfolio by asset class as of December 31, 2010 and 2009. Please note for all tables included in this section the loans at December 31, 2010 are presented at fair value and the loans at December 31, 2009 are presented at book value as we did not record our loans at fair value prior to going public.

	December 31, 2010			December 31, 2009
			% of			% of
	# of	Fair	Total	# of	Book	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	($ in thousands)

Secured term loans	31	$127,949	93.5%	29	$104,295	91.6%
Secured revolving loans	—	—	—	2	3,665	3.2%
Equipment loans	1	2,285	1.6%	1	3,460	3.0%

Total loans	32	130,234	95.1%	32	111,420	97.8%

Warrants to purchase stock	43	6,225	4.6%	37	2,458	2.2%
Equity	2	351	0.3%	—	—	—

Total		$136,810	100.0%		$113,878	100.0%

Total portfolio investment activity as of and for the years ended December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
	($ in thousands)

Beginning portfolio	$113,878	$93,824
New loan funding	98,267	49,934
Less refinanced balances	(13,593)	—

Net new loan funding	84,674	49,934

Principal and stock payments received on investments	(33,149)	(16,805)
Early pay-offs	(31,709)	(14,582)
Accretion of loan fees	1,399	1,068
New loan fees	(836)	(449)
New equity	350	—
Net appreciation on investments	2,203	888

Ending Portfolio	$136,810	$113,878

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our loan portfolio by industry sector as of December 31, 2010, and 2009:

	December 31, 2010		December 31, 2009
	Loans at	Percentage	Loans at	Percentage
	Fair	of Total	Book	of Total
	Value	Portfolio	Value	Portfolio
	($ in thousands)

Life Science
Biotechnology	$30,470	23.4%	$21,761	19.5%
Medical Device	19,572	15.0%	16,033	14.4%
Technology
Consumer-related Technologies	4,460	3.4%	15,180	13.6%
Networking	2,285	1.8%	14,562	13.1%
Software	8,745	6.7%	12,887	11.6%
Data Storage	7,912	6.1%	9,024	8.1%
Internet and Media	—	—	2,483	2.2%
Communications	7,591	5.9%	2,457	2.2%
Semiconductors	—	—	866	0.8%
Cleantech
Energy Efficiency	16,570	12.7%	—	—
Waste Recycling	2,363	1.8%	—	—
Healthcare Information and Services
Diagnostics	20,472	15.7%	16,167	14.5%
Other Healthcare Related Services and Technologies	9,794	7.5%	—	—

Total	$130,234	100.0%	$111,420	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 31% and 28% of total loans outstanding as of December 31, 2010 and 2009, respectively. No single loan represented more than 10% of our total loans as of December 31, 2010 or 2009.

As of December 31, 2010 and 2009, interest receivable was $1.9 million and $1.5 million, respectively, which represents one month of accrued interest income on our loans. The increase in 2010 was due to a larger loan portfolio relative to 2009.

Loan Portfolio Asset Quality

We use a credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 or 1 represents a deteriorating credit quality and increased risk. See “Business” for more detailed descriptions. The following table shows the classification of our loan portfolio by credit rating as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Loans at	Percentage	Loans at	Percentage
	Fair	of Loan	Book	of Loan
	Value	Portfolio	Value	Portfolio
	($ in thousands)		($ in thousands)

Credit Rating
4	$29,054	22.3%	$19,113	17.2%
3	94,200	72.3%	$64,224	57.6%
2	6,980	5.4%	$28,083	25.2%
1	—	—	—	—

Total	$130,234	100.0%	$111,420	100.0%

As of December 31, 2010 and 2009 our loan portfolio had a weighted average credit rating of 3.2 and 2.9, respectively. As of December 31, 2010 and 2009 no investments were on non-accrual status.

Consolidated Results of Operations

The consolidated results of operations set forth below include historical financial information of our predecessor, Compass Horizon, prior to our election to become a business development company and our intended election to be treated as a RIC. As a business development company and a RIC for U.S. federal income tax purposes, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. Also, the management fee that we pay to our Advisor under the Investment Management Agreement is determined by reference to a formula that differs materially from the management fee paid by Compass Horizon in prior periods. For these and other reasons, the results of operations described below may not be indicative of the results we report in future periods.

Compass Horizon, our predecessor for accounting purposes, was formed as a Delaware limited liability company in January 2008 and had limited operations through March 3, 2008. As a result, there is no period with which to compare our results of operations for the period from January 1, 2008 through March 3, 2008 or for the period from March 4, 2008 through December 31, 2008.

Consolidated operating results for the years ended December 31, 2010 and 2009, and the period from March 4, 2008 (inception) to December 31, 2008 are as follows:

	2010	2009	2008
	($ in thousands)

Total investment income	$18,207	$15,326	$7,021
Total expenses	7,823	6,769	4,031

Net investment income	10,384	8,557	2,990
Net realized gains	680	138	22
Net unrealized appreciation (depreciation)	2,930	892	(73)
Credit (provision) for loan losses	739	(274)	(1,650)

Net income	$14,733	$9,313	$1,289

Average investments, at fair value	$124,027	$109,561	$63,111

Average debt outstanding	$77,174	$70,582	$37,010

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased by $2.9 million, or 19.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. For the year ended December 31, 2010, total investment income consisted primarily of $17.4 million in interest income from investments, which included $1.4 million in income from the amortization of discounts and origination fees on investments. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Other investment income was primarily comprised of loan prepayment fees collected from our portfolio companies and increased primarily due to a higher number of prepayments in 2010.

Investment income increased by $8.3 million, or 118.3%, for the year ended December 31, 2009 as compared to the period from March 4, 2008 (inception) to December 31, 2009. For the year ended December 31, 2009, total investment income consisted primarily of $14.9 million in interest income from investments, which included $1.0 million in income from the amortization of discounts and origination fees on investments. Interest income on investments and other investment income increased primarily due to (i) the increased average size of the loan portfolio and (ii) there being a full 12 months of income in 2009 compared to only 10 months in 2008 in light of when we commenced operations. Other investment income was primarily comprised of loan prepayment fees collected from our portfolio companies.

For the years ended December 31, 2010, December 31, 2009 and the ten month period ended December 31, 2008, our dollar-weighted average annualized yield on average loans was approximately 14.6%, 13.9% and 12.7%, respectively. We compute the yield on average loans as (i) total investment interest and other investment income divided by (b) average gross loans receivable. We used month end loan balances during the period to compute average loans receivable. Since we commenced operations in March 2008, the results for the period ended December 31, 2008 were annualized.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 22%, 23% and 21% of investment income for the years ended December 31, 2010, December 31, 2009 and the period from March 4, 2008 (inception) to December 31, 2008, respectively.

Expenses

Total expenses increased by $1.1 million, or 15.6%, to $7.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Total expenses increased by $2.7 million, or 67.9%, to $6.8 million for the year ended December 31, 2009 as compared to the period March 4, 2008 to December 31, 2008.

Total operating expenses for each period consisted principally of management fees and interest expense and, to a lesser degree, professional fees and general and administrative expenses. Interest expense, which includes the amortization of debt issuance costs, increased in 2010 from 2009 primarily from higher average outstanding debt balances on the Credit Facility. Interest expense increased in 2009 from 2008 primarily due to higher average outstanding debt balances on the Credit Facility, partially offset by lower rates charged on the Credit Facility due to lower level of the Credit Facility’s index rate, one-month LIBOR.

Effective with the completion of our initial public offering in October 2010, we now pay management and incentive fees under the Investment Management Agreement which provides a higher management fee base as compared to amounts previously paid by Compass Horizon. Management fee expense in 2010 increased compared to 2009 primarily due to an increase in the average loan portfolio in 2010 from 2009 and increased in 2009 compared to 2008 due to a full 12 months of expense in 2009 compared to only 10 months in 2008. Incentive fees for the period since our initial public offering totaled approximately $414,000 compared to no incentives fees prior to the IPO.

In connection with the Administrative Agreement, we have incurred $88,000 for the period since our initial public offering through December 31, 2010. We did not pay an administrative servicing fee prior to our IPO.

Professional fees and general and administrative expenses include legal, accounting fees, insurance premiums, and miscellaneous other expenses. These expenses increased in 2010 from 2009 primarily from the increased cost as a public company. These expenses increased in 2009 from 2008 primarily because of the longer period in 2009.

Net Realized Gains and Net Unrealized Appreciation and Depreciation

During the years ended December 31, 2010 and 2009, we had $0.7 million and $0.1 million in net realized gains on investments, respectively. During the same periods, we had $2.9 million and $0.9 million in unrealized appreciation on investments, respectively. Net realized gain on warrants resulted from the sale of stock through the exercise of warrants in portfolio companies. For these periods the net increase in unrealized appreciation on investments was primarily from our warrant investments. Net unrealized appreciation on warrants is the difference between the net changes in warrant fair values from the prior determination date and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The increase in net unrealized appreciation on warrants in 2010 and 2009 is primarily due to an increase in the enterprise value of a number of private companies for which we hold warrants. In addition, the increased net appreciation on warrants is due to the increase in the share value of the public company warrants held.

Credit or Provision for Loan Losses

For the period from January 1, 2010 through October 28, 2010 the credit for loan losses was $0.7 million and for the year ended December 31, 2009 and the period ended December 31, 2008 the provision for loan losses was $0.3 million and $1.6 million, respectively. The credit arose from December 31, 2009 through October 28, 2010 primarily due to improved portfolio asset quality during 2010 across all Credit Ratings within the loan portfolio. The loan portfolio had a weighted average credit rating of 3.1 and 2.9 as of October 28, 2010 and December 31, 2009, respectively. See “Loan Portfolio Asset Quality”. The decrease in the provision for loan losses in 2009 compared to 2008 was due to less significant loan growth in 2009. As of our election to be treated as a business development company, we no longer record a credit or provision for loan losses. We record each individual loan and investment on a quarterly basis at fair value. Changes in fair value are recorded through our statement of operations.

Liquidity and Capital Resources

As of December 31, 2010 and 2009, we had cash and cash equivalents of $76.8 million and $9.9 million, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay dividends. To date, our primary sources of capital have been from our IPO, use of our Credit Facility and from the private placement for $50 million of equity capital we completed on March 4, 2008.

As of December 31, 2010, we had available borrowing capacity of approximately $37.5 million under our $125 million Credit Facility, subject to existing terms and advance rates.

Our operating activities used cash of $8 million for the year ended December 31, 2010 and our financing activities provided net cash proceeds of $75 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Such cash was provided primarily from proceeds from our initial public offering and draws under the Credit Facility.

Our operating activities used cash of $11 million for the year ended December 31, 2009 and our financing activities provided net cash proceeds of $0.5 million for the same period. Our operating activities used cash primarily for investing in portfolio companies that was provided primarily from our availability on our Credit Facility.

Our operating activities used cash of $90 million for the 10 month period ended December 31, 2008 and our financing activities provided net cash proceeds of $110 million for the same period. Our operating activities used cash primarily for investing in portfolio companies that was provided primarily from proceeds from an equity private placement and draws under the Credit Facility.

Our primary use of available funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, including the net proceeds from our initial public offering, we expect to opportunistically raise additional capital as needed and subject to market conditions to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders all or substantially all of our income except for certain net capital gains. In addition, as a business development company, we generally will be required to meet a coverage ratio of 200%. This requirement will limit the amount that we may borrow.

If we receive approval to license an SBIC, we will have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC or group of SBICs under common control as of December 31, 2009, was $150 million (which amount is subject to increase on an annual basis based on cost of living index increases).

Current Borrowings

We, through our wholly owned subsidiary, Credit I, entered into a revolving credit facility (the “Credit Facility”) with WestLB AG, New York Branch as Lender (“WestLB”) effective March 4, 2008. Per this agreement, base rate borrowings bear interest at one-month LIBOR plus 2.50%. The rates were 2.76% and 2.73% as of December 31, 2010 and 2009, respectively. The facility size is currently $125 million.

We were able to request advances under the Credit Facility through March 4, 2011. We may not request new advances and we must repay the outstanding advances under the Credit Facility as of such date at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Credit Facility, particularly the condition that the principal balance of the Credit Facility does not exceed seventy-five percent (75%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Credit Facility are due and payable on March 4, 2015 (“Maturity Date”), unless such date is extended upon Credit I’s request and upon mutual agreement of WestLB and Credit I.

The Credit Facility is collateralized by loans held by Credit I and permitted an advance rate of up to 75% of eligible loans. The Credit Facility contains certain customary affirmative and negative covenants, including covenants that restrict certain of our subsidiaries’ ability to make loans to, or investments in, third parties (other than technology loans and warrants or other equity participation rights), pay dividends and distributions, incur additional indebtedness and engage in mergers or consolidations. The Credit Facility also restricts certain of our subsidiaries’ and our Advisor’s ability to create liens on the collateral securing the Credit Facility, permit additional negative pledges on such collateral and change the business currently conducted by them. The Credit Facility contains events of default, including upon the occurrence of a change of control, and contains certain financial covenants that among other things, require Compass Horizon to maintain a minimum net worth, for fiscal year 2010 and after, equal to the minimum net worth amount for 2009 plus 50% of Compass Horizon’s cumulative positive net income for fiscal year 2010 on and after December 31, 2010, and require our Advisor to maintain a minimum net worth, for fiscal year 2010 and after, equal to the greater of (i) $1 million or (ii) the 2009 minimum net worth amount plus 50% of the cumulative positive net income for each fiscal year. The Credit Facility also includes borrower concentration limits which include limitations on the amount of loans to companies in particular industries sectors and also restrict certain terms of the loans.

Future Borrowings

Our ability to make loans in the future is dependent upon our SBIC qualification, or if such approval is not granted in due course, our ability to arrange for a credit facility in the lending markets. While we are confident in both our prospects of receiving SBA approval and also our prospects of sourcing a replacement credit facility, we can give no assurances of either such event.

Interest Rate Swaps and Hedging Activities

In 2008, we entered into two interest rate swap agreements with WestLB, fixing the rate of $10 million at 3.58% and $15 million at 3.2% on the first advances of a like amount of variable rate Credit Facility borrowings. As of December 31, 2010 only the $10 million interest rate swap is still outstanding and expires in October 2011.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2010, we had unfunded commitments of approximately $26.5 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use primarily cash flows from operations and our Credit Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

Contractual Obligations

In addition to the Credit Facility, we have certain commitments pursuant to our Investment Management Agreement entered into with Horizon Technology Finance Management LLC, our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. Payments under the Investment Management Agreement are equal to (1) a base management fee equal to a percentage of the value of our average gross assets and (2) a two-part incentive fee. See “Investment Management and Administration Agreements.” We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff. See “Administration Agreement.”

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must distribute at least 98% of our ordinary income and 98% (or, for our taxable years beginning in 2011, 98.2%) of our capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute quarterly dividends to our stockholders as determined by our Board.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Critical Accounting Policies

The discussion of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our significant accounting policies in the notes to our consolidated financial statements.

We have identified the following items as critical accounting policies.

Valuation of Investments

Investments are recorded at fair value. Our board of directors (“Board”) determines the fair value of its portfolio investments. Prior to our election to become a BDC, loan investments were stated at current unpaid principal balances adjusted for the allowance for loan losses, unearned income and any unamortized deferred fees or costs.

We apply fair value to substantially all of its investments in accordance with relevant GAAP, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized its investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The three categories within the hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets and liabilities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, and model-based valuation techniques for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

See Note 5 Fair Value to the Consolidated Financial Statements for further information regarding fair value.

Income Recognition

Interest on loan investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. No loans were on non-accrual status as of December 31, 2010 and 2009.

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including advisory fees, commitment fees, amendment fees, non-utilization fees and prepayment fees (collectively, the “Fees”). In a limited number of cases, we may also receive a non-refundable deposit earned upon the termination of a transaction. Loan origination fees, net of certain direct origination costs, are deferred, and along with unearned income, are amortized as a level yield adjustment over the respective term of the loan. Fees for counterparty loan commitments with multiple loans are allocated to each loan based upon each loan’s relative fair value. When a loan is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the loan is returned to accrual status.

Certain loan agreements also require the borrower to make an end-of-term payment that is accrued into income over the life of the loan to the extent such amounts are expected to be collected. We will generally cease accruing the income if there is insufficient value to support the accrual or if we do not expect the borrower to be able to pay all principal and interest due.

In connection with substantially all lending arrangements, we receive warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are also recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with our income recognition policy. Subsequent to loan origination, the warrants are also measured at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on warrants. Gains from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains on warrants.

Allowance for Loan Losses

Prior to our election to become a BDC, the allowance for loan losses represented management’s estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date. The estimation of the allowance was based on a variety of factors, including past loan loss experience, the current credit profile of our borrowers, adverse situations that had occurred that may affect individual borrowers’ ability to repay, the estimated value of underlying collateral and general economic conditions. The loan portfolio is comprised of large balance loans that are evaluated individually for impairment and are risk-rated based upon a borrower’s individual situation, current economic conditions, collateral and industry-specific information that management believes is relevant in determining the potential occurrence of a loss event and in measuring impairment. The allowance for loan losses was sensitive to the risk rating assigned to each of the loans and to corresponding qualitative loss factors that we used to estimate the allowance. Those factors were applied to the outstanding loan balances in estimating the allowance for loan losses. If necessary, based on performance factors related to specific loans, specific allowances for loan losses were established for individual impaired loans. Increases or decreases to the allowance for loan losses were charged or credited to current period earnings through the provision (credit) for loan losses. Amounts determined to be uncollectible were charged against the allowance for loan losses, while amounts recovered on previously charged-off loans increased the allowance for loan losses.

A loan was considered impaired when, based on current information and events, it was probable that we were unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan was collateral dependent.

Impaired loans also included loans modified in troubled debt restructurings where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. There were no impaired loans or troubled debt restructured loans at December 31, 2009.

Income taxes

We will elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements and we must timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions, we will accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period from October 29, 2010 to December 31, 2010 no amount was recorded for U.S. federal excise tax.

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at December 31, 2010 and 2009.

Prior to our election to become a BDC, we were a limited liability company treated as a partnership for U.S. federal income tax purposes and, as a result, all items of income and expense were passed through to, and are generally reportable on, the tax returns of the respective members of the limited liability company. Therefore, no federal or state income tax provision has been recorded for the period from January 1, 2010 to October 28, 2010 and the years ended December 31, 2009 and 2008.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosure — Improving Disclosures about Fair Value Measurements, which amends the existing guidance related to fair value measurements and disclosures. The amendments require the following new fair value disclosures:

•	Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers.

•	In the roll forward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

In addition, the amendments clarify existing disclosure requirements, as follows:

•	Fair value measurements and disclosures should be presented for each class of assets and liabilities within a line item in the balance sheet.

•	Reporting entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures were effective for our interim and annual reporting periods beginning after December 15, 2009, except for the disclosures included in the roll forward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the loans within our portfolio were all at fixed rates and we expect that our loans in the future will also have primarily fixed interest rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index and typically have interest rates that are fixed at the time of the loan funding and remain fixed for the term of the loan.

Assuming that the balance sheet as of December 31, 2010 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Our Credit Facility has a floating interest rate provision based on a LIBOR index which resets daily, and we expect that, other than any SBIC debenture program debt, any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Because we currently fund, and will continue to fund, our investments with borrowings, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by floating rate assets in our investment portfolio.

Item 8.	Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	61
Consolidated Statements of Assets and Liabilities as of December 31, 2010 and 2009	62
Consolidated Statements of Operations for the Period from October 29, 2010 to December 31, 2010, the Period from January 1, 2010 to October 28, 2010, the Year Ended December 30, 2009, and the Period March 4, 2008 (Inception) to December 31, 2008	63
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2010, 2009, and the Period March 4, 2008 (Inception) to December 31, 2008	64
Consolidated Statements of Cash Flows for the Period from October 29, 2010 to December 31, 2010, the Period from January 1, 2010 to October 28, 2010, the Year Ended December 31, 2009, and the Period March 4, 2008 (Inception) to December 31, 2008	65
Consolidated Schedules of Investments as of December 31, 2010 and 2009	66
Notes to the Consolidated Financial Statements	72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Horizon Technology Finance Corporation

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for the period from October 29, 2010 to December 31, 2010, the period from January 1, 2010 to October 28, 2010, the year ended December 31, 2009, and the period from March 4, 2008 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Technology Finance Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the period from October 29, 2010 to December 31, 2010, the period from January 1, 2010 to October 28, 2010, the year ended December 31, 2009, and for the period from March 4, 2008 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  McGladrey & Pullen, LLP

New Haven, Connecticut
March 16, 2011

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities
(In thousands, except share data)

	December 31,
	2010	2009

ASSETS
Non-affiliate investments at fair value at December 31, 2010 (cost of $133,494), at cost net of allowance for loan losses of $1,924 at December 31, 2009 (Note 4)	$136,810	$111,954
Cash and cash equivalents	76,793	9,892
Interest receivable	1,938	1,452
Debt issuance costs (net of accumulated amortization of:
December 31, 2010 $3,292 and December 31, 2009 $2,130)	194	1,355
Other assets	470	215

Total assets	$216,205	$124,868

LIABILITIES
Borrowings (Note 6)	$87,425	$64,166
Base management fee payable (Note 3)	360	182
Incentive fee payable (Note 3)	414	—
Interest rate swap liability (Note 10)	258	768
Other accrued expenses	553	259

Total liabilities	89,010	65,375

Net assets/members’ capital
Members’ capital	$—	$60,261
Accumulated other comprehensive loss — Unrealized loss on interest rate swaps	—	(768)
Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 7,593,422 shares outstanding as of December 31, 2010	8	—
Paid-in capital in excess of par	123,836	—
Distributions in excess of net investment income	(143)	—
Net unrealized appreciation on investments	3,043	—
Net realized gains on investments	451	—

Total net assets/members’ capital	127,195	59,493

Total liabilities and net assets/members’ capital	$216,205	$124,868

Net asset value per common share	$16.75	N/A

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share data)

	Post-IPO as a	Pre-IPO Prior to becoming a
	Business	Business Development Company
	Development			March 4, 2008
	Company	January 1,		(Inception)
	October 29, 2010	2010 to	Year Ended	through
	to December 31,	October 28,	December 31,	December 31,
	2010	2010	2009	2008

Investment income
Interest income on non-affiliate investments	$2,993	$14,373	$14,987	$6,530
Interest income on cash and cash equivalents	10	60	67	359
Fee income on non-affiliate investments	248	523	272	132

Total investment income	3,251	14,956	15,326	7,021

Expenses
Interest expense	508	3,622	4,246	2,748
Base management fee (Note 3)	668	2,019	2,202	1,073
Performance based incentive fee (Note 3)	414	—	—	—
Administrative fee (Note 3)	88	—	—	—
Professional fees	92	112	131	60
General and administrative	122	178	190	150

Total expenses	1,892	5,931	6,769	4,031

Net investment income	1,359	9,025	8,557	2,990

Credit (provision) for loan losses	—	739	(274)	(1,650)

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	611	69	138	22
Net unrealized appreciation (depreciation) on investments	1,449	1,481	892	(73)

Net realized and unrealized gain (loss) on investments	2,060	1,550	1,030	(51)

Net increase in net assets resulting from operations	$3,419	$11,314	$9,313	$1,289

Net investment income per common share	$0.18

Change in net assets per common share	$0.45

Weighted average shares outstanding	7,555,722

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

						Distributions	Net
		Accumulated				in Excess of	Unrealized	Net
		Other			Paid-In	Net	Appreciation	Realized
	Members’	Comprehensive	Common Stock		Capital in	Investment	on	Gains on	Total
	Capital	Loss	Shares	Amount	Excess of Par	Income	Investments	Investments	Net Assets

March 4, 2008	$—	$—	—	$—	$—	$—	$—	$—	$—
Comprehensive income:
Net income	1,289	—	—	—	—	—	—	—	1,289
Unrealized loss on interest rate swaps	—	(1,163)	—	—	—	—	—	—	(1,163)

Total comprehensive income	—	—	—	—	—	—	—	—	126

Capital contribution, net of costs	49,659	—	—	—	—	—	—	—	49,659

Balance at December 31, 2008	50,948	(1,163)	—	—	—	—	—	—	49,785

Comprehensive income:
Net income	9,313	—	—	—	—	—	—	—	9,313
Unrealized gain on interest rate swaps		395	—	—	—	—	—	—	395

Total comprehensive income	—	—	—	—	—	—	—	—	9,708

Balance at December 31, 2009	60,261	(768)	—	—	—	—	—	—	59,493

Comprehensive income:
Net income	11,314	—	—	—	—	—	—	—	11,314
Unrealized gain on interest rate swaps	—	409	—	—	—	—	—	—	409

Total comprehensive income	—	—	—	—	—	—	—	—	11,723

Cash distribution	(18,000)	—	—	—	—	—	—	—	(18,000)

Balance at October 28, 2010	53,575	(359)	—	—	—	—	—	—	53,216

Election to business development company(1)	(53,575)	359	2,645,124	3	52,456	—	1,594		837
Issuance of common stock, net of offering costs(2)	—	—	4,910,000	5	70,815	—	—	—	70,820
Net increase in net assets from operations	—	—	—	—	—	1,359	1,449	611	3,419
Issuance of common stock as stock dividend(3)	—	—	38,298	—	565	—	—	—	565
Dividends declared	—	—	—	—	—	(1,502)	—	(160)	(1,662)

Balance at December 31, 2010	$—	$—	7,593,422	$8	$123,836	$(143)	$3,043	$451	$127,195

(1)	Reclassification from members’ capital to net assets and net unrealized appreciation on investments upon election. Immediately prior to the initial public offering (“IPO”), the members of Compass Horizon Funding Company LLC (“CHF”) exchanged their membership interests for 2,645,124 shares of common stock of the Company and CHF became a wholly owned subsidiary of the Company. Concurrent with the IPO Compass Horizon Partners, LP, one of CHF’s owners, sold 1,340,000 shares.

(2)	On October 28, 2010, the Company priced its IPO, offering 6,250,000 shares of its common stock at a public offering price of $16.00 per share. Of the 6,250,000 shares offered, 4,910,000 shares were sold by the Company and 1,340,000 shares were sold by Compass Horizon Partners, LP, one of CHF’s owners. Total offering costs were $7,740.

(3)	The Company declared a fourth quarter dividend of $0.22 per share, payable on December 31, 2010 to stockholders of record on December 28, 2010. The Company’s dividend reinvestment plan provides for reinvestment of dividends, unless a shareholder elects to receive cash. Dividends were reinvested at $14.75 per share resulting in 38,298 additional shares.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Post-IPO as a	Pre-IPO Prior to becoming a
	Business	Business Development Company
	Development			March 4,
	Company			2008
	October 29,	January 1,		(Inception)
	2010 to	2010 to	Year Ended	through
	December 31,	October 28,	December 31,	December 31,
	2010	2010	2009	2008

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,419	$11,314	$9,313	$1,289
Adjustments to reconcile net increase in net assets resulting from operations:
(Credit) provision for loan losses	—	(739)	274	1,650
Amortization of debt issuance costs	200	962	1,123	953
Net realized gain on investments	(611)	(69)	(138)	(22)
Net unrealized (appreciation) depreciation on investments	(1,449)	(1,481)	(892)	73
Purchase of investments	(19,316)	(65,357)	(49,936)	(112,178)
Principal payments received on investments	14,273	50,325	31,190	18,154
Proceeds from sale of investments	874	135	142	32
Changes in assets and liabilities:
Decrease (increase) in interest receivable	675	(1,162)	(949)	(503)
(Decrease) increase in unearned loan income	(63)	(500)	(618)	117
(Increase) decrease in other assets	(151)	(246)	19	(35)
Increase (decrease) in other accrued expenses	220	74	(175)	435
Increase in base management fee payable	157	21	22	159
Increase in incentive fee payable	414	—	—	—

Net cash used in operating activities	(1,358)	(6,723)	(10,625)	(89,876)

Cash flows from financing activities:
Proceeds from shares sold, net of offering costs	70,820	—	—	—
Capital contributions, net of offering costs	—	—	—	49,659
Dividends and distributions paid	(1,097)	(18,000)	—	—
Net (decrease) increase in revolving borrowings	(3,748)	27,007	493	63,673
Debt issuance costs	—	—	—	(3,432)

Net cash provided by financing activities	65,975	9,007	493	109,900

Net increase (decrease) in cash and cash equivalents	64,617	2,284	(10,132)	20,024
Cash and cash equivalents:
Beginning of period	12,176	9,892	20,024	—

End of period	$76,793	$12,176	$9,892	$20,024

Cash paid for interest	$393	$2,655	$3,096	$1,535

Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$304	$1,212	$876	$776

Stock received in settlement of investments	$209	$—	$198	$—

(Decrease) increase in interest rate swap liability	$—	$(409)	$(395)	$1,163

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2010
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value

Debt Investments(1)
Debt Investments — Life Science — 39.3%
ACT Biotech, Inc.	Biotechnology	Term Loan	12.10%	6/1/2013	$958	$958
		Term Loan	12.01%	6/1/2013	957	957
		Term Loan	12.01%	6/1/2013	1,478	1,478
Ambit Biosciences, Inc.	Biotechnology	Term Loan	12.25%	10/1/2013	5,898	5,898
Concentric Medical, Inc.	Medical Device	Term Loan	12.04%	9/1/2013	6,887	6,887
GenturaDX, Inc.	Biotechnology	Term Loan	11.25%	4/1/2014	1,917	1,917
Novalar Pharmaceuticals, Inc.	Biotechnology	Term Loan	12.00%	6/1/2012	3,146	3,146
OraMetrix, Inc.	Medical Device	Term Loan	11.50%	4/1/2014	4,887	4,887
Pharmasset, Inc.(4)	Biotechnology	Term Loan	12.00%	8/1/2011	868	868
		Term Loan	12.00%	1/1/2012	1,448	1,448
		Term Loan	12.50%	10/1/2012	2,422	2,422
PixelOptics, Inc.	Medical Device	Term Loan	13.00%	1/1/2013	4,221	4,221
Revance Therapeutics, Inc.	Biotechnology	Term Loan	10.50%	12/1/2011	1,445	1,445
		Term Loan	10.50%	3/1/2013	3,478	3,478
Tengion, Inc.(4)	Medical Device	Term Loan	12.26%	9/1/2011	2,740	2,740
Tranzyme, Inc.	Biotechnology	Term Loan	10.75%	1/1/2014	4,966	4,966
ViOptix, Inc.	Medical Device	Term Loan	13.55%	11/1/2011	885	837
Xcovery Holding Company, LLC	Biotechnology	Term Loan	12.00%	10/1/2013	1,490	1,490

Total Debt Investments — Life Science					50,091	50,043

Debt Investments — Technology — 24.4%
Clarabridge, Inc.	Software	Term Loan	12.50%	1/1/2013	1,166	1,166
		Term Loan	12.50%	6/1/2013	688	688
		Term Loan	12.50%	5/1/2014	743	743
Courion Corporation	Software	Term Loan	11.45%	12/1/2011	1,083	1,083
Hatteras Networks, Inc.	Communications	Term Loan	12.40%	2/1/2011	1,042	1,042
IntelePeer, Inc.	Networking	Term Loan	12.43%	4/1/2012	515	515
		Term Loan	12.33%	6/1/2012	598	598
		Term Loan	12.33%	10/1/2012	1,171	1,171
Netuitive, Inc.	Software	Term Loan	12.90%	4/1/2011	152	152
OpenPeak, Inc.	Communications	Term Loan	11.86%	12/1/2013	6,549	6,549
Starcite, Inc.	Consumer-related technologies	Term Loan	12.05%	9/1/2012	2,679	2,679
StreamBase Systems, Inc.	Software	Term Loan	12.51%	11/1/2013	3,934	3,934
		Term Loan	12.50%	6/1/2014	977	977
Tagged, Inc.	Consumer-related technologies	Term Loan	12.78%	5/1/2012	1,284	1,284
		Term Loan	11.46%	8/1/2012	498	498
Vette Corp.	Data Storage	Term Loan	11.75%	7/1/2014	4,916	4,916
XIOtech, Inc.	Data Storage	Term Loan	14.00%	5/1/2012	2,997	2,997

Total Debt Investments — Technology					30,992	30,992

Debt Investments — Cleantech — 14.9%
Cereplast, Inc.(4)	Waste Removal	Term Loan	12.00%	4/1/2014	2,363	2,363
Enphase Energy, Inc.	Energy Efficiency	Term Loan	12.60%	10/1/2013	6,869	6,869
Satcon Technology Corporation(4)	Energy Efficiency	Term Loan	12.58%	1/1/2014	9,701	9,701

Total Debt Investments — Cleantech					18,933	18,933

Debt Investments — Healthcare information and services — 23.8%
BioScale, Inc.	Diagnostics	Term Loan	12.00%	8/1/2012	2,454	2,454
		Term Loan	11.51%	1/1/2014	4,908	4,908
Precision Therapeutics, Inc.	Diagnostics	Term Loan	13.00%	3/1/2012	3,255	3,255

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2010 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value

Radisphere National Radiology Group, Inc.	Diagnostics	Term Loan	12.75%	1/1/2014	9,855	9,855
Singulex, Inc.	Other Healthcare	Term Loan	11.00%	3/1/2014	2,949	2,949
		Term Loan	11.00%	3/1/2014	1,964	1,964
Talyst, Inc.	Other Healthcare	Term Loan	12.10%	12/1/2013	2,443	2,443
		Term Loan	12.05%	12/1/2013	2,438	2,438

Total Debt Investment — Healthcare information and services					30,266	30,266

Total Debt Investments					130,282	130,234

Warrant Investments(1)
Warrants — Life Science — 2.1%
ACT Biotech, Inc.	Biotechnology	Preferred Stock Warrants	—	—	23	23
Advanced BioHealing, Inc.	Biotechnology	Preferred Stock Warrants	—	—	9	1,209
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants	—	—	143	147
Anesiva, Inc.(4)	Biotechnology	Common Stock Warrants	—	—	18	—
Calypso Medical Technologies, Inc.	Medical Device	Preferred Stock Warrants	—	—	17	76
Concentric Medical, Inc.	Medical Device	Preferred Stock Warrants	—	—	85	89
EnteroMedics, Inc.(4)	Medical Device	Common Stock Warrants	—	—	347	18
GenturaDX, Inc.	Biotechnology	Preferred Stock Warrants	—	—	63	63
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants	—	—	69	—
OraMetrix, Inc.	Medical Device	Preferred Stock Warrants	—	—	78	83
Pharmasset, Inc.(4)	Biotechnology	Common Stock Warrants	—	—	126	789
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants	—	—	61	61
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants	—	—	224	121
Tengion, Inc.(4)	Medical Device	Common Stock Warrants	—	—	15	—
Tranzyme, Inc.	Biotechnology	Preferred Stock Warrants	—	—	1	1
ViOptix, Inc.	Medical Device	Preferred Stock Warrants	—	—	13	—

Total Warrants — Life Science					1,292	2,680

Warrants — Technology — 1.2%
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants	—	—	16	38
Clarabridge, Inc.	Software	Preferred Stock Warrants	—	—	28	25
Courion Corporation	Software	Preferred Stock Warrants	—	—	7	17
DriveCam, Inc.	Software	Preferred Stock Warrants	—	—	20	8
Everyday Health, Inc.	Consumer related technologies	Preferred Stock Warrants	—	—	69	137
Grab Networks, Inc.	Networking	Preferred Stock Warrants	—	—	74	—
Hatteras Networks, Inc.	Communications	Preferred Stock Warrants	—	—	—	35
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants	—	—	7	—
IntelePeer, Inc.	Networking	Preferred Stock Warrants	—	—	39	544
Motion Computing, Inc.	Networking	Preferred Stock Warrants	—	—	7	292
Netuitive, Inc.	Software	Preferred Stock Warrants	—	—	27	22
OpenPeak, Inc.	Communications	Preferred Stock Warrants	—	—	89	92
Plateau Systems, Ltd.	Software	Preferred Stock Warrants	—	—	7	35
SnagAJob.com, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	23	39
Starcite, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	24	28
StreamBase Systems, Inc.	Technology-Software	Preferred Stock Warrants	—	—	67	69
Tagged, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	17	27
Vette Corp.	Data Storage	Preferred Stock Warrants	—	—	75	49
XIOtech, Inc.	Data Storage	Preferred Stock Warrants	—	—	22	81

Total Warrants — Technology					618	1,538

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2010 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value

Warrants — Cleantech — 1.0%
Cereplast, Inc.(4)	Waste Removal	Common Stock Warrants	—	—	112	112
Enphase Energy, Inc.	Energy Efficiency	Preferred Stock Warrants	—	—	122	122
Satcon Technology Corporation(4)	Energy Efficiency	Common Stock Warrants	—	—	286	1,057

Total Warrants — Cleantech					520	1,291

Warrants — Healthcare information and services — 0.6%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants	—	—	55	49
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants	—	—	52	139
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants	—	—	167	384
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	39	39
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	100	105

Total Warrants — Healthcare information and services					413	716

Total Warrants					2,843	6,225

Equity — 0.3%
AFS Technologies, Inc.		Common Stock	—	—	142	142
Insmed Incorporated(4)		Common Stock and Convertible Preferred Stock	—	—	227	209

Total equity					369	351

Total investments assets					$133,494	$136,810

Investment Liabilities
Derivative Agreement
WestLB, AG	Interest rate swap — pay fixed/receive floating, Notional Amount $10 million	3.58%	10/14/2011	—	—	258

Total investment liabilities					$—	258

(1)	Substantially all debt and warrant investments have been pledged as collateral under the Credit Facility.

(2)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(3)	All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include any additional fees related to the investment such as commitment fees or prepayment fees. The majority of the debt investments are at fixed rates for the term of the loan. For each debt investment we have provided the current interest rate in effect as of December 31, 2010.

(4)	Portfolio company is a public company.

(5)	For debt investments, represents principal balance.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2009
(In thousands)

			Interest		Cost of
Portfolio Company	Sector	Type of Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value

Debt Investments(1)
Debt Investments — Life Science — 29.6%
Ambit Biosciences, Inc.	Biotechnology	Term Loan	12.15%	6/1/2011	$1,272	$1,272
Concentric Medical, Inc.	Medical Device	Revolving Loan	Prime + 3.25%	7/1/2010	3,333	3,333
Novalar Pharmaceuticals, Inc.	Biotechnology	Term Loan	12.00%	6/1/2012	4,770	4,770
Pharmasset, Inc.(4)	Biotechnology	Term Loan	12.00%	8/1/2011	2,201	2,201
		Term Loan	12.00%	1/1/2012	2,704	2,704
		Term Loan	12.50%	10/1/2012	3,284	3,284
PixelOptics, Inc.	Medical Device	Term Loan	13.00%	1/1/2013	4,889	4,889
Revance Therapeutics, Inc.	Biotechnology	Term Loan	10.50%	12/1/2011	2,705	2,705
Tengion, Inc.	Medical Device	Term Loan	12.26%	9/1/2011	5,753	5,753
Transave, Inc.	Biotechnology	Term Loan	11.75%	2/29/2012	2,730	2,730
		Term Loan	11.75%	7/1/2012	1,992	1,992
		Convertible Note	10.00%	6/30/2010	102	102
ViOptix, Inc.	Medical Device	Term Loan	13.55%	11/1/2011	1,727	1,626
Xoft, Inc.	Medical Device	Revolving Loan	Prime + 4.25%	11/15/2010	331	331

Total debt investments — Life Science					37,793	37,692

Debt Investments — Technology — 44.9%
Cartera Commerce, Inc.	Internet and media	Term Loan	11.75%	6/1/2012	2,483	2,483
Clarabridge, Inc.	Software	Term Loan	12.50%	1/1/2013	1,467	1,467
		Term Loan	12.50%	6/1/2013	743	743
Courion Corporation	Software	Term Loan	11.45%	12/1/2011	2,044	2,044
Genesis Networks, Inc.	Networking	Term Loan	11.80%	8/1/2012	3,955	3,555
Grab Networks, Inc.	Networking	Term Loan	13.00%	4/1/2012	3,579	3,579
Hatteras Networks, Inc.	Communications	Term Loan	12.40%	2/1/2011	2,457	2,457
Impinj, Inc.	Semi-conductor	Term Loan	Prime + 4.25%	1/1/2011	866	866
IntelePeer, Inc.	Networking	Term Loan	12.43%	4/1/2012	836	836
		Term Loan	12.33%	6/1/2012	933	933
		Term Loan	12.33%	10/1/2012	1,692	1,692
iSkoot, Inc.	Software	Term Loan	12.75%	5/1/2013	3,917	3,917
Motion Computing, Inc.	Networking	Term Loan	12.25%	4/1/2011	1,431	1,431
		Term Loan	12.25%	1/1/2012	2,136	2,136
Netuitive, Inc.	Software	Term Loan	12.90%	4/1/2011	569	569
NewRiver, Inc.	Software	Term Loan	11.60%	1/1/2012	3,403	3,403
Plateau Systems, Ltd.	Software	Term Loan	12.40%	9/1/2010	744	744
SnagAJob.com, Inc.	Consumer-related technologies	Term Loan	11.50%	6/1/2012	3,477	3,477
Starcite, Inc.	Consumer-related technologies	Term Loan	12.05%	9/1/2012	3,960	3,960
Tagged, Inc.	Consumer-related technologies	Term Loan	12.78%	5/1/2012	2,108	2,108
		Term Loan	11.46%	8/1/2012	746	746
Vette Corp.	Data Storage	Term Loan	11.85%	3/1/2012	4,530	4,530
Waterfront Media, Inc.	Consumer-related technologies	Term Loan	13.00%	5/1/2013	4,890	4,890
XIOtech, Inc.	Data Storage	Term Loan	14.00%	5/1/2012	4,494	4,494

Total debt investment — Technology					57,460	57,060

Healthcare information and services — 12.5%
BioScale, Inc.	Diagnostics	Term Loan	12.00%	8/1/2012	3,774	3,509
F & S Health Care Services, Inc.	Diagnostics	Term Loan	11.80%	12/1/2012	7,457	7,457
Precision Therapeutics, Inc.	Diagnostics	Term Loan	13.00%	3/1/2012	4,936	4,936

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2009 — (Continued)
(In thousands)

			Interest		Cost of
Portfolio Company	Sector	Type of Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value

Total Debt Investments — Healthcare information and services					16,167	15,902

Total Debt Investments					111,420	110,654

Warrant Investments(1)
Warrants — Life Science — 0.8%
Advanced BioHealing, Inc.	Biotechnology	Preferred Stock Warrants	—	—	9	42
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants	—	—	18	55
Anesiva, Inc.(4)	Biotechnology	Common Stock Warrants	—	—	18	—
Calypso Medical Technologies, Inc.	Medical Device	Preferred Stock Warrants	—	—	17	75
Concentric Medical, Inc.	Medical Device	Preferred Stock Warrants	—	—	9	11
EnteroMedics, Inc.(4)	Medical Device	Common Stock Warrants	—	—	347	10
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants	—	—	69	79
Pharmasset, Inc.(4)	Biotechnology	Common Stock Warrants	—	—	251	437
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants	—	—	61	61
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants	—	—	156	49
Tengion, Inc.	Medical Device	Preferred Stock Warrants	—	—	15	50
Transave, Inc.	Biotechnology	Preferred Stock Warrants	—	—	12	45
ViOptix, Inc.	Medical Device	Preferred Stock Warrants	—	—	13	21
Xoft, Inc.	Medical Device	Preferred Stock Warrants	—	—	13	51

Total Warrants — Life Science					1,008	986

Warrants — Technology — 1.0%
Arcot Systems, Inc.	Software	Preferred Stock Warrants	—	—	5	57
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants	—	—	16	35
Clarabridge, Inc.	Software	Preferred Stock Warrants	—	—	28	31
Courion Corporation	Software	Preferred Stock Warrants	—	—	7	16
DriveCam, Inc.	Software	Preferred Stock Warrants	—	—	20	15
Genesis Networks, Inc.	Networking	Preferred Stock Warrants	—	—	53	—
Grab Networks, Inc.	Networking	Preferred Stock Warrants	—	—	74	84
Hatteras Networks, Inc.	Communications	Preferred Stock Warrants	—	—	—	35
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants	—	—	7	34
IntelePeer, Inc.	Networking	Preferred Stock Warrants	—	—	39	52
iSkoot, Inc.	Software	Preferred Stock Warrants	—	—	59	59
Motion Computing, Inc.	Networking	Preferred Stock Warrants	—	—	9	465
Netuitive, Inc.	Software	Preferred Stock Warrants	—	—	27	43
Plateau Systems, Ltd.	Software	Preferred Stock Warrants	—	—	7	34
SnagAJob.com, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	23	38
Starcite, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	24	28
Tagged, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	17	28
Vette Corp.	Data Storage	Preferred Stock Warrants	—	—	27	69
Waterfront Media, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	69	69
XIOtech, Inc.	Data Storage	Preferred Stock Warrants	—	—	22	81

Total Warrants — Technology					533	1,273

Warrants — Healthcare information and services — 0.2%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants	—	—	13	33
F & S Health Care Services, Inc.	Diagnostics	Preferred Stock Warrants	—	—	32	105

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2009 — (Continued)
(In thousands)

			Interest		Cost of
Portfolio Company	Sector	Type of Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value

Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants	—	—	52	61

Warrants — Healthcare information and services					97	199

Total Warrants					1,638	2,458

Total investment assets(6)					$113,058	$113,112

(1)	Substantially all debt and warrant investments have been pledged as collateral under the Credit Facility.

(2)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(3)	All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include any additional fees related to the investment such as commitment fees or prepayment fees. The majority of the debt investments are at fixed rates for the term of the loan. For each debt investment we have provided the current interest rate in effect as of December 31, 2009. For variable rate debt investments we have also provided the reference index plus the applicable spread which resets monthly.

(4)	Portfolio company is a public company.

(5)	For debt investments, represents principal balance.

(6)	Total investment assets in 2009 were recorded at book value net of allowance for loan losses as follows:

Book value of debt investments (at cost)	$112,572
Book value of warrants investments (at fair value)	2,458
Unearned income	(1,152)
Allowance for loan losses	(1,924)

Net investments at book value	$111,954

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1.	Organization

Horizon Technology Finance Corporation (the “Company”) was organized as a Delaware corporation on March 16, 2010 and is an externally managed non-diversified closed end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for tax purposes, the Company will elect to be treated as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and capital gains the Company distributes to the shareholders. The Company primarily makes secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries.

On October 28, 2010 the Company completed an initial public offering (“IPO”) and its common stock trades on the NASDAQ Global Market under the symbol “HRZN”. The Company was formed to continue and expand the business of Compass Horizon Funding Company LLC (“CHF”), a Delaware limited liability company, which commenced operations in March 2008 and became the Company’s wholly owned subsidiary with the completion of the IPO.

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as the sole equity member. Credit I is a special purpose bankruptcy remote entity and is reported herein as a wholly owned subsidiary of the Company. CHF sells certain portfolio transactions to Credit I (“Purchased Assets”). Credit I is a separate legal entity from CHF and the Purchased Assets have been conveyed to Credit I and are not available for creditors of CHF or any other entity other than its lenders.

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the loans made and the capital appreciation from the warrants received when making such loans. The Company has entered into an investment management agreement (the “Investment Management Agreement”) with Horizon Technology Finance Management LLC (“HTFM” or the “Advisor”), under which the Advisor will manage the day-to-day operations of, and provide investment advisory services to the Company.

Note 2.	Basis of Presentation and Significant Accounting Policies

Election to become a Business Development Company and Basis of Financial Statement Presentation

The results of operations for 2010 are divided into two periods. The period from January 1, 2010 through October 28, 2010, reflects the Company’s results prior to operating as a BDC under the 1940 Act. The period from October 29, 2010 through December 31, 2010, reflects the Company’s results as a BDC under the 1940 Act. Accounting principles used in the preparation of the consolidated financial statements beginning October 29, 2010 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of loan investments and classification of hedging activity — see corresponding sections below for further discussion.

Cumulative Effect of Business Development Company Election

Effect of recording loans at fair value	$(348)
Elimination of allowance for loan losses	1,185

Total cumulative effect of BDC election	$837

In addition, the balance of the unrealized loss on interest rate swaps included in accumulated other comprehensive loss at October 28, 2010 of $359 was reclassified to Paid-In Capital in Excess of Par and subsequent to October 28, 2010, changes in the fair value of the interest rate swaps are recorded in operations.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

As permitted under Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s subsidiaries in its consolidated financial statements.

Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and income and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of loans and warrants.

Fair Value

The Company applies fair value to substantially all of its investments in accordance with relevant GAAP, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. The Company has categorized its investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosure — Improving Disclosures about Fair Value Measurements, which amends the existing guidance related to fair value measurements and disclosures. The amendments require the following new fair value disclosures:

•	Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers.

•	In the roll forward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

In addition, the amendments clarify existing disclosure requirements, as follows:

•	Fair value measurements and disclosures should be presented for each class of assets and liabilities within a line item in the balance sheet.

•	Reporting entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures were effective for the Company’s interim and annual reporting periods beginning after December 15, 2009, except for the disclosures included in the roll forward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

See Note 5 for additional information regarding fair value.

Segments

The Company has determined that it has a single reporting segment and operating unit structure. The Company lends to and invests in portfolio companies in various technology, life science, healthcare information and services and cleantech industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment.

Cash and Cash Equivalents

Cash and cash equivalents as presented in the consolidated balance sheets and the consolidated statements of cash flows include bank checking accounts and money market funds with an original maturity of less than 90 days.

Investments

Investments are recorded at fair value. The Company’s board of directors (“Board”) determines the fair value of its portfolio investments. Prior to the Company’s election to become a BDC, loan investments were stated at current unpaid principal balances adjusted for the allowance for loan losses, unearned income and any unamortized deferred fees or costs.

The Company has the intent to hold its loans for the foreseeable future or until maturity or payoff.

Interest on loan investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. No loans were on non-accrual status as of December 31, 2010 and 2009.

The Company receives a variety of fees from borrowers in the ordinary course of conducting its business, including advisory fees, commitment fees, amendment fees, non-utilization fees and prepayment fees (collectively, the “Fees”). In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. Loan origination fees, net of certain direct origination costs, are deferred, and along with unearned income, are amortized as a level yield adjustment over the respective term of the loan. Fees for counterparty loan commitments with multiple loans are allocated to each loan based upon each loan’s relative fair value. When a loan is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the loan is returned to accrual status.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

Certain loan agreements also require the borrower to make an end-of-term payment that is accrued into income over the life of the loan to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay all principal and interest due.

In connection with substantially all lending arrangements, the Company receives warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are also recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with the Company’s income recognition policy. Subsequent to loan origination, the warrants are also measured at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains on investments.

See Note 5 for additional information regarding fair value.

Allowance for Loan Losses

Prior to the Company’s election to become a BDC, the allowance for loan losses represented management’s estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date. The estimation of the allowance was based on a variety of factors, including past loan loss experience, the current credit profile of the Company’s borrowers, adverse situations that had occurred that may affect individual borrowers’ ability to repay, the estimated value of underlying collateral and general economic conditions. The loan portfolio is comprised of large balance loans that are evaluated individually for impairment and are risk-rated based upon a borrower’s individual situation, current economic conditions, collateral and industry-specific information that management believes is relevant in determining the potential occurrence of a loss event and in measuring impairment. The allowance for loan losses was sensitive to the risk rating assigned to each of the loans and to corresponding qualitative loss factors that the Company used to estimate the allowance. Those factors were applied to the outstanding loan balances in estimating the allowance for loan losses. If necessary, based on performance factors related to specific loans, specific allowances for loan losses were established for individual impaired loans. Increases or decreases to the allowance for loan losses were charged or credited to current period earnings through the provision (credit) for loan losses. Amounts determined to be uncollectible were charged against the allowance for loan losses, while amounts recovered on previously charged-off loans increased the allowance for loan losses.

A loan was considered impaired when, based on current information and events, it was probable that the Company was unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan was collateral dependent.

Impaired loans also included loans modified in troubled debt restructurings where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. There were no impaired loans or troubled debt restructured loans at December 31, 2009.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the related Credit Facility. The unamortized balance of debt issuance costs as of December 31, 2010 and 2009 was $194 and $1,355, respectively. The amortization expense for the period from October 29, 2010 to December 31, 2010, the period from January 1, 2010 to October 28, 2010 and the years ended December 31, 2009 and 2008 relating to debt issuance costs was $200, $962, $1,123 and $953, respectively.

Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period from October 29, 2010 to December 31, 2010 no amount was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at December 31, 2010 and 2009. The 2008 and 2009 tax years remain subject to examination by U.S. federal and state tax authorities.

Prior to the Company’s election to become a BDC, the Company was a limited liability company treated as a partnership for U.S. federal income tax purposes and, as a result, all items of income and expense were passed through to, and are generally reportable on, the tax returns of the respective members of the limited liability company. Therefore, no federal or state income tax provision has been recorded for the period from January 1, 2010 to October 28, 2010 and the years ended December 31, 2009 and 2008.

Dividends

Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend is determined by the Board each. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of cash distributions and other distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and the Company declares, a cash dividend, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares to implement the plan (especially if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

Interest Rate Swaps and Hedging Activities

The Company entered into interest rate swap agreements to manage interest rate risk. The Company does not hold or issue interest rate swap agreements or other derivative financial instruments for speculative purposes.

Subsequent to the Company’s election to become a BDC, the interest rate swaps are recorded at fair value with changes in fair value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The Company records the accrual of periodic interest settlements of interest rate swap agreements in net unrealized appreciation or depreciation of investments and subsequently records the amount as a net realized gain or loss on investments on the interest settlement date. Cash payments received or paid for the termination of an interest rate swap agreement would be recorded as a realized gain or loss upon termination in the consolidated statements of operations.

Prior to the Company’s election to become a BDC, the Company recognized its interest rate swap derivatives on the balance sheet as either an asset or liability measured at fair value. Changes in the derivatives’ fair value were recognized in income unless specific hedge accounting criteria were met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and required the Company to formally document, designate and assess effectiveness of transactions that receive hedge accounting. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, would have been recognized as interest expense.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance which modified certain guidance relating to transfers and servicing of financial assets. This guidance eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures. This guidance was effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occurred on and after the effective date. The adoption of this guidance did not have an impact on the Company’s financial statements.

Note 3.	Related Party Transactions

Investment Management Agreement

On October 28, 2010 the Company entered into the Investment Management Agreement with the Advisor, under which the Advisor manages the day-to-day operations of, and provides investment advisory services to the Company. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

The Advisor’s services under the Investment Management Agreement are not exclusive to the Company, and the Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Advisor is a registered investment advisor with the SEC. The Advisor receives fees for providing services, consisting of two components, a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage.

The incentive fee has two parts, as follows:

The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. The incentive fee with respect to the pre-incentive fee net income is 20.00% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the pre-incentive fee net investment income as if a hurdle rate did not apply.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter in which the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the 2.00% base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The base management fee expense was $668 for the period from October 29, 2010 through December 31, 2010 and the accrued management fee was $360 as of December 31, 2010.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing on December 31, 2010, and equals 20% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the capital gain incentive fee; provided that the incentive fee determined as of December 31, 2010 is calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period beginning on the date of the Company’s election to be a BDC and ending December 31, 2010. The incentive fee expense was $414 for the period from October 29, 2010 through December 31, 2010 and the incentive fee payable was $414 as of December 31, 2010.

Prior to the Company’s election to become a BDC, the Advisor served as the Advisor for CHF under a Management and Services Agreement which provided for management fees to be paid monthly at a rate of 2.0% per annum of the gross investment assets of CHF. Total management fee expense was $2,019 for the period from January 1, 2010 to October 28, 2010, and $2,202 and $1,073 for the years ended December 31, 2009 and 2008, respectively.

Administration Agreement

The Company entered into an administration agreement with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. During the period from October 29, 2010 to December 31, 2010, $88 was charged to operations under this agreement.

From time to time, the Advisor may pay amounts owed by the Company to third-party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on the Company’s behalf.

Note 4.	Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	December 31, 2010		December 31, 2009
	Cost	Fair Value	Book Value	Fair Value

Debt	$130,282	$130,234	$109,496	$110,654
Warrants	2,843	6,225	2,458	2,458
Equity	369	351	—	—

Total	$133,494	$136,810	$111,954	$113,112

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

The following table shows the Company’s investments by industry sector. The book value as of December 31, 2009 excludes the effect of the allowance for loan loss of $1,924.

	December 31, 2010		December 31, 2009
	Cost	Fair Value	Book Value	Fair Value

Life Science
Biotechnology	$31,138	$31,614	$22,426	$22,426
Medical Device	20,472	21,317	16,355	16,255
Technology
Consumer-related Technologies	4,592	4,692	15,342	15,342
Networking	2,405	3,120	15,162	14,762
Software	9,042	9,062	13,143	13,143
Data Storage	8,010	8,042	9,174	9,174
Internet and Media	16	38	2,518	2,518
Communications	7,681	7,719	2,492	2,492
Semiconductors	7	—	900	900
Healthcare Information and Services
Diagnostics	20,745	21,044	16,366	16,100
Other healthcare related services	9,934	9,938	—	—
Cleantech
Energy efficiency	16,977	17,749	—	—
Waste recycling	2, 475	2,475	—	—

Total	$133,494	$136,810	$113,878	$113,112

Note 5.	Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in certain instances, there are no quoted market prices for certain assets or liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

Fair value measurements focus on exit prices in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.

The Company’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets and liabilities.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, and model-based valuation techniques for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Cash and cash equivalents and interest receivable:  The carrying amount is a reasonable estimate of fair value. These financial instruments are not recorded at fair value on a recurring basis.

Loans:  For variable rate loans which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolio. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolio. Therefore, the Company has categorized loan investments as Level 3 within the fair value hierarchy described above. Upon the Company’s election to become a BDC, these financial instruments are recorded at fair value on a recurring basis.

Warrants:  The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on guideline publicly traded companies within indices similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. The weighted average volatility assumptions used for the warrant valuation at December 31, 2010, 2009 and 2008 were 30%, 29% and 25%, respectively.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. The marketability discount used for the warrant valuation at December 31, 2010, 2009 and 2008 was 20%.

The fair value of the Company’s warrants held in publicly traded companies is determined based on inputs that are readily available in public markets or can be derived from information available in public markets. Therefore, the Company has categorized these warrants as Level 2 within the fair value hierarchy described in Note 2. The fair value of the Company’s warrants held in private companies is determined using both observable and unobservable inputs and represents management’s best estimate of what market participants would use in pricing the warrants at the measurement date. Therefore, the Company has categorized these warrants as Level 3 within the fair value hierarchy described above. These financial instruments are recorded at fair value on a recurring basis.

Borrowings:  The carrying amount of borrowings under the revolving credit facility approximates its fair value due to the short duration and variable interest rate of this debt. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. These financial instruments are not recorded at fair value on a recurring basis.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

Interest rate swap derivatives:  The fair value of the Company’s interest rate swap derivative instruments is estimated as the amount the Company would pay to terminate its swaps at the balance sheet date, taking into account current interest rates and the creditworthiness of the counterparty for assets and the creditworthiness of the Company for liabilities. The Company has categorized these derivative instruments as Level 2 within the fair value hierarchy described above. These financial instruments are recorded at fair value on a recurring basis.

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

The following tables detail the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Loan investments	$130,234	$—	$—	$130,234

Equity investments	$351	$209	$—	$142

Warrant investments	$6,225	$—	$1,976	$4,249

Interest rate swap liability	$258	$—	$258	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Warrant Assets	$2,458	$—	$448	$2,010

Interest Rate Swap Liability	$768	$—	$768	$—

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Post-IPO as a BDC
	October 29, 2010 to December 31, 2010
	Loan	Warrant	Equity
	Investments	Investments	Investments	Total

Level 3 assets, beginning of period	$—	$3,715	$—	$3,715
Transfers into Level 3 upon election to BDC	125,741	—	142	125,883
Purchase of investments	19,316	—	—	19,316
Warrants received and classified as Level 3	—	192	—	192
Principal payments received on investments	(14,273)	—	—	(14,273)
Unrealized (depreciation)/ appreciation included in earnings	(48)	528	—	480
Other	(502)	(186)	—	(688)

Level 3 assets, end of period	$130,234	$4,249	$142	$134,625

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

	Pre-IPO Prior to becoming a BDC
	January 1,		March 4,
	2010		2008
	through	Year Ended	through
	October 28,	December 31,	December 31,
	2010	2009	2008

Warrants
Level 3 assets, beginning of period	$2,010	$557	$—
Warrants received and classified as Level 3	927	535	515
Unrealized appreciation included in earnings	780	918	42
Other	(2)	—	—

Level 3 assets, end of period	$3,715	$2,010	$557

The total change in unrealized appreciation (depreciation)included in the statement of operations attributable to Level 3 investments still held at December 31, 2010 includes $48 depreciation on loans and $1,505 appreciation on warrants.

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of assets and liabilities, for which it is practicable to estimate that value. Certain financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value amounts for 2010 and 2009 have been measured as of the year-end date, and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported at year-end.

As of December 31, 2010 and 2009, the recorded book balances and fair values of the Company’s financial instruments were as follows:

	December 31, 2010		December 31, 2009
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash & cash equivalents	$76,793	$76,793	$9,892	$9,892
Investments:
Debt	$130,234	$130,234	$109,496	$110,654
Warrants	$6,225	$6,225	$2,458	$2,458
Equity	$351	$351	$—	$—
Interest receivable	$1,938	$1,938	$1,452	$1,452
Financial Liabilities:
Borrowings	$87,425	$87,425	$64,166	$64,166
Interest rate swap liability	$258	$258	$768	$768

Off-balance-sheet instruments

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Management

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 6.	Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of December 31, 2010, the asset coverage for borrowed amounts was 243%.

The Company entered into a Revolving Credit Facility (the “Credit Facility”) with WestLB, AG, New York Branch (“WestLB”) effective March 4, 2008. The facility limit is $125 million at December 31, 2010.

The Credit Facility has a three year initial revolving term and on March 3, 2011 the revolving term ended. The balance at that time of $92,712 will be amortized based on loan investment payments received over four years. The interest rate is based upon the one-month LIBOR plus a spread of 2.50%. The rates at December 31, 2010 and 2009 were 2.76% and 2.73%, respectively, and the average rates for the years ending December 31, 2010, 2009 and 2008 were 2.78%, 2.85%, and 5.00%, respectively.

The Credit Facility is collateralized by all loans and warrants held by the Company’s subsidiary, Credit I and permits an advance rate of up to 75% of eligible loans held by the Credit I. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain criteria for qualified loans, and includes portfolio company concentration limits as defined in the related loan agreement. The average amounts of borrowings were approximately $77,000 and $71,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 the Company had available borrowing capacity of approximately $37,500 and had actual borrowings outstanding of $87,425 on the Credit Facility.

Note 7.	Federal Income Tax

The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and to distribute substantially all of its respective net taxable income. Accordingly, no provision for federal income tax has been recorded in the financial statements. Taxable income differs from net increase in net assets resulting from operations primarily due to unrealized appreciation on investments as investment gains and losses are not included in taxable income until they are realized.

The following reconciles net increase in net assets resulting from operations to taxable income for the period from October 29, 2010 to December 31, 2010:

Net increase in net assets resulting from operations	$3,419
Net unrealized appreciation on investments	(1,449)
Other temporary differences	143

Taxable income before deductions for distributions	$2,113

The tax character of distributions paid during the period from October 29, 2010 to December 31, 2010 was as follows:

Ordinary income	$1,502
Long-term capital gains	160

Total	$1,662

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

As of December 31, 2010 the components of undistributed ordinary income earnings on a tax basis were as follows:

Undistributed long-term gain	451
Unrealized appreciation	1,449

Total	$1,900

Note 8.	Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk to meet the financing needs of its borrowers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The Company attempts to limit its credit risk by conducting extensive due diligence and obtaining collateral where appropriate.

The balance of unfunded commitments to extend credit was approximately $26,500 and $5,400 as of December 31, 2010 and 2009, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 9.	Concentrations of Credit Risk

The Company’s loan portfolio consists primarily of loans to development-stage companies at various stages of development in the technology, life science, healthcare information and services and cleantech industries. Many of these companies may have relatively limited operating histories and also may experience variation in operating results. Many of these companies conduct business in regulated industries and could be affected by changes in government regulations. Most of the Company’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements, and in many instances, to service the interest and principal payments on the loans.

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented approximately 31% and 28% of total loans outstanding as of December 31, 2010 and 2009, respectively. No single loan represents more than 10% of the total loans as of December 31, 2010 and 2009. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 22%, 23% and 21% of total loan interest and fee income for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 10:	Interest Rate Swaps and Hedging Activities

On October 14, 2008, the Company entered into two interest rate swap agreements (collectively, the “Swap”) with WestLB, fixing the rate of $10 million at 3.58% and $15 million at 3.20% on the first advances of a like amount of variable rate Credit Facility borrowings. The $15 million interest rate swap expired in October 2010 and the $10 million will expire in October 2011. The objective of the Swap was to hedge the risk of changes in cash flows associated with the future interest payments on the first $25 million of the variable rate Credit Facility debt with a combined notional amount of $25 million.

During the period from October 29, 2010 to December 31, 2010, approximately $85 of net unrealized appreciation from the Swap was recorded in the statement of operations, and approximately $42 of net realized losses from the Swap was recorded in the statement of operations.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

Prior to the Company’s election to become a BDC, the Swap was designated as a hedging instrument and the Company applied cash flow hedge accounting. The Swap was recorded in the statement of assets and liabilities at fair value, and any related increases or decreases in the fair value were recognized within accumulated other comprehensive income.

The Company assessed the effectiveness of the Swap on a quarterly basis. The Company had considered the impact of the current credit crisis in the United States in assessing the risk of counterparty default. As most of the critical terms of the hedging instruments and hedged items matched, the hedging relationship was considered to be highly effective. No ineffectiveness on the Swap was recognized during the period from January 1, 2010 to October 28, 2010, and the years ended December 31, 2009 and 2008, respectively.

Note 11:	Subsequent Events

On February 11, 2011, the Company formed, as wholly owned subsidiaries, Longview SBIC GP LLC and Longview SBIC LP (collectively, “Horizon SBIC”) in anticipation of receiving a license to operate a small business investment company (“SBIC”) from the Small Business Administration (“SBA”). When licensed, Longview SBIC LP will issue SBA-guaranteed debentures at long-term fixed rates. On March 1, 2011, the Company applied for exemptive relief from the Securities and Exchange Commission to permit the Company to exclude the debt of the Longview SBIC LP from the consolidated asset coverage ratio.

Note 12:	Financial Highlights

The financial highlights for the Company are as follows:(1)

	Post-IPO as a
	Business
	Development
	Company
	October 29, 2010 to
	December 31, 2010

Per share data:
Net Asset value at beginning of period	N/A	(2)
Issuance of common stock and capital contributions	N/A	(2)
Dividend declared and distributions to members	N/A	(2)
Offering costs	N/A	(2)
Net investment income	N/A	(2)
Realized gain (loss) on investments	N/A	(2)
Unrealized appreciation (depreciation) on investments	N/A	(2)
Net asset value at end of period	$16.75
Per share market value, end of period	$14.44
Total return based on a market value	22.7	%(3)
Shares outstanding at end of period	7,593,422
Ratios to average net assets:
Expenses without incentive fees	9.8	%(3)
Incentive fees	2.8	%(3)
Total expenses	12.6	%(3)
Net investment income without incentive fees	11.8	%(3)
Average net asset value	$90,205

(1)	Years prior to become a public company are not presented in the financial highlights because the Company did not record assets at fair value, therefore the information would not be meaningful.
(2)	Per share data is not provided as the Company did not have shares of common stock outstanding or an equivalent prior to the October 28, 2010 IPO.
(3)	Annualized.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except shares and per share data)

Note 13:	Selected Quarterly Financial Data (Unaudited)

	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010

Total investment income	$4,956	$5,189	$4,270	$3,793
Net investment income	2,507	3,256	2,508	2,113
Net realized and unrealized gain (loss)	2,063	1,711	(366)	202
Net increase in net asset resulting from operations	4,570	5,287	2,259	2,617
Earnings per share	N/A	N/A	N/A	N/A
Net asset value per share at period end	$16.75	N/A	N/A	N/A

	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009

Total investment income	$4,155	$4,169	$3,746	$3,256
Net investment income	2,492	2,393	1,998	1,673
Net realized and unrealized gain (loss)	498	(55)	143	445
Net increase in net asset resulting from operations	3,343	2,004	1,884	2,083
Earnings per share	N/A	N/A	N/A	N/A
Net asset value per share at period end	N/A	N/A	N/A	N/A

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Controls Over Financial Reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(1) Financial Statements — Refer to Item 8 starting on page 61.

(2) Financial Statement Schedules — None

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)
4.3	Form of Registration Rights Agreement among Compass Horizon Partners, LP, HTF-CHF Holdings LLC and the Company (Incorporated by reference to exhibit (k)(3) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.1	Form of Investment Management Agreement (Incorporated by reference to exhibit (g) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.2	Form of Custody Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)
10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.4	Form of License Agreement by and between the Company and Horizon Technology Finance, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.5	Credit and Security Agreement by and among Horizon Credit I LLC, WestLB AG, New York Branch, U.S. Bank National Association, as custodian and paying agent, and WestLB AG, New York Branch, as agent, dated as of March 4, 2008 (Incorporated by reference to exhibit (f)(1) of the Company’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 4, 2010)

Exhibit No.	Description

10.6	First Amendment of Transaction Documents by and among Horizon Credit I LLC, WestLB AG, New York Branch, U.S. Bank National Association, as custodian and paying agent, WestLB AG, New York Branch, as agent, Horizon Technology Finance Management LLC, and Lyon Financial Services, Inc., dated as of September 30, 2008 (Incorporated by reference to exhibit (f)(2) of the Company’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 4, 2010)
10.7	Second Amendment of Transaction Documents by and among Horizon Credit I LLC, WestLB AG, New York Branch, as the lender and agent, and U.S. Bank National Association, as custodian, dated as of October 7, 2008 (Incorporated by reference to exhibit (f)(3) of the Company’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 4, 2010)
10.8	Third Amendment of Transaction Documents by and among Horizon Credit I LLC, Compass Horizon Funding Company LLC, WestLB AG, New York Branch, as the lender and agent, and U.S. Bank National Association, as custodian, dated as of June 25, 2010 (Incorporated by reference to exhibit (f)(4) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.9	Sale and Contribution Agreement by and between Compass Horizon Funding Company LLC and Horizon Credit I LLC, dated as of March 4, 2008 (Incorporated by reference to exhibit (f)(5) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.10	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
11.1*	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Code of Ethics of the Company (Incorporated by reference to exhibit (r)(1) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)
14.2	Code of Ethics of the Advisor (Incorporated by reference to exhibit (r)(2) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)
21*	List of Subsidiaries
24	Power of Attorney (included on signature page hereto)
31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Privacy Policy of the Company

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

By:	/s/ Robert D. Pomeroy, Jr.
Name:     Robert D. Pomeroy, Jr.

Title:	Chief Executive Officer and Chairman of the Board

Date: March 16, 2011

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert D. Pomeroy, Jr., Christopher M. Mathieu and Gerald A. Michaud as his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr. Robert D. Pomeroy, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ Christopher M. Mathieu Christopher M. Mathieu	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ Gerald A. Michaud Gerald A. Michaud	President and Director	March 16, 2011

/s/ David P. Swanson David P. Swanson	Director	March 16, 2011

/s/ James J. Bottiglieri James J. Bottiglieri	Director	March 16, 2011

/s/ Edmund V. Mahoney Edmund V. Mahoney	Director	March 16, 2011

Signature	Title	Date

/s/ Brett N. Silvers Brett N. Silvers	Director	March 16, 2011

/s/ Christopher B. Woodward Christopher B. Woodward	Director	March 16, 2011