Form 10-Q
period 2011-03-31
Horizon Technology Finance Corp
filed 2011-05-11
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 OR
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 814-00802_
HORIZON TECHNOLOGY FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	27-2114934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 Farmington Avenue
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
     As of May 10, 2011, the Registrant had 7,593,421 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Forward-Looking Statements
     This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:
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
     We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 and elsewhere in this quarterly report on Form 10-Q.
     We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this quarterly report on Form 10-Q, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including, future reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K.

Horizon Technology Finance Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities (Unaudited)
(In thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Non-affiliate investments at fair value (cost of $148,783 and $133,494, respectively)	$153,216	$136,810
Cash and cash equivalents	69,503	76,793
Interest receivable	2,281	1,938
Other assets	444	664

Total assets	$225,444	$216,205

LIABILITIES
Borrowings (Note 6)	$92,712	$87,425
Base management fee payable (Note 3)	376	360
Incentive fee payable (Note 3)	529	414
Interest rate swap liability (Note 9)	180	258
Other accrued expenses	824	553

Total liabilities	94,621	89,010

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 7,593,421 shares outstanding as of March 31, 2011 and December 31, 2010	8	8
Paid-in capital in excess of par	123,836	123,836
Accumulated undistributed (distribution in excess of) net investment income	2,085	(143)
Net unrealized appreciation on investments	4,237	3,043
Net realized gains on investments	657	451

Total net assets	130,823	127,195

Total liabilities and net assets	$225,444	$216,205

Net asset value per common share	$17.23	$16.75

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)

		Pre-IPO Prior to
	Post-IPO as a	becoming a
	Business	Business
	Development	Development
	Company	Company
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Investment income
Interest income on non-affiliate investments	$4,893	$3,745
Interest income on cash and cash equivalents	65	9
Fee income on non-affiliate investments	502	39

Total investment income	5,460	3,793

Expenses
Interest expense	810	1,003
Base management fee (Note 3)	1,075	547
Performance based incentive fee (Note 3)	529	—
Administrative fee (Note 3)	295	—
Professional fees	318	73
General and administrative	205	57

Total expenses	3,232	1,680

Net investment income	2,228	2,113

Credit for loan losses	—	303

Net realized and unrealized gain on investments
Net realized gain on investments	206	—
Net change in unrealized appreciation on investments	1,194	202

Net realized and unrealized gain on investments	1,400	202

Net increase in net assets resulting from operations	$3,628	$2,618

Net investment income per common share(1)	$0.29	N/A

Change in net assets per common share(1)	$0.48	N/A

Weighted average shares outstanding(1)	7,593,421	N/A

(1)	For the three months ended March 31, 2010, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share and weighted average shares outstanding information for this period is not provided.
See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

						Accumulated
						Undistributed
						(distribution in
		Accumulated				excess of)	Net Unrealized	Net
		Other			Paid-In	Net	Appreciation	Realized
	Members’	Comprehensive	Common Stock		Capital in	Investment	on	Gains on	Total
	Capital	Loss	Shares	Amount	Excess of Par	Income	Investments	Investments	Net Assets
Balance at December 31, 2009	$60,260	$(768)	—	$—	$—	$—	$—	$—	$59,492

Comprehensive income:

Net income	2,618	—	—	—	—	—	—	—	2,618
Unrealized loss on interest rate swaps	—	100	—	—	—	—	—	—	100

Total comprehensive income	—	—	—	—	—	—	—	—	2,718

Balance at March 31, 2010	$62,878	$(668)	—	$—	$—	$—	$—	$—	$62,210

Balance at December 31, 2010	$—	$—	7,593,421	$8	$123,836	$(143)	$3,043	$451	$127,195
Net increase in net assets from operations	—	—	—	—	—	2,228	1,194	206	3,628

Balance at March 31, 2011	$—	$—	7,593,421	$8	$123,836	$2,085	$4,237	$657	$130,823

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Post-IPO as a	Pre-IPO Prior to
	Business	becoming a
	Development	Business
	Company	Company
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,628	$2,618
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Credit for loan losses	—	(303)
Amortization of debt issuance costs	194	290
Net realized gain on investments	(206)	—
Net change in unrealized appreciation on investments	(1,194)	(202)
Purchase of investments	(26,063)	(12,025)
Principal payments received on investments	11,106	8,289
Proceeds from sale of investments	321	—
Stock received in settlement of fee income	(482)	—
Changes in assets and liabilities:
Increase in interest receivable	(343)	(264)
Increase (decrease) in unearned loan income	34	(105)
Decrease (increase) in other assets	26	(145)
Increase in other accrued expenses	271	39
Increase in base management fee payable	16	1
Increase in incentive fee payable	115	—

Net cash used in operating activities	(12,577)	(1,807)

Cash flows from financing activities:
Net increase in revolving borrowings	5,287	11,064

Net cash provided by financing activities	5,287	11,064

Net (decrease) increase in cash and cash equivalents	(7,290)	9,258
Cash and cash equivalents:
Beginning of period	76,793	9,892

End of period	$69,503	$19,149

Cash paid for interest	$532	$713

Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$395	$275

Decrease in interest rate swap liability	$(78)	$(99)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries
Consolidated Schedule of Investments
March 31, 2011
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Debt Investments(1)
Debt Investments — Life Science — 42.2%
ACT Biotech, Inc.	Biotechnology	Term Loan	12.10%	6/1/2013	$902	$902
		Term Loan	12.01%	6/1/2013	901	901
		Term Loan	12.01%	6/1/2013	1,392	1,392
Ambit Biosciences, Inc.	Biotechnology	Term Loan	12.25%	10/1/2013	5,913	5,913
Anacor Pharmaceuticals, Inc.(4)	Biotechnology	Term Loan	9.41%	4/1/2015	3,191	3,191
GenturaDX, Inc.	Biotechnology	Term Loan	11.25%	4/1/2014	1,893	1,893
N30 Pharmaceuticals, LLC,	Biotechnology	Term Loan	11.25%	9/1/2014	2,394	2,394
Pharmasset, Inc.(4)	Biotechnology	Term Loan	12.00%	8/1/2011	504	504
		Term Loan	12.00%	1/1/2012	1,103	1,103
		Term Loan	12.50%	10/1/2012	2,110	2,110
Revance Therapeutics, Inc.	Biotechnology	Term Loan	10.50%	12/1/2011	1,102	1,102
		Term Loan	10.50%	3/1/2013	3,137	3,137
Supernus Pharmaceuticals, Inc.	Biotechnology	Term Loan	11.00%	8/1/2014	2,937	2,937
Tranzyme, Inc.	Biotechnology	Term Loan	10.75%	1/1/2014	4,971	4,971
Xcovery Holding Company, LLC	Biotechnology	Term Loan	12.00%	10/1/2013	1,491	1,491
Concentric Medical, Inc.	Medical Device	Term Loan	12.04%	9/1/2013	6,903	6,903
OraMetrix, Inc.	Medical Device	Term Loan	11.50%	4/1/2014	4,901	4,901
PixelOptics, Inc.	Medical Device	Term Loan	13.00%	1/1/2013	3,779	3,779
Tengion, Inc.(4)	Medical Device	Term Loan	11.75%	1/1/2014	4,928	4,928
ViOptix, Inc.	Medical Device	Term Loan	13.55%	11/1/2011	810	750

Total Debt Investments — Life Science					55,262	55,202

Debt Investments — Technology — 25.8%
OpenPeak, Inc.	Communications	Term Loan	11.86%	12/1/2013	6,566	6,566
Starcite, Inc.	Consumer-related technologies	Term Loan	12.05%	9/1/2012	2,332	2,332
Tagged, Inc.	Consumer-related technologies	Term Loan	12.78%	5/1/2012	1,060	1,060
		Term Loan	11.46%	8/1/2012	425	425
Vette Corp.	Data Storage	Term Loan	11.75%	7/1/2014	4,910	4,910
XIOtech, Inc.	Data Storage	Term Loan	14.00%	5/1/2012	2,511	2,511
IntelePeer, Inc.	Networking	Term Loan	12.43%	4/1/2012	426	426
		Term Loan	12.33%	6/1/2012	507	507
		Term Loan	12.33%	10/1/2012	1,029	1,029
Clarabridge, Inc.	Software	Term Loan	12.50%	1/1/2013	1,001	1,001
		Term Loan	12.50%	6/1/2013	608	608
		Term Loan	12.50%	5/1/2014	744	744
Courion Corporation	Software	Term Loan	11.45%	9/1/2014	6,857	6,857
Netuitive, Inc.	Software	Term Loan	12.90%	4/1/2011	39	39
StreamBase Systems, Inc.	Software	Term Loan	12.51%	11/1/2013	3,739	3,739
		Term Loan	12.50%	6/1/2014	980	980

Total Debt Investments — Technology					33,734	33,734

Debt Investments — Cleantech — 20.4%
Cereplast, Inc.(4)	Waste Removal	Term Loan	12.00%	4/1/2014	2,429	2,429
	Waste Removal	Term Loan	12.00%	6/1/2014	2,422	2,422
Enphase Energy, Inc.	Energy Efficiency	Term Loan	12.60%	10/1/2013	6,890	6,890
	Energy Efficiency	Term Loan	10.75%	4/1/2015	1,897	1,897
Satcon Technology Corporation(4)	Energy Efficiency	Term Loan	12.58%	1/1/2014	9,743	9,743
Tigo Energy, Inc.	Energy Efficiency	Term Loan	11.00%	8/1/2014	3,337	3,337

Total Debt Investments — Cleantech					26,718	26,718

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries
Consolidated Schedule of Investments
March 31, 2011 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Debt Investments — Healthcare information and services — 22.2%
BioScale, Inc.	Diagnostics	Term Loan	12.00%	8/1/2012	2,098	2,098
		Term Loan	11.51%	1/1/2014	4,919	4,919
Precision Therapeutics, Inc.	Diagnostics	Term Loan	13.00%	3/1/2012	2,649	2,649
Radisphere National Radiology Group, Inc.	Diagnostics	Term Loan	12.75%	1/1/2014	9,874	9,874
Singulex, Inc.	Other Healthcare	Term Loan	11.00%	3/1/2014	2,955	2,955
		Term Loan	11.00%	3/1/2014	1,969	1,969
Talyst, Inc.	Other Healthcare	Term Loan	12.10%	12/1/2013	2,276	2,276
		Term Loan	12.05%	12/1/2013	2,272	2,272

Total Debt Investment — Healthcare information and services					29,012	29,012

Total Debt Investments					144,726	144,666

Warrant Investments(1)
Warrants — Life Science — 2.0%
ACT Biotech, Inc.	Biotechnology	Preferred Stock Warrants	—	—	23	32
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants	—	—	143	148
Anacor Pharmaceuticals, Inc.(4)	Biotechnology	Common Stock Warrants	—	—	42	42
Anesiva, Inc.(4)	Biotechnology	Common Stock Warrants	—	—	18	—
GenturaDX, Inc.	Biotechnology	Preferred Stock Warrants	—	—	63	64
N30 Pharmaceuticals, LLC,	Biotechnology	Preferred Stock Warrants	—	—	60	60
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants	—	—	69	—
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants	—	—	224	122
Supernus Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants	—	—	16	16
Tranzyme, Inc.	Biotechnology	Preferred Stock Warrants	—	—	1	—
Advanced BioHealing, Inc.	Medical Device	Preferred Stock Warrants	—	—	9	1,848
Calypso Medical Technologies, Inc.	Medical Device	Preferred Stock Warrants	—	—	17	76
Concentric Medical, Inc.	Medical Device	Preferred Stock Warrants	—	—	84	90
EnteroMedics, Inc.(4)	Medical Device	Common Stock Warrants	—	—	347	9
OraMetrix, Inc.	Medical Device	Preferred Stock Warrants	—	—	78	84
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants	—	—	61	13
Tengion, Inc.(4)	Medical Device	Common Stock Warrants	—	—	62	47
ViOptix, Inc.	Medical Device	Preferred Stock Warrants	—	—	13	—

Total Warrants — Life Science					1,330	2,651

Warrants — Technology — 1.4%
OpenPeak, Inc.	Communications	Preferred Stock Warrants	—	—	89	93
Everyday Health, Inc.	Consumer related technologies	Preferred Stock Warrants	—	—	69	139
SnagAJob.com, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	23	273
Starcite, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	23	28
Tagged, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	17	27
See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries
Consolidated Schedule of Investments
March 31, 2011 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Vette Corp.	Data Storage	Preferred Stock Warrants	—	—	75	49
XIOtech, Inc.	Data Storage	Preferred Stock Warrants	—	—	22	81
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants	—	—	16	38
Grab Networks, Inc.	Networking	Preferred Stock Warrants	—	—	74	—
IntelePeer, Inc.	Networking	Preferred Stock Warrants	—	—	40	561
Motion Computing, Inc.	Networking	Preferred Stock Warrants	—	—	7	292
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants	—	—	7	—
Clarabridge, Inc.	Software	Preferred Stock Warrants	—	—	28	25

Courion Corporation	Software	Preferred Stock Warrants	—	—	85	102
DriveCam, Inc.	Software	Preferred Stock Warrants	—	—	19	8
Netuitive, Inc.	Software	Preferred Stock Warrants	—	—	27	22
Plateau Systems, Ltd.	Software	Preferred Stock Warrants	—	—	7	35
StreamBase Systems, Inc.	Software	Preferred Stock Warrants	—	—	67	70

Total Warrants — Technology					695	1,843

Warrants — Cleantech — 0.9%
Cereplast, Inc.(4)	Waste Removal	Common Stock Warrants	—	—	112	229
Enphase Energy, Inc.	Energy Efficiency	Preferred Stock Warrants	—	—	175	177
Satcon Technology Corporation(4)	Energy Efficiency	Common Stock Warrants	—	—	286	720
Tigo Energy, Inc.	Energy Efficiency	Preferred Stock Warrants	—	—	100	100

Total Warrants — Cleantech					673	1,226

Warrants — Healthcare information and services — 0.6%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants	—	—	54	62
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants	—	—	52	140
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants	—	—	167	388
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	39	39
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	101	106

Total Warrants — Healthcare information and services					413	735

Total Warrants					3,111	6,455

Equity (1) — 1.6%
AFS Technologies, Inc.		Common Stock	—	—	142	142
Insmed Incorporated(4)		Common Stock	—	—	227	224
Overture Networks Inc.		Preferred Stock	—	—	482	526
Pharmasset, Inc.(4)		Common Stock	—	—	95	1,203

Total equity					946	2,095

Total investments assets					$148,783	$153,216

Investment Liabilities
Derivative Agreement
WestLB, AG	Interest rate swap — pay fixed/receive floating, Notional Amount $10 million	3.58%	10/14/2011	—	—	180

Total investment liabilities					$—	180

(1)	Substantially all debt, warrant and equity investments have been pledged as collateral under the Credit Facility.

(2)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(3)	All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include any additional fees related to the investment, such as deferred interest, commitment fees or prepayment fees. The majority of the debt investments are at fixed rates for the term of the loan. For each debt investment, we have provided the current interest rate in effect as of March 31, 2011.

(4)	Portfolio company is a public company.

(5)	For debt investments, represents principal balance.
See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2010
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Debt Investments(1)
Debt Investments — Life Science — 39.3%
ACT Biotech, Inc.	Biotechnology	Term Loan	12.10%	6/1/2013	$958	$958
		Term Loan	12.01%	6/1/2013	957	957
		Term Loan	12.01%	6/1/2013	1,478	1,478
Ambit Biosciences, Inc.	Biotechnology	Term Loan	12.25%	10/1/2013	5,898	5,898
GenturaDX, Inc.	Biotechnology	Term Loan	11.25%	4/1/2014	1,917	1,917
Novalar Pharmaceuticals, Inc.	Biotechnology	Term Loan	12.00%	6/1/2012	3,146	3,146
Pharmasset, Inc.(4)	Biotechnology	Term Loan	12.00%	8/1/2011	868	868
		Term Loan	12.00%	1/1/2012	1,448	1,448
		Term Loan	12.50%	10/1/2012	2,422	2,422
Revance Therapeutics, Inc.	Biotechnology	Term Loan	10.50%	12/1/2011	1,445	1,445
		Term Loan	10.50%	3/1/2013	3,478	3,478
Tranzyme, Inc.	Biotechnology	Term Loan	10.75%	1/1/2014	4,966	4,966
Xcovery Holding Company, LLC	Biotechnology	Term Loan	12.00%	10/1/2013	1,490	1,490
Concentric Medical, Inc.	Medical Device	Term Loan	12.04%	9/1/2013	6,887	6,887
OraMetrix, Inc.	Medical Device	Term Loan	11.50%	4/1/2014	4,887	4,887
PixelOptics, Inc.	Medical Device	Term Loan	13.00%	1/1/2013	4,221	4,221
Tengion, Inc.(4)	Medical Device	Term Loan	12.26%	9/1/2011	2,740	2,740
ViOptix, Inc.	Medical Device	Term Loan	13.55%	11/1/2011	885	837

Total Debt Investments — Life Science					50,091	50,043

Debt Investments — Technology — 24.4%
Hatteras Networks, Inc.	Communications	Term Loan	12.40%	2/1/2011	1,042	1,042
OpenPeak, Inc.	Communications	Term Loan	11.86%	12/1/2013	6,549	6,549
Starcite, Inc.	Consumer-related technologies	Term Loan	12.05%	9/1/2012	2,679	2,679
Tagged, Inc.	Consumer-related technologies	Term Loan	12.78%	5/1/2012	1,284	1,284
		Term Loan	11.46%	8/1/2012	498	498
Vette Corp.	Data Storage	Term Loan	11.75%	7/1/2014	4,916	4,916
XIOtech, Inc.	Data Storage	Term Loan	14.00%	5/1/2012	2,997	2,997
IntelePeer, Inc.	Networking	Term Loan	12.43%	4/1/2012	515	515
		Term Loan	12.33%	6/1/2012	598	598
		Term Loan	12.33%	10/1/2012	1,171	1,171
Clarabridge, Inc.	Software	Term Loan	12.50%	1/1/2013	1,166	1,166
		Term Loan	12.50%	6/1/2013	688	688
		Term Loan	12.50%	5/1/2014	743	743
Courion Corporation	Software	Term Loan	11.45%	12/1/2011	1,083	1,083
Netuitive, Inc.	Software	Term Loan	12.90%	4/1/2011	152	152
StreamBase Systems, Inc.	Software	Term Loan	12.51%	11/1/2013	3,934	3,934
		Term Loan	12.50%	6/1/2014	977	977

Total Debt Investments — Technology					30,992	30,992

Debt Investments — Cleantech — 14.9%
Cereplast, Inc.(4)	Waste Removal	Term Loan	12.00%	4/1/2014	2,363	2,363
Enphase Energy, Inc.	Energy Efficiency	Term Loan	12.60%	10/1/2013	6,869	6,869
Satcon Technology Corporation(4)	Energy Efficiency	Term Loan	12.58%	1/1/2014	9,701	9,701

Total Debt Investments — Cleantech					18,933	18,933

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2010 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Debt Investments — Healthcare information and services — 23.8%
BioScale, Inc.	Diagnostics	Term Loan	12.00%	8/1/2012	2,454	2,454
		Term Loan	11.51%	1/1/2014	4,908	4,908
Precision Therapeutics, Inc.	Diagnostics	Term Loan	13.00%	3/1/2012	3,255	3,255
Radisphere National Radiology Group, Inc.	Diagnostics	Term Loan	12.75%	1/1/2014	9,855	9,855
Singulex, Inc.	Other Healthcare	Term Loan	11.00%	3/1/2014	2,949	2,949
		Term Loan	11.00%	3/1/2014	1,964	1,964
Talyst, Inc.	Other Healthcare	Term Loan	12.10%	12/1/2013	2,443	2,443
		Term Loan	12.05%	12/1/2013	2,438	2,438

Total Debt Investment — Healthcare information and services					30,266	30,266

Total Debt Investments					130,282	130,234

Warrant Investments(1)
Warrants — Life Science — 2.1%
ACT Biotech, Inc.	Biotechnology	Preferred Stock Warrants	—	—	23	23
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants	—	—	143	147
Anesiva, Inc.(4)	Biotechnology	Common Stock Warrants	—	—	18	—
GenturaDX, Inc.	Biotechnology	Preferred Stock Warrants	—	—	63	63
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants	—	—	69	—
Pharmasset, Inc.(4)	Biotechnology	Common Stock Warrants	—	—	126	789
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants	—	—	224	121
Tranzyme, Inc.	Biotechnology	Preferred Stock Warrants	—	—	1	1
Advanced BioHealing, Inc.	Medical Device	Preferred Stock Warrants	—	—	9	1,209
Calypso Medical Technologies, Inc.	Medical Device	Preferred Stock Warrants	—	—	17	76
Concentric Medical, Inc.	Medical Device	Preferred Stock Warrants	—	—	85	89
EnteroMedics, Inc.(4)	Medical Device	Common Stock Warrants	—	—	347	18
OraMetrix, Inc.	Medical Device	Preferred Stock Warrants	—	—	78	83
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants	—	—	61	61
Tengion, Inc.(4)	Medical Device	Common Stock Warrants	—	—	15	—
ViOptix, Inc.	Medical Device	Preferred Stock Warrants	—	—	13	—

Total Warrants — Life Science					1,292	2,680

Warrants — Technology — 1.2%
Hatteras Networks, Inc.	Communications	Preferred Stock Warrants	—	—	—	35
OpenPeak, Inc.	Communications	Preferred Stock Warrants	—	—	89	92
Everyday Health, Inc.	Consumer related technologies	Preferred Stock Warrants	—	—	69	137
SnagAJob.com, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	23	39
Starcite, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	24	28
Tagged, Inc.	Consumer-related technologies	Preferred Stock Warrants	—	—	17	27
Vette Corp.	Data Storage	Preferred Stock Warrants	—	—	75	49
XIOtech, Inc.	Data Storage	Preferred Stock Warrants	—	—	22	81
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants	—	—	16	38
Grab Networks, Inc.	Networking	Preferred Stock Warrants	—	—	74	—
IntelePeer, Inc.	Networking	Preferred Stock Warrants	—	—	39	544
Motion Computing, Inc.	Networking	Preferred Stock Warrants	—	—	7	292
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants	—	—	7	—
See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2010 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Clarabridge, Inc.	Software	Preferred Stock Warrants	—	—	28	25
Courion Corporation	Software	Preferred Stock Warrants	—	—	7	17
DriveCam, Inc.	Software	Preferred Stock Warrants	—	—	20	8
Netuitive, Inc.	Software	Preferred Stock Warrants	—	—	27	22
Plateau Systems, Ltd.	Software	Preferred Stock Warrants	—	—	7	35
StreamBase Systems, Inc.	Software	Preferred Stock Warrants	—	—	67	69

Total Warrants — Technology					618	1,538

Warrants — Cleantech — 1.0%
Cereplast, Inc.(4)	Waste Removal	Common Stock Warrants	—	—	112	112
Enphase Energy, Inc.	Energy Efficiency	Preferred Stock Warrants	—	—	122	122
Satcon Technology Corporation(4)	Energy Efficiency	Common Stock Warrants	—	—	286	1,057

Total Warrants — Cleantech					520	1,291

Warrants — Healthcare information and services — 0.6%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants	—	—	55	49
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants	—	—	52	139
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants	—	—	167	384
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	39	39
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	100	105

Total Warrants — Healthcare information and services					413	716

Total Warrants					2,843	6,225

Equity — 0.3%
AFS Technologies, Inc		Common Stock	—	—	142	142
Insmed Incorporated(4)		Common Stock and Convertible Preferred Stock	—	—	227	209

Total equity					369	351

Total investments assets					$133,494	$136,810

Investment Liabilities
Derivative Agreement
WestLB, AG	Interest rate swap — pay fixed/receive floating, Notional Amount $10 million	3.58%	10/14/	2011 --	—	258

Total investment liabilities					$—	258

(1)	Substantially all debt, equity and warrant investments have been pledged as collateral under the Credit Facility.

(2)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(3)	All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include any additional fees related to the investment, such as deferred interest, commitment fees or prepayment fees. The majority of the debt investments are at fixed rates for the term of the loan. For each debt investment, we have provided the current interest rate in effect as of December 31, 2010.

(4)	Portfolio company is a public company.

(5)	For debt investments, represents principal balance.
See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 1. Organization
     Horizon Technology Finance Corporation (the “Company”) was organized as a Delaware corporation on March 16, 2010 and is an externally managed, non-diversified, closed end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and capital gains the Company distributes to the stockholders. The Company primarily makes secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries.
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
     Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as the sole equity member. Credit I is a special purpose bankruptcy remote entity and is reported herein as a wholly owned subsidiary of the Company. CHF sold certain portfolio transactions to Credit I (“Purchased Assets”). Credit I is a separate legal entity from CHF and the Purchased Assets conveyed to Credit I are not available to creditors of CHF or any other entity other than Credit I’s lenders.
     The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the loans made and the capital appreciation from the warrants received when making such loans. The Company has entered into an investment management agreement (the “Investment Management Agreement”) with Horizon Technology Finance Management LLC (“HTFM” or the “Advisor”), under which the Advisor will manage the day-to-day operations of, and provide investment advisory services to, the Company.
     On February 11, 2011, the Company formed, as wholly owned subsidiaries, Longview SBIC GP LLC and Longview SBIC LP (collectively, “Horizon SBIC”) in anticipation of receiving a license to operate a small business investment company (“SBIC”) from the Small Business Administration (“SBA”). If licensed, Longview SBIC LP may issue SBA-guaranteed debentures at long-term fixed rates. On March 1, 2011, the Company applied for exemptive relief from the Securities and Exchange Commission to permit the Company to exclude the debt of the Longview SBIC LP from the consolidated asset coverage ratio.
Note 2. Basis of Presentation and Significant Accounting Policies
   Election to become a Business Development Company and Basis of Financial Statement Presentation
     The results of operations for the three months ended March 31, 2011 reflect the Company’s results as a BDC under the 1940 Act, whereas the operating results for the three months ended March 31, 2010 reflect the Company’s results prior to operating as a BDC under the 1940 Act. Accounting principles used in the preparation of these two periods are different and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of loan investments and classification of hedging activity — see corresponding sections below for further discussion.
     The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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
   Use of Estimates
     In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and income and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of loans, equity investments and warrants.
   Fair Value
     The Company applies fair value to substantially all of its investments in accordance with relevant GAAP, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. The Company has categorized its investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as more fully described in Note 5. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.
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
  Investments
     Investments are recorded at fair value. The Company’s board of directors (“Board”) determines the fair value of its portfolio investments. Prior to the Company’s election to become a BDC, debt investments were stated at current unpaid principal balances adjusted for the allowance for loan losses, unearned income and any unamortized deferred fees or costs.
     The Company has the intent to hold its loans for the foreseeable future or until maturity or payoff.
     Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. No loans were on non-accrual status as of March 31, 2011 and December 31, 2010.
     The Company receives a variety of fees from borrowers in the ordinary course of conducting its business, including advisory fees, commitment fees, amendment fees, non-utilization fees and prepayment fees (collectively, the “Fees”). In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. Loan origination fees, net of certain direct origination costs, are deferred, and, along with unearned income, are amortized as a level yield adjustment over the respective term of the loan. Fees for counterparty loan commitments with multiple loans are allocated to each loan based upon each loan’s relative fair value. When a loan is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the loan is returned to accrual status.
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
     A loan was considered impaired when, based on current information and events, it was probable that the Company was unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan was collateral dependent.
     Impaired loans also included loans modified in troubled debt restructurings where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.
  Debt Issuance Costs
     Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the related Credit Facility. The unamortized balance of debt issuance costs as of March 31, 2011 and December 31, 2010, included in other assets, was $0 and $194, respectively. The amortization expense for the three months ended March 31, 2011 and March 31, 2010 relating to debt issuance costs was $194 and $290, respectively.
  Income Taxes
     The Company elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.
     Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2011 no amount was recorded for U.S. federal excise tax.
     The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at March 31, 2011 and December 31, 2010. The 2008 and 2009 tax years remain subject to examination by U.S. federal and state tax authorities.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
     Prior to the Company’s election to become a BDC, the Company was a limited liability company treated as a partnership for U.S. federal income tax purposes and, as a result, all items of income and expense were passed through to, and are generally reportable on, the tax returns of the respective members of the limited liability company. Therefore, no federal or state income tax provision has been recorded for the three months ended March 31, 2010.
  Dividends
     Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend is determined by the Board. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.
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
     Prior to the Company’s election to become a BDC, the Company recognized its interest rate swap derivatives on the balance sheet as either an asset or liability measured at fair value. Changes in the derivatives’ fair value were recognized in income unless specific hedge accounting criteria were met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and required the Company to formally document, designate and assess effectiveness of transactions that receive hedge accounting. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, would have been recognized as interest expense.
  Transfers of Financial Assets
     Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 3. Related Party Transactions
  Investment Management Agreement
     On October 28, 2010, the Company entered into the Investment Management Agreement with the Advisor, under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.
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
     The incentive fee has two parts, as follows:
     The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below) and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. The incentive fee with respect to the pre-incentive fee net income is 20.00% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the pre-incentive fee net investment income as if a hurdle rate did not apply.
     Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter in which the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the 2.00% base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The base management fee expense was $1,075 for the three months ended March 31, 2011 and the accrued management fee as of March 31, 2011 and December 31, 2010 was $376 and $360, respectively.
     The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), and equals 20.00% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the capital gain incentive fee. The incentive fee expense was $529 for the three months ended March 31, 2011 and the incentive fee payable as of March 31, 2011 and December 31, 2010 was $529 and $414, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
     Prior to the Company’s election to become a BDC, the Advisor served as the Advisor for CHF under a Management and Services Agreement which provided for management fees to be paid monthly at a rate of 2.0% per annum of the gross investment assets of CHF. Total management fee expense was $547 for the three months ended March 31, 2010.
  Administration Agreement
     The Company entered into an administration agreement with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For the three months ended March 31, 2011, $295 was charged to operations under this agreement.
     From time to time, the Advisor may pay amounts owed by the Company to third-party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on the Company’s behalf.
Note 4. Investments
     Investments, all of which are with portfolio companies in the United States, consisted of the following:

	March 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Debt	$144,726	$144,666	$130,282	$130,234
Warrants	3,111	6,455	2,843	6,225
Equity	946	2,095	369	351

Total	$148,783	$153,216	$133,494	$136,810

     The following table shows the Company’s investments by industry sector.

	March 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$34,922	$35,852	$31,138	$31,614
Medical Device	21,992	23,428	20,472	21,317
Technology
Consumer-related Technologies	3,949	4,284	4,592	4,692
Networking	2,083	2,815	2,405	3,120
Software	14,343	14,372	9,042	9,062
Data Storage	7,518	7,551	8,010	8,042
Internet and Media	16	38	16	38
Communications	7,137	7,185	7,681	7,719
Semiconductors	7	—	7	—
Healthcare Information and Services
Diagnostics	19,813	20,130	20,745	21,044
Other Healthcare Related Services and Technologies	9,612	9,617	9,934	9,938
Cleantech
Energy Efficiency	22,428	22,864	16,977	17,749
Waste Recycling	4,963	5,080	2, 475	2,475

Total	$148,783	$153,216	$133,494	$136,810

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
     The Company’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:
Level 1	Quoted prices in active markets for identical assets and liabilities.
Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and model-based valuation techniques for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
     Cash and cash equivalents and interest receivable: The carrying amount is a reasonable estimate of fair value. These financial instruments are not recorded at fair value on a recurring basis.
     Loans: For variable rate loans that re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolio. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolio. Therefore, the Company has categorized loan investments as Level 3 within the fair value hierarchy described above. These financial instruments are recorded at fair value on a recurring basis.
     Warrants: The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:
•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding.
•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on guideline publicly traded companies within indices similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. The weighted average volatility assumptions used for the warrant valuation at March 31, 2011 and December 31, 2010 was 30%.
•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. The marketability discount used for the warrant valuation at March 31, 2011 and December 31, 2010 was 20%.
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
     The following tables detail the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Loan investments	$144,666	$—	$—	$144,666

Equity investments	$2,095	$1,427	$—	$668

Warrant investments	$6,455	$—	$1,047	$5,408

Interest rate swap liability	$180	$—	$180	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Loan investments	$130,234	$—	$—	$130,234

Equity investments	$351	$209	$—	$142

Warrant investments	$6,225	$—	$1,976	$4,249

Interest rate swap liability	$258	$—	$258	$—

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
     The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011
	Loan	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$130,234	$4,249	$142	$134,625
Purchase of investments	26,063	—	—	26,063
Warrants and equity received and classified as Level 3	—	306	482	788
Principal payments received on investments	(11,106)	—	—	(11,106)
Unrealized (depreciation) appreciation included in earnings	(12)	853	44	884
Other	(513)	—	—	(513)

Level 3 assets, end of period	$144,666	$5,408	$668	$150,741

The three months ended
March 31, 2010
Level 3 assets, beginning of period	$2,010
Warrants received and classified as Level 3	276
Unrealized depreciation included in earnings	(63)

Level 3 assets, end of period	$2,223

     The total change in unrealized appreciation included in the statement of operations attributable to Level 3 investments still held at March 31, 2011 includes $12 depreciation on loans, $888 appreciation on warrants and $44 appreciation on equity.
     The Company discloses fair value information about financial instruments, whether or not recognized in the statement of assets and liabilities, for which it is practicable to estimate that value. Certain financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
     The fair value amounts have been measured as of the reporting date, and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported at year-end.
     As of March 31, 2011 and December 31, 2010, the recorded book balances and fair values of the Company’s financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash & cash equivalents	$69,503	$69,503	$76,793	$76,793
Investments:
Debt	$144,666	$144,666	$130,234	$130,234
Warrants	$6,455	$6,455	$6,225	$6,225
Equity	$2,095	$2,095	$351	$351
Interest receivable	$2,281	$2,281	$1,938	$1,938
Financial Liabilities:
Borrowings	$92,712	$92,712	$87,425	$87,425
Interest rate swap liability	$180	$180	$258	$258
Off-balance-sheet instruments
     The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Management monitors rates and maturities of assets and liabilities and attempts to

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
minimize interest rate risk by adjusting terms of new loans and by investing in securities with terms that mitigate the Company’s overall interest rate risk.
Note 6. Borrowings
     In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of March 31, 2011, the asset coverage for borrowed amounts was 238%.
     The Company entered into a Revolving Credit Facility (the “Credit Facility”) with WestLB, AG, New York Branch (“WestLB”) effective March 4, 2008. The Credit Facility had a three year initial revolving term and on March 3, 2011 the revolving term ended. The balance at the time the revolving term ended, which is the same as the balance as of March 31, 2011 of $92,712 will be amortized based on loan investment payments received through March 3, 2015. The interest rate is based upon the one-month LIBOR plus a spread of 2.50%. The rates at March 31, 2011 and December 31, 2010 were 2.74% and 2.76%, respectively, and the average rates for the three months ended March 31, 2011 and 2010 were 2.78%, and 2.65%, respectively.
     The Credit Facility is collateralized by all loans and warrants held by Credit I, the Company’s subsidiary, and permits an advance rate of up to 75% of eligible loans held by Credit I. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain criteria for qualified loans, and includes portfolio company concentration limits as defined in the related loan agreement. The average amounts of borrowings were approximately $85,000 and $67,000 for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, the Company had actual borrowings outstanding of $92,712 and $87,425, respectively, on the Credit Facility.
Note 7. Financial Instruments with Off-Balance-Sheet Risk
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
     The balance of unfunded commitments to extend credit was approximately $48,200 and $26,500 as of March 31, 2011 and December 31, 2010, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Note 8. Concentrations of Credit Risk
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
     The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented approximately 28% and 31% of total loans outstanding as of March 31, 2011 and December 31, 2010, respectively. No single loan represents more than 10% of the total loans as of March 31, 2011 and December 31, 2010. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 31% and 18% of total loan interest and fee income for the three months ended March 31, 2011 and March 31, 2010, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 9: Interest Rate Swaps and Hedging Activities
     On October 14, 2008, the Company entered into two interest rate swap agreements (collectively, the “Swap”) with WestLB, fixing the rate of $10 million at 3.58% and $15 million at 3.20% on the first advances of a like amount of variable rate Credit Facility borrowings. The $15 million interest rate swap expired in October 2010 and the $10 million interest rate swap will expire in October 2011. The objective of the Swap was to hedge the risk of changes in cash flows associated with the future interest payments on the first $25 million of the variable rate Credit Facility debt with a combined notional amount of $25 million.
     During the three months ended March 31, 2011, approximately $77 of net unrealized appreciation from the Swap was recorded in the statement of operations, and approximately $83 of net realized losses from the Swap was recorded in the statement of operations.
     Prior to the Company’s election to become a BDC, the Swap was designated as a hedging instrument and the Company applied cash flow hedge accounting. The Swap was recorded in the statement of assets and liabilities at fair value, and any related increases or decreases in the fair value were recognized within accumulated other comprehensive income.
     Prior to the Company’s election to become a BDC, the Company assessed the effectiveness of the Swap on a quarterly basis. The Company had considered the impact of the current credit crisis in the United States in assessing the risk of counterparty default. As most of the critical terms of the hedging instruments and hedged items matched, the hedging relationship was considered to be highly effective. No ineffectiveness on the Swap was recognized during the three months ended March 31, 2010.
Note 10: Subsequent Events
     On May 10, 2011, the Company declared a first quarter dividend of $0.33 per share, payable on May 26, 2011 to stockholders of record on May 19, 2011.
Note 11: Financial Highlights
     The financial highlights for the Company are as follows:(1)

	Three months ended
	March 31, 2011
Per share data:
Net asset value at beginning of period	$16.75
Net investment income	0.29
Realized gain on investments	0.03
Net change in unrealized appreciation on investments	0.16

Net asset value at end of period	$17.23

Per share market value, end of period	$16.07
Total return based on average net asset value	11.2%
Shares outstanding at end of period	7,593,421
Ratios to average net assets:
Expenses without incentive fees	8.4	%(3)
Incentive fees	1.6	%(3)
Total expenses	10.0	%(3)
Net investment income without incentive fees	8.5	%(3)
Average net asset value	$129,008

(1)	Periods prior to becoming a public company are not presented in the financial highlights because the Company did not record assets at fair value, therefore the information would not be meaningful.

(2)	Per share data is not provided as the Company did not have shares of common stock outstanding or an equivalent prior to the IPO on October 28, 2010.

(3)	Annualized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this section, except where the context suggests otherwise, the terms “we,” “us,” “our” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation and its consolidated subsidiaries. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. For periods prior to October 28, 2010, the consolidated financial statements and related footnotes reflect the performance of our predecessor, Compass Horizon Funding Company LLC, and its wholly owned subsidiary, Horizon Credit I LLC, both of which were formed in January 2008 and commenced operations in March 2008. Amounts are stated in thousands, except shares and per share data and where otherwise noted.
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
     Compass Horizon Funding Company LLC, which we refer to as “Compass Horizon,” our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity. On October 28, 2010, we and certain selling stockholders completed an initial public offering and sold 6,250,000 shares of our common stock at a public offering price of $16.00 per share. Our shares are listed on The NASDAQ Global Market under the symbol “HRZN.”
Portfolio Composition and Investment Activity
     As of March 31, 2011 and December 31, 2010, our loan portfolio consisted of 34 and 32 loans, respectively, which had an aggregate fair value of $144.7 million and $130.2 million, respectively. Our warrant portfolio had an aggregate fair value of $6.5 million and $6.2 million at March 31, 2011 and December 31, 2010, respectively.
     The following table shows our portfolio by asset class as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
			% of			% of
	# of	Fair	Total	# of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	($ in thousands)
Secured term loans	33	$142,704	93.1%	31	$127,949	93.5%
Equipment loans	1	1,962	1.3%	1	2,285	1.6%

Total loans	34	144,666	94.4%	32	130,234	95.1%

Warrants to purchase stock	45	6,455	4.2%	43	6,225	4.6%
Equity	4	2,095	1.4%	2	351	0.3%

Total		$153,216	100.0%		$136,810	100.0%

     Total portfolio investment activity for the periods ended March 31, 2011 and 2010 was as follows:

	For the three	For the three
	Months ended	Months ended
	March 31, 2011	March 31, 2010
	($ in thousands)
Beginning portfolio	$136,810	$113,878
New loan funding	28,833	13,100
Less refinanced balances	(2,770)	(1,075)

Net new loan funding	26,063	12,025

Principal and stock payments received on investments	(7,759)	(8,289)
Early pay-offs	(3,347)	—
Accretion of loan fees	395	201
New loan fees	(513)	(95)
New equity investments	577	—
Net appreciation on investments	990	201

Ending portfolio	$153,216	$117,921

     We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.
     The following table shows our debt investments by industry sector as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Loans at	Percentage	Loans at	Percentage
	Fair	of Total	Fair	of Total
	Value	Portfolio	Value	Portfolio
	($ in thousands)
Life Science
Biotechnology	$33,941	23.5%	$30,470	23.4%
Medical Device	21,261	14.7%	19,572	15.0%
Technology
Consumer-related Technologies	3,817	2.6%	4,460	3.4%
Networking	1,962	1.4%	2,285	1.8%
Software	13,968	9.7%	8,745	6.7%
Data Storage	7,421	5.1%	7,912	6.1%
Communications	6,566	4.5%	7,591	5.9%
Cleantech
Energy Efficiency	21,867	15.1%	16,570	12.7%
Waste Recycling	4,851	3.4%	2,363	1.8%
Healthcare Information and Services
Diagnostics	19,540	13.5%	20,472	14.5%
Other Healthcare Related Services and Technologies	9,472	6.5%	9,794	7.5%

Total	$144,666	100.0%	$130,234	100.0%

     The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 28% and 31% of total loans outstanding as of March 31, 2011 and December 31, 2010, respectively. No single loan represented more than 10% of our total loans as of March 31, 2011 and December 31, 2010.
     As of March 31, 2011 and December 31, 2010, interest receivable was $2.3 million and $1.9 million, respectively, which represents one month of accrued interest income on our loans. The increase in 2011 was due to a larger loan portfolio relative to 2010.
Loan Portfolio Asset Quality
     We use a credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 or 1 represents a deteriorating credit quality and increased risk. The following table shows the classification of our loan portfolio by credit rating as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Loans at	Percentage	Loans at	Percentage
	Fair	of Loan	Fair	of Loan
	Value	Portfolio	Value	Portfolio
Credit Rating	($ in thousands)		($ in thousands)
4	$26,149	18.1%	$29,054	22.3%
3	115,256	79.7%	$94,200	72.3%
2	3,261	2.2%	$6,980	5.4%
1	—	—	—	—

Total	$144,666	100.0%	$130,234	100.0%

     As of both March 31, 2011 and December 31, 2010, our loan portfolio had a weighted average credit rating of 3.2. As of March 31, 2011 and December 31, 2010, no investments were on non-accrual status.

Consolidated Results of Operations
     The consolidated results of operations set forth below include historical financial information of our predecessor, Compass Horizon, prior to our election to become a business development company and our election to be treated as a RIC. As a business development company and a RIC for U.S. federal income tax purposes, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. Also, the management fee that we pay to our Advisor under the Investment Management Agreement is determined by reference to a formula that differs materially from the management fee paid by Compass Horizon in prior periods. For these and other reasons, the results of operations described below may not be indicative of the results we report in future periods.
     Consolidated operating results for the three months ended March 31, 2011 and 2010 are as follows:

	For the three months ended March,
	2011	2010
	($ in thousands)
Total investment income	$5,460	$3,793
Total expenses	3,232	1,680

Net investment income	2,228	2,113
Net realized gains	206	—
Net unrealized appreciation	1,194	202
Credit for loan losses	—	303

Net income	$3,628	$2,618

Average debt investments, at fair value	$140,216	$111,354

Average borrowings outstanding	$85,075	$66,932

     Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.
Investment Income
     Investment income increased by $1.7 million, or 44.0%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. For the three months ended March 31, 2011, total investment income consisted primarily of $4.9 million in interest income from investments, which included $0.4 million in income from the amortization of discounts and origination fees on investments. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Other investment income was primarily comprised of a one-time success fee received upon the completion of an acquisition of one of our portfolio companies. For the three months ended March 31, 2010, total investment income consisted primarily of $3.7 million in interest income from investments, which included $0.3 million in income from the amortization of discounts and origination fees on investments.
     For the three months ended March 31, 2011 and 2010, our dollar-weighted average annualized yield on average loans was approximately 15.4% and 13.6%, respectively. We compute the yield on average loans as (i) total investment interest and other investment income divided by (ii) average gross loans receivable. We used month end loan balances during the period to compute average loans receivable.
     Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 31% and 18% of investment income for the three months ended March 31, 2011 and 2010, respectively.

Expenses
     Total expenses increased by $1.6 million, or 92.4%, to $3.2 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees and interest expense and, to a lesser degree, professional fees and general and administrative expenses. Interest expense, which includes the amortization of debt issuance costs, decreased for the three months ended March 31, 2011 and 2010 primarily resulting from the expiration of fees associated with the revolving term of the Credit Facility ending and the change in classification to realized loss of our interest payments made on our swap agreement. This decrease was partially offset by a higher average outstanding balance on the Credit Facility.
     Effective with the completion of our initial public offering in October 2010, we now pay management and incentive fees under the Investment Management Agreement, which provides a higher management fee base as compared to amounts previously paid by Compass Horizon. Management fee expense for the three months ended March 31, 2011 increased compared to the three months ended March 31, 2010 primarily due to the higher management fee base. Incentive fees for the three months ended March 31, 2011 totaled approximately $529 compared to no incentives fees for the three months ended March 31, 2010.
     In connection with the Administrative Agreement, we have incurred $295 for the three months ended March 31, 2011. We did not pay an administrative servicing fee for the three months ended March 31, 2010.
     Professional fees and general and administrative expenses include legal, accounting fees, insurance premiums, and miscellaneous other expenses. These expenses increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily from the increased cost of being a public company.
Net Realized Gains and Net Unrealized Appreciation and Depreciation
     During the three months ended March 31, 2011, we had $0.2 million in net realized gain on investments and we did not realize any gains during the three months ended March 31, 2010. During the same periods, we had $1.2 million and $0.2 million in unrealized appreciation on investments, respectively. Net realized gain on investments resulted from the sale of stock through the exercise of warrants in portfolio companies. For both periods, the net increase in unrealized appreciation on investments was primarily from our warrant and equity investments. Net unrealized appreciation on warrants and equity investments is the difference between the net changes in warrant and equity investments fair values from the prior determination date and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The increase in net unrealized appreciation on investments for three months ended March 31, 2011 and 2010 is primarily due to an increase in the enterprise value of a number of private companies for which we hold warrants and an increase in the share value of public company for which we hold warrants and common stock.
  Credit for Loan Losses
     For the three months ended March 31, 2010, the credit for loan losses was $303. The loan portfolio had a weighted average credit rating of 3.1 as of March 31, 2010. See “Loan Portfolio Asset Quality.” As of the date of our election to be treated as a business development company on October 28, 2010, we no longer record a credit or provision for loan losses. We record each individual loan and investment on a quarterly basis at fair value. Changes in fair value are recorded through our statement of operations.
Liquidity and Capital Resources
     As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $69.5 million and $76.8 million, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay dividends. To date, our primary sources of capital have been from our IPO, use of our Credit Facility and from the private placement for $50 million of equity capital we completed on March 4, 2008.
     The Credit Facility had a three year initial revolving term and on March 3, 2011 the revolving term ended. The balance as of March 31, 2011 of $92,712 will be amortized based on loan investment payments received through March 3, 2015.
     Our operating activities used cash of $13 million for the three months ended March 31, 2011 and our financing activities provided net cash proceeds of $5 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Such cash was provided primarily from proceeds from our initial public offering and draws under the Credit Facility.

     Our operating activities used cash of $2 million for the three months ended March 31, 2010 and our financing activities provided net cash proceeds of $11 million for the same period. Our operating activities used cash primarily for investing in portfolio companies that was provided primarily from our availability on our Credit Facility.
     Our primary use of available funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, including the net proceeds from our initial public offering, we expect to opportunistically raise additional capital as needed, and subject to market conditions, to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution.
     In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders all or substantially all of our income except for certain net capital gains. In addition, as a business development company, we generally will be required to meet a coverage ratio of 200%. This requirement will limit the amount that we may borrow.
     We are currently seeking qualification as a small business investment company (“SBIC”) for Longview SBIC LP (“Longview SBIC”), a subsidiary, which will be licensed, leveraged and regulated by the U. S. Small Business Administration (“SBA”). The Company, on behalf of Longview SBIC, submitted an application to the SBA on December 6, 2010 for a license to operate as an SBIC (the “SBIC Application”) and the SBA accepted the SBIC Application for processing on December 21, 2010. On April 21, 2011, the SBA advised us that it required additional information in order to process the SBIC Application and provided the Company up to 90 days to provide the information. During the period of time that the Company takes to provide the requested information the application process is suspended. We cannot be certain that the license to operate as an SBIC will be granted, and the failure to receive the license and SBA leverage could have a materially adverse impact on our business, results of operations and financial results.
     If we receive approval to license an SBIC, we will have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC or group of SBICs under common control as of March 31, 2011, was $150 million (which amount is subject to increase on an annual basis based on cost of living index increases).
  Current Borrowings
     We, through our wholly owned subsidiary, Credit I, entered into the Credit Facility. Per this agreement, base rate borrowings bear interest at one-month LIBOR plus 2.50%. The rates were 2.74% and 2.76% as of March 31, 2011 and December 31, 2010, respectively.
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
     The Credit Facility is collateralized by loans held by Credit I and permitted an advance rate of up to 75% of eligible loans. The Credit Facility contains certain customary affirmative and negative covenants, including covenants that restrict certain of our subsidiaries’ ability to make loans to, or investments in, third parties (other than technology loans and warrants or other equity participation rights), pay dividends and distributions, incur additional indebtedness and engage in mergers or consolidations. The Credit Facility also restricts certain of our subsidiaries’ and our Advisor’s ability to create liens on the collateral securing the Credit Facility, permit additional negative pledges on such collateral and change the business currently conducted by them. The Credit Facility contains events of default, including upon the occurrence of a change of control, and contains certain financial covenants that among other things, require Compass Horizon to maintain a minimum net worth, for the year 2010 and after, equal to the minimum net worth amount for 2009 plus 50% of Compass Horizon’s cumulative positive net income for the year 2010 on and after December 31, 2010, and require our Advisor to maintain a minimum net worth, for the year 2010 and after, equal to the greater of (i) $1 million or (ii) the 2009 minimum net worth amount plus 50% of the cumulative positive net income for each fiscal year. The Credit Facility also includes borrower concentration limits which include limitations on the amount of loans to companies in particular industries sectors and also restrict certain terms of the loans.

  Future Borrowings
     Our ability to make loans in the future is dependent upon our SBIC qualification, or if such approval is not granted in due course, our ability to arrange for a credit facility in the lending markets. We can give no assurances of either such event.
  Interest Rate Swaps and Hedging Activities
     In 2008, we entered into two interest rate swap agreements with WestLB, fixing the rate of $10 million at 3.58% and $15 million at 3.2% on the first advances of a like amount of variable rate Credit Facility borrowings. As of March 31, 2011, only the $10 million interest rate swap was still outstanding and expires in October 2011.
  Contractual Obligations and Off-Balance Sheet Arrangements
     A summary of our significant contractual payment obligations as of March 31, 2011 is as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings	$92,712	$30,761	$61,951	$—	$—
Unfunded commitments	48,200	41,700	6,500	—	—

Total contractual obligations	$139,912	$71,461	$68,451	$—	$—

     In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2011, we had unfunded commitments of approximately $48.2 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     In addition to the Credit Facility, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. Payments under the Investment Management Agreement are equal to (1) a base management fee equal to a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff. See “Note 3” to our Consolidated Financial Statements for additional information regarding our “Investment Management Agreement” and our “Administration Agreement.”
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
Valuation of Investments
     Investments are recorded at fair value. Our board of directors (“Board”) determines the fair value of our portfolio investments. Prior to our election to become a BDC, loan investments were stated at current unpaid principal balances adjusted for the allowance for loan losses, unearned income and any unamortized deferred fees or costs.
     We apply fair value to substantially all of our investments in accordance with relevant GAAP, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.
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
Level 1	Quoted prices in active markets for identical assets and liabilities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and model-based valuation techniques for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
     See Note 5 Fair Value to the Consolidated Financial Statements for further information regarding fair value.

  Income Recognition
     Interest on loan investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. No loans were on non-accrual status as of March 31, 2011 and December 31, 2010.
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
     A loan was considered impaired when, based on current information and events, it was probable that we were unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan was collateral dependent.

     Impaired loans also included loans modified in troubled debt restructurings where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.
  Income taxes
     We have elected to be treated as a RIC under subchapter M of the Code and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements and we must timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.
     Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions, we will accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2011 no amount was recorded for U.S. federal excise tax.
     We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at March 31, 2011 and December 31, 2010.
     Prior to our election to become a BDC, we were a limited liability company treated as a partnership for U.S. federal income tax purposes and, as a result, all items of income and expense were passed through to, and are generally reportable on, the tax returns of the respective members of the limited liability company. Therefore, no federal or state income tax provision has been recorded for the three months ended March 31, 2010.
Recently Issued Accounting Standards
     In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosure — Improving Disclosures about Fair Value Measurements, which amends the existing guidance related to fair value measurements and disclosures. The amendments require the following new fair value disclosures:
•	Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers.

•	In the roll forward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances and settlements should be presented separately (on a gross basis rather than as one net number).

In addition, the amendments clarify existing disclosure requirements, as follows:

•	Fair value measurements and disclosures should be presented for each class of assets and liabilities within a line item in the balance sheet.

•	Reporting entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.
     The new disclosures and clarifications of existing disclosures were effective for our interim and annual reporting periods during the year ended December 31, 2010, except for the disclosures included in the roll forward of activity for Level 3 fair value measurements, for which the effective date was the three months ended March 31, 2011.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.
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
     Assuming that the balance sheet as of March 31, 2011 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
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
Item 4: Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures
     As of March 31, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
     (b) Changes in Internal Controls Over Financial Reporting.
     There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1: Legal Proceedings.
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A: Risk Factors.
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2011 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Removed and Reserved.
Item 5: Other Information.
None.
Item 6: Exhibits.
EXHIBIT INDEX

Number	Description
31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	- Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: May 11, 2011	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: May 11, 2011	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer and Treasurer