Form 10-Q
period 2011-06-30
Horizon Technology Finance Corp
filed 2011-08-10
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

As of August 10, 2011, the Registrant had 7,613,525 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Non-affiliate investments at fair value (cost of $185,190 and $133,494, respectively) (Note 4)	$186,029	$136,810
Cash and cash equivalents	19,308	76,793
Interest receivable	2,701	1,938
Other assets	1,100	664
Total assets	$209,138	$216,205

LIABILITIES
Borrowings (Note 6)	$73,947	$87,425
Base management fee payable (Note 3)	349	360
Incentive fee payable (Note 3)	1,611	414
Interest rate swap liability (Note 9)	99	258
Other accrued expenses	676	553
Total liabilities	76,682	89,010

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 7,613,525 shares outstanding as of June 30, 2011 and 7,593,421 shares outstanding as of December 31, 2010	8	8
Paid-in capital in excess of par	124,152	123,836
Accumulated undistributed (distribution in excess of) net investment income	1,559	(143)
Net unrealized appreciation on investments	725	3,043
Net realized gain on investments	6,012	451
Total net assets	132,456	127,195
Total liabilities and net assets	$209,138	$216,205

Net asset value per common share	$17.40	$16.75

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)

		Pre-IPO Prior to		Pre-IPO Prior to
	Post-IPO as a	Becoming a	Post-IPO as a	Becoming a
	Business	Business	Business	Business
	Development	Development	Development	Development
	Company	Company	Company	Company
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Investment income
Interest income on non-affiliate investments	$5,889	$4,153	$10,782	$7,897
Interest income on cash and cash equivalents	23	19	88	29
Fee income on non-affiliate investments	58	98	560	137

Total investment income	5,970	4,270	11,430	8,063

Expenses
Interest expense	558	1,090	1,368	2,093
Base management fee (Note 3)	1,062	593	2,137	1,141
Performance based incentive fee (Note 3)	1,611	—	2,140	—
Administrative fee (Note 3)	223	—	518	—
Professional fees	227	32	545	105
General and administrative	309	46	514	103

Total expenses	3,990	1,761	7,222	3,442

Net investment income	1,980	2,509	4,208	4,621

Credit for loan losses	—	116	—	419

Net realized and unrealized gain on investments
Net realized gain (loss) on investments	5,355	(2)	5,561	(2)
Net unrealized depreciation on investments	(3,512)	(364)	(2,318)	(162)

Net realized and unrealized gain (loss) on investments	1,843	(366)	3,243	(164)

Net increase in net assets resulting from operations	$3,823	$2,259	$7,451	$4,876

Net investment income per common share (1)	$0.26	$ N/A	$0.55	$ N/A

Change in net assets per common share (1)	$0.50	$ N/A	$0.98	$ N/A

Weighted average shares outstanding (1)	7,601,375	N/A	7,597,420	N/A

(1)
For the three and six months ended June 30, 2010, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share and weighted average shares outstanding information for this period is not provided.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

						Accumulated
						Undistributed
						(distribution in
		Accumulated			Paid-In	excess of)	Net Unrealized	Net
		Other			Capital in	Net	Appreciation	Realized
	Members’	Comprehensive	Common Stock		Excess of	Investment	on	Gain on	Total
	Capital	Loss	Shares	Amount	Par	Income	Investments	Investments	Net Assets
Balance at December 31, 2009	$60,260	$(768)	—	$—	$—	$—	$—	$—	$59,492

Comprehensive income:

Net income	4,876	—	—	—	—	—	—	—	4,876
Unrealized loss on interest rate swaps	—	257	—	—	—	—	—	—	257

Total comprehensive income	—	—	—	—	—	—	—	—	5,133
Balance at June 30, 2010	$65,136	$(511)	—	$—	$—	$—	$—	$—	$64,625

Balance at December 31, 2010	$—	$—	7,593,421	$8	$123,836	$(143)	$3,043	$451	$127,195
Net increase in net assets from operations	—	—	—	—	—	4,208	(2,318)	5,561	7,451
Issuance of common stock as stock dividend	—	—	20,104	—	316				316
Dividends declared	—	—	—	—	—	(2,506)	—	—	(2,506)
Balance at June 30, 2011	$—	$—	7,613,525	$8	$124,152	$1,559	$725	$6,012	$132,456

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
 (In thousands)

	Post-IPO as a Business Development Company Six Months Ended June 30, 2011	Pre-IPO Prior to becoming a Business Development Company Six Months Ended June 30, 2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,451	$4,876
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Credit for loan losses	—	(419)
Amortization of debt issuance costs	194	580
Net realized (gain) loss on investments	(5,729)	2
Net change in unrealized appreciation on investments	2,318	162
Purchase of investments	(71,156)	(49,609)
Principal payments received on investments	19,700	20,280
Proceeds from sale of investments	5,383	—
Stock received in settlement of fee income	(482)	—
Changes in assets and liabilities:
Increase in interest receivable	(763)	(475)
Increase in unearned loan income	99	35
Increase in other assets	(141)	(159)
Increase in other accrued expenses	123	64
(Decrease) increase in base management fee payable	(11)	31
Increase in incentive fee payable	1,197	—
Net cash used in operating activities	(41,817)	(24,632)

Cash flows from financing activities:
Net (decrease) increase in revolving borrowings	(13,478)	27,097
Dividends paid	(2,190)	—
Net cash (used in) provided by financing activities	(15,668)	27,097
Net (decrease) increase in cash and cash equivalents	(57,485)	2,465
Cash and cash equivalents:
Beginning of period	76,793	9,892
End of period	$19,308	$12,357

Cash paid for interest	$1,140	$1,483
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$1,082	$1,166
Receivables resulting from sales of investments	$489	$—
Decrease in interest rate swap liability	$(159)	$(257)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
June 30, 2011
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Debt Investments
Debt Investments — Life Science — 45.9%
ACT Biotech, Inc.	Biotechnology	Term Loan(1)	12.10%	6/1/2013	$904	$904
		Term Loan(1)	12.01%	6/1/2013	903	903
		Term Loan(1)	12.01%	6/1/2013	1,362	1,362
Ambit Biosciences, Inc.	Biotechnology	Term Loan(1)	12.25%	10/1/2013	5,583	5,583
Anacor Pharmaceuticals, Inc.(4)	Biotechnology	Term Loan	9.41%	4/1/2015	3,199	3,199
GenturaDX, Inc.	Biotechnology	Term Loan	11.25%	4/1/2014	1,898	1,898
N30 Pharmaceuticals, LLC,	Biotechnology	Term Loan(1)	11.25%	9/1/2014	2,402	2,402
Pharmasset, Inc.(4)	Biotechnology	Term Loan(1)	12.00%	8/1/2011	128	128
		Term Loan(1)	12.00%	1/1/2012	747	747
		Term Loan(1)	12.50%	10/1/2012	1,787	1,787
Revance Therapeutics, Inc.	Biotechnology	Term Loan(1)	10.50%	12/1/2011	747	747
		Term Loan(1)	10.50%	3/1/2013	2,786	2,786
Supernus Pharmaceuticals, Inc.	Biotechnology	Term Loan	11.00%	8/1/2014	2,942	2,942
Tranzyme, Inc.	Biotechnology	Term Loan(1)	10.75%	1/1/2014	4,975	4,975
Xcovery Holding Company, LLC	Biotechnology	Term Loan	12.00%	10/1/2013	1,493	1,493
		Term Loan	12.00%	7/1/14	1,474	1,474
Concentric Medical, Inc.	Medical Device	Term Loan(1)	12.04%	9/1/2013	6,919	6,919
OraMetrix, Inc.	Medical Device	Term Loan(1)	11.50%	4/1/2014	4,915	4,915
PixelOptics, Inc.	Medical Device	Term Loan	10.75%	11/1/2014	9,898	9,898
Tengion, Inc.(4)	Medical Device	Term Loan	11.75%	1/1/2014	4,938	4938
ViOptix, Inc.	Medical Device	Term Loan(1)	13.55%	11/1/2011	811	811
Total Debt Investments — Life Science					60,811	60,811

Debt Investments — Technology — 37.5%
OpenPeak, Inc.	Communications	Term Loan(1)	11.86%	12/1/2013	6,583	6,136
Starcite, Inc.	Consumer-related technologies	Term Loan(1)	12.05%	9/1/2012	1,973	1,973
Tagged, Inc.	Consumer-related technologies	Term Loan(1)	12.78%	5/1/2012	829	829
		Term Loan(1)	11.46%	8/1/2012	351	351
Xtera Communications, Inc.	Semiconductors	Term Loan	11.50%	12/1/2014	9,713	9,713
Vette Corp.	Data Storage	Term Loan(1)	11.75%	7/1/2014	4,919	4,919
XIOtech, Inc.	Data Storage	Term Loan(1)	14.00%	5/1/2012	2,007	2,007
IntelePeer, Inc.	Networking	Term Loan(1)	12.43%	4/1/2012	334	334
		Term Loan(1)	12.33%	6/1/2012	413	413
		Term Loan(1)	12.33%	10/1/2012	881	881
Construction Software Technologies, Inc.	Software	Term Loan	11.75%	12/1/2014	3,933	3,933
		Term Loan	11.75%	6/1/2014	1,966	1,966
Courion Corporation	Software	Term Loan(1)	11.45%	9/1/2014	6,873	6,873
Seapass Solutions, Inc.	Software	Term Loan	11.75%	11/1/14	4,914	4,914
StreamBase Systems, Inc.	Software	Term Loan(1)	12.51%	11/1/2013	3,432	3,432
		Term Loan(1)	12.50%	6/1/2014	982	982
Total Debt Investments — Technology					50,103	49,656

Debt Investments — Cleantech — 20.3%
Cereplast, Inc.(4)	Waste Removal	Term Loan(1)	12.00%	4/1/2014	2,438	2,438
	Waste Removal	Term Loan(1)	12.00%	6/1/2014	2,432	2,432
Enphase Energy, Inc.	Energy Efficiency	Term Loan(1)	12.60%	10/1/2013	6,508	6,508
	Energy Efficiency	Term Loan	10.75%	4/1/2015	1,901	1,901
Satcon Technology Corporation(4)	Energy Efficiency	Term Loan(1)	12.58%	1/1/2014	9,272	9,272
Tigo Energy, Inc.	Energy Efficiency	Term Loan(1)	11.00%	8/1/2014	3,360	3,360
		Revolver	10.75%	1/1/2014	985	985
			(Prime + 7.50)%
Total Debt Investments — Cleantech					26,896	26,896

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
June 30, 2011 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Debt Investments — Healthcare information and services — 32.3%
BioScale, Inc.	Diagnostics	Term Loan(1)	12.00%	8/1/2012	1,730	1,730
		Term Loan(1)	11.51%	1/1/2014	4,930	4,930
Precision Therapeutics, Inc.	Diagnostics	Term Loan	10.25%	12/1/2014	6,946	6,946
Radisphere National Radiology Group, Inc.	Diagnostics	Term Loan(1)	12.75%	1/1/2014	9,894	9,894
Aperio Technologies, Inc.	Other Healthcare	Term Loan	9.64%	5/1/2015	4,921	4,921
Patientkeeper, Inc.	Other Healthcare	Term Loan	10.50%	12/1/2014	5,188	5,188
Singulex, Inc.	Other Healthcare	Term Loan(1)	11.00%	3/1/2014	2,961	2,961
		Term Loan(1)	11.00%	3/1/2014	1,973	1,973
Talyst, Inc.	Other Healthcare	Term Loan(1)	12.10%	12/1/2013	2,104	2,104
		Term Loan(1)	12.05%	12/1/2013	2,100	2,100
Total Debt Investment — Healthcare information and services					42,747	42,747

Total Debt Investments					180,557	180,110

Warrant Investments
Warrants — Life Science — 0.9%
ACT Biotech, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	58	68
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	143	99
Anacor Pharmaceuticals, Inc.(4)	Biotechnology	Common Stock Warrants	—	—	42	33
Anesiva, Inc.(4)	Biotechnology	Common Stock Warrants(1)	—	—	18	—
GenturaDX, Inc.	Biotechnology	Preferred Stock Warrants	—	—	63	62
N30 Pharmaceuticals, LLC	Biotechnology	Preferred Stock Warrants(1)	—	—	60	46
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	69	—
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	224	84
Supernus Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants	—	—	16	15
Tranzyme, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	1	—
Calypso Medical Technologies, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	17	75
Concentric Medical, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	84	563
EnteroMedics, Inc.(4)	Medical Device	Common Stock Warrants(1)	—	—	347	22
OraMetrix, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	78	82
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants	—	—	96	47
Tengion, Inc.(4)	Medical Device	Common Stock Warrants	—	—	62	3
ViOptix, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	13	—
Total Warrants — Life Science					1,391	1,199

Warrants — Technology — 1.5%
OpenPeak, Inc.	Communications	Preferred Stock Warrants(1)	—	—	89	—
Everyday Health, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	69	117
SnagAJob.com, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	24	271
Starcite, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	23	27
Tagged, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	17	27

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
June 30, 2011 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Xtera Communications, Inc.	Semiconductors	Preferred Stock Warrants	—	—	206	206
Vette Corp.	Data Storage	Preferred Stock Warrants(1)	—	—	75	48
XIOtech, Inc.	Data Storage	Preferred Stock Warrants(1)	—	—	22	80
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants(1)	—	—	16	30
Grab Networks, Inc.	Networking	Preferred Stock Warrants(1)	—	—	74	—
IntelePeer, Inc.	Networking	Preferred Stock Warrants(1)	—	—	40	528
Motion Computing, Inc.	Networking	Preferred Stock Warrants(1)	—	—	7	336
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants(1)	—	—	7	—
Clarabridge, Inc.	Software	Preferred Stock Warrants(1)	—	—	28	25
Construction Software Technologies, Inc.	Software	Preferred Stock Warrants	—	—	45	45
Courion Corporation	Software	Preferred Stock Warrants(1)	—	—	85	101
DriveCam, Inc.	Software	Preferred Stock Warrants(1)	—	—	19	8
Netuitive, Inc.	Software	Preferred Stock Warrants(1)	—	—	27	23
Seapass Solutions, Inc.	Software	Preferred Stock Warrants	—	—	43	43
StreamBase Systems, Inc.	Software	Preferred Stock Warrants(1)	—	—	66	68
Total Warrants — Technology					982	1,983

Warrants — Cleantech — 0.5%
Cereplast, Inc.(4)	Waste Removal	Common Stock Warrants(1)	—	—	112	136
Enphase Energy, Inc.	Energy Efficiency	Preferred Stock Warrants(1)	—	—	175	137
Satcon Technology Corporation(4)	Energy Efficiency	Common Stock Warrants(1)	—	—	285	299
Tigo Energy, Inc.	Energy Efficiency	Preferred Stock Warrants(1)	—	—	100	81
Total Warrants — Cleantech					672	653

Warrants — Healthcare information and services — 0.6%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants(1)	—	—	54	64
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants	—	—	73	159
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants(1)	—	—	167	379
Aperio Technologies, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	34	34
Patientkeeper, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	269	269
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants(1)	—	—	39	31
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants(1)	—	—	101	82
Total Warrants — Healthcare information and services					737	1,018

Total Warrants					3,782	4,853

Equity — 0.8%
AFS Technologies, Inc.		Common Stock(1)	—	—	142	142
Insmed Incorporated(4)		Common Stock(1)	—	—	227	398
Overture Networks Inc.		Preferred Stock(1)	—	—	482	526
Total equity					851	1,066

Total investments assets					$185,190	$186,029

Investment Liabilities
Derivative Agreement
WestLB, AG	Interest rate swap — pay fixed/receive floating, Notional Amount $10 million		3.58%	10/14/2011	—	99
Total investment liabilities					$—	$99

(1)	Has been pledged as collateral under the Credit Facility.
(2)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(3)
All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include any additional fees related to the investment, such as deferred interest, commitment fees or prepayment fees. The majority of the debt investments are at fixed rates for the term of the loan. For each debt investment, we have provided the current interest rate in effect as of June 30, 2011.

(4)	Portfolio company is a public company.
(5)	For debt investments, represents principal balance less unearned income.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2010
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Debt Investments
Debt Investments — Life Science — 39.3%
ACT Biotech, Inc.	Biotechnology	Term Loan(1)	12.10%	6/1/2013	$958	$958
		Term Loan(1)	12.01%	6/1/2013	957	957
		Term Loan(1)	12.01%	6/1/2013	1,478	1,478
Ambit Biosciences, Inc.	Biotechnology	Term Loan(1)	12.25%	10/1/2013	5,898	5,898
GenturaDX, Inc.	Biotechnology	Term Loan	11.25%	4/1/2014	1,917	1,917
Novalar Pharmaceuticals, Inc.	Biotechnology	Term Loan(1)	12.00%	6/1/2012	3,146	3,146
Pharmasset, Inc.(4)	Biotechnology	Term Loan(1)	12.00%	8/1/2011	868	868
		Term Loan(1)	12.00%	1/1/2012	1,448	1,448
		Term Loan(1)	12.50%	10/1/2012	2,422	2,422
Revance Therapeutics, Inc.	Biotechnology	Term Loan(1)	10.50%	12/1/2011	1,445	1,445
		Term Loan(1)	10.50%	3/1/2013	3,478	3,478
Tranzyme, Inc.	Biotechnology	Term Loan(1)	10.75%	1/1/2014	4,966	4,966
Xcovery Holding Company, LLC	Biotechnology	Term Loan	12.00%	10/1/2013	1,490	1,490
Concentric Medical, Inc.	Medical Device	Term Loan(1)	12.04%	9/1/2013	6,887	6,887
OraMetrix, Inc.	Medical Device	Term Loan(1)	11.50%	4/1/2014	4,887	4,887
PixelOptics, Inc.	Medical Device	Term Loan(1)	13.00%	1/1/2013	4,221	4,221
Tengion, Inc.(4)	Medical Device	Term Loan(1)	12.26%	9/1/2011	2,740	2,740
ViOptix, Inc.	Medical Device	Term Loan(1)	13.55%	11/1/2011	885	837
Total Debt Investments — Life Science					50,091	50,043

Debt Investments — Technology — 24.4%
Hatteras Networks, Inc.	Communications	Term Loan(1)	12.40%	2/1/2011	1,042	1,042
OpenPeak, Inc.	Communications	Term Loan(1)	11.86%	12/1/2013	6,549	6,549
Starcite, Inc.	Consumer-related technologies	Term Loan(1)	12.05%	9/1/2012	2,679	2,679
Tagged, Inc.	Consumer-related technologies	Term Loan(1)	12.78%	5/1/2012	1,284	1,284
		Term Loan(1)	11.46%	8/1/2012	498	498
Vette Corp.	Data Storage	Term Loan(1)	11.75%	7/1/2014	4,916	4,916
XIOtech, Inc.	Data Storage	Term Loan(1)	14.00%	5/1/2012	2,997	2,997
IntelePeer, Inc.	Networking	Term Loan(1)	12.43%	4/1/2012	515	515
		Term Loan(1)	12.33%	6/1/2012	598	598
		Term Loan(1)	12.33%	10/1/2012	1,171	1,171
Clarabridge, Inc.	Software	Term Loan(1)	12.50%	1/1/2013	1,166	1,166
		Term Loan(1)	12.50%	6/1/2013	688	688
		Term Loan(1)	12.50%	5/1/2014	743	743
Courion Corporation	Software	Term Loan(1)	11.45%	12/1/2011	1,083	1,083
Netuitive, Inc.	Software	Term Loan(1)	12.90%	4/1/2011	152	152
StreamBase Systems, Inc.	Software	Term Loan(1)	12.51%	11/1/2013	3,934	3,934
		Term Loan(1)	12.50%	6/1/2014	977	977
Total Debt Investments — Technology					30,992	30,992

Debt Investments — Cleantech — 14.9%
Cereplast, Inc.(4)	Waste Removal	Term Loan(1)	12.00%	4/1/2014	2,363	2,363
Enphase Energy, Inc.	Energy Efficiency	Term Loan(1)	12.60%	10/1/2013	6,869	6,869
Satcon Technology Corporation(4)	Energy Efficiency	Term Loan(1)	12.58%	1/1/2014	9,701	9,701
Total Debt Investments — Cleantech					18,933	18,933

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2010 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Debt Investments — Healthcare information and services — 23.8%
BioScale, Inc.	Diagnostics	Term Loan(1)	12.00%	8/1/2012	2,454	2,454
		Term Loan(1)	11.51%	1/1/2014	4,908	4,908
Precision Therapeutics, Inc.	Diagnostics	Term Loan(1)	13.00%	3/1/2012	3,255	3,255
Radisphere National Radiology Group, Inc.	Diagnostics	Term Loan(1)	12.75%	1/1/2014	9,855	9,855
Singulex, Inc.	Other Healthcare	Term Loan(1)	11.00%	3/1/2014	2,949	2,949
		Term Loan(1)	11.00%	3/1/2014	1,964	1,964
Talyst, Inc.	Other Healthcare	Term Loan(1)	12.10%	12/1/2013	2,443	2,443
		Term Loan(1)	12.05%	12/1/2013	2,438	2,438
Total Debt Investment — Healthcare information and services					30,266	30,266

Total Debt Investments					130,282	130,234

Warrant Investments
Warrants — Life Science — 2.1%
ACT Biotech, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	23	23
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	143	147
Anesiva, Inc.(4)	Biotechnology	Common Stock Warrants(1)	—	—	18	—
GenturaDX, Inc.	Biotechnology	Preferred Stock Warrants	—	—	63	63
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	69	—
Pharmasset, Inc.(4)	Biotechnology	Common Stock Warrants(1)	—	—	126	789
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	224	121
Tranzyme, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	1	1
Advanced BioHealing, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	9	1,209
Calypso Medical Technologies, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	17	76
Concentric Medical, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	85	89
EnteroMedics, Inc.(4)	Medical Device	Common Stock Warrants(1)	—	—	347	18
OraMetrix, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	78	83
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	61	61
Tengion, Inc.(4)	Medical Device	Common Stock Warrants(1)	—	—	15	—
ViOptix, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	13	—
Total Warrants — Life Science					1,292	2,680

Warrants — Technology — 1.2%
Hatteras Networks, Inc.	Communications	Preferred Stock Warrants(1)	—	—	—	35
OpenPeak, Inc.	Communications	Preferred Stock Warrants(1)	—	—	89	92
Everyday Health, Inc.	Consumer related technologies	Preferred Stock Warrants(1)	—	—	69	137
SnagAJob.com, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	23	39
Starcite, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	24	28
Tagged, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	17	27
Vette Corp.	Data Storage	Preferred Stock Warrants(1)	—	—	75	49
XIOtech, Inc.	Data Storage	Preferred Stock Warrants(1)	—	—	22	81
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants(1)	—	—	16	38
Grab Networks, Inc.	Networking	Preferred Stock Warrants(1)	—	—	74	—
IntelePeer, Inc.	Networking	Preferred Stock Warrants(1)	—	—	39	544
Motion Computing, Inc.	Networking	Preferred Stock Warrants(1)	—	—	7	292
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants(1)	—	—	7	—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2010 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Clarabridge, Inc.	Software	Preferred Stock Warrants(1)	—	—	28	25
Courion Corporation	Software	Preferred Stock Warrants(1)	—	—	7	17
DriveCam, Inc.	Software	Preferred Stock Warrants(1)	—	—	20	8
Netuitive, Inc.	Software	Preferred Stock Warrants(1)	—	—	27	22
Plateau Systems, Ltd.	Software	Preferred Stock Warrants(1)	—	—	7	35
StreamBase Systems, Inc.	Software	Preferred Stock Warrants(1)	—	—	67	69
Total Warrants — Technology					618	1,538

Warrants — Cleantech — 1.0%
Cereplast, Inc.(4)	Waste Removal	Common Stock Warrants(1)	—	—	112	112
Enphase Energy, Inc.	Energy Efficiency	Preferred Stock Warrants(1)	—	—	122	122
Satcon Technology Corporation(4)	Energy Efficiency	Common Stock Warrants(1)	—	—	286	1,057
Total Warrants — Cleantech					520	1,291

Warrants — Healthcare information and services — 0.6%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants(1)	—	—	55	49
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants(1)	—	—	52	139
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants(1)	—	—	167	384
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants(1)	—	—	39	39
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants(1)	—	—	100	105
Total Warrants — Healthcare information and services					413	716

Total Warrants					2,843	6,225

Equity — 0.3%
AFS Technologies, Inc		Common Stock(1)	—	—	142	142
Insmed Incorporated(4)		Common Stock and Convertible Preferred Stock(1)	—	—	227	209
Total equity					369	351

Total investments assets					$133,494	$136,810

Investment Liabilities
Derivative Agreement
WestLB, AG	Interest rate swap — pay fixed/receive floating, Notional Amount $10 million		3.58%	10/14/2011	—	258
Total investment liabilities					$—	$258

(1)	Has been pledged as collateral under the Credit Facility.
(2)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
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

(4)	Portfolio company is a public company.
(5)	For debt investments, represents principal balance less unearned income.

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as the sole equity member. Credit I is a special purpose bankruptcy remote entity and is reported herein as a wholly owned subsidiary of the Company. CHF sold certain portfolio transactions to Credit I (“Purchased Assets”). Credit I is a separate legal entity from CHF and the Purchased Assets conveyed to Credit I are not available to creditors of the Company or any other entity other than Credit I’s lenders.

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

Horizon Credit II LLC (“Credit II”) was formed as a Delaware limited liability company on June 28, 2011, with the Company as the sole equity member. Credit II is a special purpose bankruptcy remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit II will not be available to creditors of the Company or any other entity other than Credit II’s lenders.

Note 2. Basis of Presentation and Significant Accounting Policies

Election to become a Business Development Company and Basis of Financial Statement Presentation

The results of operations for the three and six months ended June 30, 2011 reflect the Company’s results as a BDC under the 1940 Act, whereas the operating results for the three and six months ended June 30, 2010 reflect the Company’s results prior to operating as a BDC under the 1940 Act. Accounting principles used in the preparation of these two periods are different and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of debt investments and classification of hedging activity — see corresponding sections below for further discussion.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. No loans were on non-accrual status as of June 30, 2011 and December 31, 2010.

The Company receives a variety of fees from borrowers in the ordinary course of conducting its business, including advisory fees, commitment fees, amendment fees, non-utilization fees and prepayment fees. In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. Loan origination fees, net of certain direct origination costs, are deferred, and, along with unearned income, are amortized as a level yield adjustment over the respective term of the loan. Fees for counterparty loan commitments with multiple loans are allocated to each loan based upon each loan’s relative fair value. When a loan is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the loan is returned to accrual status.

Certain loan agreements also require the borrower to make an end-of-term payment that is accrued into income over the life of the loan to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay all principal and interest due.

In connection with substantially all lending arrangements, the Company receives warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are also recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with the Company’s income recognition policy. Subsequent to loan origination, the warrants are also measured at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gain on investments.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the related Credit Facility. The unamortized balance of debt issuance costs as of June 30, 2011 and December 31, 2010, included in other assets, was $0 and $194, respectively. The amortization expense for the six months ended June 30, 2011 and June 30, 2010 relating to debt issuance costs was $194 and $581, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2011 no amount was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at June 30, 2011 and December 31, 2010. The 2008 and 2009 tax years remain subject to examination by U.S. federal and state tax authorities.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Prior to the Company’s election to become a BDC, the Company was a limited liability company treated as a partnership for U.S. federal income tax purposes and, as a result, all items of income and expense were passed through to, and are generally reportable on, the tax returns of the respective members of the limited liability company. Therefore, no federal or state income tax provision has been recorded for the six months ended June 30, 2010.

Dividends

Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend is determined by the Board. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of cash distributions and other distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and the Company declares, a cash dividend, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares to implement the plan (especially if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan.

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

The base management fee is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The base management fee expense was $1,062 and $2,137 for the three and six months ended June 30, 2011, respectively. The accrued management fee as of June 30, 2011 and December 31, 2010 was $349 and $360, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The total performance based incentive fee expense was $ 1,611 and $2,140 for the three and six months ended June 30, 2011, respectively. The incentive fee payable as of June 30, 2011 and December 31, 2010 was $1,611 and $414, respectively. The incentive fee payable as of June 30, 2011 includes $719 for part one and $892 for part two of the incentive fee, respectively.

Prior to the Company’s election to become a BDC, the Advisor served as the Advisor for CHF under a Management and Services Agreement which provided for management fees to be paid monthly at a rate of 2.00% per annum of the gross investment assets of CHF. Total management fee expense under this agreement was $1,141 for the six months ended June 30, 2010.

Administration Agreement

The Company entered into an administration agreement with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For the three and six months ended June 30, 2011, $223 and $518, respectively, was charged to operations under this agreement.

From time to time, the Advisor may pay amounts owed by the Company to third-party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on the Company’s behalf.

Note 4. Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	June 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Debt	$180,557	$180,110	$130,282	$130,234
Warrants	3,782	4,853	2,843	6,225
Equity	851	1,066	369	351
Total	$185,190	$186,029	$133,494	$136,810

The following table shows the Company’s investments by industry sector.

	June 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$34,251	$34,135	$31,138	$31,614
Medical Device	28,178	28,273	20,472	21,317
Technology
Consumer-related Technologies	3,284	3,596	4,592	4,692
Networking	1,749	2,492	2,405	3,120
Software	22,556	22,553	9,042	9,062
Data Storage	7,040	7,085	8,010	8,042
Internet and Media	—	—	16	38
Communications	7,154	6,662	7,681	7,719
Semiconductors	9,926	9,919	7	—
Healthcare Information and Services
Diagnostics	23,795	24,102	20,745	21,044
Other Healthcare Related Services and Technologies	19,689	19,663	9,934	9,938
Cleantech
Energy Efficiency	22,586	22,544	16,977	17,749
Waste Recycling	4,982	5,005	2, 475	2,475
Total	$185,190	$186,029	$133,494	$136,810

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

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on guideline publicly traded companies within indices similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. The weighted average volatility assumptions used for the warrant valuation at June 30, 2011 and December 31, 2010 was 30%.

•
The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

•
Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. The marketability discount used for the warrant valuation at June 30, 2011 and December 31, 2010 was 20%.

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

The following tables detail the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Loan investments	$180,110	$—	$—	$180,110
Equity investments	$1,066	$398	$—	$668
Warrant investments	$4,853	$—	$493	$4,360
Interest rate swap liability	$99	$—	$99	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Loan investments	$130,234	$—	$—	$130,234
Equity investments	$351	$209	$—	$142
Warrant investments	$6,225	$—	$1,976	$4,249
Interest rate swap liability	$258	$—	$258	$—

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011
	Loan	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$144,666	$5,408	$668	$150,742
Purchase of investments	42,323	—	—	45,093
Warrants and equity received and classified as Level 3	—	687	—	687
Principal payments received on investments	(5,824)	—	—	(8,594)
Unrealized depreciation included in earnings	(387)	(1,719)	—	(2,106)
Other	(668)	(16)	—	(684)
Level 3 assets, end of period	$180,110	$4,360	$668	$185,138

Three months ended
June 30, 2010
Level 3 assets, beginning of period	$2,223
Warrants received and classified as Level 3	547
Unrealized depreciation included in earnings	(425)
Other	(2)
Level 3 assets, end of period	$2,343

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the six months ended June 30, 2011 and 2010:

	Six months ended June 30, 2011
	Loan	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$130,234	$4,249	$142	$134,625
Purchase of investments	71,156	—	—	71,156
Warrants and equity received and classified as Level 3	—	993	482	1,475
Principal payments received on investments	(19,700)	—	—	(19,700)
Unrealized (depreciation) appreciation included in earnings	(399)	(866)	44	(1,221)
Other	(1,181)	(16)	—	(1,197)
Level 3 assets, end of period	$180,110	$4,360	$668	$185,138

Six months ended
June 30, 2010
Level 3 assets, beginning of period	$2,010
Warrants received and classified as Level 3	823
Unrealized depreciation included in earnings	(488)
Other	(2)
Level 3 assets, end of period	$2,343

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The total change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2011 includes $399 depreciation on loans, $149 appreciation on warrants and $44 appreciation on equity investments.

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

As of June 30, 2011 and December 31, 2010, the recorded book balances and fair values of the Company’s financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash & cash equivalents	$19,308	$19,308	$76,793	$76,793
Investments:
Debt	$180,110	$180,110	$130,234	$130,234
Warrants	$4,853	$4,853	$6,225	$6,225
Equity	$1,066	$1,066	$351	$351
Interest receivable	$2,701	$2,701	$1,938	$1,938
Financial Liabilities:
Borrowings	$73,947	$73,947	$87,425	$87,425
Interest rate swap liability	$99	$99	$258	$258

Off-balance-sheet instruments

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of June 30, 2011, the asset coverage for borrowed amounts was 273%.

The Company entered into a Revolving Credit Facility (the “Credit Facility”) with WestLB, AG, New York Branch (“WestLB”) effective March 4, 2008. The Credit Facility had a three year initial revolving term and on March 3, 2011 the revolving term ended. The balance will be amortized based on loan investment payments received through March 3, 2015. The interest rate is based upon the one-month LIBOR plus a spread of 2.50%. The rates at June 30, 2011 and December 31, 2010 were 2.69% and 2.76%, respectively, and the average rates for the six months ended June 30, 2011 and 2010 were 2.79%, and 2.72%, respectively.

The Credit Facility is collateralized by all loans and warrants held by Credit I and permits an advance rate of up to 75% of eligible loans held by Credit I. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain criteria for qualified loans, and includes portfolio company concentration limits as defined in the related loan agreement. The average amounts of borrowings were approximately $82,000 and $72,000 for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, the Company had borrowings outstanding of $73,947 and $87,425, respectively, on the Credit Facility.

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

The balance of unfunded commitments to extend credit was approximately $21,667 and $26,500 as of June 30, 2011 and December 31, 2010, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented approximately 26% and 31% of total loans outstanding as of June 30, 2011 and December 31, 2010, respectively. No single loan represents more than 10% of the total loans as of June 30, 2011 and December 31, 2010. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 24% and 18% of total loan interest and fee income for the six months ended June 30, 2011 and 2010, respectively.

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

During the six months ended June 30, 2011, approximately $159 of net unrealized appreciation from the Swap was recorded in the statement of operations, and approximately $169 of net realized losses from the Swap was recorded in the consolidated statement of operations.

Prior to the Company’s election to become a BDC, the Swap was designated as a hedging instrument and the Company applied cash flow hedge accounting. The Swap was recorded in the consolidated statement of assets and liabilities at fair value, and any related increases or decreases in the fair value were recognized within accumulated other comprehensive income.

Prior to the Company’s election to become a BDC, the Company assessed the effectiveness of the Swap on a quarterly basis. The Company had considered the impact of the current credit crisis in the United States in assessing the risk of counterparty default. As most of the critical terms of the hedging instruments and hedged items matched, the hedging relationship was considered to be highly effective. No ineffectiveness on the Swap was recognized during the six months ended June 30, 2010.

Note 10: Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date.  The following table summarizes the Company’s dividend declaration and distribution activity during the six months ended June 30, 2011.

			Amount	Cash	DRIP Shares	DRIP Share
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
5/10/11	5/19/11	5/26/11	$0.33	$2,190	20,104	$316

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11: Subsequent Events

On July 14, 2011, the Company closed a new revolving credit facility with Wells Fargo Capital Finance, LLC (“Wells”) providing an initial commitment of $75 million. The credit facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. In connection with the credit facility, the Company’s wholly owned subsidiary, Horizon Credit II, as borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) and, as buyer, entered into a Sale and Servicing Agreement (the “Sale and Servicing Agreement”, and together with the Loan and Security Agreement and various supporting documentation, the “Wells Facility”) whereby the Company will transfer certain loans it has originated or acquired, or will originate or acquire, from time to time, to Horizon Credit II.

The Wells Facility, among other things, provides for a three year revolving period followed by a three year amortization period and matures on July 14, 2017.   The Wells Facility generally bears interest based on LIBOR plus 4.00%, with a LIBOR floor of 1.00%. The Wells Facility requires the payment of an unused line fee of 0.375% annually and has a maximum advance rate of 50% against eligible loans. The Wells Facility will be secured by all of the assets of Horizon Credit II. We have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

On August 9, 2011, the Company declared a second quarter dividend of $0.40 per share, payable on August 30, 2011 to stockholders of record on August 23, 2011.

Note 12: Financial Highlights

The financial highlights for the Company are as follows: (1)

	Three months ended June 30, 2011		Six months ended June 30, 2011
Per share data:
Net asset value at beginning of period	$17.23		$16.75
Dividends declared and paid	(0.33)		(0.33)
Net investment income	0.26		0.55
Realized gain on investments	0.70		0.73
Net change in unrealized depreciation on investments	(0.46)		(0.30)
Net asset value at end of period	$17.40		$17.40

Per share market value, end of period	$15.83		$15.83
Total return based on average net asset value	11.6%		11.5%
Shares outstanding at end of period	7,613,525		7,613,525
Ratios to average net assets:
Expenses without incentive fees	7.2	%(2)	7.8	%(2)
Incentive fees	4.9	%(2)	3.3	%(2)
Total expenses	12.1	%(2)	11.1	%(2)
Net investment income without incentive fees	10.9	%(2)	9.8	%(2)
Average net asset value	$131,639		$129,826

(1)	Periods prior to becoming a public company are not presented in the financial highlights because the Company did not record assets at fair value, therefore the information would not be meaningful.
(2)	Annualized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, except where the context suggests otherwise, the terms “we,” “us,” “our” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation and its consolidated subsidiaries. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q . For periods prior to October 28, 2010, the consolidated financial statements and related footnotes reflect the performance of our predecessor, Compass Horizon Funding Company LLC, and its wholly owned subsidiary, Horizon Credit I LLC, both of which were formed in January 2008 and commenced operations in March 2008. Amounts are stated in thousands, except shares and per share data and where otherwise noted.

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

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, or the 1940 Act. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing.

Compass Horizon Funding Company LLC, which we refer to as “Compass Horizon,” our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity. Our shares are listed on The NASDAQ Global Market under the symbol “HRZN.”

Portfolio Composition and Investment Activity

As of June 30, 2011 and December 31, 2010, our loan portfolio consisted of 37 and 32 loans, respectively, which had an aggregate fair value of $180.1 million and $130.2 million, respectively. Our warrant portfolio had an aggregate fair value of $4.9 million and $6.2 million at June 30, 2011 and December 31, 2010, respectively.

The following table shows our portfolio by asset class as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
			% of			% of
	# of	Fair	Total	# of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	($ in thousands)
Secured term loans	36	$178,482	96.0%	31	$127,949	93.5%
Equipment loans	1	1,628	0.8%	1	2,285	1.6%
Total loans	37	180,110	96.8%	32	130,234	95.1%

Warrants	48	4,853	2.6%	43	6,225	4.6%
Equity	3	1,066	0.6%	2	351	0.3%
Total		$186,029	100.0%		$136,810	100.0%

Total portfolio investment activity for the periods ended June 30, 2011 and 2010 was as follows:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	($ in thousands)
Beginning portfolio	$153,216	$117,921	$136,810	$113,878
New loan funding	51,000	47,417	79,833	60,517
Less refinanced balances	(5,907)	(9,833)	(8,677)	(10,908)
Net new loan funding	45,093	37,584	71,156	49,609
Principal and stock payments received on investments	(6,348)	(8,537)	(14,107)	(16,826)
Early pay-offs	(2,247)	(3,454)	(5,593)	(3,454)
Accretion of loan fees	434	282	829	483
New loan fees	(415)	(422)	(927)	(517)
New equity investments	—	—	577	—
Net depreciation on investments	(3,704)	(366)	(2,716)	(165)
Ending portfolio	$186,029	$143,008	$186,029	$143,008

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Loans at	Percentage	Loans at	Percentage
	Fair	of Total	Fair	of Total
	Value	Portfolio	Value	Portfolio
	($ in thousands)
Life Science
Biotechnology	$33,330	18.5%	$30,470	23.4%
Medical Device	27,481	15.3%	19,572	15.0%
Technology
Consumer-related Technologies	3,153	1.8%	4,460	3.4%
Networking	1,628	0.9%	2,285	1.8%
Semiconductors	9,713	5.4%	—	0.0%
Software	22,100	12.3%	8,745	6.7%
Data Storage	6,926	3.8%	7,912	6.1%
Communications	6,136	3.4%	7,591	5.9%
Cleantech
Energy Efficiency	22,026	12.2%	16,570	12.7%
Waste Recycling	4,870	2.7%	2,363	1.8%
Healthcare Information and Services
Diagnostics	23,500	13.0%	20,472	14.5%
Other Healthcare Related Services and Technologies	19,247	10.7%	9,794	7.5%
Total	$180,110	100.0%	$130,234	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 26% and 31% of total loans outstanding as of June 30, 2011 and December 31, 2010, respectively. No single loan represented more than 10% of our total loans as of June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, interest receivable was $2.7 million and $1.9 million, respectively, which represents one month of accrued interest income on loans. The increase in the first half of 2011 was due to a larger loan portfolio relative to 2010.

Loan Portfolio Asset Quality

We use a credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 or 1 represents a deteriorating credit quality and increased risk. The following table shows the classification of our loan portfolio by credit rating as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Loans at	Percentage	Loans at	Percentage
	Fair	of Loan	Fair	of Loan
	Value	Portfolio	Value	Portfolio
Credit Rating	($ in thousands)
4	$20,751	11.5%	$29,054	22.3%
3	147,237	81.8%	$94,200	72.3%
2	12,122	6.7%	$6,980	5.4%
1	—	—	—	—
Total	$180,110	100.0%	$130,234	100.0%

As of June 30, 2011 and December 31, 2010, our loan portfolio had a weighted average credit rating of 3.1 and 3.2, respectively. As of June 30, 2011 and December 31, 2010, no investments were on non-accrual status.

Consolidated Results of Operations for the three months ended June 30, 2011 and 2010

The consolidated results of operations set forth below include historical financial information of our predecessor, Compass Horizon, prior to our election to become a BDC and our election to be treated as a RIC. As a BDC and a RIC for U.S. federal income tax purposes, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. Also, the management fee that we pay to our Advisor under the Investment Management Agreement is determined by reference to a formula that differs materially from the management fee paid by Compass Horizon in prior periods. For these and other reasons, the results of operations described below may not be indicative of the results we report in future periods.

Consolidated operating results for the three months ended June 30, 2011 and 2010 are as follows:

	For the three months ended June 30,
	2011	2010
	($ in thousands)
Total investment income	$5,970	$4,270
Total expenses	3,990	1,761

Net investment income	1,980	2,509
Net realized gain (loss) on investments	5,355	(2)
Net unrealized depreciation on investments	(3,512)	(364)
Credit for loan losses	—	116
Net income	$3,283	$2,259
Average debt investments, at fair value	$168,189	$123,576
Average borrowings outstanding	$82,233	$78,539

Net investment income for the three months ended June 30, 2011 was $2.0 million or $0.26 per share. Excluding the impact of the capital gains incentive fee expense of $0.9 million, net investment income totaled $2.9 million or $0.38 per share.

Investment Income

Investment income increased by $1.7 million, or 39.8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. For the three months ended June 30, 2011, total investment income consisted primarily of $5.9 million in interest income from investments, which included $0.4 million in income from the amortization of discounts and origination fees on investments. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Fee income on investments was primarily comprised of prepayment fees from one of our portfolio companies. For the three months ended June 30, 2010, total investment income consisted primarily of $4.2 million in interest income from investments, which included $0.3 million in income from the amortization of discounts and origination fees on investments.  For the three months ended June 30, 2011 and 2010, our dollar-weighted average annualized yield on average loans was approximately 14.1% and 13.8%, respectively.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 26% and 20% of investment income for the three months ended June 30, 2011 and 2010, respectively.

Expenses

Total expenses increased by $2.2 million, or 126.6%, to $4.0 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees and interest expense and, to a lesser degree, professional fees and general and administrative expenses. Interest expense, which includes the amortization of debt issuance costs, decreased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the end of our Credit Facility’s revolving term and the scheduled amortization of the remaining balance.

Effective with the completion of our initial public offering in October 2010, we pay management and incentive fees under the Investment Management Agreement, which provides a higher management fee base as compared to amounts previously paid by Compass Horizon. Management fee expense for the three months ended June 30, 2011 increased by approximately $0.5 million compared to the three months ended June 30, 2010 primarily due to the higher management fee base. Incentive fees for the three months ended June 30, 2011 totaled approximately $1.6 million compared to no incentive fees for the three months ended June 30, 2010.  The incentive fees for the three months ended June 30, 2011 consisted of approximately $0.7 million and $0.9 million for part one and part two of the incentive fee, respectively. In connection with the Administration Agreement, we incurred $0.2 million of administrative expenses for the three months ended June 30, 2011. We did not pay an administrative servicing fee for the three months ended June 30, 2010.

Professional fees and general and administrative expenses include legal and audit fees, insurance premiums, and miscellaneous other expenses. These expenses for the three months ended June 30, 2011 increased by approximately $0.5 million compared to the three months ended June 30, 2010 primarily due to the increased cost of being a public company.

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)

During the three months ended June 30, 2011, and 2010 we recognized $5.4 million in net realized gain on investments and $0.02 million in net realized loss on investments, respectively. During the same periods, we had $3.5 million and $0.4 million in unrealized depreciation on investments, respectively. Net realized gain on investments resulted from the sale of stock through the exercise of warrants in portfolio companies. For both periods, the net increase in unrealized depreciation on investments was primarily from our warrant and equity investments. Net unrealized depreciation on warrants and equity investments is the difference between the net changes in fair values of warrant and equity investments fair values from the prior determination date and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The increase in net unrealized depreciation on investments for the three months ended June 30, 2011 is primarily due to the reversal of previously recorded unrealized appreciation on our warrant investments that were realized in the second quarter.

Consolidated operating results for the six months ended June 30, 2011 and 2010

	For the six months ended June 30,
	2011	2010
	($ in thousands)
Total investment income	$11,430	$8,063
Total expenses	7,222	3,442
Net investment income	4,208	4,621
Net realized gain (loss) on investments	5,561	(2)
Net unrealized depreciation on investments	(2,318)	(162)
Credit for loan losses	—	419
Net income	$7,451	$4,876
Average debt investments, at fair value	$155,182	$117,631
Average borrowings outstanding	$82,360	$72,379

Net investment income for the six months ended June 30, 2011 was $4.2 million or $0.55 per share. Excluding the impact of the capital gains incentive fee expense of $0.9 million, net investment income totaled $5.1 million or $0.67 per share.

Investment Income

Investment income increased by $3.4 million, or 41.8%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. For the six months ended June 30, 2011, total investment income consisted primarily of $10.8 million in interest income from investments, which included $0.8 million in income from the amortization of discounts and origination fees on investments. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Fee income on investments was primarily comprised of a one-time success fee received upon the completion of an acquisition of one of our portfolio companies. For the six months ended June 30, 2010, total investment income consisted primarily of $7.9 million in interest income from investments, which included $0.5 million in income from the amortization of discounts and origination fees on investments. For the six months ended June 30, 2011 and 2010, our dollar-weighted average annualized yield on average loans was approximately 14.6% and 13.7%, respectively.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 24% and 18% of investment income for the six months ended June 30, 2011 and 2010, respectively.

Expenses

Total expenses increased by $3.8 million, or 109.8%, to $7.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees and interest expense and, to a lesser degree, professional fees and general and administrative expenses. Interest expense, which includes the amortization of debt issuance costs, decreased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the termination of our Credit Facility’s revolving term and the amortization of the remaining balance.

Effective with the completion of our initial public offering in October 2010, we pay management and incentive fees under the Investment Management Agreement, which provides a higher management fee base as compared to amounts previously paid by Compass Horizon. Management fee expense for the six months ended June 30, 2011 increased by approximately $1.0 million compared to the six months ended June 30, 2010 primarily due to the higher management fee base. Incentive fees for the six months ended June 30, 2011 totaled approximately $2.1 million compared to no incentives fees for the six months ended June 30, 2010. The incentive fees for the six months ended June 30, 2011 consisted of approximately $1.2 million and $0.9 million for part one and part two of the incentive fee, respectively. In connection with the Administration Agreement, we incurred $0.5 million of administrative expenses for the six months ended June 30, 2011. We did not pay an administrative servicing fee for the six months ended June 30, 2010.

Professional fees and general and administrative expenses include legal and audit fees, insurance premiums, and miscellaneous other expenses. These expenses for the six months ended June 30, 2011 increased by approximately $0.9 million compared to the six months ended June 30, 2010 primarily due to the increased cost of being a public company.

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)

During the six months ended June 30, 2011 and 2010, we had $5.6 million in net realized gain on investments and $0.02 million in realized loss on investments, respectively. During the same periods, we had $2.3 million and $0.2 million in unrealized depreciation on investments, respectively. Net realized gain on investments resulted from the sale of stock through the exercise of warrants in portfolio companies. For both periods, the net increase in unrealized depreciation on investments was primarily from our warrant and equity investments. Net unrealized depreciation on warrants and equity investments is the difference between the net changes in warrant and equity investments fair values from the prior determination date and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The increase in net unrealized depreciation on investments for the six months ended June 30, 2011 is primarily due to the reversal of previously recorded unrealized appreciation on our warrant investments that were realized in the period offset by a net increase in the fair value of our investments.

Credit for Loan Losses

For the three and six months ended June 30, 2010, the credit for loan losses was $116 and $419 respectively. The loan portfolio had a weighted average credit rating of 3.1 as of June 30, 2010. See “Loan Portfolio Asset Quality.” As of the date of our election to be treated as a BDC on October 28, 2010, we no longer record a credit or provision for loan losses. We record each individual loan and investment on a quarterly basis at fair value. Changes in fair value are recorded through our statement of operations.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $19.3 million and $76.8 million, respectively. Cash and cash equivalents are available to fund new investments, reduce borrowings under the Credit Facility, pay operating expenses and pay dividends. To date, our primary sources of capital have been from our IPO, use of our Credit Facility and from the private placement for $50 million of equity capital completed on March 4, 2008.

The Credit Facility had a three year initial revolving term and on March 3, 2011 the revolving term ended. The balance as of June 30, 2011 of $73,947 will be amortized based on loan investment payments received through March 3, 2015.

Our operating activities used cash of $41.8 million for the six months ended June 30, 2011 and our financing activities provided net cash proceeds of $15.7 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Such cash was provided primarily from proceeds from our initial public offering and draws under the Credit Facility.

Our operating activities used cash of $24.6 million for the six months ended June 30, 2010 and our financing activities provided net cash proceeds of $27.1 million for the same period. Our operating activities used cash primarily for investing in portfolio companies that was provided primarily from our availability on our Credit Facility.

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

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders all or substantially all of our income except for certain net capital gains. In addition, as a BDC, we generally will be required to meet a coverage ratio of 200%. This requirement will limit the amount that we may borrow.

Current Borrowings

We, through our wholly owned subsidiary, Credit I, entered into the Credit Facility. Per this agreement, base rate borrowings bear interest at one-month LIBOR plus 2.50%. The rates were 2.69% and 2.76% as of June 30, 2011 and December 31, 2010, respectively.

We were able to request advances under the Credit Facility through March 4, 2011. We may not request new advances and we must repay the outstanding advances under the Credit Facility as of such date and at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Credit Facility, particularly the condition that the principal balance of the Credit Facility does not exceed seventy-five percent (75%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Credit Facility are due and payable on March 4, 2015.

The Credit Facility is collateralized by loans held by Credit I and permitted an advance rate of up to 75% of eligible loans. The Credit Facility contains certain customary affirmative and negative covenants, including covenants that restrict certain of our subsidiaries’ ability to make loans to, or investments in, third parties, pay dividends and distributions, incur additional indebtedness and engage in mergers or consolidations. The Credit Facility also restricts certain of our subsidiaries’ and our Advisor’s ability to create liens on the collateral securing the Credit Facility, permit additional negative pledges on such collateral and change the business currently conducted by them. The Credit Facility contains events of default, including upon the occurrence of a change of control, and contains certain financial covenants that among other things, require Compass Horizon to maintain a minimum net worth, for the year 2010 and after, equal to the minimum net worth amount for 2009 plus 50% of Compass Horizon’s cumulative positive net income for the year 2010 on and after December 31, 2010, and require our Advisor to maintain a minimum net worth, for the year 2010 and after, equal to the greater of (i) $1 million or (ii) the 2009 minimum net worth amount plus 50% of the cumulative positive net income for each fiscal year. The Credit Facility also includes borrower concentration limits which include limitations on the amount of loans to companies in particular industries sectors and also restrict certain terms of the loans.

Future Borrowings

Wells Facility

On July 14, 2011, the Company closed a new revolving credit facility with Wells providing an initial commitment of $75 million. The credit facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. In connection with the credit facility, Horizon Credit II, as borrower, entered into a Loan and Security Agreement and, as buyer, entered into a Sale and Servicing Agreement whereby the Company will transfer certain loans it has originated or acquired, or will originate or acquire, from time to time, to Horizon Credit II.

The Wells Facility, among other things, provides for a three year revolving period followed by a three year amortization period and matures on July 14, 2017.   The Wells Facility generally bears interest based on LIBOR plus 4.00%, with a LIBOR floor of 1.00%. The Wells Facility requires the payment of an unused line fee of 0.375% annually and has a maximum advance rate of 50% against eligible loans. The Wells Facility will be secured by all of the assets of Horizon Credit II. We have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

SBA Debenture Program

We are currently seeking qualification as a small business investment company (“SBIC”) for Longview SBIC LP (“Longview SBIC”), a subsidiary, which will be licensed, leveraged and regulated by the U. S. Small Business Administration (“SBA”). The Company, on behalf of Longview SBIC, submitted an application to the SBA on December 6, 2010 for a license to operate as an SBIC (the “SBIC Application”) and the SBA accepted the SBIC Application for processing on December 21, 2010. On April 21, 2011, the SBA advised us that it required additional information in order to process the SBIC Application and provided the Company up to ninety days to provide the information. The Company submitted additional material in response to the SBA’s request in July.  The application remains in suspension pending the outcome of the SBA’s review.  We cannot be certain that the license to operate as an SBIC will be granted, and the failure to receive the license and SBA leverage could have a materially adverse impact on our business, results of operations and financial results.

If we receive approval to license an SBIC, we will have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC or group of SBICs under common control as of June 30, 2011, was $150 million (which amount is subject to increase on an annual basis based on cost of living index increases).

Interest Rate Swaps and Hedging Activities

In 2008, we entered into two interest rate swap agreements with WestLB, fixing the rate of $10 million at 3.58% and $15 million at 3.2% on the first advances of a like amount of variable rate Credit Facility borrowings. As of June 30, 2011, only the $10 million interest rate swap was still outstanding and expires in October 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2011 is as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings	$73,947	$30,903	$43,044	$—	$—
Unfunded commitments	21,667	16,167	5,500	—	—
Total contractual obligations	$95,614	$47,070	$48,544	$—	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2011, we had unfunded commitments of approximately $21.7 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Valuation of Investments

Investments are recorded at fair value. Our Board determines the fair value of our portfolio investments. Prior to our election to become a BDC, loan investments were stated at current unpaid principal balances adjusted for the allowance for loan losses, unearned income and any unamortized deferred fees or costs.

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

Income Recognition

Interest on loan investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. No loans were on non-accrual status as of June 30, 2011 and December 31, 2010.

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including advisory fees, commitment fees, amendment fees, non-utilization fees and prepayment fees. In a limited number of cases, we may also receive a non-refundable deposit earned upon the termination of a transaction. Loan origination fees, net of certain direct origination costs, are deferred, and along with unearned income, are amortized as a level yield adjustment over the respective term of the loan. Fees for counterparty loan commitments with multiple loans are allocated to each loan based upon each loan’s relative fair value. When a loan is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the loan is returned to accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions, we will accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2011 no amount was recorded for U.S. federal excise tax.

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at June 30, 2011 and December 31, 2010.

Prior to our election to become a BDC, we were a limited liability company treated as a partnership for U.S. federal income tax purposes and, as a result, all items of income and expense were passed through to, and are generally reportable on, the tax returns of the respective members of the limited liability company. Therefore, no federal or state income tax provision has been recorded for the six months ended June 30, 2010.

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

The new disclosures and clarifications of existing disclosures were effective for our interim and annual reporting periods during the year ended December 31, 2010, except for the disclosures included in the roll forward of activity for Level 3 fair value measurements,  which became effective beginning in the first quarter of 2011.

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

Assuming that the balance sheet as of June 30, 2011 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Item 4: Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2011 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.

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

Horizon Technology Finance Corporation

Date: August 10, 2011	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: August 10, 2011	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer and Treasurer