Form 10-Q
period 2011-09-30
Horizon Technology Finance Corp
filed 2011-11-09
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

     As of November 9, 2011, the Registrant had 7,626,718 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q
TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2011 and December 31, 2010 (unaudited)	5
	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	6
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2011 and 2010 (unaudited)	7
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	8
	Consolidated Schedules of Investments as of September 30, 2011 and December 31, 2010 (unaudited)	9
	Notes to the Consolidated Financial Statements (unaudited)	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

	PART II

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Removed and Reserved	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
	Signatures	40
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

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)
 (In thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Non-affiliate investments at fair value (cost of $179,651 and $133,494, respectively) (Note 4)	$180,186	$136,810
Cash and cash equivalents	32,598	76,793
Interest receivable	2,477	1,938
Other assets (Note 2)	1,610	664

Total assets	$216,871	$216,205

LIABILITIES
Borrowings (Note 6)	$81,885	$87,425
Base management fee payable (Note 3)	362	360
Incentive fee payable (Note 3)	1,453	414
Other accrued expenses	792	811

Total liabilities	84,492	89,010

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 7,626,718 shares outstanding as of September 30, 2011 and 7,593,421 shares outstanding as of December 31, 2010	8	8
Paid-in capital in excess of par	124,361	123,836
Accumulated undistributed (distributions in excess of) net investment income	1,507	(143)
Net unrealized appreciation on investments	508	3,043
Net realized gain on investments	5,995	451

Total net assets	132,379	127,195

Total liabilities and net assets	$216,871	$216,205

Net asset value per common share	$17.36	$16.75

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)
 (In thousands, except share data)

		Pre-IPO Prior to		Pre-IPO Prior to
	Post-IPO as a	Becoming a	Post-IPO as a	Becoming a
	Business	Business	Business	Business
	Development	Development	Development	Development
	Company	Company	Company	Company
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Investment income
Interest income on non-affiliate investments	$6,129	$4,955	$16,911	$12,852
Interest income on cash and cash equivalents	2	25	90	53
Fee income on non-affiliate investments	310	209	870	345

Total investment income	6,441	5,189	17,871	13,250

Expenses
Interest expense	725	1,189	2,093	3,282
Base management fee (Note 3)	1,091	675	3,229	1,816
Performance based incentive fee (Note 3)	561	—	2,701	—
Administrative fee (Note 3)	355	—	873	—
Professional fees	489	7	1,034	110
General and administrative	227	61	740	164

Total expenses	3,448	1,932	10,670	5,372

Net investment income	2,993	3,257	7,201	7,878

Credit for loan losses	—	320	—	739

Net realized and unrealized gain on investments
Net realized (loss) gain on investments	(17)	—	5,544	(2)
Net unrealized (depreciation) appreciation on investments	(217)	1,711	(2,535)	1,549

Net realized and unrealized (loss) gain on investments	(234)	1,711	3,009	1,547

Net increase in net assets resulting from operations	$2,759	$5,288	$10,210	$10,164

Net investment income per common share (1)	$0.39	$ N/A	$0.95	$ N/A

Change in net assets per common share (1)	$0.36	$ N/A	$1.34	$ N/A

Weighted average shares outstanding (1)	7,617,972	N/A	7,604,345	N/A

(1)
For the three and nine months ended September 30, 2010, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share and weighted average shares outstanding information for this period is not provided.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

						Accumulated
						Undistributed
		Accumulated			Paid-In	(distributions in excess of)	Net Unrealized	Net
		Other			Capital in	Net	Appreciation	Realized
	Members’	Comprehensive	Common Stock		Excess of	Investment	on	Gain on	Total
	Capital	Loss	Shares	Amount	Par	Income	Investments	Investments	Net Assets
Balance at December 31, 2009	$60,260	$(768)	—	$—	$—	$—	$—	$—	$59,492

Comprehensive income:

Net income	10,164	—	—	—	—	—	—	—	10,164
Unrealized loss on interest rate swaps	—	409	—	—	—	—	—	—	409

Total comprehensive income	—	—	—	—	—	—	—	—	10,573

Balance at September 30, 2010	$70,424	$(359)	—	$—	$—	$—	$—	$—	$70,065

Balance at December 31, 2010	$—	$—	7,593,421	$8	$123,836	$(143)	$3,043	$451	$127,195
Net increase in net assets from operations	—	—	—	—	—	7,201	(2,535)	5,544	10,210
Issuance of common stock as stock dividend	—	—	33,297	—	525				525
Dividends declared	—	—	—	—	—	(5,551)	—	—	(5,551)
Balance at September 30, 2011	$—	$—	7,626,718	$8	$124,361	$1,507	$508	$5,995	$132,379

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
 (In thousands)

		Pre-IPO Prior to
	Post-IPO as a	becoming a
	Business Development	Business Development
	Company	Company
	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,210	$10,164
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Credit for loan losses	—	(739)
Amortization of debt issuance costs	227	871
Net realized (gain) loss on investments	(5,799)	2
Net change in unrealized depreciation (appreciation) on investments	2,535	(1,549)
Purchase of investments	(78,156)	(64,608)
Principal payments received on investments	32,574	41,333
Proceeds from sale of investments	5,887	—
Stock received in settlement of fee income	(544)	—
Changes in assets and liabilities:
Increase in interest receivable	(539)	(498)
Decrease in unearned loan income	(331)	(302)
Decrease (increase) in other assets	247	(251)
Increase in other accrued expenses	226	91
Increase in base management fee payable	2	35
Increase in incentive fee payable	1,039	—

Net cash used in operating activities	(32,422)	(15,451)

Cash flows from financing activities:
Net (decrease) increase in revolving borrowings	(5,540)	24,778
Dividends paid	(5,026)	—
Capitalized debt issuance costs	(1,207)	—

Net cash (used in) provided by financing activities	(11,773)	24,778
Net (decrease) increase in cash and cash equivalents	(44,195)	9,327
Cash and cash equivalents:
Beginning of period	76,793	9,892
End of period	$32,598	$19,219

Cash paid for interest	$1,738	$2,366
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$1,129	$1,212
Receivables resulting from sales of investments	$213	$—
Decrease in interest rate swap liability	$(245)	$(409)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
September 30, 2011
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(3)	Rate(4)	Maturity	Investment(6)	Fair Value
Debt Investments
Debt Investments — Life Science — 41.2%
ACT Biotech, Inc.	Biotechnology	Term Loan(1)	13.10%	12/1/2013	$905	$905
		Term Loan(1)	13.01%	12/1/2013	905	905
		Term Loan(1)	13.01%	12/1/2013	1,371	1,371
Ambit Biosciences Corporation	Biotechnology	Term Loan(1)	12.25%	10/1/2013	5,066	5,066
Anacor Pharmaceuticals, Inc.(5)	Biotechnology	Term Loan(2)	9.41%	4/1/2015	3,206	3,206
GenturaDx, Inc.	Biotechnology	Term Loan(2)	11.25%	4/1/2014	1,903	1,903
N30 Pharmaceuticals, LLC	Biotechnology	Term Loan(1)	11.25%	9/1/2014	2,412	2,412
Pharmasset, Inc.(5)	Biotechnology	Term Loan(1)	12.00%	1/1/2012	379	379
		Term Loan(1)	12.50%	10/1/2012	1,453	1,453
Revance Therapeutics, Inc.	Biotechnology	Convertible Note(1)	8.00%	2/10/2013	62	62
Supernus Pharmaceuticals, Inc.	Biotechnology	Term Loan(2)	11.00%	8/1/2014	2,947	2,947
Tranzyme, Inc.(5)	Biotechnology	Term Loan(1)	10.75%	1/1/2014	4,538	4,538
Xcovery Holding Company, LLC	Biotechnology	Term Loan(2)	12.00%	10/1/2013	1,494	1,494
		Term Loan(2)	12.00%	7/1/2014	1,477	1,477
Concentric Medical, Inc.	Medical Device	Term Loan(1)	12.04%	9/1/2013	6,676	6,676
OraMetrix, Inc.	Medical Device	Term Loan(1)	11.50%	4/1/2014	4,669	4,669
PixelOptics, Inc.	Medical Device	Term Loan(2)	10.75%	11/1/2014	9,910	9,910
Tengion, Inc.(5)	Medical Device	Term Loan(2)	11.75%	1/1/2014	4,948	4,588
ViOptix, Inc.	Medical Device	Term Loan(1)	13.55%	11/1/2011	656	656

Total Debt Investments — Life Science					54,977	54,617

Debt Investments — Technology — 36.2%
OpenPeak, Inc.	Communications	Term Loan(1)	11.86%	12/1/2013	6,016	5,647
Starcite, Inc.	Consumer-related Technologies	Term Loan(1)	12.05%	9/1/2012	1,604	1,604
Tagged, Inc.	Consumer-related Technologies	Term Loan(1)	12.78%	5/1/2012	671	671
		Term Loan(1)	11.46%	8/1/2012	300	300
Xtera Communications, Inc.	Semiconductors	Term Loan(2)	11.50%	12/1/2014	9,739	9,739
Vette Corp.	Data Storage	Term Loan(1)	11.75%	7/1/2014	4,928	4,928
IntelePeer, Inc.	Networking	Term Loan(1)	12.43%	4/1/2012	238	238
		Term Loan(1)	12.33%	6/1/2012	315	315
		Term Loan(1)	12.33%	10/1/2012	729	729
Construction Software Technologies, Inc.	Software	Term Loan(2)	11.75%	12/1/2014	3,940	3,940
		Term Loan	11.75%	6/1/2014	1,969	1,969
Courion Corporation	Software	Term Loan(1)	11.45%	9/1/2014	6,889	6,889
Recondo Technology, Inc.	Software	Term Loan	11.50%	4/1/2015	1,923	1,923
Seapass Solutions, Inc.	Software	Term Loan(2)	11.75%	11/1/2014	4,924	4,924
StreamBase Systems, Inc.	Software	Term Loan(1)	12.51%	11/1/2013	3,115	3,115
		Term Loan(1)	12.50%	6/1/2014	960	960

Total Debt Investments — Technology					48,260	47,891

Debt Investments — Cleantech — 22.9%
Cereplast, Inc.(5)	Waste Recycling	Term Loan(1)	12.00%	4/1/2014	2,448	2,448
	Waste Recycling	Term Loan(1)	12.00%	6/1/2014	2,441	2,441
Enphase Energy, Inc.	Energy Efficiency	Term Loan(1)	12.60%	10/1/2013	5,697	5,697
		Term Loan	10.75%	4/1/2015	1,968	1,968
		Term Loan	10.75%	4/1/2015	2,938	2,938
Satcon Technology Corporation(5)	Energy Efficiency	Term Loan(1)	12.58%	1/1/2014	8,521	8,521
Tigo Energy, Inc.	Energy Efficiency	Term Loan(1)	11.00%	8/1/2014	3,422	3,422
		Revolver(2)	10.75%	1/1/2014	2,933	2,933
			(Prime + 7.50%)
Total Debt Investments — Cleantech					30,368	30,368

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
September 30, 2011 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(3)	Rate(4)	Maturity	Investment(6)	Fair Value
Debt Investments — Healthcare information and services — 31.4%
BioScale, Inc.	Diagnostics	Term Loan(1)	12.00%	8/1/2012	1,351	1,351
		Term Loan(1)	11.51%	1/1/2014	4,941	4,941
Precision Therapeutics, Inc.	Diagnostics	Term Loan	10.25%	12/1/2014	6,952	6,952
Radisphere National Radiology Group, Inc.	Diagnostics	Term Loan(1)	12.75%	1/1/2014	9,340	9,340
Aperio Technologies, Inc.	Other Healthcare	Term Loan	9.64%	5/1/2015	4,929	4,929
Patientkeeper, Inc.	Other Healthcare	Term Loan	10.50%	12/1/2014	5,222	5,222
Singulex, Inc.	Other Healthcare	Term Loan(1)	11.00%	3/1/2014	2,968	2,968
		Term Loan(1)	11.00%	3/1/2014	1,978	1,978
Talyst, Inc.	Other Healthcare	Term Loan(1)	12.10%	12/1/2013	1,924	1,924
		Term Loan(1)	12.05%	12/1/2013	1,921	1,921

Total Debt Investment — Healthcare information and services					41,526	41,526

Total Debt Investments					175,131	174,402

Warrant Investments
Warrants — Life Science — 1.3%
ACT Biotech, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	58	67
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	143	98
Anacor Pharmaceuticals, Inc.(5)	Biotechnology	Common Stock Warrants(2)	—	—	42	22
Anesiva, Inc.(5)	Biotechnology	Common Stock Warrants(1)	—	—	18	—
GenturaDx, Inc.	Biotechnology	Preferred Stock Warrants(2)	—	—	63	60
N30 Pharmaceuticals, LLC	Biotechnology	Preferred Stock Warrants(1)	—	—	59	46
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	69	—
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants(1)	—	—	224	489
Supernus Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants(2)	—	—	16	15
Tranzyme, Inc.(5)	Biotechnology	Common Stock Warrants(1)	—	—	1	—
Concentric Medical, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	84	875
EnteroMedics, Inc.(5)	Medical Device	Common Stock Warrants(1)	—	—	347	2
OraMetrix, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	78	67
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants(2)	—	—	96	46
Tengion, Inc.(5)	Medical Device	Common Stock Warrants(2)	—	—	62	—
ViOptix, Inc.	Medical Device	Preferred Stock Warrants(1)	—	—	13	—

Total Warrants — Life Science					1,373	1,787

Warrants — Technology — 1.5%
OpenPeak, Inc.	Communications	Preferred Stock Warrants(1)	—	—	89	—
Everyday Health, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	69	116
SnagAJob.com, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	23	270
Starcite, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	24	27
Tagged, Inc.	Consumer-related technologies	Preferred Stock Warrants(1)	—	—	17	27

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
September 30, 2011 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(3)	Rate(4)	Maturity	Investment(6)	Fair Value
Xtera Communications, Inc.	Semiconductors	Preferred Stock Warrants	—	—	206	242
Vette Corp.	Data Storage	Preferred Stock Warrants(1)	—	—	75	48
XIOtech, Inc.	Data Storage	Preferred Stock Warrants(1)	—	—	22	80
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants(1)	—	—	16	30
Grab Networks, Inc.	Networking	Preferred Stock Warrants(1)	—	—	74	—
IntelePeer, Inc.	Networking	Preferred Stock Warrants(1)	—	—	39	524
Motion Computing, Inc.	Networking	Preferred Stock Warrants(1)	—	—	7	334
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants(1)	—	—	7	—
Clarabridge, Inc.	Software	Preferred Stock Warrants(1)	—	—	27	24
Construction Software Technologies, Inc.	Software	Preferred Stock Warrants(2)	—	—	45	44
Courion Corporation	Software	Preferred Stock Warrants(1)	—	—	85	100
DriveCam, Inc.	Software	Preferred Stock Warrants(1)	—	—	20	7
Netuitive, Inc.	Software	Preferred Stock Warrants(1)	—	—	27	21
Recondo Technology, Inc.	Software	Preferred Stock Warrants(1)	—	—	47	47
Seapass Solutions, Inc.	Software	Preferred Stock Warrants(2)	—	—	43	42
StreamBase Systems, Inc.	Software	Preferred Stock Warrants(1)	—	—	67	68

Total Warrants — Technology					1,029	2,051

Warrants — Cleantech — 0.2%
Cereplast, Inc.(5)	Waste Recycling	Common Stock Warrants(1)	—	—	112	28
Enphase Energy, Inc.	Energy Efficiency	Preferred Stock Warrants(1)	—	—	175	136
Satcon Technology Corporation(5)	Energy Efficiency	Common Stock Warrants(1)	—	—	285	5
Tigo Energy, Inc.	Energy Efficiency	Preferred Stock Warrants(1)	—	—	101	79

Total Warrants — Cleantech					673	248

Warrants — Healthcare information and services — 0.8%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants(1)	—	—	54	62
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants	—	—	73	158
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants(1)	—	—	167	372
Aperio Technologies, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	35	34
Patientkeeper, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	269	266
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants(1)	—	—	40	31
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants(1)	—	—	100	82

Total Warrants — Healthcare information and services					738	1,005

Total Warrants					3,813	5,091

Equity — 0.5%
Insmed Incorporated(5)	Biotechnology	Common Stock(1)	—	—	227	169
Overture Networks Inc.	Communications	Preferred Stock(1)	—	—	480	524

Total Equity					707	693

Total Investments Assets					$179,651	$180,186

Investment Liabilities
Derivative Agreement
WestLB, AG	Interest rate swap — pay fixed/receive floating, Notional Amount $10 million		3.58%	10/14/2011	—	13

Total Investment Liabilities					$—	$13

(1)	Has been pledged as collateral under the WestLB Facility.
(2)	Has been pledged as collateral under the Wells Facility.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)
All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include any additional fees related to the investment, such as deferred interest, commitment fees or prepayment fees. The majority of the debt investments are at fixed rates for the term of the loan. For each debt investment, we have provided the current interest rate in effect as of September 30, 2011.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2010
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Debt Investments
Debt Investments — Life Science — 39.3%
ACT Biotech, Inc.	Biotechnology	Term Loan(1)	12.10%	6/1/2013	$958	$958
		Term Loan(1)	12.01%	6/1/2013	957	957
		Term Loan(1)	12.01%	6/1/2013	1,478	1,478
Ambit Biosciences, Inc.	Biotechnology	Term Loan(1)	12.25%	10/1/2013	5,898	5,898
GenturaDx, Inc.	Biotechnology	Term Loan	11.25%	4/1/2014	1,917	1,917
Novalar Pharmaceuticals, Inc.	Biotechnology	Term Loan(1)	12.00%	6/1/2012	3,146	3,146
Pharmasset, Inc.(4)	Biotechnology	Term Loan(1)	12.00%	8/1/2011	868	868
		Term Loan(1)	12.00%	1/1/2012	1,448	1,448
		Term Loan(1)	12.50%	10/1/2012	2,422	2,422
Revance Therapeutics, Inc.	Biotechnology	Term Loan(1)	10.50%	12/1/2011	1,445	1,445
		Term Loan(1)	10.50%	3/1/2013	3,478	3,478
Tranzyme, Inc.	Biotechnology	Term Loan(1)	10.75%	1/1/2014	4,966	4,966
Xcovery Holding Company, LLC	Biotechnology	Term Loan	12.00%	10/1/2013	1,490	1,490
Concentric Medical, Inc.	Medical Device	Term Loan(1)	12.04%	9/1/2013	6,887	6,887
OraMetrix, Inc.	Medical Device	Term Loan(1)	11.50%	4/1/2014	4,887	4,887
PixelOptics, Inc.	Medical Device	Term Loan(1)	13.00%	1/1/2013	4,221	4,221
Tengion, Inc.(4)	Medical Device	Term Loan(1)	12.26%	9/1/2011	2,740	2,740
ViOptix, Inc.	Medical Device	Term Loan(1)	13.55%	11/1/2011	885	837

Total Debt Investments — Life Science					50,091	50,043

Debt Investments — Technology — 24.4%
Hatteras Networks, Inc.	Communications	Term Loan(1)	12.40%	2/1/2011	1,042	1,042
OpenPeak, Inc.	Communications	Term Loan(1)	11.86%	12/1/2013	6,549	6,549
Starcite, Inc.	Consumer-related technologies	Term Loan(1)	12.05%	9/1/2012	2,679	2,679
Tagged, Inc.	Consumer-related technologies	Term Loan(1)	12.78%	5/1/2012	1,284	1,284
		Term Loan(1)	11.46%	8/1/2012	498	498
Vette Corp.	Data Storage	Term Loan(1)	11.75%	7/1/2014	4,916	4,916
XIOtech, Inc.	Data Storage	Term Loan(1)	14.00%	5/1/2012	2,997	2,997
IntelePeer, Inc.	Networking	Term Loan(1)	12.43%	4/1/2012	515	515
		Term Loan(1)	12.33%	6/1/2012	598	598
		Term Loan(1)	12.33%	10/1/2012	1,171	1,171
Clarabridge, Inc.	Software	Term Loan(1)	12.50%	1/1/2013	1,166	1,166
		Term Loan(1)	12.50%	6/1/2013	688	688
		Term Loan(1)	12.50%	5/1/2014	743	743
Courion Corporation	Software	Term Loan(1)	11.45%	12/1/2011	1,083	1,083
Netuitive, Inc.	Software	Term Loan(1)	12.90%	4/1/2011	152	152
StreamBase Systems, Inc.	Software	Term Loan(1)	12.51%	11/1/2013	3,934	3,934
		Term Loan(1)	12.50%	6/1/2014	977	977

Total Debt Investments — Technology					30,992	30,992

Debt Investments — Cleantech — 14.9%
Cereplast, Inc.(4)	Waste Recycling	Term Loan(1)	12.00%	4/1/2014	2,363	2,363
Enphase Energy, Inc.	Energy Efficiency	Term Loan(1)	12.60%	10/1/2013	6,869	6,869
Satcon Technology Corporation(4)	Energy Efficiency	Term Loan(1)	12.58%	1/1/2014	9,701	9,701

Total Debt Investments — Cleantech					18,933	18,933

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2010 — (Continued)
(In thousands)

		Type of	Interest		Cost of
Portfolio Company	Sector	Investment(2)	Rate(3)	Maturity	Investment(5)	Fair Value
Clarabridge, Inc.	Software	Preferred Stock Warrants(1)	—	—	28	25
Courion Corporation	Software	Preferred Stock Warrants(1)	—	—	7	17
DriveCam, Inc.	Software	Preferred Stock Warrants(1)	—	—	20	8
Netuitive, Inc.	Software	Preferred Stock Warrants(1)	—	—	27	22
Plateau Systems, Ltd.	Software	Preferred Stock Warrants(1)	—	—	7	35
StreamBase Systems, Inc.	Software	Preferred Stock Warrants(1)	—	—	67	69

Total Warrants — Technology					618	1,538

Warrants — Cleantech — 1.0%
Cereplast, Inc.(4)	Waste Recycling	Common Stock Warrants(1)	—	—	112	112
Enphase Energy, Inc.	Energy Efficiency	Preferred Stock Warrants(1)	—	—	122	122
Satcon Technology Corporation(4)	Energy Efficiency	Common Stock Warrants(1)	—	—	286	1,057

Total Warrants — Cleantech					520	1,291

Warrants — Healthcare information and services — 0.6%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants(1)	—	—	55	49
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants(1)	—	—	52	139
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants(1)	—	—	167	384
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants(1)	—	—	39	39
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants(1)	—	—	100	105

Total Warrants — Healthcare information and services					413	716

Total Warrants					2,843	6,225

Equity — 0.3%
AFS Technologies, Inc		Common Stock(1)	—	—	142	142
Insmed Incorporated(4)		Common Stock and Convertible Preferred Stock(1)	—	—	227	209

Total Equity					369	351

Total Investments Assets					$133,494	$136,810

Investment Liabilities
Derivative Agreement
WestLB, AG	Interest rate swap — pay fixed/receive floating, Notional Amount $10 million		3.58%	10/14/2011	—	258

Total Investment Liabilities					$—	$258

(1)	Has been pledged as collateral under the WestLB Facility.
(2)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
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

     On October 28, 2010 the Company completed an initial public offering (“IPO”) and its common stock trades on The NASDAQ Global Market under the symbol “HRZN.” The Company was formed to continue and expand the business of Compass Horizon Funding Company LLC (“CHF”), a Delaware limited liability company, which commenced operations in March 2008 and became the Company’s wholly owned subsidiary with the completion of the IPO.

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

     Longview SBIC GP LLC and Longview SBIC LP (collectively, “Horizon SBIC”) were formed as a Delaware limited liability company and Delaware limited partnership, respectively on February 11, 2011. Horizon SBIC are wholly owned subsidiaries of the Company and were formed in anticipation of receiving a license to operate a small business investment company (“SBIC”) from the U. S. Small Business Administration (“SBA”). There has been no activity in Horizon SBIC since its inception.

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

Note 2. Basis of Presentation and Significant Accounting Policies

   Election to become a Business Development Company and Basis of Financial Statement Presentation

     The results of operations for the three and nine months ended September 30, 2011 reflect the Company’s results as a BDC under the 1940 Act, whereas the operating results for the three and nine months ended September 30, 2010 reflect the Company’s results prior to operating as a BDC under the 1940 Act. Accounting principles used in the preparation of these two periods are different and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of debt investments and classification of hedging activity — see corresponding sections below for further discussion.

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

 In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRs, (ASU 2011-04). ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the effect that the provisions of ASU 2011-04 will have on the Company’s financial statements.

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

     Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. No loans were on non-accrual status as of September 30, 2011 and December 31, 2010.

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

   Debt Issuance Costs

     Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the related credit facility. The unamortized balance of debt issuance costs as of September 30, 2011 and December 31, 2010, included in other assets, was $1,174 and $194, respectively. The accumulated amortization balances as of September 30, 2011 and December 31, 2010 was $227 and $3,292, respectively. The amortization expense for the nine months ended September 30, 2011 and 2010 relating to debt issuance costs was $227 and $871, respectively.

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

     Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2011, no amount was recorded for U.S. federal excise tax.

     The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at September 30, 2011 and December 31, 2010. The 2008 and 2009 tax years remain subject to examination by U.S. federal and state tax authorities.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

     Prior to the Company’s election to become a BDC, the Company was a limited liability company treated as a partnership for U.S. federal income tax purposes and, as a result, all items of income and expense were passed through to, and are generally reportable on, the tax returns of the respective members of the limited liability company. Therefore, no federal or state income tax provision has been recorded for the nine months ended September 30, 2010.

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

     The base management fee is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The base management fee expense was $1,091 and $3,229 for the three and nine months ended September 30, 2011, respectively. The accrued management fee as of September 30, 2011 and December 31, 2010 was $362 and $360, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

     The total performance based incentive fee expense was $561 and $2,701 for the three and nine months ended September 30, 2011, respectively. The incentive fee payable as of September 30, 2011 and December 31, 2010 was $1,453 and $414, respectively. The incentive fee payable as of September 30, 2011 includes $711 for part one and $742 for part two of the incentive fee, respectively.

     Prior to the Company’s election to become a BDC, the Advisor served as the Advisor for CHF under a Management and Services Agreement which provided for management fees to be paid monthly at a rate of 2.00% per annum of the gross investment assets of CHF. Total management fee expense under this agreement was $675 and $1,816 for the three and nine months ended September 30, 2010, respectively.

   Administration Agreement

     The Company entered into an Administration Agreement with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For the three and nine months ended September 30, 2011, $355 and $873, respectively, was charged to operations under this Administration Agreement.

     From time to time, the Advisor may pay amounts owed by the Company to third-party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on the Company’s behalf.

Note 4. Investments

     Investments, all of which are with portfolio companies in the United States, consisted of the following:

	September 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Debt	$175,131	$174,402	$130,282	$130,234
Warrants	3,813	5,091	2,843	6,225
Equity	707	693	369	351

Total	$179,651	$180,186	$133,494	$136,810

     The following table shows the Company’s investments by industry sector.

	September 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$29,038	$29,084	$31,138	$31,614
Medical Device	27,539	27,489	20,472	21,317
Technology
Consumer-related Technologies	2,705	3,014	4,592	4,692
Networking	1,402	2,140	2,405	3,120
Software	24,080	24,073	9,042	9,062
Data Storage	5,042	5,086	8,010	8,042
Internet and Media	—	—	16	38
Communications	6,588	6,173	7,681	7,719
Semiconductors	9,952	9,980	7	—
Healthcare Information and Services
Diagnostics	22,879	23,177	20,745	21,044
Other Healthcare Related Services and Technologies	19,385	19,354	9,934	9,938
Cleantech
Energy Efficiency	26,039	25,699	16,977	17,749
Waste Recycling	5,002	4,917	2, 475	2,475

Total	$179,651	$180,186	$133,494	$136,810

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

      Warrants: The Company primarily values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding.

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on guideline publicly traded companies within indices similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. The weighted average volatility assumptions used for the warrant valuation at September 30, 2011 and December 31, 2010 was 30%.

•
The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

•
Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. The marketability discount used for the warrant valuation at September 30, 2011 and December 31, 2010 was 20%.

Under certain circumstances the Company may use an alternative technique to value warrants that better reflects the warrants fair value. Such as, an expected settlement of a warrant in the near term or a model that incorporates a put feature associated with the warrant. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.  Prior to September 30, 2011, there were no warrants that required valuation under an alternate technique.

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

     Equities: The fair value of an equity investment in a privately held company is initially the face value of the amount invested.   The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing.  The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance.  The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement.

     Borrowings: The carrying amount of borrowings under the revolving credit facilities approximates its fair value due to the variable interest rate of these borrowings. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. These financial instruments are not recorded at fair value on a recurring basis.

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

     The following tables detail the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Loan investments	$174,402	$—	$—	$174,402
Warrant investments	$5,091	$—	$56	$5,035
Equity investments	$693	$169	$—	$524
Interest rate swap liability	$13	$—	$13	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Loan investments	$130,234	$—	$—	$130,234
Warrant investments	$6,225	$—	$1,976	$4,249
Equity investments	$351	$209	$—	$142
Interest rate swap liability	$258	$—	$258	$—

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

     The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011
	Loan	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$180,110	$4,360	$668	$185,138
Purchase of investments	7,000	—	—	7,000
Warrants and equity received and classified as Level 3	—	47	—	47
Principal payments received on investments	(12,874)	—	—	(12,874)
Unrealized (depreciation) appreciation included in earnings	(282)	703	—	421
Other	448	(75)	(144)	229

Level 3 assets, end of period	$174,402	$5,035	$524	$179,961

	Three months ended September 30, 2010
	Loan	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$—	$2,343	$—	$2,343
Purchase of investments	—	—	—	—
Warrants and equity received and classified as Level 3	—	104	—	104
Principal payments received on investments	—	—	—	—
Unrealized appreciation included in earnings	—	1,268	—	1,268
Other	—	—	—	—

Level 3 assets, end of period	$—	$3,715	$—	$3,715

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011
	Loan	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$130,234	$4,249	$142	$134,625
Purchase of investments	78,156	—	—	78,156
Warrants and equity received and classified as Level 3	—	1,040	482	1,522
Principal payments received on investments	(32,574)	—	—	(32,574)
Unrealized (depreciation) appreciation included in earnings	(681)	(163)	44	(800)
Other	(733)	(91)	(144)	(968)

Level 3 assets, end of period	$174,402	$5,035	$524	$179,961

	Nine months ended September 30, 2010
	Loan	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$—	$2,010	$—	$2,010
Purchase of investments	—	—	—	—
Warrants and equity received and classified as Level 3	—	927	—	927
Principal payments received on investments	—	—	—	—
Unrealized appreciation included in earnings	—	780	—	780
Other	—	(2)	—	(2)

Level 3 assets, end of period	$—	$3,715	$—	$3,715

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The total change in unrealized appreciation and depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2011 includes $681 depreciation on loans, $2,142 appreciation on warrants and $44 appreciation on equity investments.

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

     As of September 30, 2011 and December 31, 2010, the recorded book balances and fair values of the Company’s financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial assets:
Cash & cash equivalents	$32,598	$32,598	$76,793	$76,793
Investments:
Debt	$174,402	$174,402	$130,234	$130,234
Warrants	$5,091	$5,091	$6,225	$6,225
Equity	$693	$693	$351	$351
Interest receivable	$2,477	$2,477	$1,938	$1,938
Financial liabilities:
Borrowings	$81,885	$81,885	$87,425	$87,425
Interest rate swap liability	$13	$13	$258	$258

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

Note 6. Borrowings

     In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of September 30, 2011, the asset coverage for borrowed amounts was 257%.

     The Company entered into a revolving credit facility (the “WestLB Facility”) with WestLB, AG, New York Branch (“WestLB”) effective March 4, 2008. The WestLB Facility had a three year initial revolving term and on March 3, 2011, the revolving term ended. The outstanding principal balance of the WestLB Facility is amortizing based on loan investment payments received through March 3, 2015. The interest rate is based upon the one-month LIBOR (0.24% as of September 30, 2011 and 0.26% as of December 31, 2010) plus a spread of 2.50%. The rates at September 30, 2011 and December 31, 2010 were 2.74% and 2.76%, respectively, and the average rates for the nine months ended September 30, 2011 and 2010 were 2.78%, and 2.79%, respectively.

     The WestLB Facility is collateralized by all loans and warrants held by Credit I and permits an advance rate of up to 75% of eligible loans held by Credit I. The WestLB Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the WestLB Facility to certain criteria for qualified loans, and includes portfolio company concentration limits as defined in the related loan agreement. The average amounts of borrowings were approximately $78,100 and $78,200 for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, the Company had borrowings outstanding of $66,049 and $87,425, respectively, on the WestLB Facility.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The Company entered into a revolving credit facility (the “Wells Facility”) with Wells Fargo Capital Finance, LLC (“Wells”) effective July 14, 2011. The Wells Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $75 million commitment provided by Wells. The Wells Facility has a three year revolving term followed by a three year amortization period and matures on July 14, 2017. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The rate at September 30, 2011 was 5.0%, and the average rate for the three months ended September 30, 2011 was 5.0%.

The Wells Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The average amount of borrowings was approximately $15,100 for the three months ended September 30, 2011. At September 30, 2011, the Company had borrowings outstanding of $15,836 on the Wells Facility.

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

The balance of unfunded commitments to extend credit was approximately $18,667 and $26,500 as of September 30, 2011 and December 31, 2010, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

     The largest loans may vary from year to year as new loans are recorded and repaid. The aggregate outstanding principal balance of the Company’s five largest loans represented approximately 27% and 31% of the aggregate outstanding principal balance of all loans outstanding as of September 30, 2011 and December 31, 2010, respectively. No single loan represents more than 10% of the total loans as of September 30, 2011 and December 31, 2010. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 25% and 19% of total loan interest and fee income for the nine months ended September 30, 2011 and 2010, respectively.

Note 9: Interest Rate Swaps and Hedging Activities

     On October 14, 2008, the Company entered into two interest rate swap agreements (collectively, the “Swap”) with WestLB, fixing the rate of $10 million at 3.58% and $15 million at 3.20% on the first advances of a like amount of variable rate WestLB Facility borrowings. The $15 million interest rate swap expired in October 2010 and the $10 million interest rate swap will expire in October 2011. The objective of the Swap was to hedge the risk of changes in cash flows associated with the future interest payments on the first $25 million of the variable rate WestLB Facility debt with a combined notional amount of $25 million.

     During the nine months ended September 30, 2011, approximately $245 of net unrealized appreciation from the Swap was recorded in the statement of operations, and approximately $255 of net realized losses from the Swap was recorded in the consolidated statement of operations.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Prior to the Company’s election to become a BDC, the Company assessed the effectiveness of the Swap on a quarterly basis. The Company had considered the impact of the then current credit crisis in the United States in assessing the risk of counterparty default. As most of the critical terms of the hedging instruments and hedged items matched, the hedging relationship was considered to be highly effective. No ineffectiveness on the Swap was recognized during the nine months ended September 30, 2010.

Note 10: Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date.  The following table summarizes the Company’s dividend declaration and distribution activity during the nine months ended September 30, 2011.

					DRIP
Date	Record	Payment	Amount	Cash	Shares	DRIP Share
Declared	Date	Date	Per Share	Distribution	Issued	Value
5/10/11	5/19/11	5/26/11	$0.33	$2,190	20,104	$316
8/9/11	8/23/11	8/30/11	$0.40	$2,836	13,193	$209

     On November 8, 2011, the Company declared a third quarter dividend of $0.45 per share, payable on November 30, 2011 to stockholders of record on November 18, 2011.

Note 11: Financial Highlights

     The financial highlights for the Company are as follows: (1)

	Three months ended September 30, 2011		Nine months ended September 30, 2011
Per share data:
Net asset value at beginning of period	$17.40		$16.75
Dividends declared and paid	(0.40)		(0.73)
Net investment income	0.39		0.95
Realized gain on investments	0.00		0.73
Net change in unrealized depreciation on investments	(0.03)		(0.34)

Net asset value at end of period	$17.36		$17.36

Per share market value, end of period	$14.66		$14.66
Total return based on average net asset value	8.3%		10.5%
Shares outstanding at end of period	7,626,718		7,626,718
Ratios to average net assets:
Expenses without incentive fees	8.7	%(2)	8.2	%(2)
Incentive fees	1.7	%(2)	2.8	%(2)
Total expenses	10.4	%(2)	11.1	%(2)
Net investment income without incentive fees	10.7	%(2)	10.2	%(2)
Average net asset value	$132,417		$129,786

(1)	Periods prior to becoming a public company are not presented in the financial highlights because the Company did not record assets at fair value, therefore the information would not be meaningful.
(2)	Annualized.

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

     We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing.

     Compass Horizon Funding Company LLC, which we refer to as “Compass Horizon,” our predecessor company, commenced operation in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

Portfolio Composition and Investment Activity

     The following table shows our portfolio by asset class as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
			% of			% of
	# of	Fair	Total	# of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	($ in thousands)
Term loans	35	$170,187	94.5%	31	$127,949	93.5%
Revolving loans	1	2,933	1.6%	—	—	—
Equipment loans	1	1,282	0.7%	1	2,285	1.6%

Total loans	37	174,402	96.8%	32	130,234	95.1%

Warrants	48	5,091	2.8%	43	6,225	4.6%
Equity	2	693	0.4%	2	351	0.3%

Total		$180,186	100.0%		$136,810	100.0%

     Total portfolio investment activity for the periods ended September 30, 2011 and 2010 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	($ in thousands)
Beginning portfolio	$186,029	$143,008	$136,810	$113,878
New loan funding	7,000	15,000	86,833	75,517
Less refinanced balances	—	—	(8,677)	(10,909)

Net new loan funding	7,000	15,000	78,156	64,608
Principal and stock payments received on investments	(8,559)	(11,278)	(22,666)	(28,104)
Early pay-offs	(4,315)	(9,777)	(9,908)	(13,231)
Accretion of loan fees	527	451	1,356	934
New loan fees	(40)	(134)	(967)	(651)
New equity investments	—	79	577	79
Net depreciation on investments	(456)	1,654	(3,172)	1,490

Ending portfolio	$180,186	$139,003	$180,186	$139,003

     We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

     The following table shows our debt investments by industry sector as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Loans at	Percentage	Loans at	Percentage
	Fair	of Total	Fair	of Total
	Value	Portfolio	Value	Portfolio
	($ in thousands)
Life Science
Biotechnology	$28,118	16.1%	$30,470	23.4%
Medical Device	26,499	15.2%	19,572	15.0%
Technology
Consumer-related Technologies	2,574	1.5%	4,460	3.4%
Networking	1,282	0.7%	2,285	1.8%
Semiconductors	9,739	5.6%	—	0.0%
Software	23,719	13.6%	8,745	6.7%
Data Storage	4,929	2.8%	7,912	6.1%
Communications	5,648	3.2%	7,591	5.9%
Cleantech
Energy Efficiency	25,479	14.6%	16,570	12.7%
Waste Recycling	4,889	2.8%	2,363	1.8%
Healthcare Information and Services
Diagnostics	22,584	13.0%	20,472	15.7%
Other Healthcare Related Services and Technologies	18,942	10.9%	9,794	7.5%

Total	$174,402	100.0%	$130,234	100.0%

     The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 27% and 31% of total loans outstanding as of September 30, 2011 and December 31, 2010, respectively. No single loan represented more than 10% of our total loans as of September 30, 2011 and December 31, 2010.

     As of September 30, 2011 and December 31, 2010, interest receivable was $2.5 million and $1.9 million, respectively, which represents one month of accrued interest income on loans. The increase in 2011 was due to a larger loan portfolio relative to 2010.

Loan Portfolio Asset Quality

     We use a credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 or 1 represents a deteriorating credit quality and increased risk. The following table shows the classification of our loan portfolio by credit rating as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Loans at	Percentage	Loans at	Percentage
	Fair	of Loan	Fair	of Loan
	Value	Portfolio	Value	Portfolio
Credit Rating	($ in thousands)
4	$34,161	19.6%	$29,054	22.3%
3	126,168	72.3%	$94,200	72.3%
2	14,073	8.1%	$6,980	5.4%
1	—	—	—	—

Total	$174,402	100.0%	$130,234	100.0%

     As of September 30, 2011 and December 31, 2010, our loan portfolio had a weighted average credit rating of 3.2. As of September 30, 2011 and December 31, 2010, no investments were on non-accrual status.

 Consolidated Results of Operations for the three months ended September 30, 2011 and 2010

     The consolidated results of operations set forth below include historical financial information of our predecessor, Compass Horizon, prior to our election to become a BDC and our election to be treated as a RIC. As a BDC and a RIC for U.S. federal income tax purposes, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. Also, the management fee that we pay to our Advisor under the Investment Management Agreement is determined by reference to a formula that differs materially from the management fee paid by Compass Horizon in prior periods. For these and other reasons set forth below, the results of operations described below may not be indicative of the results we report in future periods.

     Consolidated operating results for the three months ended September 30, 2011 and 2010 are as follows:

	For the three months ended September 30,
	2011	2010
	($ in thousands)
Total investment income	$6,441	$5,189
Total expenses	3,448	1,932

Net investment income	2,993	3,257
Net realized loss on investments	(17)	—
Net unrealized (depreciation) appreciation on investments	(217)	1,711
Credit for loan losses	—	320

Net increase in net assets resulting from operations	$2,759	$5,288

Average debt investments, at fair value	$180,951	$137,867

Average borrowings outstanding	$80,871	$91,640

     Net investment income for the three months ended September 30, 2011 was $3.0 million or $0.39 per share. Excluding the impact of the reduction in the second part of the incentive fee expense of $0.2 million, net investment income totaled $2.8 million or $0.37 per share.

Investment Income

     Investment income increased by $1.3 million, or 24.1%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. For the three months ended September 30, 2011, total investment income consisted primarily of $6.1 million in interest income from investments, which included $0.5 million in income from the amortization of discounts and origination fees on investments. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Fee income on investments was primarily comprised of prepayment fees collected from our portfolio companies. For the three months ended September 30, 2010, total investment income consisted primarily of $5.0 million in interest income from investments, which included $0.5 million in income from the amortization of discounts and origination fees on investments.  For the three months ended September 30, 2011 and 2010, our dollar-weighted average annualized yield on average loans was approximately 14.2% and 15.0%, respectively.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 27% and 31% of investment income for the three months ended September 30, 2011 and 2010, respectively.

Expenses

     Total expenses increased by $1.5 million, or 78.5%, to $3.4 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees and interest expense and, to a lesser degree, professional fees and general and administrative expenses. Interest expense, which includes the amortization of debt issuance costs, decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to the end of our WestLB Facility’s revolving term and the scheduled amortization of the remaining balance.

     Effective with the completion of our initial public offering in October 2010, we pay management and incentive fees under the Investment Management Agreement, which provides a higher management fee base as compared to amounts previously paid by Compass Horizon. Base management fee expense for the three months ended September 30, 2011 increased by approximately $0.4 million compared to the three months ended September 30, 2010 primarily due to the higher management fee base. Incentive fees for the three months ended September 30, 2011 totaled approximately $0.6 million compared to no incentive fees for the three months ended September 30, 2010.  The incentive fees for the three months ended September 30, 2011 consisted of approximately $0.7 million for part one of the incentive fee offset by a reduction of previously accrued part two incentive fee. In connection with the Administration Agreement, we incurred $0.4 million of administrative expenses for the three months ended September 30, 2011. We did not pay an administrative servicing fee for the three months ended September 30, 2010.

     Professional fees and general and administrative expenses include legal and audit fees, insurance premiums, and miscellaneous other expenses. These expenses for the three months ended September 30, 2011 increased by approximately $0.6 million compared to the three months ended September 30, 2010 primarily due to the increased cost of being a public company and the expensing of $0.2 million of previously capitalized costs related to our efforts to obtain a license to operate an SBIC.

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)

     Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. The net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Consolidated operating results for the nine months ended September 30, 2011 and 2010

	For the nine months ended September 30,
	2011	2010
	($ in thousands)
Total investment income	$17,871	$13,250
Total expenses	10,670	5,372

Net investment income	7,201	7,878
Net realized gain (loss) on investments	5,544	(2)
Net unrealized (depreciation) appreciation on investments	(2,535)	1,549
Credit for loan losses	—	739

Net increase in net assets resulting from operations	$10,210	$10,164

Average debt investments, at fair value	$162,623	$123,298

Average borrowings outstanding	$82,606	$78,195

     Net investment income for the nine months ended September 30, 2011 was $7.2 million or $0.95 per share. Excluding the impact of the capital gains incentive fee expense of $0.7 million, net investment income totaled $7.9 million or $1.04 per share.

Investment Income

     Investment income increased by $4.6 million, or 34.9%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. For the nine months ended September 30, 2011, total investment income consisted primarily of $16.9 million in interest income from investments, which included $1.3 million in income from the amortization of discounts and origination fees on investments. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Fee income on investments was primarily comprised of a one-time success fee received upon the completion of an acquisition of one of our portfolio companies and from prepayment fees collected from our portfolio companies. For the nine months ended September 30, 2010, total investment income consisted primarily of $12.9 million in interest income from investments, which included $0.9 million in income from the amortization of discounts and origination fees on investments. For the nine months ended September 30, 2011 and 2010, our dollar-weighted average annualized yield on average loans was approximately 14.6% and 14.3%, respectively.

     Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 25% and 19% of investment income for the nine months ended September 30, 2011 and 2010, respectively.

Expenses

     Total expenses increased by $5.3 million, or 98.6%, to $10.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees, interest expense and, to a lesser degree, professional fees and general and administrative expenses. Interest expense, which includes the amortization of debt issuance costs, decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the expiration of our WestLB Facility’s revolving term and the amortization of the remaining balance.

     Effective with the completion of our initial public offering in October 2010, we pay management and incentive fees under the Investment Management Agreement, which provides a higher management fee base as compared to amounts previously paid by Compass Horizon. Base management fee expense for the nine months ended September 30, 2011 increased by approximately $1.4 million compared to the nine months ended September 30, 2010 primarily due to the higher management fee base. Incentive fees for the nine months ended September 30, 2011 totaled approximately $2.7 million compared to no incentive fees for the nine months ended September 30, 2010. The incentive fees for the nine months ended September 30, 2011 consisted of approximately $2.0 million and $0.7 million for part one and part two of the incentive fee, respectively. In connection with the Administration Agreement, we incurred $0.9 million of administrative expenses for the nine months ended September 30, 2011. We did not pay an administrative servicing fee for the nine months ended September 30, 2010.

     Professional fees and general and administrative expenses include legal and audit fees, insurance premiums and miscellaneous other expenses. These expenses for the nine months ended September 30, 2011 increased by approximately $1.5 million compared to the nine months ended September 30, 2010 primarily due to the increased cost of being a public company and the expensing of previously capitalized costs related to our efforts to obtain a license to operate an SBIC.

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)

     Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the nine months ended September 30, 2011, we had $5.5 million in net realized gain on investments. Net realized gain on investments resulted primarily from the sale of stock through the exercise of warrants in portfolio companies.

  Credit for Loan Losses

     For the three and nine months ended September 30, 2010, the credit for loan losses was $320 and $739 respectively. The loan portfolio had a weighted average credit rating of 3.1 as of September 30, 2010. See the section entitled “Loan Portfolio Asset Quality.” As of October 28, 2010 the date of our election to be treated as a BDC, we no longer record a credit or provision for loan losses. We record each individual loan and investment on a quarterly basis at fair value. Changes in fair value are recorded through our statement of operations.

Liquidity and Capital Resources

     As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $32.6 million and $76.8 million, respectively. Cash and cash equivalents are available to fund new investments, reduce borrowings under the Wells Facility and WestLB Facility, pay operating expenses and pay dividends. To date, our primary sources of capital have been from our IPO, use of our Wells Facility and WestLB Facility and the private placement for $50 million of equity capital completed on March 4, 2008.

     The WestLB Facility had a three year initial revolving term and on March 3, 2011 the revolving term ended. The balance as of September 30, 2011 of $66 million will be amortized based on loan investment payments received through March 3, 2015.

     As of September 30, 2011, we had available borrowing capacity of approximately $59.2 million under our Wells Facility, subject to existing terms and advance rates.

     Our operating activities used cash of $32.4 million for the nine months ended September 30, 2011, and our financing activities used cash of $11.8 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Such cash was provided primarily from proceeds from our initial public offering and draws under the Wells Facility and WestLB Facility.

     Our operating activities used cash of $15.5 million for the nine months ended September 30, 2010, and our financing activities provided net cash proceeds of $24.8 million for the same period. Our operating activities used cash primarily for investing in portfolio companies that was provided primarily from our availability on our WestLB Facility.

     Our primary use of available funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, including the net proceeds from our initial public offering, we will seek to opportunistically raise additional capital as needed, and subject to market conditions, to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

     In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders all or substantially all of our income except for certain net capital gains. In addition, as a BDC, we generally will be required to meet a coverage ratio of 200%. This requirement will limit the amount that we may borrow.

We had sought qualification as an SBIC for Longview SBIC LP (“Longview SBIC”), a subsidiary, which would have been licensed, leveraged and regulated by the SBA. We, on behalf of Longview SBIC, submitted an application to the SBA on December 6, 2010 for a license to operate as an SBIC (the “SBIC Application”) and the SBA accepted the SBIC Application for processing on December 21, 2010. We previously announced on May 10, 2011 that the SBA had requested additional information in support of the application and that the application process was suspended until such time as the information was provided. Horizon provided all of the information that it possessed with respect to such request and attempted to obtain additional information to satisfy such request. The SBA informed us that the information provided with respect to such request was not sufficient for the SBA to proceed with the application process. Accordingly, on September 14, 2011, we withdrew our application for an SBIC license.

The additional information that we were unable to provide the SBA relates to specific details concerning a regulatory inquiry that I. Joseph Massoud received.  Mr. Massoud is not a current or former employee, officer or board member of the Company or our Advisor.  Mr. Massoud is an indirect minority owner of the Advisor. The Company has been advised by Mr. Massoud that the regulatory inquiry is unrelated to Company or the Advisor, and neither the Company nor the Advisor has had any involvement in that regulatory inquiry. The SBA has indicated that we may petition the SBA for permission to file a new application for an SBIC license should further information for disclosure to the SBA become available to us.

 Current Borrowings

     We, through our wholly owned subsidiary, Credit I, entered into the WestLB Facility. Per this agreement, base rate borrowings bear interest at one-month LIBOR (0.24% as of September 30, 2011 and 0.26% as of December 31, 2010) plus 2.50%. The rates were 2.74% and 2.76% as of September 30, 2011 and December 31, 2010, respectively. We were able to request advances under the WestLB Facility through March 4, 2011. We may not request new advances and we must repay the outstanding advances under the WestLB Facility as of such date and at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the WestLB Facility, particularly the condition that the principal balance of the WestLB Facility does not exceed seventy-five percent (75%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the WestLB Facility are due and payable on March 4, 2015.

The WestLB Facility is collateralized by all loans and warrants held by Credit I and permits an advance rate of up to 75% of eligible loans held by Credit I. The WestLB Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the WestLB Facility to certain criteria for qualified loans, and includes portfolio company concentration limits as defined in the related loan agreement.

We, through our wholly owned subsidiary, Credit II entered into the Wells Facility. Per this agreement, the interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%.The rate was 5.0% as of September 30, 2011.

We may request advances under the Wells Facility (the “Revolving Period”) through July 14 2014. After the Revolving Period, we may not request new advances and we must repay the outstanding advances under the Wells Facility as of such date at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Wells Facility.  All outstanding advances under the Wells Facility are due and payable on July 14, 2017.

The Wells Facility is collateralized by loans held by Credit II and permits an advance rate of up to 50% of eligible loans and warrants held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement.

Interest Rate Swaps and Hedging Activities

     In 2008, we entered into two interest rate swap agreements with WestLB, fixing the rate of $10 million at 3.58% and $15 million at 3.2% on the first advances of a like amount of variable rate WestLB Facility borrowings. As of September 30, 2011, only the $10 million interest rate swap was still outstanding and expires in October 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

     A summary of our significant contractual payment obligations as of September 30, 2011 is as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings	$81,885	$36,278	$45,607	$—	$—
Unfunded commitments	18,667	9,834	8,833	—	—

Total contractual obligations	$100,552	$46,112	$54,440	$—	$—

     In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2011, we had unfunded commitments of approximately $18.7 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

In addition to the Wells Facility and WestLB Facility, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. Payments under the Investment Management Agreement are equal to (1) a base management fee equal to a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff. See Note 3 to our Consolidated Financial Statements for additional information regarding our “Investment Management Agreement” and our “Administration Agreement.”

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

Critical Accounting Policies

     The discussion of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our significant accounting policies in the notes to our consolidated financial statements.

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

     See Note 5 — Fair Value to the Consolidated Financial Statements for further information regarding fair value.

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

     Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions, we will accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2011 no amount was recorded for U.S. federal excise tax.

     We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at September 30, 2011 and December 31, 2010.

     Prior to our election to become a BDC, we were a limited liability company treated as a partnership for U.S. federal income tax purposes and, as a result, all items of income and expense were passed through to, and are generally reportable on, the tax returns of the respective members of the limited liability company. Therefore, no federal or state income tax provision has been recorded for the nine months ended September 30, 2010.

Recently Issued Accounting Standards

     In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRs, (ASU 2011-04).  ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance.  In addition, ASU 2011-04 requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  Management is currently evaluating the effect that the provisions of ASU 2011-04 will have on the Company’s financial statements.

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

     Assuming that the balance sheet as of September 30, 2011 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

     Our Wells Facility and WestLB Facility have floating interest rate provisions based on a LIBOR index which resets daily, and we expect that, other than any SBIC debenture program debt, any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4: Controls and Procedures.

      (a) Evaluation of Disclosure Controls and Procedures.

     As of September 30, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2011 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.

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

Horizon Technology Finance Corporation

Date: November 9, 2011	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer

Date: November 9, 2011	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer