Form 10-K
period 2011-12-31
Horizon Technology Finance Corp
filed 2012-03-13
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE TRANSITION PERIOD FROM	TO

COMMISSION FILE NUMBER: 814-00802

HORIZON TECHNOLOGY FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	27-2114934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
312 Farmington Avenue,
Farmington, CT	06032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (860) 676-8654

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2011 based on the closing price on that date of $15.83 on the Nasdaq Global Select Market was approximately $119.9 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 7,636,532 shares of the Registrant’s common stock outstanding as of March 1, 2012.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

Forward-Looking Statements

This annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing loans and warrants;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our Advisor;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	our regulatory structure and tax status;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	our ability to cause a subsidiary to become a licensed Small Business Investment Company (“SBIC”);

•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us;

•	the ability of our Advisor to attract and retain highly talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation and its consolidated subsidiaries; and “Horizon Technology Finance Management LLC” or the “Advisor” or the “Administrator” refer to Horizon Technology Finance Management LLC. Some of the statements in this annual report constitute forward-looking statements, which apply to both us and our consolidated subsidiaries and relate to future events, future performance or financial condition. The forward-looking statements involve risks and uncertainties for both us and our consolidated subsidiaries and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this annual report on Form 10-K.

Item 1.  Business

General

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries (collectively, our “Target Industries”). Our investment objective is to generate current income from the loans we make and capital appreciation from the warrants we receive when making such loans. We make secured loans (“Venture Loans”) to companies backed by established venture capital and private equity firms in our Target Industries (“Venture Lending”). We also selectively lend to publicly traded companies in our Target Industries. Venture Lending is typically characterized by, among other things, (i) the making of a secured loan after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (ii) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (iii) the relatively rapid amortization of the Venture Loan and (iv) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing.

Since our inception and through December 31, 2011, we have funded 66 portfolio companies and have invested $357.4 million in loans (including 28 loans that have been repaid). As of December 31, 2011, our total investment portfolio consisted of 38 loans which totaled $173.3 million and our net assets were $129.9 million. All of our existing loans are secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The loans in our loan portfolio will generally not be rated by any rating agency. For the year ended December 31, 2011, our loan portfolio had a dollar-weighted average annualized yield of approximately 14.6% (excluding any yield from warrants). As of December 31, 2011, our loan portfolio had a dollar-weighted average term of approximately 41 months from inception and a dollar-weighted average remaining term of approximately 30 months. In addition, we held warrants to purchase either common stock or preferred stock in 47 portfolio companies. As of December 31, 2011, substantially all of our loans had an original committed principal amount of between $1 million and $12 million, repayment terms of between 30 and 48 months and bore current pay interest at annual interest rates of between 9% and 14%.

We have elected to be treated for federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code (the “Code”). As a RIC, we generally do not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution, asset diversification and other requirements.

We are externally managed and advised by our Advisor. Our Advisor manages our day-to-day operations and also provides all administrative services necessary for us to operate.

Our common stock began trading October 29, 2010 and is currently traded on the NASDAQ Global Select Market under the symbol “HRZN.”

Our principal executive office is located at 312 Farmington Avenue, Farmington, Connecticut 06032, our telephone number is (860) 676-8654, and our internet address is horizontechnologyfinancecorp.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Our Advisor

Our investment activities are managed by our Advisor and we expect to continue to benefit from our Advisor’s ability to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate investments and manage our diversified portfolio of investments. In addition to the experience gained from the years that they have worked together both at our Advisor and prior to the formation by our Advisor of the Company, the members of our investment team have broad lending backgrounds, with substantial experience at a variety of commercial finance companies, technology banks and private debt funds, and have developed a broad network of contacts within the venture capital and private equity community. This network of contacts provides a principal source of investment opportunities.

Our Advisor is led by five senior managers, including its two co-founders, Robert D. Pomeroy, Jr., our Chief Executive Officer, and Gerald A. Michaud, our President. The other senior managers include Christopher M. Mathieu, our Senior Vice President and Chief Financial Officer, John C. Bombara, our Senior Vice President, General Counsel and Chief Compliance Officer and Daniel S. Devorsetz, our Senior Vice President and Chief Credit Officer.

Our Strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the loans we make and capital appreciation from the warrants we receive when making such loans. To further implement our business strategy, our Advisor will continue to employ the following core strategies:

•	Structured Investments in the Venture Capital and Private Equity Markets. We make loans to development-stage companies within our Target Industries typically in the form of secured amortizing loans. The secured amortizing debt structure provides a lower risk strategy, as compared to equity investments, to participate in the emerging technology markets because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current pay interest and amortization of loan principal and have a senior position in the capital structure to equity in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our loans primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the loan. Only the potential gains from warrants are dependent upon exits.

•	“Enterprise Value” Lending. We and our Advisor take an enterprise value approach to the loan structuring and underwriting process. We secure a senior or subordinated lien position against the enterprise value of a portfolio company.

•	Creative Products with Attractive Risk-Adjusted Pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Venture Loans. These funding needs include, but are not limited to, funds for additional development runways, funds to hire or retain sales staff or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current pay interest, commitment fees, pre-payment fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ requirements while mitigating risk and maximizing returns on our investments.

•	Opportunity for Enhanced Returns. To enhance our loan portfolio returns, in addition to interest and fees, we obtain warrants to purchase the equity of our portfolio companies, as additional consideration for making loans. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors.

•	Direct Origination. We originate transactions directly with technology, life science, healthcare information and services and cleantech companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.

•	Disciplined and Balanced Underwriting and Portfolio Management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance our investment portfolio to reduce the risk of down market cycles associated with any particular industry or sector, development-stage or geographic area. Our Advisor employs a “hands on” approach to portfolio management requiring private portfolio companies to provide monthly financial information and to participate in regular updates on performance and future plans.

•	Use of Leverage. We currently use leverage to increase returns on equity through revolving credit facilities provided by WestLB AG (the “WestLB Facility”) and Wells Fargo Capital Finance, LLC (the “Wells Facility” and collectively with the WestLB Facility, the “Credit Facilities”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about the Credit Facilities. In addition, we may issue debt securities in one or more series or preferred stock in the future.

Market Opportunity

We focus our investments primarily in four key industries of the emerging technology market: technology, life science, healthcare information and services and cleantech. The technology sectors we focus on include communications, networking, wireless communications, data storage, software, cloud computing, semiconductor, internet and media, and consumer-related technologies. The life science sectors we focus on include biotechnology, drug delivery, bioinformatics and medical devices. The healthcare information and services sectors we focus on include diagnostics, medical record services and software and other healthcare related services and technologies that improve efficiency and quality of administered healthcare. The cleantech sectors we focus on include alternative energy, water purification, energy efficiency, green building materials and waste recycling.

We believe that Venture Lending has the potential to achieve enhanced returns that are attractive notwithstanding the high degree of risk associated with lending to development-stage companies. Potential benefits include:

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

We believe that Venture Lending also provides an attractive financing source for portfolio companies, their management teams and their equity capital investors, as it:

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

Competitive Strengths

We believe that we, together with our Advisor, possess significant competitive strengths, including:

Consistently Execute Commitments and Close Transactions.  Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and closing Venture Loans. Our Advisor has directly originated, underwritten and managed more than 130 Venture Loans with an aggregate original principal amount over $840 million since it commenced operations in 2004. In our experience, prospective portfolio companies prefer lenders that have demonstrated their ability to deliver on their commitments.

Robust Direct Origination Capabilities.  Our Advisor’s managing directors each have significant experience originating Venture Loans in our Target Industries. This experience has given each managing director a deep knowledge of our Target Industries and an extensive base of transaction sources and references. Our Advisor’s brand name recognition in our market has resulted in a steady flow of high quality investment opportunities that are consistent with the strategic vision and expectations of our Advisor’s senior management.

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

Well-Known Brand Name.  Our Advisor has originated Venture Loans to more than 130 companies in our Target Industries under the “Horizon Technology Finance” brand. Each of these companies is backed by one or more venture capital or private equity firms. We believe that the “Horizon Technology Finance” brand as a competent, knowledgeable and active participant in the Venture Lending marketplace will continue to result in a significant number of referrals and prospective investment opportunities in our Target Industries.

Competition

We compete for investments with a number of investment funds and other BDCs, as well as traditional financial services companies such as commercial banks and other financing sources. Some of our competitors are larger and have greater financial, technical, marketing and other resources than we have. We believe we compete effectively with these entities primarily on the basis of the experience, industry knowledge and contacts of our Advisor’s investment professionals, its responsiveness and efficient investment analysis and decision-making processes, its creative financing products and highly customized investment terms. We do not intend to compete primarily on the interest rates we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. For additional information concerning the competitive risks see “Risk Factors — Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities, and if we are not able to compete effectively, our business, results of operations and financial condition may be adversely affected and the value of your investment in us could decline.”

Investment Criteria

We make investments in companies that are diversified by their stage of development, their Target Industries and sectors of Target Industries and their geographical location, as well as by the venture capital and private equity sponsors that support our portfolio companies. While we invest in companies at various stages of development, we require that prospective portfolio companies be beyond the seed stage of development and have received at least their first round of venture capital or private equity financing. We expect a prospective portfolio company to demonstrate its ability to advance technology and increase its value over time.

We have identified several criteria that we believe have proven, and will prove, important in achieving our investment objective. These criteria provide general guidelines for our investment decisions. However, we caution you that not all of these criteria are met by each portfolio company in which we choose to invest.

Management.   Our portfolio companies are generally led by experienced management that has in-market expertise in the Target Industry in which the company operates, as well as extensive experience with development-stage companies. The adequacy and completeness of the management team is assessed relative to the stage of development and the challenges facing the potential portfolio company.

Continuing Support from One or More Venture Capital and Private Equity Investors.   We typically invest in companies in which one or more established venture capital and private equity investors have previously invested and continue to make a contribution to the management of the business. We believe that established venture capital and private equity investors can serve as a committed partner and will assist their portfolio companies and their management teams in creating value. We take into consideration the total amount raised by the company, the valuation history, investor reserves for future investment and the expected timing and milestones to the next equity round financing.

Operating Plan and Cash Resources.   We generally require that a prospective portfolio company, in addition to having sufficient access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to raise the additional capital necessary to cover its operating expenses and service its debt. Our review of the operating plan will take into consideration existing cash, cash burn, cash runway and the milestones necessary for the company to achieve cash flow positive operations or to access additional equity from the investors.

Enterprise and Technology Value.   We expect that the enterprise value of a prospective portfolio company should substantially exceed the principal balance of debt borrowed by the company. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the company’s unique technology, service or customer base.

Market Opportunity and Exit Strategy.   We seek portfolio companies that are addressing large market opportunities that capitalize on their competitive advantages. Competitive advantages may include unique technology, protected intellectual property, superior clinical results or significant market traction. As part of our investment analysis, we will consider potential realization of our warrants through merger, acquisition or initial public offering based upon comparable exits in the company’s Target Industry.

Investment Process

Our Advisor has created an integrated approach to the loan origination, underwriting, approval and documentation process that effectively combines all of the skills of our Advisor’s professionals. This process allows our Advisor to achieve an efficient and timely closing of an investment from the initial contact with a prospective portfolio company through the investment decision, close of documentation and funding of the investment, while ensuring that our Advisor’s rigorous underwriting standards are consistently maintained. Our board of directors (“Board”) has delegated authority for all investment decisions to our Advisor. We believe that the high level of involvement by our Advisor’s staff in the various phases of the investment process allows us to minimize the credit risk while delivering superior service to our portfolio companies.

Origination.   Our Advisor’s loan origination process begins with its industry-focused regional managing directors who are responsible for identifying, contacting and screening prospects. The managing directors meet with key decision makers and deal referral sources such as venture capital and private equity firms and management teams, legal firms, accounting firms, investment banks and other lenders to source prospective portfolio companies. We believe our brand name and management team are well known within the Venture Lending community, as well as by many repeat entrepreneurs and board members of prospective portfolio companies. These broad relationships, which reach across the Venture Lending industry, give rise to a significant portion of our Advisor’s deal origination.

The responsible managing director of our Advisor obtains review materials from the prospective portfolio company and from those materials, as well as other available information, determines whether it is appropriate for our Advisor to issue a non-binding term sheet. The managing director bases this decision to proceed on his or her experience, the competitive environment and the prospective portfolio company’s needs and also seeks the counsel of our Advisor’s senior management and investment team.

Term Sheet.   If the managing director determines, after review and consultation with senior management, that the potential transaction meets our Advisor’s initial credit standards, our Advisor will issue a non-binding term sheet to the prospective portfolio company.

The terms of the transaction are tailored to a prospective portfolio company’s specific funding needs while taking into consideration market dynamics, the quality of the management team, the venture capital and private equity investors involved and applicable credit criteria, which may include the prospective portfolio company’s existing cash resources, the development of its technology and the anticipated timing for the next round of equity financing.

Underwriting.   Once the term sheet has been negotiated and executed and the prospective portfolio company has remitted a good faith deposit, we request additional due diligence materials from the prospective portfolio company and arrange for a due diligence visit.

Due Diligence.   The due diligence process includes a formal visit to the prospective portfolio company’s location and interviews with the prospective portfolio company’s senior management team including its Chief Executive Officer, Chief Financial Officer, Chief Scientific or Technology Officer, principal marketing or sales professional and other key managers. The process includes contact with key analysts that affect the prospective portfolio company’s business, including analysts that follow the technology market, through leaders in our Target Industries and important customers or partners, if any. Outside sources of information are reviewed, including industry publications, scientific and market articles, Internet publications, publicly available information on competitors or competing technologies and information known to our Advisor’s investment team from their experience in the technology markets.

A key element of the due diligence process is interviewing key existing investors in the prospective portfolio company, who are often also members of the prospective portfolio company’s board of directors. While these board members and/or investors are not independent sources of information, their support for management and willingness to support the prospective portfolio company’s further development are critical elements of our decision making process.

Investment Memorandum.   Upon completion of the due diligence process and review and analysis of all of the information provided by the prospective portfolio company and obtained externally, our Advisor’s assigned credit officer prepares an investment memorandum for review and approval. The investment memorandum is reviewed by our Advisor’s Chief Credit Officer and submitted to our Advisor’s investment committee for approval.

Investment Committee.   Our Board delegates authority for all investment decisions to our Advisor’s investment committee.

Our Advisor’s investment committee is responsible for overall credit policy, portfolio management, approval of all investments, portfolio monitoring and reporting and managing of problem accounts. The committee interacts with the entire staff of our Advisor to review potential transactions and deal flow. This interaction of cross-functional members of our Advisor’s staff assures efficient transaction sourcing, negotiating and underwriting throughout the transaction process. Portfolio performance and current market conditions are reviewed and discussed by the investment committee on a regular basis to assure that transaction structures and terms are consistent and current.

Loan Closing and Funding.   Approved investments are documented and closed by our Advisor’s in-house legal and loan administration staff. Loan documentation is based upon standard templates created by our Advisor and is customized for each transaction to reflect the specific deal terms. The transaction documents typically include a loan and security agreement, warrant agreement and applicable perfection documents, including Uniform Commercial Code financing statements and, as applicable, may also include a landlord agreement, patent and trademark security grants, a subordination agreement and other standard agreements for commercial loans in the Venture Lending industry. Funding requires final approval by our Advisor’s General Counsel, Chief Executive Officer or President, Chief Financial Officer and Chief Credit Officer.

Portfolio Management and Reporting.   Our Advisor maintains a “hands on” approach to maintain communication with our portfolio companies. At least quarterly, our Advisor contacts our portfolio companies for operational and financial updates by phone and performs reviews on an annual basis. Our Advisor may contact portfolio companies deemed to have greater credit risk on a monthly basis. Our Advisor requires all private companies to provide financial statements on a monthly basis. For public companies, our Advisor typically relies on publicly reported quarterly financials. Our Advisor also typically receives copies of bank and security statements, as well as any other information required to verify reported financial information. Among other things, this allows our Advisor to identify any unexpected developments in the financial performance or condition of the portfolio company.

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

Our Advisor closely monitors portfolio companies rated a 1 or 2 for adverse developments. In addition, our Advisor has regular contact with the management, board of directors and major equity holders of these portfolio companies in order to discuss strategic initiatives to correct the deterioration of the portfolio company.

The table below describes each rating level:

Rating

4	The portfolio company has performed in excess of our expectations at underwriting as demonstrated by exceeding revenue milestones, clinical milestones or other operating metrics or as a result of raising capital well in excess of our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value greatly exceeds our loan balance; it has achieved cash flow positive operations or has sufficient cash resources to cover the remaining balance of the loan; there is strong potential for warrant gains from our warrants; and there is a high likelihood that the borrower will receive favorable future financing to support operations. Loans rated 4 are the lowest risk profile in our portfolio and there is no expected risk of principal loss.

3	The portfolio company has performed to our expectations at underwriting as demonstrated by hitting revenue milestones, clinical milestones or other operating metrics. It has raised, or is expected to raise, capital consistent with our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value comfortably exceeds our loan balance; it has sufficient cash resources to operate per its plan; it is expected to raise additional capital as needed; and there continues to be potential for warrant gains from our warrants. All new loans are rated 3 when approved and thereafter 3 rated loans represent a standard risk profile, with no loss currently expected.

2	The portfolio company has performed below our expectations at underwriting as demonstrated by missing revenue milestones, delayed clinical progress or otherwise failing to meet projected operating metrics. It may have raised capital in support of the poorer performance but generally on less favorable terms than originally contemplated at the time of underwriting. Generally the portfolio company displays one or more of the following: its enterprise value exceeds our loan balance but at a lower multiple than originally expected; it has sufficient cash to operate per its plan but liquidity may be tight; and it is planning to raise additional capital but there is uncertainty and the potential for warrant gains from our warrants are possible, but unlikely. Loans rated 2 represent an increased level of risk. While no loss is currently anticipated for a 2 rated loan, there is potential for future loss of principal.

1	The portfolio company has performed well below plan as demonstrated by materially missing revenue milestones, delayed or failed clinical progress or otherwise failing to meet operating metrics. The portfolio company has not raised sufficient capital to operate effectively or retire its debt obligation to us. Generally the portfolio company displays one or more of the following: its enterprise value may not exceed our loan balance; it has insufficient cash to operate per its plan and liquidity may be tight; and there are uncertain plans to raise additional capital or the portfolio company is being sold under distressed conditions. There is no potential for warrant gains from our warrants. Loans rated 1 are generally put on non-accrual and represent a high degree of risk of loss. The fair value of 1 rated loans is reduced to the amount that is expected to be recovered from liquidation of the collateral.

For a discussion of the ratings of our existing portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio Asset Quality.”

Managerial Assistance

As a BDC, we offer, through our Advisor, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance may involve, among other things, monitoring the operations of the portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance.

We may receive fees for these services, though we may reimburse our Advisor for its expenses related to providing such services on our behalf.

Employees

We do not have any employees. Each of our executive officers is an employee of our Advisor. The day-to-day investment operations will be managed by our Advisor. As of December 31, 2011, our Advisor had 16 employees, including investment and portfolio management professionals, operations and accounting professionals, legal counsel and administrative staff. In addition, we reimburse our Advisor for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement with Horizon Technology Finance Management LLC as Administrator (the “Administration Agreement”) including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

Investment Management Agreement

Under the terms of our Investment Management Agreement with our Advisor (the “Investment Management Agreement”) our Advisor:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

Our Advisor’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Organization of the Advisor

Our Advisor is a Delaware limited liability company that is a registered investment advisor under Investment Advisers Act of 1940 (the “Advisers Act”). The principal executive address of our Advisor is 312 Farmington Avenue, Farmington, Connecticut 06032.

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

Incentive Fee.  The incentive fee has two parts, as follows:

The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and fees for providing significant managerial assistance or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities) and accrued income that we have not yet received in cash. The incentive fee with respect to our pre-incentive fee net income will be 20.00% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our Advisor receives no incentive fee until our net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, our Advisor will receive 20.00% of our pre-incentive fee net investment income as if a hurdle rate did not apply.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2.00% base management fee. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to first part of incentive fee

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), and will equal 20% of our realized capital gains, if any, on a cumulative basis from the date of our election to be a BDC, through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less all previous amounts paid in respect of the capital gain incentive fee.

Examples of Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee for Each Fiscal Quarter

Alternative 1

Assumptions:

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income - (management fee + other expenses)) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed hurdle rate; therefore, there is no income-related incentive fee.

Alternative 2

Assumptions:

Investment income (including interest, dividends, fees, etc.) = 2.80%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income - (management fee + other expenses)) = 2.10%

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

2.1875%))

Catch up = 2.1875% - 1.75%

= 0.4375%

Incentive fee = (100.00% × 0.4375%) + (20.00% × (2.30% - 2.1875%))

= 0.4375% + (20.00% × 0.1125%)

= 0.4375% + 0.0225%

= 0.46%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate and fully satisfies the “catch-up” provision; therefore, the income related portion of the incentive fee is 0.46%.

____________

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

____________

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

Payment of Our Expenses

All investment professionals and staff of our Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of its personnel allocable to such services, are provided and paid for by our Advisor. We bear all other costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses, including travel expense, incurred by our Advisor or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of all future offerings of our common stock and other securities, if any;

•	the base management fee and any incentive management fee;

•	distributions on our shares;

•	administration fees payable under the Administration Agreement;

•	the allocated costs incurred by Advisor as our Administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	fees and expenses associated with marketing efforts;

•	taxes;

•	independent director fees and expenses;

•	brokerage commissions;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our allocable portion of the fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and our Chief Financial Officer and their respective staffs.

We reimburse our Advisor for costs and expenses incurred by our Advisor for office space rental, office equipment and utilities allocable to the performance by our Advisor of its duties under the Investment Management Agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us or in the form of managerial assistance to portfolio companies that request it.

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

Limitation of Liability and Indemnification

The Investment Management Agreement provides that our Advisor and its officers, managers, partners, agents, employees, controlling persons and any other person or entity affiliated with our Advisor are not liable to us for any act or omission by it in the supervision or management of our investment activities or for any loss sustained by us except for acts or omissions constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the Investment Management Agreement. The Investment Management Agreement also provides for indemnification by us of our Advisor and its officers, managers, partners, agents, employees, controlling persons and any other person or entity affiliated with our Advisor for liabilities incurred by them in connection with their services to us (including any liabilities associated with an action or suit by or in the right of us or our stockholders), but excluding liabilities for acts or omissions constituting willful misfeasance, bad faith or gross negligence or reckless disregard of their duties under the Investment Management Agreement subject to certain conditions.

Board Approval of the Investment Management Agreement

Our Board held an in-person meeting on August 3, 2011, in order to consider and approve our Investment Management Agreement for another twelve month period. In its consideration of the Investment Management Agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the discussions, the Board, including a majority of the non-interested directors, concluded that the investment management fee rates were reasonable in relation to the services to be provided.

Duration and Termination

The Investment Management Agreement was approved by our Board on October 25, 2010 and was renewed on August 3, 2011. Unless terminated earlier as described below, it will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other. See “Risk Factors — Risks Related to our Business and Structure — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.” We are dependent upon senior management personnel of our Advisor for our future success, and if our Advisor is unable to hire and retain qualified personnel or if our Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Administration Agreement

We have entered into an Administration Agreement with the Administrator, to provide administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and our Chief Financial Officer and their respective staffs.

License Agreement

We have entered into a license agreement with Horizon Technology Finance, LLC pursuant to which we were granted a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement with our Advisor is in effect. Other than with respect to this limited license, we have no legal right to the “Horizon Technology Finance” service mark.

Regulation

We have elected to be regulated as a BDC under the 1940 Act and elected to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Our bylaws provide for the calling of a special meeting of stockholders at which such action could be considered upon written notice of not less than ten or more than sixty days before the date of such meeting.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our investment policies are fundamental and any may be changed without stockholder approval.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates may be precluded from co-investing in private placements of securities. As a result of one or more of these situations, we may not be able to invest as much as we otherwise would in certain investments or may not be able to liquidate a position as quickly.

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and our Advisor have designated a chief compliance officer to be responsible for administering the policies and procedures.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

•	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies any of the following:

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

•	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

•	Securities of any eligible portfolio company which we control.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “— Qualifying assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Issuance of Additional Shares

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, at a price below the current net asset value of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, subject to certain exceptions, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities; Derivative Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to our Business and Structure — We will borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Advisor. The Proxy Voting Policies and Procedures of our Advisor are set forth below. The guidelines are reviewed periodically by our Advisor and our independent directors and, accordingly, are subject to change.

Introduction

Our Advisor is registered with the SEC as an investment adviser under the Advisers Act. As an investment adviser registered under the Advisers Act, our Advisor has fiduciary duties to us. As part of this duty, our Advisor recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. Our Advisor’s Proxy Voting Policies and Procedures have been formulated to ensure decision-making is consistent with these fiduciary duties. These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy policies

Our Advisor votes proxies relating to our portfolio securities in what our Advisor perceives to be the best interest of our stockholders. Our Advisor reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by us. Although our Advisor generally vote against proposals that may have a negative effect on our portfolio securities, our Advisor may vote for such a proposal if there exist compelling long-term reasons to do so.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Chief Compliance Officer, Horizon Technology Finance Corporation, 312 Farmington Avenue, Farmington, Connecticut 06032.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 under the Exchange Act, beginning with this fiscal year ended December 31, 2011, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

NASDAQ Global Select Market Corporate Governance Regulations

The NASDAQ Global Select Market has adopted corporate governance regulations that listed companies must comply with. We intend to be in compliance with these corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we are in compliance therewith.

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

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution, which we refer to as the “Annual Distribution Requirement.” Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”). In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity. In order to qualify as a RIC for federal income tax purposes under Section 851(a) of the Code, we must:

•	maintain an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

•	meet any applicable securities law requirements, including capital structure requirements;

•	derive in each taxable year at least 90% of our gross income from distributions, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock or securities; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represent more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships (the “Diversification Tests”).

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

Item 1A.  Risk Factors

Investing in our securities involves a high degree of risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose part or all of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history and may not be able to achieve our investment objective or generate sufficient revenue to make or sustain distributions to our stockholders and your investment in us could decline substantially.

We commenced operations in March 2008 and became a public company on October 28, 2010. As a result of our limited operating history, we are subject to certain business risks and uncertainties associated with any recently formed business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially. As a public company, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. Our management and our Advisor have limited experience operating under this regulatory framework, and we may incur substantial additional costs, and expend significant time or other resources, to do so. From time to time our Advisor may pursue investment opportunities, like equity investments, in which our Advisor has more limited experience. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

We and our Advisor have limited experience operating under the constraints imposed on a BDC or managing an investment company, which may affect our ability to manage our business and impair your ability to assess our prospects.

Prior to becoming a public company in October 2010, we did not operate as a BDC or manage an investment company under the 1940 Act. As a result, we have limited operating results under this regulatory framework that can demonstrate to you either its effect on our business or our ability to manage our business within this framework. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily securities of “eligible portfolio companies” (as defined in the 1940 Act), cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. See “Regulation” in Item 1 above. Our Advisor’s lack of experience in managing a portfolio of assets under these constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, could impair our ability to achieve our investment objective. Furthermore, if we are unable to comply with the requirements imposed on BDCs by the 1940 Act, the SEC could bring an enforcement action against us and/or we could be exposed to claims of private litigants. In addition, we could be regulated as a closed-end management investment company under the 1940 Act, which could further decrease our operating flexibility and may prevent us from operating our business, either of which could have a material adverse effect on our business, results of operations or financial condition.

We are dependent upon key personnel of our Advisor and our Advisor’s ability to hire and retain qualified personnel.

We depend on the members of our Advisor’s senior management, particularly Mr. Pomeroy, our Chairman and Chief Executive Officer, and Mr. Michaud, our President, as well as other key personnel for the identification, evaluation, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan to originate Venture Loans in our Target Industries. Our future success depends on the continued service of Messrs. Pomeroy and Michaud as well as the other senior members of our Advisor’s management team. If our Advisor were to lose the services of either Mr. Pomeroy or Mr. Michaud or any of the other senior members of our Advisor’s management team, we may not be able to operate our business as we expect, and our ability to compete could be harmed, either of which could cause our business, results of operations or financial condition to suffer. In addition, if either of Mr. Pomeroy or Mr. Michaud cease to be employed by us, WestLB AG (“WestLB”) could, absent a waiver or cure, demand repayment of any outstanding obligations under the WestLB Facility and, if more than one of Mr. Pomeroy, Mr. Michaud or Mr. Mathieu, our Chief Financial Officer, shall cease to be actively involved in the Company or our Advisor, and are not replaced by individuals satisfactory to Wells Fargo Capital Finance, LLC (“Wells”) within ninety days, Wells could, absent a waiver or cure, demand repayment of any outstanding obligations under the Wells Facility. Our future success also depends, in part, on our Advisor’s ability to identify, attract and retain sufficient numbers of highly skilled employees. Absent exemptive or other relief granted by the SEC and for so long as we remain externally managed, the 1940 Act prevents us from granting options to our employees and adopting a profit sharing plan, which may make it more difficult for us to attract and retain highly skilled employees. If we are not successful in identifying, attracting and retaining these employees, we may not be able to operate our business as we expect. Moreover, we cannot assure you that our Advisor will remain our investment advisor or that we will continue to have access to our Advisor’s investment professionals or its relationships. For example, our Advisor may in the future manage investment funds with investment objectives similar to ours thereby diverting the time and attention of its investment professionals that we rely on to implement our business plan.

We operate in a highly competitive market for investment opportunities, and if we are not able to compete effectively, our business, results of operations and financial condition may be adversely affected and the value of your investment in us could decline.

We compete for investments with a number of investment funds and other BDCs, as well as traditional financial services companies such as commercial banks and other financing sources. Some of our competitors are larger and have greater financial, technical, marketing and other resources than we have. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. This may enable these competitors to make commercial loans with interest rates that are comparable to, or lower than, the rates we typically offer. We may lose prospective portfolio companies if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships than us and build their market shares. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or that the Code imposes on us as a RIC. If we are not able to compete effectively, we may not be able to identify and take advantage of attractive investment opportunities that we identify and may not be able to fully invest our available capital. If this occurs, our business, financial condition and results of operations could be materially adversely affected.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Leverage is generally considered a speculative investment technique, and we intend to continue to borrow money as part of our business plan. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders. Such senior debt securities include those under the Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.” Lenders of senior debt securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. However, any decrease in our income would cause net income to decline more sharply than it would have had we not leveraged. This decline could adversely affect our ability to make common stock dividend payments. In addition, because our investments may be illiquid, we may be unable to dispose of them or unable to do so at a favorable price in the event we need to do so, if we are unable to refinance any indebtedness upon maturity, and, as a result, we may suffer losses.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Our Portfolio (Net of Expenses)
	(10%)	(5%)	0%	5%	10%
Corresponding return to stockholder(1)	(17%)	(9%)	(2%)	6%	14%

____________

(1)	Assumes $198 million in total assets, $65 million in outstanding debt, $130 million in stockholders’ equity, and an average cost of borrowed funds of 3.41%. Assumptions are based on our financial condition and our average costs of funds at December 31, 2011. Actual interest payments may be different.

Based on our outstanding indebtedness of $65 million as of December 31, 2011 and the average cost of borrowed funds of 3.41% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.23% to cover annual interest payments on the outstanding debt.

If we are unable to comply with the covenants or restrictions in the Credit Facilities or make payments when due thereunder, our business could be materially adversely affected.

Our Credit Facilities are secured by a lien on the assets of our wholly owned subsidiaries, Horizon Credit I LLC (“Credit I”) and Horizon Credit II LLC (“Credit II”), which hold substantially all of our assets. The breach of certain of the covenants or restrictions or our failure to make payments when due under the Credit Facilities, unless cured within the applicable grace period, would result in a default under the Credit Facilities that would permit the lenders to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness and the lenders may exercise rights available to them, including, without limitation, to the extent permitted under applicable law, the seizure of such assets without adjudication.

The Credit Facilities include covenants that, among other things, restrict the ability of Credit I and Credit II to (i) make loans to, or investments in, third parties (other than Venture Loans and warrants or other equity participation rights), (ii) pay dividends and distributions, (iii) incur additional indebtedness, (iv) engage in mergers or consolidations, (v) create liens on the collateral securing the Credit Facilities, (vi) permit additional negative pledges on such collateral, (vii) change the business currently conducted by them, and (viii) to have a change of control.

The Credit Facilities also require Credit I, Credit II and our Advisor to comply with various financial covenants, including, among other covenants, maintenance by our Advisor of a minimum tangible net worth and limitations on the value of, and modifications to, the loan collateral that secures the Credit Facilities. Complying with these restrictions may prevent us from taking actions that we believe would help us to grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise restrict corporate activities, and could result in our failing to qualify as a RIC resulting in our becoming subject to corporate-level income tax. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding our credit arrangements.

An event of default or acceleration under the Credit Facilities could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. We may not be granted waivers or amendments to the Credit Facilities if for any reason we are unable to comply with it, and we may not be able to refinance the Credit Facilities on terms acceptable to us, or at all.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions. Many of these provisions are subject to rule making procedures and studies that will be conducted in the future. Accordingly, we cannot predict the effect it or its implementing regulations will have on our business, results of operations or financial condition.

Because we distribute all or substantially all of our income and any realized net short-term capital gains over realized net long-term capital losses to our stockholders, we will need additional capital to finance our growth, if any. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

To satisfy the requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our net ordinary income and realized net short-term capital gains over realized net long-term capital losses except that we may retain certain net long-term capital gains, pay applicable income taxes with respect thereto, and elect to treat such retained capital gains as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are limited in our ability to issue equity securities priced below net asset value. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

If we are unable to obtain additional debt financing, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of the Credit Facilities, in order to obtain funds which may be made available for investments. We currently may not request new advances under the WestLB Facility and we must repay the outstanding advances under the WestLB Facility at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the WestLB Facility. All outstanding amounts under the WestLB Facility are due and payable on March 4, 2015. We may borrow under the Wells Facility until July 14, 2014, and, after such date, we must repay the outstanding advances under the Wells Facility in accordance with its terms and conditions. All outstanding advances under the Wells Facility are due and payable on July 14, 2017, unless such date is extended in accordance with its terms. If we are unable to increase, renew or replace any such facility and enter into a new debt financing facility on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

Changes in interest rates may affect our cost of capital and net investment income.

Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Most of our investments have fixed interest rates, while our borrowings have floating interest rates. As a result, a significant change in interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using hedging instruments such as swaps, futures, options and forward contracts, subject to applicable legal requirements, including, without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions or any adverse developments from our use of hedging instruments could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to enter into appropriate hedging transactions when desired and any hedging transactions we enter into may not be effective.

Because many of our investments typically are not and will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our net asset value.

Our investments consist, and we expect our future investments to consist, primarily of loans or securities issued by privately held companies. The fair value of these investments that are not publicly traded may not be readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these investments on a quarterly basis, or more frequently as circumstances require, in accordance with our valuation policy consistent with generally accepted accounting principles. Our Board employs an independent third-party valuation firm to assist them in arriving at the fair value of our investments. The Board discusses valuations and determine the fair value in good faith based on the input of our Advisor and the third-party valuation firm. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of these investments.

Disruption in the capital markets and the credit markets could adversely affect our business.

Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities. The global capital markets are in a period of disruption and extreme volatility and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry could restrict our business operations and could adversely impact our results of operations and financial condition. We are unable to predict when economic and market conditions may become more favorable. Even if these conditions improve significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

We may not realize gains from our equity investments.

We may make non-control, equity co-investments in companies in conjunction with private equity sponsors. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, refinancing or public offering, which would allow us to sell the underlying equity interests. In addition, our Advisor’s significant experience in Venture Lending may not result in returns on our equity investments.

From time to time we may also acquire equity participation rights in connection with an investment which will allow us, at our option, to participate in future rounds of equity financing through direct capital investments in our portfolio companies. Our Advisor determines whether to exercise any of these rights. Accordingly, you will have no control over whether or to what extent these rights are exercised, if at all. If we exercise these rights, we will be making an additional investment completely in the form of equity which will subject us to significantly more risk than our Venture Loans and we may not receive the returns that are anticipated with respect to these investments.

We may not realize expected returns on warrants received in connection with our debt investments.

As discussed above, we generally receive warrants in connection with our debt investments. If we do not receive the returns that are anticipated on the warrants, our investment returns on our portfolio companies, and the value of your investment in us, may be lower than expected.

Regulations governing our operation as a BDC affect our ability to, and the way in which, we raise additional capital, which may expose us to additional risks.

Our business plans contemplate a need for a substantial amount of capital in addition to our current amount of capital. We may obtain additional capital through the issuance of debt securities or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. If we issue senior securities, we would be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, if we issue preferred stock, it would rank senior to common stock in our capital structure and preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock.

The 1940 Act permits us to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If our asset coverage ratio is not at least 200%, we are not permitted to pay dividends or issue additional senior securities. If the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when we may be unable to do so or unable to do so on favorable terms. See Note 6 to Consolidated Financial Statements for additional information regarding borrowings.

As a BDC, we generally are not able to issue our common stock at a price below net asset value without first obtaining the approval of our stockholders and our independent directors, and we may seek such approval to sell our common stock below net asset value (“NAV”) in the future. This requirement does not apply to stock issued upon the exercise of options, warrants or rights that we may issue from time to time. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

If we are unable to satisfy the requirements under the Code for qualification as a RIC, we will be subject to corporate-level federal income tax.

To qualify as a RIC under the Code, we must meet certain source-of-income, diversification and other requirements contained in Subchapter M of the Code and maintain our election to be regulated as a BDC under the 1940 Act. We must also meet the Annual Distribution Requirement to avoid corporate-level federal income tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders.

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

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (i) dispose of certain investments quickly; (ii) raise additional capital to prevent the loss of RIC status; or (iii) engage in certain remedial actions that may entail the disposition of certain investments at disadvantageous prices that could result in substantial losses, and the payment of penalties, if we qualify to take such actions. Because most of our investments are and will be in development-stage companies within our Target Industries, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the asset diversification requirements, it could take a longer time to invest such capital. During this period, we will invest in temporary investments, such as money market funds, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of our investments in secured and amortizing loans.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the original issue discount that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. We do not have a policy limiting our ability to invest in original issue discount instruments, including payment-in-kind loans. Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the requirement that we distribute an amount equal to at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized long-term capital losses, if any.

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level federal income tax on all our income. The proportion of our income, consisting of net investment income and our realized gains and losses, that resulted from the portion of original issue discount not received in cash for the years ended December 31, 2011, 2010 and 2009 was 7.4%, 9.1% and 8.7%, respectively.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Substantially all of our assets are qualifying assets and we expect that substantially all of our assets that we may acquire in the future will be “qualifying assets,” although we may decide to make other investments that are not “qualifying assets” to the extent permitted by the 1940 Act. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets may not be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. See Item 1 above, “Regulation — Qualifying Assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

Changes in laws or regulations governing our business could adversely affect our business, results of operations and financial condition.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDC, RICs, or non-depository commercial lenders could significantly affect our operations, our cost of doing business and our investment strategy. We are subject to federal, state and local laws and regulations and judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, portfolio composition and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements, we may incur significant expenses to comply with these laws, regulations or decisions or we might have to restrict our operations or alter our investment strategy. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

Our Advisor has significant potential conflicts of interest with us and our stockholders.

As a result of our arrangements with our Advisor, there may be times when our Advisor has interests that differ from those of our stockholders, giving rise to a potential conflict of interest. Our executive officers and directors, as well as the current and future executives and employees of our Advisor, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of our stockholders. In addition, our Advisor may manage other funds in the future that may have investment objectives that are similar, in whole or in part, to ours. Our Advisor may determine that an investment is appropriate for us and for one or more of those other funds. In such an event, depending on the availability of the investment and other appropriate factors, our Advisor will endeavor to allocate investment opportunities in a fair and equitable manner and act in accordance with its written conflicts of interest policy to address and, if necessary, resolve any conflict of interests. It is also possible that we may not be given the opportunity to participate in these other investment opportunities.

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

We have entered into a license agreement with Horizon Technology Finance, LLC, pursuant to which it has agreed to grant us a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement is in effect between us and our Advisor. In addition, we pay our Advisor, our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Any potential conflict of interest arising as a result of our arrangements with our Advisor could have a material adverse effect on our business, results of operations and financial condition.

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

The incentive fee payable by us to our Advisor may also induce our Advisor to pursue investments on our behalf that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash. In addition, the “catch-up” portion of the incentive fee may encourage our Advisor to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in the timing and amounts of dividends. Our governing documents do not limit the number of loans we may make with deferred interest features or the proportion of our income we derive from such loans.

Our Advisor’s liability is limited, and we have agreed to indemnify our Advisor against certain liabilities, which may lead our Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Management Agreement, our Advisor does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow our Advisor’s advice or recommendations. Under the terms of the Investment Management Agreement, our Advisor, its officers, members, personnel and any person controlling or controlled by our Advisor is not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Advisor’s duties under the Investment Management Agreement. In addition, we have agreed to indemnify our Advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Management Agreement. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Our Board may change our operating policies and strategies, including our investment objective, without prior notice or stockholder approval, the effects of which may adversely affect our business.

Our Board may modify or waive our current operating policies and strategies, including our investment objectives, without prior notice and without stockholder approval (provided that no such modification or waiver may change the nature of our business so as to cease to be, or withdraw our election as, a BDC as provided by the 1940 Act without stockholder approval at a special meeting called upon written notice of not less than ten or more than sixty days before the date of such meeting). We cannot predict the effect any changes to our current operating policies and strategies would have on our business, results of operations or financial condition or on the value of our stock. However, the effects of any changes might adversely affect our business, any or all of which could negatively impact our ability to pay dividends or cause you to lose all or part of your investment in us.

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

We have historically depended on our Advisor’s referral relationships to generate investment opportunities. For us to achieve our future business objectives, members of our Advisor need to maintain these relationships with venture capital and private equity firms and management teams and legal firms, accounting firms, investment banks and other lenders, and we rely to a significant extent upon these relationships to provide us with investment opportunities. If they fail to maintain their existing relationships or develop new relationships with other firms or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, persons with whom our Advisor has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will lead to the origination of debt or other investments.

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

As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to an affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to that person or certain of that person’s affiliates, or entering into prohibited joint transactions with those persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.

While we have no current intention to enter into any principal transactions or joint arrangements with any affiliates, we have considered and evaluated, and will continue to consider and evaluate, the potential advantages and disadvantages of doing so. If we decide to enter into any such transactions in the future we will not do so until we have requested and received the requisite exemptive relief under Section 57 of the 1940 Act, the filing of which our Board has previously authorized.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act may involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities may be adversely affected.

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

We have not yet identified many of the potential investment opportunities for our portfolio. Our future investments will be selected by our Advisor, subject to the approval of its investment committee. Our stockholders do not have input into our Advisor’s investment decisions. As a result, our stockholders are unable to evaluate any of our future portfolio company investments. These factors increase the uncertainty, and thus the risk, of investing in our securities.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we generally are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on stake holdings in investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

If our investments do not meet our performance expectations, you may not receive distributions.

We intend to make distributions of income on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Item 1. Business — Regulation” above. Also, restrictions and provisions in any existing or future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs.

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

General economic conditions may affect our activities and the operation and value of our portfolio companies. Economic slowdowns or recessions may result in a decrease of institutional equity investment, which would limit our lending opportunities. Furthermore, many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

Our investment strategy focuses on investments in development-stage companies in our Target Industries, which are subject to many risks, including volatility, intense competition, shortened product life cycles and periodic downturns, and would be rated below “investment grade.”

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

As a BDC, we are required to carry our investments at fair value which shall be the market value of our investments or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures approved by our Board in accordance with our valuation policy. We are not permitted to maintain a reserve for loan losses. Decreases in the fair values of our investments are recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately reduces our income available for distribution in future periods.

If the assets securing the loans we make decrease in value, we may not have sufficient collateral to cover losses and may experience losses upon foreclosure.

We believe our portfolio companies generally are and will be able to repay our loans from their available capital, from future capital-raising transactions or from cash flow from operations. However, to mitigate our credit risks, we typically take a security interest in all or a portion of the assets of our portfolio companies, including the equity interests of their subsidiaries. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to appraise or sell in a timely manner and may fluctuate in value based upon the business and market conditions, including as a result of a inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration of a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration of the value of the collateral for the loan. Consequently, although such loan is secured, we may not receive principal and interest payments according to the loan’s terms and the value of the collateral may not be sufficient to recover our investment should we be forced to enforce our remedies.

In addition, because we invest in development-stage companies in our Target Industries, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory, equipment, cash and accounts receivables. Intellectual property, if any, which secures a loan could lose value if the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. In addition, in lieu of a security interest in a portfolio company’s intellectual property we may sometimes obtain a security interest in all assets of the portfolio company other than intellectual property and also obtain a commitment by the portfolio company not to grant liens to any other creditor on the company’s intellectual property. In these cases, we may have additional difficulty recovering our principal in the event of a foreclosure. Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. These events could harm our financial condition and operating results.

The lack of liquidity in our investments may adversely affect our business, and if we need to sell any of our investments, we may not be able to do so at a favorable price. As a result, we may suffer losses.

We plan to generally invest in loans with terms of up to four years and hold such investments until maturity, unless earlier prepaid, and we do not expect that our related holdings of equity securities will provide us with liquidity opportunities in the near-term. We expect to primarily invest in companies whose securities are not publicly-traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. We may also face other restrictions on our ability to liquidate an investment in a public portfolio company to the extent that we possess material non-public information regarding the portfolio company. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to dispose of our investments in the near term. However, we may be required to do so in order to maintain our qualification as a BDC and as a RIC if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Because most of our investments are illiquid, we may be unable to dispose of them, in which case we could fail to qualify as a RIC and/or BDC, or we may not be able to dispose of them at favorable prices, and as a result, we may suffer losses.

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

We currently invest, and plan to invest, primarily in privately held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our Advisor to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and a smaller market presence than larger competitors. Thus, they are generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could affect our investment returns.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. For example, most of our debt investments have, historically, been repaid prior to maturity by our portfolio companies. At the time of a liquidity event, such as a sale of the business, refinancing or public offering, many of our portfolio companies have availed themselves of the opportunity to repay our loans prior to maturity. Our investments generally allow for repayment at any time subject to certain penalties. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

The value of our investments in our portfolio companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, technology-related products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us over the life of the loan could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new technologies and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.

Our future success and competitive position depends in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our investments and/or constitutes a significant portion of the portfolio companies’ value that may be available in a downside scenario to repay our loans. Our portfolio companies rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights or other intellectual property rights, protect their trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third party’s patent or other proprietary rights, it could be required to pay damages to the third party, alter its products or processes, obtain a license from the third party and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as the value of any collateral securing our investment.

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

Risks Related to our Common Stock

There is a risk that investors in our equity securities may not receive dividends or that our dividends may not grow over time and, a portion of distributions paid to you may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more risk factors described herein. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with BDC regulation and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

On an annual basis, we will be required to determine the extent to which any distributions we made were paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which will result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. In the future, our distributions may include a return of capital.

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

The trading price of our common stock may fluctuate substantially and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market or in the market for BDCs from time to time;

•	investor demand for our shares of common stock;

•	significant volatility in the market price and trading volume of securities of registered closed-end management investment companies, BDCs or other financial services companies;

•	our inability to raise capital, borrow money or deploy or invest our capital;

•	fluctuations in interest rates;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	losing RIC status;

•	actual or anticipated changes in our earnings or fluctuations in our operating results;

•	changes in the value of our portfolio of investments;

•	general economic conditions, trends and other external factors;

•	departures of key personnel; or

•	loss of a major source of funding.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value, and we cannot assure you that the market price of our common stock will not decline following an offering.

We cannot predict the price at which our common stock will trade. Shares of closed-end investment companies frequently trade at a discount to their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval of our stockholders and our independent directors.

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

The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, our certificate of incorporation and bylaws:

•	provide for a classified board of directors, which may delay the ability of our stockholders to change the membership of a majority of our Board;

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt;

•	do not provide for cumulative voting;

•	provide that vacancies on the Board, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit the calling of special meetings of stockholders;

•	provide that our directors may be removed only for cause;

•	require supermajority voting to effect certain amendments to our certificate of incorporation and our bylaws; and

•	require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock. Our WestLB Facility also contains a covenant that prohibits us from merging or consolidating with any other person or selling all or substantially all of our assets without the prior written consent of WestLB. If we were to engage in such a transaction without such consent, WestLB could accelerate our repayment obligations under, and/or terminate, our WestLB Facility. In addition, it is a default under our Wells Facility if (i) a person or group of persons (within the meaning of the Exchange Act) acquires beneficial ownership of 20% or more of our issued and outstanding stock or (ii) during any twelve month period individuals who at the beginning of such period constituted our Board cease for any reason, other than death or disability, to constitute a majority of the directors in office. If either event were to occur, Wells could accelerate our repayment obligations under, and/or terminate, our Wells Facility.

Investors in offerings of our common stock may incur immediate dilution upon the closing of such offering.

If the public offering price for any offering of shares of our common stock is higher than the book value per share of our outstanding common stock, investors purchasing shares of common stock in any such offering will pay a price per share that exceeds the tangible book value per share after such offering.

If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

Stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All dividends payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan will experience dilution over time.

Subsequent sales in the public market of substantial amounts of our common stock by the selling stockholders may have an adverse effect on the market price of our common stock and the registration of a substantial amount of insider shares, whether or not actually sold, may have a negative impact on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, whether or not actually sold, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. In addition, because shares owned by HTF-CHF Holdings LLC, an entity that is primarily owned by certain of our officers, are being registered for resale, a negative perception could be created in the market about the Company’s prospects by such registration.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

As of December 31, 2011, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of our Advisor are suitable and adequate for our business as it is conducted.

Item 3.  Legal Proceedings

Neither we nor our Advisor are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against our Advisor.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on October 29, 2010 and is currently traded on the NASDAQ Global Select Market under the symbol “HRZN.” The following table lists the high and low closing sales price for our common stock, the closing sales price as a percentage of net asset value, or NAV, and quarterly dividends per share:

				High Sales	Low Sales
		Closing Sales Price		Price to	Price to	Dividends
	NAV(1)	High	Low	NAV(2)	NAV(2)	Declared
Year ended December 31, 2011
Fourth quarter	$17.01	$16.32	$14.40	96%	85%	$0.45
Third quarter	$17.36	$16.25	$13.88	94%	80%	$0.40
Second quarter	$17.40	$16.17	$15.21	93%	87%	$0.33
First quarter	$17.23	$16.25	$14.90	94%	86%	-
Year ended December 31, 2010
Fourth quarter(3)	$16.75	$15.59	$13.83	93%	83%	$0.22

____________

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)	From October 29, 2010 (initial public offering) to December 31, 2010.

The last reported price for our common stock on March 1, 2012 was $16.50 per share. As of March 1, 2012 we had four stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the year ended December 31, 2011, we issued a total of 43,111 shares of common stock under our dividend reinvestment plan (“DRIP”). The issuances under our DRIP are not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our DRIP was approximately $676,000.

Distributions

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, is determined by our Board. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders.

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

The following table reflects the cash distributions, including dividends and returns of capital per share that our Board has declared and we have paid, including shares issued under our DRIP, on our common stock since our inception:

Record Dates	Payment Date	Dividends Declared
Year ended December 31, 2011
November 23, 2011	November 30, 2011	$0.45
August 23, 2011	August 30, 2011	$0.40
May 19, 2011	May 26, 2011	$0.33
Total		$1.18

Year ended December 31, 2010
December 28, 2010	December 31, 2010	$0.22
Total		$0.22

On March 12, 2012, our Board declared a quarterly dividend of $0.45 per share payable on March 30, 2012 to holders of record as of March 23, 2012.

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial Services Index, for the period from October 28, 2010 (the date of the initial public offering) through December 31, 2011. The graph assumes that, on October 29, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected consolidated financial data of Horizon Technology Finance Corporation as of December 31, 2011, 2010, 2009 and 2008, and for the year ended December 31, 2011, the period from October 29, 2010 to December 31, 2010, the period from January 1, 2010 to October 28, 2010, the year ended December 31, 2009, and the period from March 4, 2008 (Inception) to December 31, 2008 is derived from the consolidated financial statements that have been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm. For the periods prior to October 29, 2010, the financial data refers to Compass Horizon Funding Company LLC. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Post-IPO as a Business Development Company		Pre-IPO Prior to becoming a Business Development Company
(In thousands, except per share data)	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010	January 1, 2010 to October 28, 2010	Year Ended December 31, 2009	March 4, 2008 (Inception) Through December 31, 2008
Statement of Operations Data:
Total investment income	$24,054	$3,251	$14,956	$15,326	$7,021
Base management fee	4,192	668	2,019	2,202	1,073
Performance based incentive fee	3,013	414	—	—	—
All other expenses	6,127	810	3,912	4,567	2,958
Net investment income before excise tax	10,722	1,359	9,025	8,557	2,990
Provision for excise tax	(211)	—	—	—	—
Net investment income	10,511	1,359	9,025	8,557	2,990
Net realized gain on investments	6,316	611	69	138	22
Provision for excise tax	(129)	—	—	—	—
Net unrealized (depreciation) appreciation on investments	(5,702)	1,449	1,481	892	(73)
Credit (provision) for loan losses	—	—	739	(274)	(1,650)
Net increase in net assets resulting from operations	$10,996	$3,419	$11,314	$9,313	$1,289
Per Share Data:
Net asset value	$17.01	$16.75	N/A	N/A	N/A
Net investment income	1.38	0.18	N/A	N/A	N/A
Net realized gain on investments	0.81	0.08	N/A	N/A	N/A
Net change in unrealized (depreciation) appreciation on investments	(0.75)	0.19	N/A	N/A	N/A
Net increase in net assets resulting from operations	1.44	0.45	N/A	N/A	N/A
Per share dividends declared	1.18	0.22	N/A	N/A	N/A
Dollar amount of dividends declared	$8,983	$1,662	N/A	N/A	N/A
Statement of Assets and Liabilities Data at Period End:
Investments, at fair value/book value	$178,013	$136,810	N/A	$111,954	$92,174
Other assets	19,798	79,395	N/A	12,914	23,041
Total assets	197,811	216,205	N/A	124,868	115,215
Total liabilities	67,927	89,010	N/A	65,375	65,430
Total net assets/members’ capital	$129,884	$127,195	N/A	$59,493	$49,785
Other data:
Weighted average annualized yield on income producing investments at fair value	14.6%	14.6%	N/A	13.9%	12.7%
Number of portfolio companies at period end	38	32	32	32	26

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, except where the context suggests otherwise, the terms “we,” “us,” “our” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation and its consolidated subsidiaries. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. For periods prior to October 28, 2010, the consolidated financial statements and related footnotes reflect the performance of our predecessor, Compass Horizon, and its wholly owned subsidiary, Horizon Credit I LLC, both of which were formed in January 2008 and commenced operations in March 2008. Amounts are stated in thousands, except shares and per share data and where otherwise noted.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to generate current income from the loans we make and capital appreciation from the warrants we receive when making such loans. We make secured loans, which we refer to as “Venture Loans,” to companies backed by established venture capital and private equity firms in our Target Industries, which we refer to as “Venture Lending.” We also selectively lend to publicly traded companies in our Target Industries.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing.

Compass Horizon, our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

Portfolio Composition and Investment Activity

The following table shows our portfolio by asset class as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	# of Investments	Fair Value	% of Total Portfolio	# of Investments	Fair Value	% of Total Portfolio
Term loans	37	$172,363	96.8%	31	$127,949	93.5%
Equipment loans	1	923	0.5%	1	2,285	1.6%
Total loans	38	173,286	97.3%	32	130,234	95.1%
Warrants	47	4,098	2.3%	43	6,225	4.6%
Equity	3	629	0.4%	2	351	0.3%
Total		$178,013	100.0%		$136,810	100.0%

Total portfolio investment activity as of and for the years ended December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
Beginning portfolio	$136,810	$113,878
New loan funding	106,350	98,267
Less refinanced balances	(8,677)	(13,593)
Net new loan funding	97,673	84,674
Principal and stock payments received on investments	(34,793)	(33,149)
Early pay-offs	(16,649)	(31,709)
Accretion of loan fees	1,895	1,399
New loan fees	(1,049)	(836)
New equity	579	350
Proceeds from sale of investments	(6,985)	(1,009)
Net realized gain on investments	6,599	680
Net (depreciation) appreciation on investments	(5,974)	2,814
Other	(93)	(282)
Ending Portfolio	$178,013	$136,810

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our loan portfolio by industry sector as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Loans at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Portfolio
Life Science
Biotechnology	$39,854	23.0%	$30,470	23.4%
Medical Device	19,281	11.1%	19,572	15.0%
Technology
Consumer-related Technologies	1,762	1.0%	4,460	3.4%
Networking	923	0.5%	2,285	1.8%
Software	23,354	13.5%	8,745	6.7%
Data Storage	3,437	2.0%	7,912	6.1%
Communications	5,134	3.0%	7,591	5.9%
Semiconductors	11,765	6.8%	—	—
Cleantech
Energy Efficiency	23,790	13.7%	16,570	12.7%
Waste Recycling	4,455	2.6%	2,363	1.8%
Healthcare Information and Services
Diagnostics	21,347	12.3%	20,472	15.7%
Other Healthcare Related Services and Technologies	18,184	10.5%	9,794	7.5%
Total	$173,286	100.0%	$130,234	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 28% and 31% of total loans outstanding as of December 31, 2011 and 2010, respectively. No single loan represented more than 10% of our total loans as of December 31, 2011 or 2010.

Loan Portfolio Asset Quality

We use a credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 or 1 represents a deteriorating credit quality and increased risk. See “Business” for more detailed descriptions. The following table shows the classification of our loan portfolio by credit rating as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Loans at Fair Value	Percentage of Loan Portfolio	Loans at Fair Value	Percentage of Loan Portfolio

Credit Rating
4	$30,108	17.4%	$29,054	22.3%
3	119,753	69.1%	94,200	72.3%
2	23,425	13.5%	6,980	5.4%
1	—	—	—	—
Total	$173,286	100.0%	$130,234	100.0%

As of December 31, 2011 and 2010 our loan portfolio had a weighted average credit rating of 3.1 and 3.2, respectively.

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

Consolidated operating results for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Total investment income	$24,054	$18,207	$15,326
Total expenses	13,332	7,823	6,769
Net investment income before excise tax	10,722	10,384	8,557
Provision for excise tax	(211)	—	—
Net investment income	10,511	10,384	8,557
Net realized gains	6,316	680	138
Provision for excise tax	(129)	—	—
Net unrealized (depreciation) appreciation	(5,702)	2,930	892
Credit (provision) for loan losses	—	739	(274)
Net income	$10,996	$14,733	$9,313
Average investments, at fair value	$164,437	$124,027	$109,561
Average debt outstanding	$78,106	$77,174	$70,582

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased by $5.8 million, or 32.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. For the year ended December 31, 2011, total investment income consisted primarily of $22.9 million in interest income from investments, which included $1.8 million in income from the amortization of discounts and origination fees on investments. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Fee income on investments was primarily comprised of a one-time success fee received upon the completion of an acquisition of one of our portfolio companies and from prepayment fees collected from our portfolio companies.

Investment income increased by $2.9 million, or 19.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. For the year ended December 31, 2010, total investment income consisted primarily of $17.4 million in interest income from investments, which included $1.4 million in income from the amortization of discounts and origination fees on investments. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Fee income was primarily comprised of loan prepayment fees collected from our portfolio companies.

For the years ended December 31, 2011, 2010 and 2009, our dollar-weighted average annualized yield on average loans was approximately 14.6%, 14.6% and 13.9%, respectively.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 21%, 22% and 23% of investment income for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, interest receivable was $3.0 million and $1.9 million, respectively, which represents one month of accrued interest income on substantially all our loans. The increase in 2011 was due to a larger loan portfolio relative to 2010.

Expenses

Total expenses increased by $5.5 million, or 70.4%, to $13.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Total expenses increased by $1.1 million, or 15.6%, to $7.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Total operating expenses for each period consisted principally of management fees, incentive and administrative fees, interest expense and, to a lesser degree, professional fees and general and administrative expenses. Interest expense, which includes the amortization of debt issuance costs, decreased in 2011 from 2010 primarily due to a lower effective interest rate in 2011. Interest expense remained consistent in 2010 and 2009 primarily from a decreasing LIBOR rate offset by a higher average outstanding debt balances on the WestLB Facility.

Effective with the completion of our initial public offering in October 2010, we pay management and incentive fees under the Investment Management Agreement which provides a higher management fee base as compared to amounts previously paid by Compass Horizon. Base management fee expense for the year ended December 31, 2011 increased by approximately $1.5 million compared to the year ended December 31, 2010 primarily due to the higher management fee base. Base management fee expense for the year ended December 31, 2010 increased by approximately $0.5 million compared to the year ended December 31, 2009 primarily due to an increase in the average loan portfolio in 2010 from 2009. Incentive fees for the year ended December 31, 2011 increased compared to the year ended December 31, 2010 due to a full twelve months of expense in 2011 compared to only two months in 2010. The incentive fees for the year ended December 31, 2011 consisted of approximately $2.7 million and $0.3 million for part one and part two of the incentive fee, respectively. There were no incentive fees prior to the IPO.

In connection with the Administration Agreement, which commenced upon our conversion to a BDC in 2010, we incurred $1.2 million of administrative fee for the year ended December 31, 2011. The administrative fee increased compared to 2010 due to a full twelve months of expense in 2011 compared to only two months in 2010.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the year ended December 31, 2011 increased by approximately $1.7 million compared to the year ended December 31, 2010 primarily due to the increased cost of being a public company. These expenses for the year ended December 31, 2010 increased by approximately $0.2 million compared to the year ended December 31, 2009 primarily due to the increased cost of being a public company.

Excise tax was incurred in 2012 as we elected to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income. At December 31, 2011, we accrued an excise tax of approximately $0.3 million on approximately $8.5 million of undistributed earnings from operations and capital gains that we intend to distribute in 2012.

Net Realized Gains and Net Unrealized Appreciation and Depreciation

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the year ended December 31, 2011, we recognized realized gains totaling approximately $6.3 million primarily due to the sale of warrants of three portfolio companies. We recognized realized gains of approximately $0.7 million during the year ended December 31, 2010 primarily due to the sale of warrants of two portfolio companies. We recognized realized gains of approximately $0.1 million during the year ended December 31, 2009 primarily due to the sale of warrants of one portfolio company.

For the year ended December 31, 2011, net unrealized depreciation on investments totaled approximately $5.7 million which was primarily due to $4.0 million in reversal of unrealized appreciation on the sale of warrants and $2.7 million of unrealized depreciation on six debt investments partially offset by unrealized appreciation on investments. For the years ended December 31, 2010 and 2009, the year to year increase is primarily due to the fair value appreciation on warrants.

Credit or Provision for Loan Losses

For the period from January 1, 2010 through October 28, 2010, the credit for loan losses was $0.7 million and for the year ended December 31, 2009 the provision for loan losses was $0.3 million. The credit arose from December 31, 2009 through October 28, 2010 primarily due to improved portfolio asset quality during 2010 across all credit ratings within the loan portfolio. The loan portfolio had a weighted average credit rating of 3.1 and 2.9 as of October 28, 2010 and December 31, 2009, respectively. See “Loan Portfolio Asset Quality.” As of October 28, 2010, the date of our election to be treated as a BDC, we no longer record a credit or provision for loan losses. We record each individual loan and investment on a quarterly basis at fair value. Changes in fair value are recorded through our statement of operations.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, we had cash and investments in money market funds of $14.8 million and $76.8 million, respectively. These amounts are available to fund new investments, reduce borrowings under the Credit Facilities, pay operating expenses and pay dividends. Our primary sources of capital have been from our IPO in October 2010, use of our Credit Facilities and from a private placement of $50 million of equity capital in March 2008.

The WestLB Facility had a three year initial revolving term and on March 3, 2011 the revolving term ended. The outstanding principal balance under the WestLB Facility of $46.7 million as of December 31, 2011 is amortizing based on loan investment payments received through March 3, 2015.

As of December 31, 2011, we had available borrowing capacity of approximately $57.2 million under our Wells Facility, subject to existing terms and advance rates. As of December 31, 2011, the outstanding principal balance under the Wells Facility was $17.8 million.

Our operating activities used cash of $4.0 million for the year ended December 31, 2011 and our financing activities used cash of $32.4 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Such cash was provided primarily from proceeds from our IPO and draws under the Credit Facilities.

Our operating activities used cash of $38.1 million for the year ended December 31, 2010 and our financing activities provided net cash proceeds of $75.0 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Such cash was provided primarily from proceeds from our IPO and draws under the WestLB Facility.

Our operating activities used cash of $0.1 million for the year ended December 31, 2009 and our financing activities provided net cash proceeds of $0.5 million for the same period. Our operating activities used cash primarily for investing in portfolio companies that was provided primarily from our availability on our WestLB Facility.

Our primary use of available funds is making investments in portfolio companies and cash distributions to holders of our common stock. We expect to opportunistically raise additional equity and debt capital as needed, and subject to market conditions, to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders all or substantially all of our income except for certain net capital gains. In addition, as a BDC, we generally will be required to meet a coverage ratio of 200%. This requirement will limit the amount that we may borrow.

Current Borrowings

We, through our wholly owned subsidiary, Credit I, entered into the WestLB Facility. The base rate borrowings under the WestLB Facility bear interest at one-month LIBOR (0.30% as of December 31, 2011 and 0.26% as of December 31, 2010) plus 2.50%. The rates were 2.80% and 2.76% as of December 31, 2011 and 2010, respectively. We were able to request advances under the WestLB Facility through March 4, 2011. We may not request new advances and we must repay the outstanding advances under the WestLB Facility as of such date and at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the WestLB Facility, particularly the condition that the principal balance of the WestLB Facility does not exceed seventy-five percent (75%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the WestLB Facility are due and payable on March 4, 2015.

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

We, through our wholly owned subsidiary, Credit II entered into the Wells Facility on July 14, 2011. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The interest rate was 5.00% as of December 31, 2011.

We may request advances under the Wells Facility through July 14, 2014 (the “Revolving Period”). After the Revolving Period, we may not request new advances and we must repay the outstanding advances under the Wells Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Wells Facility. All outstanding advances under the Wells Facility are due and payable on July 14, 2017.

The Wells Facility is collateralized by loans held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth, to restrict the loans securing the Wells Facility to certain criteria for qualified loans and to comply with portfolio company concentration limits as defined in the related loan agreement.

As of December 31, 2011 and 2010, other assets were $2.0 million and $0.7 million, respectively, which is primarily made up of debt issuance cost and prepaid expenses. The increase in 2011 was due to the debt issuance cost incurred related to the Wells Facility of approximately $1.2 million.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2011 are as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings	$64,571	$34,019	$30,552	$—	$—
Unfunded commitments	22,500	20,500	2,000	—	—

Total	$87,071	$54,519	$32,552	$—	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2011, we had unfunded commitments of approximately $22.5 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

In addition to the Wells Facility and WestLB Facility, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. Payments under the Investment Management Agreement are equal to (1) a base management fee equal to a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligation under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. See Note 3 to our Consolidated Financial Statements for additional information regarding our Investment Management Agreement and our Administration Agreement.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute at least 98% of our ordinary income and 98.2% of our capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute quarterly dividends to our stockholders as determined by our Board.

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

Valuation of Investments

Investments are recorded at fair value. Our Board determines the fair value of its portfolio investments. Prior to our election to become a BDC, loan investments were stated at current unpaid principal balances adjusted for the allowance for loan losses, unearned income and any unamortized deferred fees or costs.

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

Income taxes

We have elected to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements and we must timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at December 31, 2011 and 2010.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the loans within our portfolio were mostly at fixed rates and we expect that our loans in the future will also have primarily fixed interest rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index and typically have interest rates that are fixed at the time of the loan funding and remain fixed for the term of the loan.

Assuming that the statement of assets and liabilities as of December 31, 2011 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the Statement of Assets and Liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Our Credit Facilities have a floating interest rate provision based on a LIBOR index which resets daily, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Because we currently fund, and will continue to fund, our investments with borrowings, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control over Financial Reporting	60
Report of Independent Registered Public Accounting Firm	61
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	62
Consolidated Statements of Assets and Liabilities as of December 31, 2011 and 2010	63
Consolidated Statements of Operations for the Year Ended December 31, 2011, the Period from October 29, 2010 to December 31, 2010, the Period from January 1, 2010 to October 28, 2010, and the Year Ended December 31, 2009	64
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2011, the Period from October 29, 2010 to December 31, 2010, the Period from January 1, 2010 to October 28, 2010 and the Year Ended December 31, 2009	65
Consolidated Statements of Cash Flows for the Year Ended December 31, 2011, the Period from October 29, 2010 to December 31, 2010, the Period from January 1, 2010 to October 28, 2010, and the Year Ended December 31, 2009	66
Consolidated Schedules of Investments as of December 31, 2011 and 2010	67
Notes to the Consolidated Financial Statements	73

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Company’s policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which report appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2011, the period from October 29, 2010 to December 31, 2010, the period from January 1, 2010 to October 28, 2010, and the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2011 and 2010, by correspondence with borrower; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011, the period from October 29, 2010 to December 31, 2010, the period from January 1, 2010 to October 28, 2010, and the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Technology Finance Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2012 expressed an unqualified opinion on the effectiveness of Horizon Technology Finance Corporation’s internal control over financial reporting.

/s/  McGladrey & Pullen, LLP

New Haven, Connecticut

March 13, 2012

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited Horizon Technology Finance Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Horizon Technology Finance Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2011 and 2010 and for the year ended December 31, 2011, the period from October 29, 2010 to December 31, 2010, the period from January 1, 2010 to October 28, 2010 and the year ended December 31, 2009, and our report dated March 13, 2012 expressed an unqualified opinion.

/s/McGladrey & Pullen, LLP

New Haven, Connecticut

March 13, 2012

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share data)

	December 31,
	2011	2010

Assets
Non-affiliate investments at fair value (cost of $180,651 and $133,494, respectively) (Note 4)	$178,013	$136,810
Investment in money market funds	13,518	39,104
Cash	1,298	37,689
Interest receivable	2,985	1,938
Other assets	1,997	664
Total assets	$197,811	$216,205

Liabilities
Borrowings (Note 6)	$64,571	$87,425
Base management fee payable (Note 3)	330	360
Incentive fee payable (Note 3)	1,766	414
Other accrued expenses	1,260	811
Total liabilities	67,927	89,010

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 7,636,532 and 7,593,421 shares outstanding as of December 31, 2011 and 2010	8	8
Paid-in capital in excess of par.	124,512	123,836
Accumulated undistributed (distributions in excess of) net investment income	4,965	(143)
Net unrealized (depreciation) appreciation on investments	(2,659)	3,043
Net realized gains on investments	3,058	451
Total net assets	129,884	127,195
Total liabilities and net assets	$197,811	$216,205
Net asset value per common share	$17.01	$16.75

 See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	Post-IPO as a Business Development Company		Pre-IPO Prior to becoming a Business Development Company
			January 1,
	Year Ended	October 29, 2010	2010 to	Year Ended
	December 31,	to December 31,	October 28,	December 31,
	2011	2010	2010	2009
Investment income
Interest income on non-affiliate investments	$22,879	$2,993	$14,373	$14,987
Interest income on money market funds	91	10	60	67
Fee income on non-affiliate investments	1,084	248	523	272
Total investment income	24,054	3,251	14,956	15,326
Expenses
Interest expense	2,681	508	3,622	4,246
Base management fee (Note 3)	4,192	668	2,019	2,202
Performance based incentive fee (Note 3)	3,013	414	—	—
Administrative fee (Note 3)	1,199	88	—	—
Professional fees	1,259	92	112	131
General and administrative	988	122	178	190
Total expenses	13,332	1,892	5,931	6,769
Net investment income before excise tax	10,722	1,359	9,025	8,557
Provision for excise tax (Note 7)	(211)	—	—	—
Net investment income	10,511	1,359	9,025	8,557
Credit (provision) for loan losses	—	—	739	(274)

Net realized and unrealized gain on investments
Net realized gain on investments	6,316	611	69	138
Provision for excise tax (Note 7)	(129)	—	—	—
Net unrealized (depreciation) appreciation on investments	(5,702)	1,449	1,481	892

Net realized and unrealized gain on investments	485	2,060	1,550	1,030
Net increase in net assets resulting from operations	$10,996	$3,419	$11,314	$9,313
Net investment income per common share	$1.38	$0.18
Change in net assets per common share	$1.44	$0.45
Weighted average shares outstanding	7,610,818	7,555,722

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

	Members’	Accumulated Other Comprehensive	Common Stock		Paid-In Capital in Excess of	Accumulated Undistributed (distributions in excess of) Net Investment	Net Unrealized Appreciation (Depreciation) on	Net Realized Gains on	Total Net
	Capital	Loss	Shares	Amount	Par	Income	Investments	Investments	Assets

Balance at December 31, 2008	$50,948	$(1,163)	—	$—	$—	$—	$—	$—	$49,785
Comprehensive income:
Net income	9,313	—	—	—	—	—	—	—	9,313
Unrealized gain on interest rate swaps		395	—	—	—	—	—	—	395
Total comprehensive income	—	—	—	—	—	—	—	—	9,708
Balance at December 31, 2009	60,261	(768)	—	—	—	—	—	—	59,493
Comprehensive income:
Net income	11,314	—	—	—	—	—	—	—	11,314
Unrealized gain on interest rate swaps	—	409	—	—	—	—	—	—	409
Total comprehensive income	—	—	—	—	—	—	—	—	11,723
Cash distribution	(18,000)	—	—	—	—	—	—	—	(18,000)
Balance at October 28, 2010	53,575	(359)	—	—	—	—	—	—	53,216
Election to business development company(1)	(53,575)	359	2,645,124	3	52,456	—	1,594		837
Issuance of common stock, net of offering costs(2)	—	—	4,910,000	5	70,815	—	—	—	70,820
Net increase in net assets resulting from operations	—	—	—	—	—	1,359	1,449	611	3,419
Issuance of common stock as stock dividend	—	—	38,297	—	565	—	—	—	565
Dividends declared	—	—	—	—	—	(1,502)	—	(160)	(1,662)
Balance at December 31, 2010	—	—	7,593,421	8	123,836	(143)	3,043	451	127,195
Net increase in net assets resulting from operations	—	—	—	—	—	10,511 (3)	(5,702)	6,187 (3)	10,996
Issuance of common stock as stock dividend	—	—	43,111	—	676	—	—	—	676
Dividends declared	—	—	—	—	—	(5,403)	—	(3,580)	(8,983)
Balance at December 31, 2011	$—	$—	7,636,532	$8	$124,512	$4,965	$(2,659)	$3,058	$129,884

____________

(1)	Reclassification from members’ capital to net assets and net unrealized appreciation on investments upon election. Immediately prior to the initial public offering (“IPO”), the members of Compass Horizon Funding Company LLC (“CHF”) exchanged their membership interests for 2,645,124 shares of common stock of the Company and CHF became a wholly owned subsidiary of the Company. Concurrent with the IPO, Compass Horizon Partners, LP, one of CHF’s owners, sold 1,340,000 shares.
(2)	On October 28, 2010, the Company priced its IPO, offering 6,250,000 shares of its common stock at a public offering price of $16.00 per share. Of the 6,250,000 shares offered, 4,910,000 shares were sold by the Company and 1,340,000 shares were sold by Compass Horizon Partners, LP, one of CHF’s owners. Total offering costs were $7,740.
(3)	Net of excise tax.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Post-IPO as a Business		Pre-IPO Prior to becoming a
	Development Company		Business Development Company
		October 29,	January 1,
	Year Ended	2010 to	2010 to	Year Ended
	December 31,	December 31,	October 28,	December 31,
	2011	2010	2010	2009
Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,996	$3,419	$11,314	$9,313
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
(Credit) provision for loan losses	—	—	(739)	274
Amortization of debt issuance costs	277	200	962	1,123
Net realized gain on investments	(6,599)	(611)	(69)	(138)
Net unrealized depreciation (appreciation) on investments	5,717	(1,449)	(1,481)	(892)
Purchase of investments	(97,673)	(19,316)	(65,357)	(49,936)
Principal payments received on investments	51,442	14,273	50,325	31,190
Proceeds from sale of investments	6,623	874	135	142
Stock received in settlement of fee income	(544)	—	—	—
Changes in assets and liabilities:
Net decrease (increase) in investments in money market funds	25,586	(29,122)	(895)	10,542
(Increase) decrease in interest receivable	(1,047)	675	(1,162)	(949)
Decrease in unearned loan income	(790)	(63)	(500)	(618)
(Increase) decrease in other assets	(40)	(151)	(246)	19
Increase (decrease) in other accrued expenses	707	220	74	(175)
(Decrease) increase in base management fee payable	(30)	157	21	22
Increase in incentive fee payable	1,352	414	—	—

Net cash used in operating activities	(4,023)	(30,480)	(7,618)	(83)

Cash flows from financing activities:
Proceeds from shares sold, net of offering costs	—	70,820	—	—
Dividends and distributions paid	(8,307)	(1,097)	(18,000)	—
Net (decrease) increase in revolving borrowings	(22,854)	(3,748)	27,007	493
Debt issuance costs	(1,207)	—	—	—
Net cash (used in) provided by financing activities	(32,368)	65,975	9,007	493
Net (decrease) increase in cash	(36,391)	35,495	1,389	410

Cash:
Beginning of period	37,689	2,194	805	395
End of period	$1,298	$37,689	$2,194	$805
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,330	$393	$2,655	$3,096
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$1,316	$304	$1,212	$876
Receivables resulting from sale of investments	$361	$—	$—	$—
Stock received in settlement of investments	$—	$209	$—	$198
Decrease in interest rate swap liability	$—	$—	$(409)	$(395)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2011

(In thousands)

			Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Type of Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value

Debt Investments
Debt Investments — Life Science — 45.5%
ACT Biotech Corporation	Biotechnology	Term Loan (1)	13.10%	12/1/2013	$913	$894	$734
		Term Loan (1)	13.01%	12/1/2013	913	906	906
		Term Loan (1)	13.01%	12/1/2013	1,410	1,378	1,378
Ambit Biosciences Corporation	Biotechnology	Term Loan (1)	12.25%	10/1/2013	4,574	4,530	4,530
Anacor Pharmaceuticals, Inc. (5)	Biotechnology	Term Loan (2)	9.41%	4/1/2015	3,333	3,240	3,240
		Term Loan (2)	9.67%	4/1/2015	2,667	2,608	2,608
GenturaDx, Inc.	Biotechnology	Term Loan (2)	11.25%	4/1/2014	1,824	1,800	1,800
N30 Pharmaceuticals, LLC	Biotechnology	Term Loan (1)	11.25%	9/1/2014	2,500	2,447	2,447
		Term Loan (2)	11.25%	7/1/2015	2,500	2,413	2,413
Pharmasset, Inc. (5)	Biotechnology	Term Loan (1)	12.50%	10/1/2012	1,111	1,107	1,107
Revance Therapeutics, Inc.	Biotechnology	Convertible Note (1)	8.00%	2/10/2013	62	66	66
Sunesis Pharmaceuticals, Inc.	Biotechnology	Term Loan (2)	8.95%	10/1/2015	2,000	1,943	1,943
Supernus Pharmaceuticals, Inc.	Biotechnology	Term Loan (2)	11.00%	8/1/2014	3,000	2,972	2,972
		Term Loan (2)	11.00%	7/1/2015	7,000	6,902	6,902
Tranzyme, Inc. (5)	Biotechnology	Term Loan (1)	10.75%	1/1/2014	4,104	4,088	4,088
Xcovery Holding Company, LLC	Biotechnology	Term Loan (2)	12.00%	10/1/2013	1,444	1,440	1,240
		Term Loan (2)	12.00%	7/1/2014	1,500	1,480	1,480
OraMetrix, Inc.	Medical Device	Term Loan (1)	11.50%	4/1/2014	4,340	4,282	4,282
PixelOptics, Inc.	Medical Device	Term Loan (2)	10.75%	11/1/2014	10,000	9,921	9,921
Tengion, Inc. (5)	Medical Device	Term Loan (2)	11.75%	1/1/2014	5,000	4,958	4,661
ViOptix, Inc.	Medical Device	Term Loan (1)	13.55%	11/1/2011	418	417	417
Total Debt Investments — Life Science						59,792	59,135
Debt Investments — Technology — 35.7%
OpenPeak, Inc.	Communications	Term Loan (1)	11.86%	12/1/2013	5,486	5,431	5,134
Starcite, Inc.	Consumer-related Technologies	Term Loan (1)	12.05%	9/1/2012	1,225	1,225	1,225
Tagged, Inc.	Consumer-related Technologies	Term Loan (1)	12.78%	5/1/2012	343	343	343
		Term Loan (1)	11.46%	8/1/2012	195	194	194
Xtera Communications, Inc.	Semiconductors	Term Loan	11.50%	12/1/2014	10,000	9,814	9,814
		Term Loan	11.50%	7/1/2015	2,000	1,951	1,951
Vette Corp.	Data Storage	Term Loan (1)	11.75%	7/1/2014	5,000	4,937	3,437
IntelePeer, Inc.	Networking	Term Loan (1)	12.43%	4/1/2012	139	139	139
		Term Loan (1)	12.33%	6/1/2012	214	214	214
		Term Loan (1)	12.33%	10/1/2012	573	570	570
Construction Software Technologies, Inc.	Software	Term Loan (2)	11.75%	12/1/2014	4,000	3,947	3,947
		Term Loan	11.75%	6/1/2014	2,000	1,972	1,972
Courion Corporation	Software	Term Loan (1)	11.45%	9/1/2014	7,000	6,904	6,904
Recondo Technology, Inc.	Software	Term Loan (2)	11.50%	4/1/2015	2,000	1,927	1,927
Seapass Solutions, Inc.	Software	Term Loan (2)	11.75%	11/1/2014	5,000	4,933	4,933
StreamBase Systems, Inc.	Software	Term Loan (1)	12.51%	11/1/2013	2,816	2,787	2,787
		Term Loan (1)	12.50%	6/1/2014	896	884	884
Total Debt Investments — Technology						48,172	46,375
Debt Investments — Cleantech — 21.7%
Cereplast, Inc. (5)	Waste Recycling	Term Loan (1)	12.00%	4/1/2014	2,356	2,313	2,004
	Waste Recycling	Term Loan (1)	12.00%	6/1/2014	2,500	2,451	2,451
Aurora Algae, Inc.	Energy Efficiency	Term Loan (2)	10.50%	5/1/2015	2,500	2,476	2,476
Enphase Energy, Inc.	Energy Efficiency	Term Loan (1)	12.60%	10/1/2013	5,342	5,286	5,286
		Term Loan	10.75%	4/1/2015	2,000	1,972	1,972
		Term Loan	10.75%	4/1/2015	3,000	2,945	2,945
Satcon Technology Corporation (5)	Energy Efficiency	Term Loan (1)	12.58%	1/1/2014	7,882	7,740	7,740
Tigo Energy, Inc.	Energy Efficiency	Term Loan (1)	11.00%	8/1/2014	3,500	3,371	3,371
Total Debt Investments — Cleantech						28,554	28,245

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2011

(In thousands)

Portfolio Company	Sector	Type of Investment (3)(7)	Interest Rate (4)	Maturity	Principal Amount	Cost of Investments (6)	Fair Value

Debt Investments — Healthcare information and services — 30.4%
BioScale, Inc	Diagnostics	Term Loan (1)	12.00%	8/1/2012	962	960	960
		Term Loan (1)	11.51%	1/1/2014	5,000	4,953	4,953
Precision Therapeutics, Inc.	Diagnostics	Term Loan	10.25%	12/1/2014	7,000	6,958	6,958
Radisphere National Radiology Group, Inc.	Diagnostics	Term Loan (1)	12.75%	1/1/2014	8,546	8,476	8,476
Aperio Technologies, Inc.	Other Healthcare	Term Loan	9.64%	5/1/2015	5,000	4,937	4,937
Patientkeeper, Inc.	Other Healthcare	Term Loan	10.50%	12/1/2014	5,500	5,257	5,257
Singulex, Inc.	Other Healthcare	Term Loan (1)	11.00%	3/1/2014	2,736	2,709	2,709
		Term Loan (1)	11.00%	3/1/2014	1,824	1,806	1,806
Talyst, Inc.	Other Healthcare	Term Loan (1)	12.10%	12/1/2013	1,765	1,739	1,739
		Term Loan (1)	12.05%	12/1/2013	1,764	1,736	1,736
Total Debt Investment — Healthcare information and services						39,531	39,531
Total Debt Investments						176,049	173,286
Warrant Investments
Warrants — Life Science —0.9%
ACT Biotech Corporation	Biotechnology	Preferred Stock Warrants (1)	—	—	—	71	27
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	143	131
Anacor Pharmaceuticals, Inc. (5)	Biotechnology	Common Stock Warrants (2)	—	—	—	67	42
Anesiva, Inc. (5)	Biotechnology	Common Stock Warrants (1)	—	—	—	18	—
GenturaDx, Inc.	Biotechnology	Preferred Stock Warrants (2)	—	—	—	63	49
N30 Pharmaceuticals, LLC	Biotechnology	Preferred Stock Warrants (1) (2)	—	—	—	122	249
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	69	—
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	224	496
Sunesis Pharmaceuticals, Inc.	Biotechnology	Common Stock Warrants (2)	—	—	—	9	9
Supernus Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants (2)	—	—	—	93	168
Tranzyme, Inc. (5)	Biotechnology	Common Stock Warrants (1)	—	—	—	1	—
EnteroMedics, Inc. (5)	Medical Device	Common Stock Warrants (1)	—	—	—	347	—
OraMetrix, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	78	1
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants (2)	—	—	—	96	34
Tengion, Inc. (5)	Medical Device	Common Stock Warrants (2)	—	—	—	62	—
ViOptix, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	13	—
Total Warrants — Life Science						1,476	1,206
Warrants — Technology — 1.5%
OpenPeak, Inc.	Communications	Preferred Stock Warrants (1)	—	—	—	89	—
Everyday Health, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	69	103
SnagAJob.com, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	23	269
Tagged, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	17	81
Xtera Communications, Inc.	Semiconductors	Preferred Stock Warrants	—	—	—	206	202
Vette Corp.	Data Storage	Preferred Stock Warrants (1)	—	—	—	75	—
XIOtech, Inc.	Data Storage	Preferred Stock Warrants (1)	—	—	—	22	72
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants (1)	—	—	—	16	24
Grab Networks, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	74	—
IntelePeer, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	39	521
Motion Computing, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	7	305
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants (1)	—	—	—	7	—
Clarabridge, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	28	20
Construction Software Technologies, Inc.	Software	Preferred Stock Warrants (2)	—	—	—	45	35
Courion Corporation	Software	Preferred Stock Warrants (1)	—	—	—	85	81
DriveCam, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	20	120
Netuitive, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	27	18
Recondo Technology, Inc.	Software	Preferred Stock Warrants (2)	—	—	—	47	38
Seapass Solutions, Inc.	Software	Preferred Stock Warrants (2)	—	—	—	43	34
StreamBase Systems, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	67	68
Total Warrants — Technology						1,006	1,991

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2011

(In thousands)

Portfolio Company	Sector	Type of Investment (3)(7)	Interest Rate (4)	Maturity	Principal Amount	Cost of Investments	Fair Value

Warrants — Cleantech — 0.1%
Cereplast, Inc. (5)	Waste Recycling	Common Stock Warrants (1)	—	—	—	112	—
Enphase Energy, Inc.	Energy Efficiency	Preferred Stock Warrants (1)	—	—	—	175	110
Satcon Technology Corporation (5)	Energy Efficiency	Common Stock Warrants (1)	—	—	—	285	—
Tigo Energy, Inc.	Energy Efficiency	Preferred Stock Warrants (1)	—	—	—	101	80
Total Warrants — Cleantech						673	190
Warrants — Healthcare information and services — 0.5%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants (1)	—	—	—	54	51
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants	—	—	—	73	158
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants (1)	—	—	—	167	325
Aperio Technologies, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	—	34	27
Patientkeeper, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	—	269	44
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants (1)	—	—	—	39	25
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants (1)	—	—	—	100	81
Total Warrants — Healthcare information and services						736	711
Total Warrants						3,891	4,098
Equity — 0.5%
Insmed Incorporated (5)	Biotechnology	Common Stock (1)	—	—	—	227	101
Overture Networks Inc.	Communications	Preferred Stock (1)	—	—	—	482	526
Active Networks (5)	Consumer-related Technologies	Common Stock (1)	—	—	—	2	2
Total Equity						711	629
Total Portfolio Investment Assets						180,651	178,013
Short Term Investments — Money Market Funds — 10.4%
Blackrock Liquid Fed Funds Institutional (Fund #30)					9,861	9,861	9,861
First American Prime Obligations Fund (Class D)					2,966	2,966	2,966
Fidelity Prime Money Market (Class I Fund #690)					691	691	691
Total Short Term Investments — Money Market Funds						13,518	13,518
Total Investment Assets						$194,169	$191,531

____________

(1)	Has been pledged as collateral under the WestLB Facility.

(2)	Has been pledged as collateral under the Wells Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include any additional fees related to the investment, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of December 31, 2011.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants and equity interests are non-income producing.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2010

(In thousands)

Portfolio Company	Sector	Type of Investment (3)(7)	Interest Rate (4)	Maturity	Principal Amount	Cost of Investments(6)	Fair Value
Debt Investments
Debt Investments — Life Science — 39.3%
ACT Biotech Corporation	Biotechnology	Term Loan (1)	13.10%	6/1/2013	$971	$958	$958
		Term Loan (1)	13.01%	6/1/2013	971	957	957
		Term Loan (1)	13.01%	6/1/2013	1,500	1,478	1,478
Ambit Biosciences Corporation	Biotechnology	Term Loan (1)	12.25%	10/1/2013	6,000	5,898	5,898
GenturaDx, Inc.	Biotechnology	Term Loan	11.25%	4/1/2014	2,000	1,917	1,917
Novalar Pharmaceuticals, Inc.	Biotechnology	Term Loan (1)	12.00%	6/1/2012	3,177	3,146	3,146
Pharmasset, Inc. (4)	Biotechnology	Term Loan (1)	12.00%	8/1/2011	869	868	868
		Term Loan (1)	12.00%	1/1/2012	1,454	1,448	1,448
		Term Loan (1)	12.50%	10/1/2012	2,440	2,422	2,422
Revance Therapeutics, Inc.	Biotechnology	Term Loan (1)	10.50%	12/1/2011	1,464	1,445	1,445
		Term Loan (1)	10.50%	3/1/2013	3,535	3,478	3,478
Tranzyme, Inc.	Biotechnology	Term Loan (1)	10.75%	1/1/2014	5,000	4,966	4,966
Xcovery Holding Company, LLC	Biotechnology	Term Loan	12.00%	10/1/2013	1,500	1,490	1,490
Concentric Medical, Inc.	Medical Device	Term Loan (1)	12.04%	9/1/2013	7,000	6,887	6,887
OraMetrix, Inc.	Medical Device	Term Loan (1)	11.50%	4/1/2014	5,000	4,887	4,887
PixelOptics, Inc.	Medical Device	Term Loan (1)	13.00%	1/1/2013	4,275	4,221	4,221
Tengion, Inc. (4)	Medical Device	Term Loan (1)	12.26%	9/1/2011	2,743	2,740	2,740
ViOptix, Inc.	Medical Device	Term Loan (1)	13.55%	11/1/2011	889	885	837
Total Debt Investments — Life Science						50,091	50,043
Debt Investments — Technology — 24.4%
Hatteras Networks, Inc.	Communications	Term Loan (1)	12.40%	2/1/2011	1,041	1,042	1,042
OpenPeak, Inc.	Communications	Term Loan (1)	11.86%	12/1/2013	6,667	6,549	6,549
Starcite, Inc.	Consumer-related Technologies	Term Loan (1)	12.05%	9/1/12	2,695	2,679	2,679
Tagged, Inc.	Consumer-related Technologies	Term Loan (1)	12.78%	5/1/2012	1,288	1,284	1,284
		Term Loan (1)	11.46%	8/1/2012	499	498	498
Vette Corp.	Data Storage	Term Loan (1)	11.75%	7/1/2014	5,000	4,916	4,916
XIOtech, Inc.	Data Storage	Term Loan (1)	14.00%	5/1/2012	3,002	2,997	2,997
IntelePeer, Inc.	Networking	Term Loan (1)	12.43%	4/1/2012	522	515	515
		Term Loan (1)	12.33%	6/1/2012	602	598	598
		Term Loan (1)	12.33%	10/1/2012	1,183	1,171	1,171
Clarabridge, Inc.	Software	Term Loan (1)	12.50%	1/1/2013	1,182	1,166	1,166
		Term Loan (1)	12.50%	6/1/2013	692	688	688
		Term Loan (1)	12.50%	5/1/2014	750	743	743
Courion Corporation	Software	Term Loan (1)	11.45%	12/1/2011	1,086	1,083	1,083
Netuitive, Inc.	Software	Term Loan (1)	12.90%	4/1/2011	153	152	152
StreamBase Systems, Inc.	Software	Term Loan (1)	12.51%	11/1/2013	4,000	3,934	3,934
		Term Loan (1)	12.50%	6/1/2014	1,000	977	977
Total Debt Investments — Technology						30,992	30,992
Debt Investments — Cleantech — 14.9%
Cereplast, Inc. (4)	Waste Recycling	Term Loan (1)	12.00%	4/1/2014	2,500	2,363	2,363
Enphase Energy, Inc.	Energy Efficiency	Term Loan (1)	12.60%	10/1/2013	7,000	6,869	6,869
Satcon Technology Corporation (4)	Energy Efficiency	Term Loan (1)	12.58%	1/1/2014	10,000	9,701	9,701
Total Debt Investments — Cleantech						18,933	18,933
Debt Investments — Healthcare information and services — 23.8%
BioScale, Inc.	Diagnostics	Term Loan (1)	12.00%	8/1/2012	2,462	2,454	2,454
		Term Loan (1)	11.51%	1/1/2014	5,000	4,908	4,908
Precision Therapeutics, Inc.	Diagnostics	Term Loan (1)	13.00%	3/1/2012	3,275	3,255	3,255
Radisphere National Radiology Group, Inc.	Diagnostics	Term Loan (1)	12.75%	1/1/2014	10,000	9,855	9,855
Singulex, Inc.	Other Healthcare	Term Loan (1)	11.00%	3/1/2014	3,000	2,949	2,949
		Term Loan (1)	11.00%	3/1/2014	2,000	1,964	1,964
Talyst, Inc.	Other Healthcare	Term Loan (1)	12.10%	12/1/2013	2,500	2,443	2,443
		Term Loan (1)	12.05%	12/1/2013	2,500	2,438	2,438
Total Debt Investment — Healthcare information and services						30,266	30,266
Total Debt Investments						130,282	130,234

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2010

(In thousands)

			Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Type of Investment (3)(7)	Rate (4)	Maturity	Amount	Investments	Value
Warrant Investments
Warrants — Life Science — 2.1%
ACT Biotech Corporation	Biotechnology	Preferred Stock Warrants (1)	—	—	—	23	23
Advanced BioHealing, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	9	1,209
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	143	147
Anesiva, Inc. (4)	Biotechnology	Common Stock Warrants (1)	—	—	—	18	—
GenturaDx, Inc.	Biotechnology	Preferred Stock Warrants	—	—	—	63	63
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	69	—
Pharmasset, Inc. (4)	Biotechnology	Common Stock Warrants (1)	—	—	—	126	789
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	224	121
Tranzyme, Inc.	Biotechnology	Common Stock Warrants (1)	—	—	—	1	1
Calypso Medical Technologies, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	17	76
Concentric Medical, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	85	89
EnteroMedics, Inc. (4)	Medical Device	Common Stock Warrants (1)	—	—	—	347	18
OraMetrix, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	78	83
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	61	61
Tengion, Inc. (4)	Medical Device	Common Stock Warrants (1)	—	—	—	15	—
ViOptix, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	13	—
Total Warrants — Life Science						1,292	2,680
Warrants — Technology — 1.2%
Hatteras Networks, Inc.	Communications	Preferred Stock Warrants (1)	—	—	—	—	35
OpenPeak, Inc.	Communications	Preferred Stock Warrants (1)	—	—	—	89	92
Everyday Health, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	69	137
SnagAJob.com, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	23	39
Starcite, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	24	28
Tagged, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	17	27
Vette Corp.	Data Storage	Preferred Stock Warrants (1)	—	—	—	75	49
XIOtech, Inc.	Data Storage	Preferred Stock Warrants (1)	—	—	—	22	81
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants (1)	—	—	—	16	38
Grab Networks, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	74	—
IntelePeer, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	39	544
Motion Computing, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	7	292
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants (1)	—	—	—	7	—
Clarabridge, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	28	25
Courion Corporation	Software	Preferred Stock Warrants (1)	—	—	—	7	17
DriveCam, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	20	8
Netuitive, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	27	22
Plateau Systems, Ltd	Software	Preferred Stock Warrants (1)	—	—	—	7	35
StreamBase Systems, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	67	69
Total Warrants — Technology						618	1,538
Warrants — Cleantech — 1.0%
Cereplast, Inc. (4)	Waste Recycling	Common Stock Warrants (1)	—	—	—	112	112
Enphase Energy, Inc.	Energy Efficiency	Preferred Stock Warrants (1)	—	—	—	122	122
Satcon Technology Corporation (4)	Energy Efficiency	Common Stock Warrants (1)	—	—	—	286	1,057
Total Warrants — Cleantech						520	1,291
Warrants — Healthcare information and services — 0.6%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants (1)	—	—	—	55	49
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants (1)	—	—	—	52	139
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants (1)	—	—	—	167	384
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants (1)	—	—	—	39	39
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants (1)	—	—	—	100	105
Total Warrants — Healthcare information and services						413	716
Total Warrants						2,843	6,225

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2010

(In thousands)

Portfolio Company	Sector	Type of Investment (3)(7)	Interest Rate (4)	Maturity	Principal Amount	Cost of Investments	Fair Value
Equity — 0.3%
AFS Technologies, Inc.	Software	Common Stock (1)	—	—	—	142	142
Insmed Incorporated (4)	Biotechnology	Common Stock (1)	—	—	—	227	209
Total Equity						369	351
Total Portfolio Investment Assets						133,494	136,810
Short Term Investments — Money Market Funds — 30.7%
Blackrock Liquid Fed Funds Institutional (Fund #30)					—	3,837	3,837
BOFA Treasury Cap Reserves (Fund #4232)					—	7,500	7,500
Dreyfus Tax Exempt Cash Management Trust					—	5,000	5,000
First American Prime Obligations Fund (Class D)					—	7,765	7,765
Fidelity Prime Money Market (Class I Fund #690)					—	15,002	15,002
Total Short Term Investments — Money Market Funds						39,104	39,104
Total Investment Assets						$172,598	$175,914
Investment Liabilities
Derivative Agreement
WestLB, AG	Interest rate swap — pay fixed/receive floating, Notional Amount $10 million		3.58%	10/14/11	—	$—	$258
Total Investment Liabilities						$—	$258

____________

(1)	Has been pledged as collateral under the WestLB Facility.

(2)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(3)	All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include any additional fees related to the investment such as commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment we have provided the current interest rate in effect as of December 31, 2010.

(4)	Portfolio company is a public company.

(5)	For debt investments, represents principal balance less unearned income.

(6)	Preferred and common stock warrants and equity interests are non-income producing.

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

On October 28, 2010, the Company completed an initial public offering (“IPO”) and its common stock trades on the NASDAQ Global Select Market under the symbol “HRZN.” The Company was formed to continue and expand the business of Compass Horizon Funding Company LLC (“CHF”), a Delaware limited liability company, which commenced operations in March 2008 and became the Company’s wholly owned subsidiary with the completion of the IPO.

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as the sole equity member. Credit I is a special purpose bankruptcy remote entity and is reported herein as a wholly owned subsidiary of the Company. Credit I is a separate legal entity from the Company and CHF and the assets conveyed to Credit I are not available to creditors of the Company or any other entity other than Credit I’s lenders.

Horizon Credit II LLC (“Credit II”) was formed as a Delaware limited liability company on June 28, 2011, with the Company as the sole equity member. Credit II is a special purpose bankruptcy remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit II are not available to creditors of the Company or any other entity other than Credit II’s lenders.

Longview SBIC GP LLC and Longview SBIC LP (collectively, “Horizon SBIC”) were formed as a Delaware limited liability company and Delaware limited partnership, respectively on February 11, 2011. Horizon SBIC are wholly owned subsidiaries of the Company and were formed in anticipation of obtaining a license to operate a small business investment company (“SBIC”) from the U. S. Small Business Administration (“SBA”). There has been no activity in Horizon SBIC since its inception.

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

Note 2.  Basis of Presentation and Significant Accounting Policies

Election to become a Business Development Company and Basis of Financial Statement Presentation

The results of operations for the year ended December 31, 2011 reflect the Company’s results as a BDC under the 1940 Act, whereas the results of operations for 2010 are divided into two periods. The period from January 1, 2010 through October 28, 2010, reflects the Company’s results prior to operating as a BDC under the 1940 Act. The period from October 29, 2010 through December 31, 2010, reflects the Company’s results as a BDC under the 1940 Act. Accounting principles used in the preparation of the consolidated financial statements beginning October 29, 2010 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of loan investments and classification of hedging activity — see corresponding sections below for further discussion.

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

Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and income and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of debt, warrant and equity investments.

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

Investments

Investments are recorded at fair value. The Company’s Board determines the fair value of its portfolio investments. Prior to the Company’s election to become a BDC, loan investments were stated at current unpaid principal balances adjusted for the allowance for loan losses, unearned income and any unamortized deferred fees or costs.

The Company has the intent to hold its loans for the foreseeable future or until maturity or payoff.

Interest on loan investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. No loans were on non-accrual status as of December 31, 2011 and 2010.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the related credit facility. The unamortized balance of debt issuance costs as of December 31, 2011 and 2010, included in other assets, was $1,124 and $194, respectively. The accumulated amortization balances as of December 31, 2011 and 2010 was $84 and $3,292, respectively. The amortization expense for the year ended December 31, 2011, the period from October 29, 2010 to December 31, 2010, the period from January 1, 2010 to October 28, 2010 and the year ended December 31, 2009 relating to debt issuance costs was $277, $200, $962 and $1,123, respectively.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at December 31, 2011 and 2010. The 2010, 2009 and 2008 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Reclassifications

Certain 2010 amounts were reclassified to conform with the 2011 financial statement presentation. Such reclassifications had no impact on the 2010 and 2009 Statements of Operations.

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

The Advisor’s services under the Investment Management Agreement are not exclusive to the Company, and the Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Advisor is a registered investment adviser with the SEC. The Advisor receives fees for providing services, consisting of two components, a base management fee and an incentive fee.

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The base management fee expense was $4,192 and $668 for the year ended December 31, 2011 and the period from October 29, 2010 through December 31, 2010, respectively. The accrued management fee as of December 31, 2011 and 2010 was $330 and $360, respectively.

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

The total performance based incentive fee expense was $3,013 and $414 for the year ended December 31, 2011 and the period from October 29, 2010 through December 31, 2010, respectively. The incentive fee payable as of December 31, 2011 and 2010 was $1,766 and $414, respectively. The incentive fee payable as of December 31, 2011 includes $1,409 for part one and $356 for part two of the incentive fee, respectively.

Prior to the Company’s election to become a BDC, the Advisor served as the Advisor for CHF under a Management and Services Agreement which provided for management fees to be paid monthly at a rate of 2.00% per annum of the gross investment assets of CHF. Total management fee expense under this agreement was $2,019 for the period from January 1, 2010 to October 28, 2010, and $2,202 for the year ended December 31, 2009.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Administration Agreement

The Company entered into an Administration Agreement with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For the year ended December 31, 2011 and for the period from October 29, 2010 to December 31, 2010, $1,199 and $88 were charged to operations under this agreement, respectively.

Note 4.  Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	December 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Money market funds	$13,518	$13,518	$39,104	$39,104
Non-affiliate investments
Debt	176,049	173,286	130,282	130,234
Warrants	3,891	4,098	2,843	6,225
Equity	711	629	369	351
Total non-affiliate investments	$180,651	$178,013	$133,494	$136,810

The following table shows the Company’s portfolio investments by industry sector:

	December 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$41,322	$41,127	$31,138	$31,614
Medical Device	20,173	19,315	20,472	21,317
Technology
Consumer-related Technologies	1,871	2,217	4,592	4,692
Networking	1,043	1,749	2,405	3,120
Software	23,715	23,768	9,042	9,062
Data Storage	5,051	3,533	8,010	8,042
Internet and Media	—	—	16	38
Communications	6,003	5,660	7,681	7,719
Semiconductors	11,979	11,967	7	—
Healthcare Information and Services
Diagnostics	21,640	21,881	20,745	21,044
Other Healthcare Related Services	18,627	18,361	9,934	9,938
Cleantech
Energy Efficiency	24,351	23,980	16,977	17,749
Waste Recycling	4,876	4,455	2,475	2,475
Total non-affiliate investments	$180,651	$178,013	$133,494	$136,810

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

Cash and interest receivable:  The carrying amount is a reasonable estimate of fair value. These financial instruments are not recorded at fair value on a recurring basis.

Money Market Funds:  The carrying amounts are valued at their net asset value as of the close of business on the day of valuation. These financial instruments are recorded at fair value on a recurring basis and are categorized as Level 2 within the fair value hierarchy described above as these funds can be redeemed daily.

Debt Investments:  For variable rate loans which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolio. The fair value of fixed rate loans is estimated by discounting the expected future cash flows using the year end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolio. Therefore, the Company has categorized loan investments as Level 3 within the fair value hierarchy described above. Upon the Company’s election to become a BDC, these assets are recorded at fair value on a recurring basis.

Under certain circumstances the Company may use an alternative technique to value debt investments that better reflects its fair value such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability. Prior to the year ended December 31, 2011, there were no debt investments that required valuation under alternative techniques.

Warrant Investments:  The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on guideline publicly traded companies within indices similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. The weighted average volatility assumptions used for the warrant valuation at December 31, 2011, 2010 and 2009 were 24%, 30% and 29%, respectively.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. The marketability discount used for the warrant valuation at December 31, 2011, 2010 and 2009 was 20%.

Under certain circumstances the Company may use an alternative technique to value warrants that better reflects the warrants fair value, such as an expected settlement of a warrant in the near term or a model that incorporates a put feature associated with the warrant. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option. Prior to the year ended December 31, 2011, there were no warrants that required valuation under alternative techniques.

The fair value of the Company’s warrants held in publicly traded companies is determined based on inputs that are readily available in public markets or can be derived from information available in public markets. Therefore, the Company has categorized these warrants as Level 2 within the fair value hierarchy described in Note 2. The fair value of the Company’s warrants held in private companies is determined using both observable and unobservable inputs and represents management’s best estimate of what market participants would use in pricing the warrants at the measurement date. Therefore, the Company has categorized these warrants as Level 3 within the fair value hierarchy described above. These assets are recorded at fair value on a recurring basis.

Equity Investments: The fair value of an equity investment in a privately held company is initially the face value of the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis.

Borrowings:  The carrying amount of borrowings under the revolving credit facility approximates its fair value due to the short duration and variable interest rate of this debt. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. These liabilities are not recorded at fair value on a recurring basis.

Interest Rate Swap Derivatives:  The fair value of the Company’s interest rate swap derivative instruments is estimated as the amount the Company would pay to terminate its swaps at the balance sheet date, taking into account current interest rates and the creditworthiness of the counterparty for assets and the creditworthiness of the Company for liabilities. The Company has categorized these derivative instruments as Level 2 within the fair value hierarchy described above. These instruments are recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$13,518	$—	$13,518	$—
Debt investments	$173,286	$—	$—	$173,286
Warrant investments	$4,098	$—	$50	$4,048
Equity investments	$629	$103	$—	$526

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$39,104	$—	$39,104	$—
Debt investments	$130,234	$—	$—	$130,234
Warrant investments	$6,225	$—	$1,976	$4,249
Equity investments	$351	$209	$—	$142
Interest rate swap liability	$258	$—	$258	$—

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets:

	Post-IPO as a BDC December 31, 2011
	Debt Investments	Warrant Investments	Equity Investments	Total
Level 3 assets, beginning of period	$130,234	$4,249	$142	$134,625
Purchase of investments	97,673	—	—	97,673
Warrants and equity received and classified as Level 3	—	1,193	482	1,675
Principal payments received on investments	(51,442)	—	—	(51,442)
Proceeds from sale of investments	—	(4,846)	—	(4,846)
Net realized gain on investments	—	4,729	—	4,729
Unrealized (depreciation) appreciation included in earnings	(2,715)	(1,277)	44	(3,948)
Other	(464)	—	(142)	(606)
Level 3 assets, end of period	$173,286	$4,048	$526	$177,860

	October 29, 2010 to December 31, 2010
	Debt Investments	Warrant Investments	Equity Investments	Total
Level 3 assets, beginning of period	$—	$3,715	$—	$3,715
Transfers into Level 3 upon election to BDC	125,741	—	142	125,883
Purchase of investments	19,316	—	—	19,316
Warrants and equity received and classified as Level 3	—	192	—	192
Principal payments received on investments	(14,273)	—	—	(14,273)
Unrealized (depreciation) appreciation included in earnings	(48)	528	—	480
Other	(502)	(186)	—	(688)
Level 3 assets, end of period	$130,234	$4,249	$142	$134,625

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

	Pre-IPO Prior to becoming a BDC
	January 1, 2010 through October 28, 2010	Year Ended December 31, 2009
Warrants
Level 3 assets, beginning of period	$2,010	$557
Warrants received and classified as Level 3	927	535
Unrealized appreciation included in earnings	780	918
Other	(2)	—
Level 3 assets, end of period	$3,715	$2,010

The total change in unrealized appreciation (depreciation) included in the statement of operations attributable to Level 3 investments still held at December 31, 2011 includes $2,715 depreciation on loans, $79 appreciation on warrants and $44 appreciation on equity investments.

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of assets and liabilities, for which it is practicable to estimate that value. Certain financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value amounts for 2011 and 2010 have been measured as of the reporting date, and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported at year-end.

As of December 31, 2011 and 2010, the recorded book balances equaled fair values of all the Company’s financial instruments.

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

Note 6.  Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of December 31, 2011, the asset coverage for borrowed amounts was 291%.

The Company entered into a revolving credit facility (the “WestLB Facility”) with WestLB, AG, New York Branch (“WestLB”) effective March 4, 2008. The WestLB Facility had a three year initial revolving term and on March 3, 2011, the revolving term ended. The outstanding principal balance of the WestLB Facility is amortizing based on loan investment payments received through March 3, 2015. The interest rate is based upon the one-month LIBOR (0.30% as of December 31, 2011 and 0.26% as of December 31, 2010) plus a spread of 2.50%. The rates at December 31, 2011 and 2010 were 2.80% and 2.76%, respectively, and the average rates for the years ended December 31, 2011 and 2010 were 2.74% and 2.78%, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The WestLB Facility is collateralized by all loans and warrants held by Credit I and permits an advance rate of up to 75% of eligible loans held by Credit I. The WestLB Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the WestLB Facility to certain criteria for qualified loans, and includes portfolio company concentration limits as defined in the related loan agreement. The average amount of borrowings was approximately $71,400 and $77,000 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company had borrowings outstanding of $46,722 and $87,425, respectively, on the WestLB Facility.

The Company entered into a revolving credit facility (the “Wells Facility”) with Wells Fargo Capital Finance, LLC (“Wells”) effective July 14, 2011. The Wells Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $75 million commitment provided by Wells. The Wells Facility has a three year revolving term followed by a three year amortization period and matures on July 14, 2017. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The rate at December 31, 2011 was 5.0%, and the average rate for the three months ended December 31, 2011 was 5.0%.

The Wells Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The average amount of borrowings was approximately $6,700 for the year ended December 31, 2011. At December 31, 2011, the Company had borrowings outstanding of $17,849 on the Wells Facility.

Note 7.  Federal Income Tax

The Company elected to be treated as a RIC under Subchapter M of the Code and to distribute substantially all of its respective net taxable income. Accordingly, no provision for federal income tax has been recorded in the financial statements. Taxable income differs from net increase in net assets resulting from operations primarily due to unrealized appreciation on investments as investment gains and losses are not included in taxable income until they are realized.

The following reconciles net increase in net assets resulting from operations to taxable income:

	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010
Net increase in net assets resulting from operations	$10,996	$3,419
Net unrealized depreciation (appreciation) on investments	5,702	(1,449)
Other temporary differences	526	143
Taxable income before deductions for distributions	$17,224	$2,113

The tax character of distributions paid are as follows:

	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010
Ordinary income	$5,403	$1,502
Long-term capital gains	3,580	160
Total	$8,983	$1,662

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31, 2011	As of December 31, 2010
Undistributed ordinary income	$5,505	$—
Undistributed long-term gain	3,187	451
Unrealized (depreciation) appreciation	(5,702)	1,449
Total	$2,990	$1,900

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. For the year ended December 31, 2011, the Company elected to pay an excise tax of approximately $0.3 million on approximately $8.5 million of undistributed earnings from operations and capital gains that it intends to distribute in 2012.

Note 8.  Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk to meet the financing needs of its borrowers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of assets and liabilities. The Company attempts to limit its credit risk by conducting extensive due diligence and obtaining collateral where appropriate.

The balance of unfunded commitments to extend credit was approximately $22,500 and $26,500 as of December 31, 2011 and 2010, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented approximately 28% and 31% of total loans outstanding as of December 31, 2011 and 2010, respectively. No single loan represents more than 10% of the total loans as of December 31, 2011 and 2010. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 21%, 22% and 23% of total loan interest and fee income for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 10:  Interest Rate Swaps and Hedging Activities

On October 14, 2008, the Company entered into two interest rate swap agreements (collectively, the “Swap”) with WestLB, fixing the rate of $10 million at 3.58% and $15 million at 3.20% on the first advances of a like amount of variable rate Credit Facility borrowings. The $15 million interest rate swap expired in October 2010 and the $10 million expired in October 2011. The objective of the Swap was to hedge the risk of changes in cash flows associated with the future interest payments on the first $25 million of the variable rate Credit Facility debt with a combined notional amount of $25 million.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

During the year ended December 31, 2011, approximately $273 of net unrealized appreciation from the Swap was recorded in the consolidated statement of operations, and approximately $283 of net realized losses from the Swap was recorded in the consolidated statement of operations.

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

Prior to the Company’s election to become a BDC, the Company assessed the effectiveness of the Swap on a quarterly basis. The Company had considered the impact of the then current credit crisis in the United States in assessing the risk of counterparty default. As most of the critical terms of the hedging instruments and hedged items matched, the hedging relationship was considered to be highly effective. No ineffectiveness on the Swap was recognized during the year ended December 31, 2010.

Note 11: Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution activity during the years ended December 31, 2011 and 2010:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
Year Ended December 31, 2010
12/15/10	12/28/10	12/31/10	$0.22	$1,097	38,297	$565
Year Ended December 31, 2011
5/10/11	5/19/11	5/26/11	$0.33	$2,190	20,104	$316
8/9/11	8/23/11	8/30/11	$0.40	$2,836	13,193	$209
11/8/11	11/23/11	11/30/11	$0.45	$3,281	9,814	$151
			$1.18	$8,307	43,111	$676

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 12:  Financial Highlights

The financial highlights for the Company are as follows:

	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010

Per share data:
Net asset value at beginning of period	$16.75	$7.15
Issuance of common stock and capital contributions	—	9.67
Offering costs	—	(0.30)
Dividend declared and distributed	(1.18)	(0.22)
Net investment income	1.38	0.18
Realized gain on investments	0.81	0.08
Unrealized (depreciation) appreciation on investments	(0.75)	0.19
Net asset value at end of period	$17.01	$16.75
Per share market value, end of period	16.32	14.44%
Total return based on a market value	21.2%	(8.4	)%(2)
Shares outstanding at end of period	7,636,532	7,593,421
Ratios to average net assets:
Expenses without incentive fees	7.9%	9.8	%(1)
Incentive fees	2.3%	2.8	%(1)
Total expenses	10.2%	12.6	%(1)
Net investment income with incentive fees	8.1%	9.0	%(1)
Net investment income without incentive fees	10.4%	11.8	%(1)
Average net asset value	$130,385	$90,205	(1)

____________

(1)	Annualized.
(2)	The total return for the year ended December 31, 2011 and the period ended December 31, 2010 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

Note 13:  Selected Quarterly Financial Data (Unaudited)

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total investment income	$6,183	$6,441	$5,970	$5,460
Net investment income	3,310	2,993	1,980	2,228
Net realized and unrealized (loss) gain	(2,524)	(234)	1,843	1,400
Net (decrease) increase in net asset resulting from operations	786	2,759	3,823	3,628
Earnings per share (1)	0.10	0.36	0.50	0.48
Net asset value per share at period end (2)	$17.01	$17.36	$17.40	$17.23

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total investment income	$4,956	$5,189	$4,270	$3,793
Net investment income	2,507	3,257	2,509	2,113
Net realized and unrealized gain (loss)	2,063	1,711	(366)	202
Net increase in net asset resulting from operations	4,570	5,288	2,259	2,618
Earnings per share	N/A	N/A	N/A	N/A
Net asset value per share at period end (2)(3)	$16.75	N/A	N/A	N/A

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.
(3)	For periods ended prior to October 29, 2010, the Company did not have common shares outstanding or an equivalent and therefore, cannot calculate earnings per share and net asset value per share.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and McGladrey & Pullen, LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(1) Financial Statements — Refer to Item 8 starting on page 61.

(2) Financial Statement Schedules — None

(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by referenceto exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19,2010)
4.3	Form of Registration Rights Agreement among Compass Horizon Partners, LP, HTF-CHF Holdings LLC and the Company (Incorporated by reference to exhibit (k)(3) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.1	Form of Investment Management Agreement (Incorporated by reference to exhibit (g) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.2	Form of Custody Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)
10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.4	Form of License Agreement by and between the Company and Horizon Technology Finance, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.5	Credit and Security Agreement by and among Horizon Credit I LLC, WestLB AG, New York Branch, U.S. Bank National Association, as custodian and paying agent, and WestLB AG, New York Branch, as agent, dated as of March 4, 2008 (Incorporated by reference to exhibit (f)(1) of the Company’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 4, 2010)

10.6	First Amendment of Transaction Documentsby and among Horizon Credit I LLC, WestLB AG, New York Branch, U.S. Bank National Association, as custodian and paying agent, WestLB AG, New York Branch, as agent, Horizon Technology Finance Management LLC, and Lyon Financial Services, Inc., dated as of September 30, 2008 (Incorporated by reference to exhibit (f)(2) of the Company’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 4, 2010)
10.7	Second Amendment of Transaction Documents by and among Horizon Credit I LLC, WestLB AG, New York Branch, as the lender and agent, and U.S. Bank National Association, as custodian, dated as of October 7, 2008 (Incorporated by reference to exhibit (f)(3) of the Company’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 4, 2010)
10.8	Third Amendment of Transaction Documents by and among Horizon Credit I LLC, Compass Horizon Funding Company LLC, WestLB AG, New York Branch, as the lender and agent, and U.S. Bank National Association, as custodian, dated as of June 25, 2010 (Incorporated by reference to exhibit (f)(4) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.9	Sale and Contribution Agreement by and between Compass Horizon Funding Company LLC and Horizon Credit I LLC, dated as of March 4, 2008 (Incorporated by reference to exhibit (f)(5) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.10	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)
10.11	Loan and Security Agreement by and among Horizon Credit II LLC and Wells Fargo Capital Finance, LLC, as arranger and administrative agent, dated as of July 14, 2011 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 18, 2011)
10.12	Sale and Servicing Agreement by and among Horizon Credit II LLC, Horizon Technology Finance Management LLC, U.S. Bank National Association, Wells Fargo Capital Finance, LLC and the Company dated as of July 14, 2011 (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on July 18, 2011)
11.1*	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Code of Ethics of the Company (Incorporated by reference to exhibit (r)(1) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)
14.2	Code of Ethics of the Advisor (Incorporated by reference to exhibit (r)(2) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)
21*	List of Subsidiaries
24	Power of Attorney (included on signature page hereto)
31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Privacy Policy of the Company

____________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Date: March 13, 2012

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr. Robert D. Pomeroy, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 13, 2012

/s/ Christopher M. Mathieu Christopher M. Mathieu	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2012

/s/ Gerald A. Michaud Gerald A. Michaud	President and Director	March 13, 2012

/s/ David P. Swanson David P. Swanson	Director	March 13, 2012

/s/ James J. Bottiglieri James J. Bottiglieri	Director	March 13, 2012

/s/ Edmund V. Mahoney Edmund V. Mahoney	Director	March 13, 2012

/s/ Brett N. Silvers Brett N. Silvers	Director	March 13, 2012

/s/ Christopher B. Woodward Christopher B. Woodward	Director	March 13, 2012

