Form 10-Q
period 2012-03-31
Horizon Technology Finance Corp
filed 2012-05-08
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012 OR

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

As of May 7, 2012, the Registrant had 7,640,049 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q
TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2012 and December 31, 2011 (unaudited)	4
	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	5
	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2012 and 2011 (unaudited)	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	7
	Consolidated Schedules of Investments as of March 31, 2012 and December 31, 2011 (unaudited)	8
	Notes to the Consolidated Financial Statements (unaudited)	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

	PART II

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	35
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Forward-Looking Statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing loans and warrants;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our Advisor;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	our regulatory structure and tax status;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	our ability to cause a subsidiary to become a licensed Small Business Investment Company;

•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us;

•	the ability of our Advisor to attract and retain highly talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 and elsewhere in this quarterly report on Form 10-Q.

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

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)
(In thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Non-affiliate investments at fair value (cost of $170,745 and $180,651, respectively) (Note 4)	$167,296	$178,013
Investment in money market funds	22,944	13,518
Cash	5,697	1,298
Interest receivable	2,502	2,985
Other assets (Note 2)	2,958	1,997
Total assets	$201,397	$197,811

Liabilities
Borrowings (Note 6)	$70,236	$64,571
Base management fee payable (Note 3)	595	330
Incentive fee payable (Note 3)	838	1,766
Other accrued expenses	683	1,260
Total liabilities	72,352	67,927

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 7,640,049 and 7,636,532 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	8	8
Paid-in capital in excess of par	124,570	124,512
Accumulated undistributed net investment income	4,881	4,965
Net unrealized depreciation on investments	(3,472)	(2,659)
Net realized gains on investments	3,058	3,058
Total net assets	129,045	129,884
Total liabilities and net assets	$201,397	$197,811
Net asset value per common share	$16.89	$17.01

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Investment income
Interest income on non-affiliate investments	$5,910	$4,893
Interest income on money market funds	—	65
Fee income on non-affiliate investments	715	502
Total investment income	6,625	5,460
Expenses
Interest expense	675	810
Base management fee (Note 3)	994	1,075
Performance based incentive fee (Note 3)	838	529
Administrative fee (Note 3)	256	295
Professional fees	307	318
General and administrative	203	205
Total expenses	3,273	3,232
Net investment income	3,352	2,228

Net realized and unrealized (loss) gain on investments
Net realized gain on investments	—	206
Net unrealized (depreciation) appreciation on investments	(813)	1,194
Net realized and unrealized (loss) gain on investments	(813)	1,400

Net increase in net assets resulting from operations	$2,539	$3,628
Net investment income per common share	$0.44	$0.29
Change in net assets per common share	$0.33	$0.48
Weighted average shares outstanding	7,636,609	7,593,421

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

				Accumulated
				Undistributed
				(Distributions	Net Unrealized
			Paid-In	in Excess of)	Appreciation	Net
			Capital in	Net	(Depreciation)	Realized
	Common Stock		Excess of	Investment	on	Gains on	Total
	Shares	Amount	Par	Income	Investments	Investments	Net Assets
Balance at December 31, 2010	7,593,421	$8	$123,836	$(143)	$3,043	$451	$127,195
Net increase in net assets resulting from operations	—	—	—	2,228	1,194	206	3,628
Balance at March 31, 2011	7,593,421	$8	$123,836	$2,085	$4,237	$657	$130,823
Balance at December 31, 2011	7,636,532	$8	$124,512	$4,965	$(2,659)	$3,058	$129,884
Net increase in net assets resulting from operations	—	—	—	3,352	(813)	—	2,539
Issuance of common stock as stock dividend	3,517	—	58	—	—	—	58
Dividends declared	—	—		(3,436)	—	—	(3,436)
Balance at March 31, 2012	7,640,049	$8	$124,570	$4,881	$(3,472)	$3,058	$129,045

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,539	$3,628
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	51	194
Net realized gain on investments	—	(206)
Net unrealized depreciation (appreciation) on investments	813	(1,194)
Purchase of investments	(12,961)	(26,063)
Principal payments received on investments	23,325	11,106
Proceeds from sale of investments	—	321
Stock received in settlement of fee income	—	(482)
Changes in assets and liabilities:
Net increase in investment in money market funds	(9,426)	(1,686)
Decrease (increase) in interest receivable	483	(343)
(Decrease) increase in unearned loan income	(460)	34
Decrease in other assets	40	26
(Decrease) increase in other accrued expenses	(577)	271
Increase in base management fee payable	265	16
(Decrease) increase in incentive fee payable	(928)	115
Net cash provided by (used in) operating activities	3,164	(14,263)

Cash flows from financing activities:
Proceeds from issuance of senior notes	30,000	—
Net (decrease) increase in revolving borrowings	(24,335)	5,287
Dividends paid	(3,378)	—
Debt issuance costs	(1,052)	—
Net cash provided by financing activities	1,235	5,287
Net increase (decrease) in cash	4,399	(8,976)

Cash:
Beginning of period	1,298	37,689
End of period	$5,697	$28,713
Cash paid for interest	$581	$532
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$185	$395
Decrease in interest rate swap liability	$—	$(78)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

March 31, 2012

(In thousands)

		Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Debt Investments
Debt Investments — Life Science — 46.0%
ACT Biotech Corporation	Biotechnology	Term Loan (1)	13.10%	12/1/2013	$913	$898	$797
		Term Loan (1)	13.01%	12/1/2013	913	907	807
		Term Loan (1)	13.01%	12/1/2013	1,410	1,384	1,229
Ambit Biosciences Corporation	Biotechnology	Term Loan (1)	12.25%	10/1/2013	4,009	3,976	3,976
Anacor Pharmaceuticals, Inc. (5)	Biotechnology	Term Loan (2)	9.41%	4/1/2015	3,333	3,247	3,247
		Term Loan (2)	9.67%	4/1/2015	2,667	2,616	2,616
GenturaDx, Inc.	Biotechnology	Term Loan (2)	11.25%	4/1/2014	1,643	1,624	1,624
N30 Pharmaceuticals, LLC	Biotechnology	Term Loan (1)	11.25%	9/1/2014	2,303	2,259	2,259
		Term Loan (2)	11.25%	7/1/2015	2,500	2,422	2,422
Revance Therapeutics, Inc.	Biotechnology	Convertible Note (1)	8.00%	2/10/2013	62	68	68
Sunesis Pharmaceuticals, Inc.	Biotechnology	Term Loan (2)	8.95%	10/1/2015	2,000	1,946	1,946
Supernus Pharmaceuticals, Inc.	Biotechnology	Term Loan (2)	11.00%	8/1/2014	2,913	2,890	2,890
		Term Loan (2)	11.00%	7/1/2015	7,000	6,915	6,915
Tranzyme, Inc. (5)	Biotechnology	Term Loan (2)	10.00%	7/1/2015	7,700	7,642	7,642
Xcovery Holding Company, LLC	Biotechnology	Term Loan (2)	12.00%	10/1/2013	1,216	1,213	1,144
		Term Loan (2)	12.00%	7/1/2014	1,500	1,483	1,397
OraMetrix, Inc.	Medical Device	Term Loan (1)	11.50%	4/1/2014	3,928	3,882	3,882
PixelOptics, Inc.	Medical Device	Term Loan (2)	10.75%	11/1/2014	10,000	9,933	9,933
Tengion, Inc. (5)	Medical Device	Term Loan (2)	11.75%	1/1/2014	4,627	4,594	4,359
ViOptix, Inc.	Medical Device	Term Loan (1)	13.55%	5/1/2012	170	170	170
Total Debt Investments — Life Science						60,069	59,323
Debt Investments — Technology — 30.6%
Tagged, Inc.	Consumer-related Technologies	Term Loan (1)	12.78%	5/1/2012	87	87	87
		Term Loan (1)	11.46%	8/1/2012	113	103	103
Xtera Communications, Inc.	Semiconductors	Term Loan	11.50%	12/1/2014	10,000	9,841	9,841
		Term Loan	11.50%	7/1/2015	2,000	1,956	1,956
Vette Corp. (8)	Data Storage	Term Loan (1)	11.75%	7/1/2014	4,951	4,888	1,937
Optaros, Inc.	Internet and Media	Term Loan (2)	11.95%	10/1/2015	2,000	1,962	1,962
IntelePeer, Inc.	Networking	Term Loan (1)	12.43%	4/1/2012	35	35	35
		Term Loan (1)	12.33%	6/1/2012	109	109	109
		Term Loan (1)	12.33%	10/1/2012	407	406	406
Construction Software Technologies, Inc.	Software	Term Loan (2)	11.75%	12/1/2014	4,000	3,955	3,955
		Term Loan	11.75%	6/1/2014	2,000	1,975	1,975
Courion Corporation	Software	Term Loan	11.45%	10/1/2015	3,500	3,472	3,472
		Term Loan	11.45%	10/1/2015	3,500	3,472	3,472
Recondo Technology, Inc.	Software	Term Loan (2)	11.50%	4/1/2015	2,000	1,930	1,930
Seapass Solutions, Inc.	Software	Term Loan (2)	11.75%	11/1/2014	5,000	4,943	4,943
StreamBase Systems, Inc.	Software	Term Loan (1)	12.51%	11/1/2013	2,468	2,446	2,446
		Term Loan (1)	12.50%	6/1/2014	815	805	805
Total Debt Investments — Technology						42,385	39,434
Debt Investments — Cleantech — 22.7%
Cereplast, Inc. (5)	Waste Recycling	Term Loan (1)	12.00%	4/1/2014	2,133	2,099	1,977
	Waste Recycling	Term Loan (1)	12.00%	6/1/2014	2,282	2,242	2,112
Aurora Algae, Inc.	Energy Efficiency	Term Loan (2)	10.50%	5/1/2015	2,500	2,479	2,479
Enphase Energy, Inc. (5)	Energy Efficiency	Term Loan (1)	12.60%	10/1/2013	4,684	4,642	4,642
		Term Loan	10.75%	4/1/2015	2,000	1,976	1,976
		Term Loan	10.75%	4/1/2015	3,000	2,951	2,951
Satcon Technology Corporation (5)	Energy Efficiency	Term Loan (1)	12.58%	1/1/2014	7,041	6,931	6,931
Tigo Energy, Inc.	Energy Efficiency	Term Loan (1)	11.00%	8/1/2014	3,295	3,240	3,240
		Revolver (2)	10.75%	1/1/2014	3,000	2,943	2,943
			(Prime + 7.50%)
Total Debt Investments — Cleantech						29,503	29,251

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

March 31, 2012 — (Continued)

(In thousands)

		Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Debt Investments — Healthcare information and services — 26.3%
BioScale, Inc.	Diagnostics	Term Loan (1)	12.00%	8/1/2012	558	557	557
		Term Loan (1)	11.51%	1/1/2014	4,436	4,399	4,399
Radisphere National Radiology Group, Inc.	Diagnostics	Term Loan (2)	11.00%	10/1/2015	10,000	9,829	9,829
		Term Loan	11.00%	10/1/2015	2,000	1,971	1,971
Aperio Technologies, Inc.	Other Healthcare	Term Loan	9.64%	5/1/2015	5,000	4,945	4,945
Patientkeeper, Inc.	Other Healthcare	Term Loan	10.50%	12/1/2014	5,500	5,291	5,291
Singulex, Inc.	Other Healthcare	Term Loan (1)	11.00%	3/1/2014	2,372	2,351	2,351
		Term Loan (1)	11.00%	3/1/2014	1,581	1,566	1,566
Talyst, Inc.	Other Healthcare	Term Loan (1)	12.10%	12/1/2013	1,567	1,547	1,547
		Term Loan (1)	12.05%	12/1/2013	1,566	1,545	1,545
Total Debt Investments — Healthcare information and services						34,001	34,001
Total Debt Investments						165,958	162,009
Warrant Investments
Warrants — Life Science — 1.0%
ACT Biotech Corporation	Biotechnology	Preferred Stock Warrants (1)	—	—	—	71	30
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	143	134
Anacor Pharmaceuticals, Inc. (5)	Biotechnology	Common Stock Warrants (2)	—	—	—	67	27
Anesiva, Inc. (5)	Biotechnology	Common Stock Warrants (1)	—	—	—	18	—
GenturaDx, Inc.	Biotechnology	Preferred Stock Warrants (2)	—	—	—	63	28
N30 Pharmaceuticals, LLC	Biotechnology	Preferred Stock Warrants (1)(2)	—	—	—	122	257
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	69	—
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	223	496
Sunesis Pharmaceuticals, Inc.	Biotechnology	Common Stock Warrants (2)	—	—	—	9	122
Supernus Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants (2)	—	—	—	93	167
Tranzyme, Inc. (5)	Biotechnology	Common Stock Warrants (1)(2)	—	—	—	6	5
EnteroMedics, Inc. (5)	Medical Device	Common Stock Warrants (1)	—	—	—	347	—
OraMetrix, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	78	1
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants (2)	—	—	—	96	34
Tengion, Inc. (5)	Medical Device	Common Stock Warrants (2)	—	—	—	62	—
ViOptix, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	13	—
Total Warrants — Life Science						1,480	1,301
Warrants — Technology — 1.6%
OpenPeak, Inc.	Communications	Preferred Stock Warrants (1)	—	—	—	89	—
Everyday Health, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	69	104
SnagAJob.com, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	23	269
Tagged, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	27	86
Xtera Communications, Inc.	Semiconductors	Preferred Stock Warrants	—	—	—	206	204
Vette Corp.	Data Storage	Preferred Stock Warrants (1)	—	—	—	75	—
XIOtech, Inc.	Data Storage	Preferred Stock Warrants (1)	—	—	—	22	73
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants (1)	—	—	—	16	24
Optaros, Inc.	Internet and media	Preferred Stock Warrants (2)				18	18
Grab Networks, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	74	—
IntelePeer, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	39	522
Motion Computing, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	7	306
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants (1)	—	—	—	7	—
Clarabridge, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	28	20
Construction Software Technologies, Inc.	Software	Preferred Stock Warrants (2)	—	—	—	45	36
Courion Corporation	Software	Preferred Stock Warrants (1)	—	—	—	107	78
DriveCam, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	20	120
Netuitive, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	27	16
Recondo Technology, Inc.	Software	Preferred Stock Warrants (2)	—	—	—	47	135
Seapass Solutions, Inc.	Software	Preferred Stock Warrants (2)	—	—	—	43	35
StreamBase Systems, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	67	68
Total Warrants — Technology						1,056	2,114

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

March 31, 2012 — (Continued)

(In thousands)

		Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Warrants — Cleantech — 0.3%
Cereplast, Inc. (5)	Waste Recycling	Common Stock Warrants (1)	—	—	—	112	—
Enphase Energy, Inc. (5)	Energy Efficiency	Common Stock Warrants (1)	—	—	—	175	265
Satcon Technology Corporation (5)	Energy Efficiency	Common Stock Warrants (1)	—	—	—	285	—
Tigo Energy, Inc.	Energy Efficiency	Preferred Stock Warrants (1)(2)	—	—	—	101	80
Total Warrants — Cleantech						673	345
Warrants — Healthcare information and services — 0.7%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants (1)	—	—	—	54	52
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants	—	—	—	73	159
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants (1)(2)	—	—	—	298	459
Aperio Technologies, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	—	34	27
Patientkeeper, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	—	269	45
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants (1)	—	—	—	39	69
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants (1)	—	—	—	100	67
Total Warrants — Healthcare information and services						867	878
Total Warrants						4,076	4,638
Equity — 0.5%
Insmed Incorporated (5)	Biotechnology	Common Stock (1)	—	—	—	227	121
Overture Networks Inc.	Communications	Preferred Stock (1)	—	—	—	482	526
Active Networks (5)	Consumer-related Technologies	Common Stock (1)	—	—	—	2	2
Total Equity						711	649
Total Portfolio Investment Assets — 129.6%						$170,745	$167,296
Short Term Investments — Money Market Funds — 17.8%
Blackrock Liquid Fed Funds Institutional (Fund #30)					—	$3,721	$3,721
First American Prime Obligations Fund (Class D)					—	18,532	18,532
Fidelity Prime Money Market (Class I Fund #690)					—	691	691
Total Short Term Investments — Money Market Funds						$22,944	$22,944

(1)	Has been pledged as collateral under the WestLB Facility.

(2)	Has been pledged as collateral under the Wells Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include any additional fees related to the investment, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of March 31, 2012.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants and equity interests are non-income producing.

(8)	Investment was on non-accrual status as of March 31, 2012 and is therefore considered non-income producing.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2011
(In thousands)

		Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Debt Investments
Debt Investments — Life Science — 45.5%
ACT Biotech Corporation	Biotechnology	Term Loan (1)	13.10%	12/1/2013	$913	$894	$734
		Term Loan (1)	13.01%	12/1/2013	913	906	906
		Term Loan (1)	13.01%	12/1/2013	1,410	1,378	1,378
Ambit Biosciences Corporation	Biotechnology	Term Loan (1)	12.25%	10/1/2013	4,574	4,530	4,530
Anacor Pharmaceuticals, Inc. (5)	Biotechnology	Term Loan (2)	9.41%	4/1/2015	3,333	3,240	3,240
		Term Loan (2)	9.67%	4/1/2015	2,667	2,608	2,608
GenturaDx, Inc.	Biotechnology	Term Loan (2)	11.25%	4/1/2014	1,824	1,800	1,800
N30 Pharmaceuticals, LLC	Biotechnology	Term Loan (1)	11.25%	9/1/2014	2,500	2,447	2,447
		Term Loan (2)	11.25%	7/1/2015	2,500	2,413	2,413
Pharmasset, Inc. (5)	Biotechnology	Term Loan (1)	12.50%	10/1/2012	1,111	1,107	1,107
Revance Therapeutics, Inc.	Biotechnology	Convertible Note (1)	8.00%	2/10/2013	62	66	66
Sunesis Pharmaceuticals, Inc.	Biotechnology	Term Loan (2)	8.95%	10/1/2015	2,000	1,943	1,943
Supernus Pharmaceuticals, Inc.	Biotechnology	Term Loan (2)	11.00%	8/1/2014	3,000	2,972	2,972
		Term Loan (2)	11.00%	7/1/2015	7,000	6,902	6,902
Tranzyme, Inc. (5)	Biotechnology	Term Loan (1)	10.75%	1/1/2014	4,104	4,088	4,088
Xcovery Holding Company, LLC	Biotechnology	Term Loan (2)	12.00%	10/1/2013	1,444	1,440	1,240
		Term Loan (2)	12.00%	7/1/2014	1,500	1,480	1,480
OraMetrix, Inc.	Medical Device	Term Loan (1)	11.50%	4/1/2014	4,340	4,282	4,282
PixelOptics, Inc.	Medical Device	Term Loan (2)	10.75%	11/1/2014	10,000	9,921	9,921
Tengion, Inc. (5)	Medical Device	Term Loan (2)	11.75%	1/1/2014	5,000	4,958	4,661
ViOptix, Inc.	Medical Device	Term Loan (1)	13.55%	11/1/2011	418	417	417
Total Debt Investments — Life Science						59,792	59,135
Debt Investments — Technology — 35.7%
OpenPeak, Inc.	Communications	Term Loan (1)	11.86%	12/1/2013	5,486	5,431	5,134
Starcite, Inc.	Consumer-related Technologies	Term Loan (1)	12.05%	9/1/2012	1,225	1,225	1,225
Tagged, Inc.	Consumer-related Technologies	Term Loan (1)	12.78%	5/1/2012	343	343	343
		Term Loan (1)	11.46%	8/1/2012	195	194	194
Xtera Communications, Inc.	Semiconductors	Term Loan	11.50%	12/1/2014	10,000	9,814	9,814
		Term Loan	11.50%	7/1/2015	2,000	1,951	1,951
Vette Corp.	Data Storage	Term Loan (1)	11.75%	7/1/2014	5,000	4,937	3,437
IntelePeer, Inc.	Networking	Term Loan (1)	12.43%	4/1/2012	139	139	139
		Term Loan (1)	12.33%	6/1/2012	214	214	214
		Term Loan (1)	12.33%	10/1/2012	573	570	570
Construction Software Technologies, Inc.	Software	Term Loan (2)	11.75%	12/1/2014	4,000	3,947	3,947
		Term Loan	11.75%	6/1/2014	2,000	1,972	1,972
Courion Corporation	Software	Term Loan (1)	11.45%	9/1/2014	7,000	6,904	6,904
Recondo Technology, Inc.	Software	Term Loan (2)	11.50%	4/1/2015	2,000	1,927	1,927
Seapass Solutions, Inc.	Software	Term Loan (2)	11.75%	11/1/2014	5,000	4,933	4,933
StreamBase Systems, Inc.	Software	Term Loan (1)	12.51%	11/1/2013	2,816	2,787	2,787
		Term Loan (1)	12.50%	6/1/2014	896	884	884
Total Debt Investments — Technology						48,172	46,375
Debt Investments — Cleantech — 21.7%
Cereplast, Inc. (5)	Waste Recycling	Term Loan (1)	12.00%	4/1/2014	2,356	2,313	2,004
	Waste Recycling	Term Loan (1)	12.00%	6/1/2014	2,500	2,451	2,451
Aurora Algae, Inc.	Energy Efficiency	Term Loan (2)	10.50%	5/1/2015	2,500	2,476	2,476
Enphase Energy, Inc.	Energy Efficiency	Term Loan (1)	12.60%	10/1/2013	5,342	5,286	5,286
		Term Loan	10.75%	4/1/2015	2,000	1,972	1,972
		Term Loan	10.75%	4/1/2015	3,000	2,945	2,945
Satcon Technology Corporation (5)	Energy Efficiency	Term Loan (1)	12.58%	1/1/2014	7,882	7,740	7,740
Tigo Energy, Inc.	Energy Efficiency	Term Loan (1)	11.00%	8/1/2014	3,500	3,371	3,371
Total Debt Investments — Cleantech						28,554	28,245

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2011 — (Continued)
(In thousands)

		Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Debt Investments — Healthcare information and services — 30.4%
BioScale, Inc.	Diagnostics	Term Loan (1)	12.00%	8/1/2012	962	960	960
		Term Loan (1)	11.51%	1/1/2014	5,000	4,953	4,953
Precision Therapeutics, Inc.	Diagnostics	Term Loan	10.25%	12/1/2014	7,000	6,958	6,958
Radisphere National Radiology Group, Inc.	Diagnostics	Term Loan (1)	12.75%	1/1/2014	8,546	8,476	8,476
Aperio Technologies, Inc.	Other Healthcare	Term Loan	9.64%	5/1/2015	5,000	4,937	4,937
Patientkeeper, Inc.	Other Healthcare	Term Loan	10.50%	12/1/2014	5,500	5,257	5,257
Singulex, Inc.	Other Healthcare	Term Loan (1)	11.00%	3/1/2014	2,736	2,709	2,709
		Term Loan (1)	11.00%	3/1/2014	1,824	1,806	1,806
Talyst, Inc.	Other Healthcare	Term Loan (1)	12.10%	12/1/2013	1,765	1,739	1,739
		Term Loan (1)	12.05%	12/1/2013	1,764	1,736	1,736
Total Debt Investment — Healthcare information and services						39,531	39,531
Total Debt Investments						176,049	173,286
Warrant Investments
Warrants — Life Science —0.9%
ACT Biotech Corporation	Biotechnology	Preferred Stock Warrants (1)	—	—	—	71	27
Ambit Biosciences, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	143	131
Anacor Pharmaceuticals, Inc. (5)	Biotechnology	Common Stock Warrants (2)	—	—	—	67	42
Anesiva, Inc. (5)	Biotechnology	Common Stock Warrants (1)	—	—	—	18	—
GenturaDx, Inc.	Biotechnology	Preferred Stock Warrants (2)	—	—	—	63	49
N30 Pharmaceuticals, LLC	Biotechnology	Preferred Stock Warrants (1)(2)	—	—	—	122	249
Novalar Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	69	—
Revance Therapeutics, Inc.	Biotechnology	Preferred Stock Warrants (1)	—	—	—	224	496
Sunesis Pharmaceuticals, Inc.	Biotechnology	Common Stock Warrants (2)	—	—	—	9	9
Supernus Pharmaceuticals, Inc.	Biotechnology	Preferred Stock Warrants (2)	—	—	—	93	168
Tranzyme, Inc. (5)	Biotechnology	Common Stock Warrants (1)	—	—	—	1	—
EnteroMedics, Inc. (5)	Medical Device	Common Stock Warrants (1)	—	—	—	347	—
OraMetrix, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	78	1
PixelOptics, Inc.	Medical Device	Preferred Stock Warrants (2)	—	—	—	96	34
Tengion, Inc. (5)	Medical Device	Common Stock Warrants (2)	—	—	—	62	—
ViOptix, Inc.	Medical Device	Preferred Stock Warrants (1)	—	—	—	13	—
Total Warrants — Life Science						1,476	1,206
Warrants — Technology — 1.5%
OpenPeak, Inc.	Communications	Preferred Stock Warrants (1)	—	—	—	89	—
Everyday Health, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	69	103
SnagAJob.com, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	23	269
Tagged, Inc.	Consumer-related Technologies	Preferred Stock Warrants (1)	—	—	—	17	81
Xtera Communications, Inc.	Semiconductors	Preferred Stock Warrants	—	—	—	206	202
Vette Corp.	Data Storage	Preferred Stock Warrants (1)	—	—	—	75	—
XIOtech, Inc.	Data Storage	Preferred Stock Warrants (1)	—	—	—	22	72
Cartera Commerce, Inc.	Internet and media	Preferred Stock Warrants (1)	—	—	—	16	24
Grab Networks, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	74	—
IntelePeer, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	39	521
Motion Computing, Inc.	Networking	Preferred Stock Warrants (1)	—	—	—	7	305
Impinj, Inc.	Semi-conductor	Preferred Stock Warrants (1)	—	—	—	7	—
Clarabridge, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	28	20
Construction Software Technologies, Inc.	Software	Preferred Stock Warrants (2)	—	—	—	45	35
Courion Corporation	Software	Preferred Stock Warrants (1)	—	—	—	85	81
DriveCam, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	20	120
Netuitive, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	27	18
Recondo Technology, Inc.	Software	Preferred Stock Warrants (2)	—	—	—	47	38
Seapass Solutions, Inc.	Software	Preferred Stock Warrants (2)	—	—	—	43	34
StreamBase Systems, Inc.	Software	Preferred Stock Warrants (1)	—	—	—	67	68
Total Warrants — Technology						1,006	1,991

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2011 — (Continued)
(In thousands)

		Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Warrants — Cleantech — 0.1%
Cereplast, Inc. (5)	Waste Recycling	Common Stock Warrants (1)	—	—	—	112	—
Enphase Energy, Inc.	Energy Efficiency	Preferred Stock Warrants (1)	—	—	—	175	110
Satcon Technology Corporation (5)	Energy Efficiency	Common Stock Warrants (1)	—	—	—	285	—
Tigo Energy, Inc.	Energy Efficiency	Preferred Stock Warrants (1)	—	—	—	101	80
Total Warrants — Cleantech						673	190
Warrants — Healthcare information and services — 0.5%
BioScale, Inc.	Diagnostics	Preferred Stock Warrants (1)	—	—	—	54	51
Precision Therapeutics, Inc.	Diagnostics	Preferred Stock Warrants	—	—	—	73	158
Radisphere National Radiology Group, Inc.	Diagnostics	Preferred Stock Warrants (1)	—	—	—	167	325
Aperio Technologies, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	—	34	27
Patientkeeper, Inc.	Other Healthcare	Preferred Stock Warrants	—	—	—	269	44
Singulex, Inc.	Other Healthcare	Preferred Stock Warrants (1)	—	—	—	39	25
Talyst, Inc.	Other Healthcare	Preferred Stock Warrants (1)	—	—	—	100	81
Total Warrants — Healthcare information and services						736	711
Total Warrants						3,891	4,098
Equity — 0.5%
Insmed Incorporated (5)	Biotechnology	Common Stock (1)	—	—	—	227	101
Overture Networks Inc.	Communications	Preferred Stock (1)	—	—	—	482	526
Active Networks (5)	Consumer-related Technologies	Common Stock (1)	—	—	—	2	2
Total Equity						711	629
Total Portfolio Investment Assets — 137.1%						$180,651	$178,013
Short Term Investments — Money Market Funds — 10.4%
Blackrock Liquid Fed Funds Institutional (Fund #30)					—	$9,861	$9,861
First American Prime Obligations Fund (Class D)					—	2,966	2,966
Fidelity Prime Money Market (Class I Fund #690)					—	691	691
Total Short Term Investments — Money Market Funds						$13,518	$13,518

(1)	Has been pledged as collateral under the WestLB Facility.

(2)	Has been pledged as collateral under the Wells Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include any additional fees related to the investment, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of December 31, 2011.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants and equity interests are non-income producing.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 1. Organization

Horizon Technology Finance Corporation (the “Company”) was organized as a Delaware corporation on March 16, 2010 and is an externally managed, non-diversified, closed end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and capital gains the Company distributes to the stockholders. The Company primarily makes secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries.

On October 28, 2010 the Company completed an initial public offering (“IPO”) and its common stock trades on the NASDAQ Global Select Market under the symbol “HRZN”. The Company was formed to continue and expand the business of Compass Horizon Funding Company LLC (“CHF”), a Delaware limited liability company, which commenced operations in March 2008 and became the Company’s wholly owned subsidiary with the completion of the IPO.

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

Longview SBIC GP LLC and Longview SBIC LP (collectively, “Horizon SBIC”) were formed as a Delaware limited liability company and Delaware limited partnership, respectively, on February 11, 2011. Horizon SBIC are wholly owned subsidiaries of the Company and were formed in anticipation of obtaining a license to operate a small business investment company from the U. S. Small Business Administration. There has been no activity in Horizon SBIC since its inception.

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

Basis of Financial Statement Presentation

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

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs), (ASU 2011-04). ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and IFRSs. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance. In addition, ASU 2011-04 requires additional fair value disclosures. The Company adopted ASU 2011-04 in the quarter ended March 31, 2012 and included the additional required disclosures in Note 5.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. As of March 31, 2012, there was one loan on non-accrual status with an approximate cost of $4.9 million and a fair value of approximately $1.9 million. There were no loans on non-accrual status as of December 31, 2011.

The Company receives a variety of fees from borrowers in the ordinary course of conducting its business, including advisory fees, commitment fees, amendment fees, non-utilization fees and prepayment fees (collectively, the “Fees”). In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. Loan origination fees, net of certain direct origination costs, are deferred and, along with unearned income, are amortized as a level yield adjustment over the respective term of the loan. Fees for counterparty loan commitments with multiple loans are allocated to each loan based upon each loan’s relative fair value. When a loan is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the loan is returned to accrual status.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and amortized as interest expense over the term of the related borrowings. The unamortized balance of debt issuance costs as of March 31, 2012 and December 31, 2011, included in other assets, was $2.1 million and $1.1 million, respectively. The accumulated amortization balances as of both March 31, 2012 and December 31, 2011 were $0.1 million. The amortization expense for the three months ended March 31, 2012 and March 31, 2011 relating to debt issuance costs was $0.1 million and $0.2 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2012 and 2011, no amount was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at March 31, 2012 and December 31, 2011. The 2011, 2010 and 2009 tax years remain subject to examination by U.S. federal and state tax authorities.

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The accrued management fee as of March 31, 2012 and December 31, 2011 was $0.6 million and $0.3 million, respectively. The base management fee expense for the three months ended March 31, 2012 and 2011 was $1.0 million and $1.1 million, respectively.

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

The total performance based incentive fee expense was approximately $0.8 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. The incentive fee payable as of March 31, 2012 and December 31, 2011 was $0.8 million and $1.8 million, respectively. The incentive payable as of March 31, 2012 includes $0.8 million for part one and no accrual for part two of the incentive fee.

Administration Agreement

The Company entered into an Administration Agreement with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For the three months ended March 31, 2012 and 2011, $0.3 million was charged to operations under this agreement.

Note 4. Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Money market funds	$22,944	$22,944	$13,518	$13,518
Non-affiliate investments
Debt	$165,958	$162,009	$176,049	$173,286
Warrants	4,076	4,638	3,891	4,098
Equity	711	649	711	629
Total non-affiliate investments	$170,745	$167,296	$180,651	$178,013

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table shows the Company’s portfolio investments by industry sector:

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$42,602	$42,366	$41,322	$41,127
Medical Device	19,174	18,379	20,173	19,315
Technology
Consumer-Related Technologies	309	651	1,871	2,217
Networking	671	1,378	1,043	1,749
Software	23,382	23,506	23,715	23,768
Data Storage	5,002	2,035	5,051	3,533
Internet and Media	1,980	1,980	—	—
Communications	571	526	6,003	5,660
Semiconductors	12,010	12,000	11,979	11,967
Healthcare Information and Services
Diagnostics	17,180	17,426	21,640	21,881
Other Healthcare Related Services	17,688	17,453	18,627	18,361
Cleantech
Energy Efficiency	25,722	25,507	24,351	23,980
Waste Recycling	4,454	4,089	4,876	4,455
Total non-affiliate investments	$170,745	$167,296	$180,651	$178,013

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

Investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Cash and interest receivable: The carrying amount is a reasonable estimate of fair value. These financial instruments are not recorded at fair value on a recurring basis and are categorized as Level 1 within the fair value hierarchy described above.

Money Market Funds: The carrying amounts are valued at their net asset value as of the close of business on the day of valuation. These financial instruments are recorded at fair value on a recurring basis and are categorized as Level 2 within the fair value hierarchy described above as these funds can be redeemed daily.

Debt Investments: For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At both March 31, 2012 and December 31 2011, the discount rates used ranged from 8% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

Under certain circumstances the Company may use an alternative technique to value debt investments that better reflects its fair value such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability. Prior to the year ended December 31, 2011, there were no debt investments that required valuation under alternative techniques.

Warrant Investments: The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on guideline publicly traded companies within indices similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. The weighted average volatility assumptions used for the warrant valuation at March 31, 2012 and December 31, 2011 was 24%. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk free rates used for the warrant valuations at March 31, 2012 and December 31, 2011 ranged from 0.19% to 1.04%, and 0.12% to 0.83%, respectively.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. The marketability discount used for the warrant valuations at both March 31, 2012 and December 31, 2011 was 20%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement.

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

The fair value of the Company’s warrants held in publicly traded companies is determined based on inputs that are readily available in public markets or can be derived from information available in public markets. Therefore, the Company has categorized these warrants as Level 2 within the fair value hierarchy described above. The fair value of the Company’s warrants held in private companies is determined using both observable and unobservable inputs and represents management’s best estimate of what market participants would use in pricing the warrants at the measurement date. Therefore, the Company has categorized these warrants as Level 3 within the fair value hierarchy described above. These financial instruments are recorded at fair value on a recurring basis.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Equity Investments: The fair value of an equity investment in a privately held company is initially the face value of the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement. The Company has categorized these equity investments as Level 3 within the fair value hierarchy described above. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. Therefore, the Company has categorized these equity investments as Level 1 within the fair value hierarchy described above. These assets are recorded at fair value on a recurring basis.

Borrowings: The carrying amount of borrowings under the revolving credit facilities approximate fair value due to the short duration and variable interest rate of these credit facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of our fixed rate Senior Notes is based on the closing public share price on the date of measurement and approximates the carrying value as of March 31, 2012. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. These financial instruments are not recorded at fair value on a recurring basis.

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

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$22,944	$—	$22,944	$—
Debt investments	$162,009	$—	$—	$162,009
Warrant investments	$4,638	$—	$419	$4,219
Equity investments	$649	$123	$—	$526

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$13,518	$—	$13,518	$—
Debt investments	$173,286	$—	$—	$173,286
Warrant investments	$4,098	$—	$50	$4,048
Equity investments	$629	$103	$—	$526

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets:

	Three months ended March 31, 2012
	Debt	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$173,286	$4,048	$526	$177,860
Purchase of investments	12,961	—	—	12,961
Warrants and equity received and classified as Level 3	—	180	—	180
Principal payments received on investments	(23,325)	—	—	(23,325)
Unrealized (depreciation) appreciation included in earnings	(1,186)	102	—	(1,084)
Transfer out of Level 3	—	(111)	—	(111)
Other	273	—	—	273
Level 3 assets, end of period	$162,009	$4,219	$526	$166,754

The Company’s transfers between levels are recognized at the end of the reporting period.  During the quarter ended March 31, 2012, there were no transfers between Level 1 and Level 2.  The transfer out of Level 3 relates to warrants held in one portfolio company, with a value of $0.1 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the quarter ended March 31, 2012. Because the fair value of the portfolio company’s warrants held are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of March 31, 2012.

	Three months ended March 31, 2011
	Debt	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$130,234	$4,249	$142	$134,625
Purchase of investments	26,063	—	—	26,063
Warrants and equity received and classified as Level 3	—	306	482	788
Principal payments received on investments	(11,106)	—	—	(11,106)
Proceeds from sale of investments	—	(12)	—	(12)
Net realized gain on investments	—	12	—	12
Net (depreciation) appreciation on investments	(12)	853	44	885
Other	(513)	—	—	(513)
Level 3 assets, end of period	$144,666	$5,408	$668	$150,742

The total change in unrealized appreciation (depreciation) included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2012 includes $1.5 million depreciation on loans and $0.1 million appreciation on warrants.

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of assets and liabilities, for which it is practicable to estimate that value. Certain financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value amounts have been measured as of the reporting date, and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

As of March 31, 2012 and December 31, 2011, the recorded book balances equaled the fair values for all of the Company’s financial instruments that are not recognized at fair value.

Off-balance sheet instruments

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of March 31, 2012, the asset coverage for borrowed amounts was 278%.

The Company entered into a revolving credit facility (the “WestLB Facility”) with WestLB, AG, New York Branch (“WestLB”) effective March 4, 2008. The WestLB Facility had a three year initial revolving term and on March 3, 2011, the revolving term ended. The outstanding principal balance of the WestLB Facility is amortizing based on loan investment payments received through March 3, 2015. The interest rate is based upon the one-month LIBOR (0.24% as of March 31, 2012 and 0.30% as of December 31, 2011) plus a spread of 2.50%. The rates at March 31, 2012 and December 31, 2011 were 2.74% and 2.80%, respectively, and the average rates for the three months ended March 31, 2012 and 2011 were 2.79%, and 2.78%, respectively.

The WestLB Facility is collateralized by all loans and warrants held by Credit I and permits an advance rate of up to 75% of eligible loans held by Credit I. The WestLB Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the WestLB Facility to certain criteria for qualified loans, and includes portfolio company concentration limits as defined in the related loan agreement. The average amounts of borrowings were approximately $41.0 million and $85.0 million for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, the Company had actual borrowings outstanding of approximately $35.4 million and $46.7 million, respectively, on the WestLB Facility.

The Company entered into a revolving credit facility (the “Wells Facility”) with Wells Fargo Capital Finance, LLC (“Wells”) effective July 14, 2011. The Wells Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $75 million commitment provided by Wells. The Wells Facility has a three year revolving term followed by a three year amortization period and matures on July 14, 2017. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The rate at March 31, 2012 was 5.00%, and the average rate for the three months ended March 31, 2012 was 5.00%.

The Wells Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The average amount of borrowings was approximately $17.0 million for the three months ended March 31, 2012. At March 31, 2012 and December 31, 2011, the Company had borrowings outstanding of approximately $4.8 million and $17.8 million on the Wells Facility.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 (the “Senior Notes”). The Senior Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The Senior Notes are the Company’s direct unsecured obligations and rank (i) pari passu with the Company’s future senior unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Senior Notes; (iii) effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Senior Notes are listed on the New York Stock Exchange under the symbol “HTF.”

In connection with the Senior Notes, the Company granted the underwriters a 30-day option to purchase up to an additional $4.5 million in aggregate principal amount of Senior Notes to cover overallotments, if any. Pursuant to this option, $3.0 million in aggregate principal amount of Senior Notes were issued and sold on April 18, 2012.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 7. Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its borrowers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities. The Company attempts to limit its credit risk by conducting extensive due diligence and obtaining collateral where appropriate.

The balance of unfunded commitments to extend credit was approximately $16.0 million and $22.5 million as of March 31, 2012 and December 31, 2011, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 8. Concentrations of Credit Risk

The Company’s loan portfolio consists primarily of loans to development-stage companies at various stages of development in the technology, life science, healthcare information and services and cleantech industries. Many of these companies may have relatively limited operating histories and also may experience variation in operating results. Many of these companies conduct business in regulated industries and could be affected by changes in government regulations. Most of the Company’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements and, in many instances, to service the interest and principal payments on the loans.

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented approximately 32% and 28% of total loans outstanding as of March 31, 2012 and December 31, 2011, respectively. No single loan represents more than 10% of the total loans as of March 31, 2012 and December 31, 2011. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 29% and 31% of total loan interest and fee income for the three months ended March 31, 2012 and March 31, 2011, respectively.

Note 9: Interest Rate Swaps and Hedging Activities

On October 14, 2008, the Company entered into two interest rate swap agreements (collectively, the “Swap”) with WestLB, fixing the rate of $10 million at 3.58% and $15 million at 3.20% on the first advances of a like amount of variable rate WestLB Facility borrowings. The $15 million interest rate swap expired in October 2010 and the $10 million interest rate swap expired in October 2011. The objective of the Swap was to hedge the risk of changes in cash flows associated with the future interest payments on the first $25 million of the variable rate WestLB Facility debt with a combined notional amount of $25 million.

During the three months ended March 31, 2011, approximately $78 of net unrealized appreciation, and approximately $83 of net realized losses, from the Swap were recorded in the statement of operations.

Note 10: Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution activity as of March 31, 2012:

Date	Record	Payment	Amount	Cash	Drip Shares	Drip Shares
Declared	Date	Date	Per Share	Distribution	Issued	Values
12/15/10	12/28/10	12/31/10	$0.22	$1,097	38,297	$565
5/10/11	5/19/11	5/26/11	$0.33	$2,190	20,104	$316
8/9/11	8/23/11	8/30/11	$0.40	$2,836	13,193	$209
11/8/11	11/23/11	11/30/11	$0.45	$3,281	9,814	$151
3/12/12	3/23/12	3/30/12	$0.45	$3,378	3,517	$58

On May 3, 2012, the Company declared a first quarter dividend of $0.45 per share, payable on May 31, 2012 to stockholders of record on May 17, 2012.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 11: Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
Per share data:
Net asset value at beginning of period	$17.01		$16.75
Dividend declared and distributed	(0.45)		—
Net investment income	0.44		0.29
Realized gain on investments	0.00		0.03
Unrealized (depreciation) appreciation on investments	(0.11)		0.16
Net asset value at end of period	$16.89		$17.23
Per share market value, end of period	$16.61		$16.07
Total return based on market value	4.5%		11.3%
Shares outstanding at end of period	7,640,049		7,593,421
Ratios to average net assets:
Expenses without incentive fees	7.5	%(1)	8.4	%(1)
Incentive fees	2.6	%(1)	1.6	%(1)
Total expenses	10.1	%(1)	10.0	%(1)
Net investment income with incentive fees	10.4	%(1)	6.9	%(1)
Average net asset value	$129,465		$129,008

(1)	Annualized.

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

Compass Horizon Funding Company LLC (“Compass Horizon”) our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

Portfolio Composition and Investment Activity

The following table shows our portfolio composition by asset class as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
			% of			% of
	# of	Fair	Total	# of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
Term loans	33	$158,516	94.7%	37	$172,363	96.8%
Revolving loans	1	2,943	1.8%	—	—	0.0%
Equipment loans	1	550	0.3%	1	923	0.5%
Total loans	35	162,009	96.8%	38	173,286	97.3%
Warrants	48	4,638	2.8%	47	4,098	2.3%
Equity	3	649	0.4%	3	629	0.4%
Total		$167,296	100.0%		$178,013	100.0%

Total portfolio investment activity for the three months ended March 31, 2012 and 2011 was as follows:

	For the three	For the three
	Months ended	Months ended
	March 31, 2012	March 31, 2011
Beginning portfolio	$178,013	$136,810
New loan funding	31,700	28,833
Less refinanced balances	(18,739)	(2,770)
Net new loan funding	12,961	26,063
Principal payments received on investments	(9,120)	(7,759)
Early pay-offs	(14,205)	(3,347)
Accretion of loan fees	642	395
New loan fees	(182)	(513)
New equity	—	577
Proceeds from sale of investments	—	(321)
Net realized gain on investments	—	289
Net (depreciation) appreciation on investments	(813)	1,022
Ending portfolio	$167,296	$153,216

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Loans at	Percentage	Loans at	Percentage
	Fair	of Total	Fair	of Total
	Value	Portfolio	Value	Portfolio
Life Science
Biotechnology	$40,979	25.3%	$39,854	23.0%
Medical Device	18,344	11.3%	19,281	11.1%
Technology
Consumer-Related Technologies	190	0.1%	1,762	1.0%
Networking	550	0.4%	923	0.5%
Software	22,998	14.2%	23,354	13.5%
Data Storage	1,937	1.2%	3,437	2.0%
Internet and Media	1,962	1.2%	—	—
Communications	—	—	5,134	3.0%
Semiconductors	11,797	7.3%	11,765	6.8%
Cleantech
Energy Efficiency	25,162	15.5%	23,790	13.7%
Waste Recycling	4,089	2.5%	4,455	2.6%
Healthcare Information and Services
Diagnostics	16,756	10.4%	21,347	12.3%
Other Healthcare Related Services	17,245	10.6%	18,184	10.5%
Total	$162,009	100.0%	$173,286	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 32% and 28% of total loans outstanding as of March 31, 2012 and December 31, 2011, respectively. No single loan represented more than 10% of our total loans as of March 31, 2012 and December 31, 2011.

Loan Portfolio Asset Quality

We use a credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 or 1 represents a deteriorating credit quality and increased risk. The following table shows the classification of our loan portfolio by credit rating as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Loans at	Percentage	Loans at	Percentage
	Fair	of Loan	Fair	of Loan
Credit Rating	Value	Portfolio	Value	Portfolio
4	$38,897	24.0%	$30,108	17.4%
3	107,353	66.3%	$119,753	69.1%
2	13,822	8.5%	$23,425	13.5%
1	1,937	1.2%	—	—
Total	$162,009	100.0%	$173,286	100.0%

As of March 31, 2012 and December 31, 2011, our loan portfolio had a weighted average credit rating of 3.2 and 3.1, respectively. As of March 31, 2012, there was one investment on non-accrual status with an approximate cost of $4.9 million and fair value of approximately $1.9 million. There were no loans on non-accrual status as of December 31, 2011.

Consolidated Results of Operations

Consolidated operating results for the three months ended March 31, 2012 and 2011 are as follows:

	For the three months ended March 31,
	2012	2011
Total investment income	$6,625	$5,460
Total expenses	3,273	3,232
Net investment income	3,352	2,228
Net realized gains	—	206
Net unrealized (depreciation) appreciation	(813)	1,194
Net income	$2,539	$3,628
Average debt investments, at fair value	$171,592	$140,177
Average debt outstanding	$65,469	$85,075

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased by $1.2 million, or 21.3%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. For the three months ended March 31, 2012, total investment income consisted primarily of $5.9 million in interest income from investments, which included $0.6 million in income from the amortization of discounts and origination fees on investments. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Fee income on investments was primarily comprised of prepayment fees from our portfolio companies. For the three months ended March 31, 2011, total investment income consisted primarily of $4.9 million in interest income from investments, which included $0.4 million in income from the amortization of discounts and origination fees on investments. Fee income on investments for the three months ended March 31, 2011 was primarily comprised of a one-time success fee received upon the completion of an acquisition of one of our portfolio companies.

For both the three months ended March 31, 2012 and 2011, our dollar-weighted average annualized yield on average loans was approximately 15.4%. Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 29% and 31% of investment income for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, interest receivable was $2.5 million and $3.0 million, respectively, which represents one month of accrued interest income on substantially all our loans and end of term payments on a portion of our loans. The decrease in 2012 was due to the receipt of end of term payments on loan prepayments during the quarter.

Expenses

Total expenses increased by $0.1 million, or 1.3%, to $3.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Total operating expenses for each period consisted principally of interest expense, management fees, incentive and administrative fees and, to a lesser degree, professional fees and general and administrative expenses. Interest expense, which includes the amortization of debt issuance costs, decreased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a decrease in the weighted average of outstanding borrowings to $65.5 million from $85.1 million, respectively.

Management fee expense for the three months ended March 31, 2012 decreased compared to the three months ended March 31, 2011 as a result of a decrease in average assets as we deleveraged our portfolio. Performance based incentive fees increased by $0.3 million as a result of the increase in pre-incentive fee net investment income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses were $0.5 million for the three months ended March 31, 2012 and 2011.

Net Realized Gains and Net Unrealized Appreciation and Depreciation

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the three months ended March 31, 2012, no realized gains or losses were recognized. During the three months ended March 31, 2011, we recognized realized gains of approximately $0.2 million primarily due to the sale of warrants of two portfolio companies.

During the three months ended March 31, 2012, net unrealized depreciation on investments totaled approximately $0.8 million which was primarily due to $1.2 million of net unrealized depreciation on six debt investments partially offset by unrealized appreciation on our warrant and equity investments. For three months ended March 31, 2011, net unrealized appreciation on investments totaled approximately $1.2 million which was primarily due to an increase in the enterprise value of a number of private companies for which we hold warrants and an increase in the share value of a public company for which we hold warrants and common stock.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, we had cash and investments in money market funds of $28.6 million and $14.8 million, respectively. These amounts are available to fund new investments, reduce borrowings under the WestLB Facility and the Wells Facility (collectively, the “Credit Facilities”), pay operating expenses and pay dividends. Our primary sources of capital have been from our IPO, use of our Credit Facilities, issuance of our Senior Notes and from the private placement for $50 million of equity capital we completed on March 4, 2008.

The WestLB Facility had a three year initial revolving term which ended on March 3, 2011. The outstanding principal balance under the WestLB Facility was $35.4 million as of March 31, 2012 and is amortizing based on debt investment payments received through March 3, 2015.

As of March 31, 2012, we had available borrowing capacity of approximately $70.2 million under our Wells Facility, subject to existing terms and advance rates. As of March 31, 2012, the outstanding principal balance under the Wells Facility was $4.8 million. Based on eligible loans held by HCII, we had excess availability of $25.5 million as of March 31, 2012.

Our operating activities provided cash of $3.2 million for the three months ended March 31, 2012 and our financing activities provided net cash proceeds of $1.2 million for the same period. Our operating activities provided cash primarily from normal amortization and prepayments of our debt investments. Our financing activity provided cash primarily from our issuance of our Senior Notes offset by payments made on our Credit Facilities and our dividends paid in the first quarter.

Our operating activities used cash of $14.3 million for the three months ended March 31, 2011 and our financing activities provided net cash proceeds of $5 million for the same period. Our operating activities used cash primarily for investing in portfolio companies that was provided primarily from our availability on our Credit Facilities.

Our primary use of available funds is to make investments in portfolio companies and for general corporate purposes. We expect to opportunistically raise additional equity and debt capital as needed, and subject to market conditions, to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders all or substantially all of our income except for certain net capital gains. In addition, as a business development company, we generally will be required to meet a coverage ratio of 200%. This requirement will limit the amount that we may borrow.

Current Borrowings

We, through our wholly owned subsidiary, Credit I, entered into the WestLB Facility. The base rate borrowings under the WestLB Facility bear interest at one-month LIBOR (0.24% as of March 31, 2012 and 0.30% as of December 31, 2011) plus 2.50%. The rates were 2.74% and 2.80% as of March 31, 2012 and December 31, 2011, respectively. We were able to request advances under the WestLB Facility through March 4, 2011. We may not request new advances and we must repay the outstanding advances under the WestLB Facility as of such date and at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the WestLB Facility, particularly the condition that the principal balance of the WestLB Facility does not exceed seventy-five percent (75%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the WestLB Facility are due and payable on March 4, 2015.

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

We, through our wholly owned subsidiary, Credit II entered into the Wells Facility on July 14, 2011. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The interest rate was 5.00% as of March 31, 2012 and December 31, 2011.

We may request advances under the Wells Facility through July 14, 2014 (the “Revolving Period”). After the Revolving Period, we may not request new advances and we must repay the outstanding advances under the Wells Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Wells Facility, particularly the condition that the principal balance of the Wells Facility does not exceed fifty percent (50%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Wells Facility are due and payable on July 14, 2017.

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

On March 23, 2012, we issued and sold $30 million aggregate principal amount of 7.375% senior unsecured notes due in 2019 (the “Senior Notes”). The Senior Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The Senior Notes are our direct, unsecured obligations and rank (i) pari passu with our future senior unsecured indebtedness; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the Senior Notes; (iii) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our Credit Facilities and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

In connection with the Senior Notes, the Company granted the underwriters a 30-day option to purchase up to an additional $4.5 million in aggregate principal amount of Senior Notes to cover overallotments, if any. Pursuant to this option, $3.0 million in aggregate principal amount of Senior Notes were issued and sold on April 18, 2012.

As of March 31, 2012 and December 31, 2011, other assets were $3.0 million and $2.0 million, respectively, which were comprised primarily of debt issuance costs and prepaid expenses. The increase in the first quarter of 2012 was due to the debt issuance costs of approximately $1.1 million incurred related to the Senior Notes.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2012 are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings	$70,236	$31,466	$8,770	$—	$30,000
Unfunded commitments	16,000	14,000	2,000	—	—
Total contractual obligations	$86,236	$45,466	$10,770	$—	$30,000

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2012, we had unfunded commitments of approximately $16.0 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

In addition to the Credit Facilities and the Senior Notes, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. Payments under the Investment Management Agreement are equal to (1) a base management fee equal to a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and chief compliance officer and their respective staff. See Note 3 to our Consolidated Financial Statements for additional information regarding our Investment Management Agreement and our Administration Agreement.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at March 31, 2012 and December 31, 2011.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRs, (ASU 2011-04). ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance. In addition, ASU 2011-04 requires additional fair value disclosures. The Company adopted ASU 2011-04 in the quarter ended March 31, 2012 and included the additional required disclosures in Note 5.

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

Assuming that the statement of assets and liabilities as of March 31, 2012 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Our Senior Notes bear interest at a fixed rate. Our Credit Facilities have a floating interest rate provision based on a LIBOR index which resets daily, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4: Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2012 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: May 8, 2012	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: May 8, 2012	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer and Treasurer

