Form 10-Q
period 2012-06-30
Horizon Technology Finance Corp
filed 2012-08-07
CIK 1487428

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012 OR

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

     As of August 7, 2012, the Registrant had 9,551,348 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2012 and December 31, 2011 (unaudited)	4
	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	5
	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2012 and 2011 (unaudited)	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	7
	Consolidated Schedules of Investments as of June 30, 2012 and December 31, 2011 (unaudited)	8
	Notes to the Consolidated Financial Statements (unaudited)	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

	PART II

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
	Signatures	38
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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward-looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 and elsewhere in this quarterly report on Form 10-Q.

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

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)
(In thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Non-affiliate investments at fair value (cost of $199,053 and $180,651, respectively) (Note 4)	$195,600	$178,013
Investment in money market funds	6,329	13,518
Cash	1,177	1,298
Interest receivable	3,220	2,985
Other assets (Note 2)	3,472	1,997
Total assets	$209,798	$197,811

Liabilities
Borrowings (Note 6)	$80,377	$64,571
Base management fee payable (Note 3)	350	330
Incentive fee payable (Note 3)	412	1,766
Other accrued expenses	799	1,260
Total liabilities	81,938	67,927

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 7,642,348 and 7,636,532 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	8	8
Paid-in capital in excess of par	124,607	124,512
Accumulated undistributed net investment income	3,701	4,965
Net unrealized depreciation on investments	(3,453)	(2,659)
Net realized gains on investments	2,997	3,058
Total net assets	127,860	129,884
Total liabilities and net assets	$209,798	$197,811
Net asset value per common share	$16.73	$17.01

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Investment income
Interest income on non-affiliate investments	$5,467	$5,889	$11,377	$10,782
Interest income on money market funds	—	23	—	88
Fee income on non-affiliate investments	15	58	730	560
Total investment income	5,482	5,970	12,107	11,430
Expenses
Interest expense	990	558	1,665	1,368
Base management fee (Note 3)	961	1,062	1,955	2,137
Performance based incentive fee (Note 3)	412	1,611	1,250	2,140
Administrative fee (Note 3)	246	223	502	518
Professional fees	292	227	599	545
General and administrative	323	309	525	514
Total expenses	3,224	3,990	6,496	7,222
Net investment income	2,258	1,980	5,611	4,208

Net realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(60)	5,355	(61)	5,561
Net unrealized appreciation (depreciation) on investments	18	(3,512)	(794)	(2,318)
Net realized and unrealized (loss) gain on investments	(42)	1,843	(855)	3,243

Net increase in net assets resulting from operations	$2,216	$3,823	$4,756	$7,451
Net investment income per common share	$0.30	$0.26	$0.74	$0.55
Change in net assets per common share	$0.29	$0.50	$0.62	$0.98
Weighted average shares outstanding	7,640,833	7,601,375	7,638,721	7,597,420

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

				Accumulated
				Undistributed
				(Distributions	Net Unrealized	Net
			Paid-In	in Excess of)	Appreciation	Realized
			Capital in	Net	(Depreciation)	Gains
	Common Stock		Excess of	Investment	on	(Loss) on	Total
	Shares	Amount	Par	Income	Investments	Investments	Net Assets
Balance at December 31, 2010	7,593,421	$8	$123,836	$(143)	$3,043	$451	$127,195
Net increase in net assets resulting from operations	—	—	—	4,208	(2,318)	5,561	7,451
Issuance of common stock under dividend reinvestment plan	20,104	—	316	—	—	—	316
Dividends declared	—	—	—	(2,506)	—	—	(2,506)
Balance at June 30, 2011	7,613,525	$8	$124,152	$1,559	$725	$6,012	$132,456

Balance at December 31, 2011	7,636,532	$8	$124,512	$4,965	$(2,659)	$3,058	$129,884
Net increase in net assets resulting from operations	—	—	—	5,611	(794)	(61)	4,756
Issuance of common stock under dividend reinvestment plan	5,816	—	95	—	—	—	95
Dividends declared	—	—	—	(6,875)	—	—	(6,875)
Balance at June 30, 2012	7,642,348	$8	$124,607	$3,701	$(3,453)	$2,997	$127,860

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,756	$7,451
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	151	194
Net realized loss (gain) on investments	61	(5,729)
Net unrealized depreciation on investments	794	2,318
Purchase of investments	(50,256)	(71,156)
Principal payments received on investments	32,120	19,700
Proceeds from sale of investments	38	5,383
Stock received in settlement of fee income	—	(482)
Changes in assets and liabilities:
Net decrease in investment in money market funds	7,189	23,968
Increase in interest receivable	(235)	(763)
(Decrease) increase in unearned loan income	(344)	99
Increase in other assets	(324)	(141)
(Decrease) increase in other accrued expenses	(461)	123
Increase (decrease) in base management fee payable	20	(11)
(Decrease) increase in incentive fee payable	(1,354)	1,197
Net cash used in operating activities	(7,845)	(17,849)

Cash flows from financing activities:
Proceeds from issuance of senior notes	33,000	—
Net decrease in revolving borrowings	(17,194)	(13,478)
Dividends paid	(6,780)	(2,190)
Debt issuance costs	(1,302)	—
Net cash provided by (used in) financing activities	7,724	(15,668)
Net decrease in cash	(121)	(33,517)

Cash:
Beginning of period	1,298	37,689
End of period	$1,177	$4,172
Cash paid for interest	$1,449	$1,140
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$622	$1,082
Receivables resulting from sales of investments	$—	$489
Decrease in interest rate swap liability	$—	$(159)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

June 30, 2012

(In thousands)

		Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Debt Investments
Debt Investments — Life Science — 49.8%
ACT Biotech Corporation	Biotechnology	Term Loan (1)	13.10%	12/1/2013	$964	$939	$939
		Term Loan (1)	13.01%	12/1/2013	963	959	959
		Term Loan (1)	13.01%	12/1/2013	1,488	1,465	1,465
Ambit Biosciences Corporation	Biotechnology	Term Loan (1)	12.25%	10/1/2013	3,426	3,403	3,403
Anacor Pharmaceuticals, Inc. (5)	Biotechnology	Term Loan (2)	9.41%	4/1/2015	3,172	3,092	3,092
		Term Loan (2)	9.67%	4/1/2015	2,538	2,495	2,495
Celsion Corporation (5)	Biotechnology	Term Loan (2)	11.75%	10/1/2015	2,500	2,460	2,460
GenturaDx, Inc.	Biotechnology	Term Loan (2)	11.25%	4/1/2014	1,520	1,505	1,505
N30 Pharmaceuticals, LLC	Biotechnology	Term Loan (1)	11.25%	9/1/2014	2,101	2,065	2,065
		Term Loan (2)	11.25%	7/1/2015	2,500	2,432	2,432
Revance Therapeutics, Inc.	Biotechnology	Convertible Note (1)	8.00%	2/10/2013	69	69	69
Sample6 Technologies, Inc.	Biotechnology	Term Loan (2)	11.00%	1/1/2016	2,500	2,443	2,443
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	Term Loan (2)	8.95%	10/1/2015	2,000	1,948	1,948
Supernus Pharmaceuticals, Inc.(5)	Biotechnology	Term Loan (2)	11.00%	8/1/2014	2,646	2,627	2,627
		Term Loan (2)	11.00%	7/1/2015	7,000	6,929	6,929
Tranzyme, Inc. (5)	Biotechnology	Term Loan (2)	10.00%	7/1/2015	7,700	7,648	7,648
Xcovery Holding Company, LLC	Biotechnology	Term Loan (2)	12.00%	10/1/2013	979	977	977
		Term Loan (2)	12.00%	7/1/2014	1,500	1,486	1,486
OraMetrix, Inc.	Medical Device	Term Loan (1)	11.50%	4/1/2014	3,505	3,468	3,468
		Revolver (2)	10.75 (Prime + 7.50%)%	12/1/2015	2,000	1,970	1,970
PixelOptics, Inc.	Medical Device	Term Loan (2)	10.75%	11/1/2014	9,708	9,653	9,653
Tengion, Inc. (5)	Medical Device	Term Loan (2)	11.75%	1/1/2014	4,502	4,028	3,665
Total Debt Investments — Life Science						64,061	63,698
Debt Investments — Technology — 44.4%
Avalanche Technology, Inc.	Semiconductors	Term Loan (2)	10.00%	7/1/2016	4,000	3,855	3,855
Luxtera, Inc.	Semiconductors	Term Loan	10.25%	12/1/15	3,333	3,249	3,249
Xtera Communications, Inc.	Semiconductors	Term Loan	11.50%	12/1/2014	10,000	9,867	9,867
		Term Loan	11.50%	7/1/2015	2,000	1,961	1,961
Grab Networks, Inc.	Internet and Media	Term Loan	12.00%	1/1/2016	2,500	2,355	2,355
Optaros, Inc.	Internet and Media	Term Loan (2)	11.95%	10/1/2015	2,000	1,965	1,965
IntelePeer, Inc.	Networking	Term Loan (1)	12.33%	10/1/2012	237	236	236
Construction Software Technologies, Inc.	Software	Term Loan (2)	11.75%	12/1/2014	4,000	3,962	3,962
		Term Loan	11.75%	6/1/2014	2,000	1,978	1,978
Courion Corporation	Software	Term Loan	11.45%	10/1/2015	3,500	3,475	3,475
		Term Loan	11.45%	10/1/2015	3,500	3,475	3,475
Netuitive, Inc.	Software	Term Loan	11.75%	1/1/2016	3,000	2,970	2,970
Recondo Technology, Inc.	Software	Term Loan (2)	11.50%	4/1/2015	2,000	1,934	1,934
Seapass Solutions, Inc.	Software	Term Loan (2)	11.75%	11/1/2014	4,710	4,663	4,663
StreamBase Systems, Inc.	Software	Term Loan (1)	12.51%	11/1/2013	2,110	2,094	2,094
		Term Loan (1)	12.50%	6/1/2014	732	724	724
		Term Loan (2)	12.50%	2/1/2015	1,500	1,470	1,470
Aquion Energy, Inc.	Power Management	Term Loan (2)	10.25%	3/1/2016	3,333	3,279	3,279
		Term Loan (2)	10.25%	3/1/2016	3,333	3,306	3,306
Total Debt Investments — Technology						56,818	56,818
Debt Investments — Cleantech — 27.6%
Renmatix, Inc.	Alternative Energy	Term Loan (2)	10.25%	2/1/2016	2,500	2,394	2,394
		Term Loan (2)	10.25%	2/1/2016	2,500	2,466	2,466
Semprius, Inc.	Alternative Energy	Term Loan (2)	10.25%	6/1/2016	3,750	3,687	3,687
Cereplast, Inc. (5)	Waste Recycling	Term Loan (1)	12.00%	4/1/2014	2,059	1,968	1,639
		Term Loan (1)	12.00%	6/1/2014	2,208	2,176	1,846
Aurora Algae, Inc.	Energy Efficiency	Term Loan (2)	10.50%	5/1/2015	2,441	2,423	2,423

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

June 30, 2012 — (Continued)

(In thousands)

			Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector		Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Enphase Energy, Inc. (5)	Energy Efficiency		Term Loan (1)	12.60%	10/1/2013	4,005	3,975	3,975
			Term Loan	10.75%	4/1/2015	1,883	1,863	1,863
			Term Loan	10.75%	4/1/2015	3,000	2,958	2,958
Satcon Technology Corporation (5)	Energy Efficiency		Term Loan (1)	12.58%	1/1/2014	6,173	6,091	6,091
Tigo Energy, Inc.	Energy Efficiency		Term Loan (1)	11.00%	8/1/2014	2,981	2,934	2,934
			Revolver (2)	10.75 (Prime + 7.50%)%	1/1/2014	3,000	2,950	2,950
Total Debt Investments — Cleantech							35,885	35,226
Debt Investments — Healthcare information and services — 25.2%
BioScale, Inc.	Diagnostics		Term Loan (1)	12.00%	8/1/2012	141	141	141
			Term Loan (1)	11.51%	1/1/2014	3,855	3,828	3,828
Radisphere National Radiology Group, Inc.	Diagnostics		Term Loan (2)	11.00%	10/1/2015	10,000	9,844	9,844
			Term Loan	11.00%	10/1/2015	2,000	1,974	1,974
Aperio Technologies, Inc.	Other Healthcare		Term Loan	9.64%	5/1/2015	4,881	4,834	4,834
Patientkeeper, Inc.	Other Healthcare		Term Loan	10.50%	12/1/2014	5,500	5,326	5,326
Singulex, Inc.	Other Healthcare		Term Loan (1)	11.00%	3/1/2014	2,185	2,104	2,104
			Term Loan (1)	11.00%	3/1/2014	1,456	1,445	1,445
Talyst, Inc.	Other Healthcare		Term Loan (1)	12.10%	12/1/2013	1,363	1,348	1,348
			Term Loan (1)	12.05%	12/1/2013	1,362	1,346	1,346
Total Debt Investments — Healthcare information and services							32,190	32,190
Total Debt Investments							188,954	187,932
Warrant Investments
Warrants — Life Science — 1.1%
ACT Biotech Corporation	Biotechnology	1,390,910	Preferred Stock Warrants (1)	—	—	—	83	37
Ambit Biosciences, Inc.	Biotechnology	1,075,083	Preferred Stock Warrants (1)	—	—	—	143	130
Anacor Pharmaceuticals, Inc. (5)	Biotechnology	56,508	Common Stock Warrants (2)	—	—	—	67	51
Anesiva, Inc. (5)	Biotechnology	198,898	Common Stock Warrants (1)	—	—	—	18	—
Celsion Corporation (5)	Biotechnology	25,685	Common Stock Warrants (2)	—	—	—	15	15
GenturaDx, Inc.	Biotechnology	1,161,290	Preferred Stock Warrants (2)	—	—	—	63	—
N30 Pharmaceuticals, LLC	Biotechnology	2,142	Preferred Stock Warrants (1)(2)	—	—	—	122	250
Novalar Pharmaceuticals, Inc.	Biotechnology	84,845	Preferred Stock Warrants (1)	—	—	—	69	—
Revance Therapeutics, Inc.	Biotechnology	199,470	Preferred Stock Warrants (1)	—	—	—	224	411
Sample6 Technologies, Inc.	Biotechnology	200,582	Preferred Stock Warrants (2)	—	—	—	27	27
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	77,220	Common Stock Warrants (2)	—	—	—	9	122
Supernus Pharmaceuticals, Inc. (5)	Biotechnology	42,083	Preferred Stock Warrants (2)	—	—	—	94	207
Tranzyme, Inc. (5)	Biotechnology	77,902	Common Stock Warrants (1)(2)	—	—	—	6	49
EnteroMedics, Inc. (5)	Medical Device	141,026	Common Stock Warrants (1)	—	—	—	347	24
OraMetrix, Inc.	Medical Device	812,348	Preferred Stock Warrants (1)(2)	—	—	—	78	1
PixelOptics, Inc.	Medical Device	381,612	Preferred Stock Warrants (2)	—	—	—	96	34
Tengion, Inc. (5)	Medical Device	8,161	Common Stock Warrants (2)	—	—	—	62	—
ViOptix, Inc.	Medical Device	375,763	Preferred Stock Warrants (1)	—	—	—	13	—
Total Warrants — Life Science							1,536	1,358
Warrants — Technology — 1.9%
OpenPeak, Inc.	Communications	18,997	Preferred Stock Warrants (1)	—	—	—	89	—
Everyday Health, Inc.	Consumer-related Technologies	65,674	Preferred Stock Warrants (1)	—	—	—	69	104
SnagAJob.com, Inc.	Consumer-related Technologies	365,396	Preferred Stock Warrants (1)	—	—	—	23	269
Tagged, Inc.	Consumer-related Technologies	190,868	Preferred Stock Warrants (1)	—	—	—	26	86
Avalanche Technology, Inc.	Semiconductors	360,262	Preferred Stock Warrants (2)	—	—	—	45	45
Impinj, Inc.	Semi-conductor	109,362	Preferred Stock Warrants (1)	—	—	—	7	—
Luxtera, Inc.	Semiconductors	1,827,458	Preferred Stock Warrants	—	—	—	34	34
Xtera Communications, Inc.	Semiconductors	983,607	Preferred Stock Warrants	—	—	—	206	202
XIOtech, Inc.	Data Storage	2,217,979	Preferred Stock Warrants (1)	—	—	—	22	12
Cartera Commerce, Inc.	Internet and media	90,909	Preferred Stock Warrants (1)	—	—	—	16	161
Grab Networks, Inc.	Internet and media	1,493,681	Preferred Stock Warrants (1)	—	—	—	194	120
Optaros, Inc.	Internet and media	429,662	Preferred Stock Warrants (2)	—	—	—	19	18
IntelePeer, Inc.	Networking	141,549	Preferred Stock Warrants (1)	—	—	—	39	522
Motion Computing, Inc.	Networking	260,707	Preferred Stock Warrants (1)	—	—	—	7	306

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

June 30, 2012 — (Continued)

(In thousands)

			Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector		Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Clarabridge, Inc.	Software	104,503	Preferred Stock Warrants (1)	—	—	—	28	14
Construction Software Technologies, Inc.	Software	196,226	Preferred Stock Warrants (2)	—	—	—	45	35
Courion Corporation	Software	772,543	Preferred Stock Warrants (1)	—	—	—	107	112
DriveCam, Inc.	Software	71,639	Preferred Stock Warrants (1)	—	—	—	20	120
Netuitive, Inc.	Software	748,453	Preferred Stock Warrants (1)	—	—	—	27	13
Recondo Technology, Inc.	Software	280,000	Preferred Stock Warrants (2)	—	—	—	47	134
Seapass Solutions, Inc.	Software	67,631	Preferred Stock Warrants (2)	—	—	—	43	34
StreamBase Systems, Inc.	Software	306,041	Preferred Stock Warrants (1)	—	—	—	83	71
Aquion Energy, Inc.	Power Management	82,644	Preferred Stock Warrants (2)	—	—	—	7	7
Total Warrants — Technology							1,203	2,419
Warrants — Cleantech — 0.3%
Renmatix, Inc.	Alternative Energy	52,296	Preferred Stock Warrants (2)	—	—	—	68	68
Semprius, Inc.	Alternative Energy	519,981	Preferred Stock Warrants (2)	—	—	—	25	25
Cereplast, Inc. (5)	Waste Recycling	365,000	Common Stock Warrants (1)	—	—	—	175	69
Enphase Energy, Inc. (5)	Energy Efficiency	161,959	Common Stock Warrants (1)	—	—	—	175	142
Satcon Technology Corporation (5)	Energy Efficiency	493,097	Common Stock Warrants (1)	—	—	—	285	—
Tigo Energy, Inc.	Energy Efficiency	190,901	Preferred Stock Warrants (1)(2)	—	—	—	101	81
Total Warrants — Cleantech							829	385
Warrants — Healthcare information and services — 0.7%
BioScale, Inc.	Diagnostics	315,618	Preferred Stock Warrants (1)	—	—	—	54	51
Precision Therapeutics, Inc.	Diagnostics	561,409	Preferred Stock Warrants	—	—	—	73	159
Radisphere National Radiology Group, Inc.	Diagnostics	390,893	Preferred Stock Warrants (1)(2)	—	—	—	296	455
Aperio Technologies, Inc.	Other Healthcare	197,473	Preferred Stock Warrants	—	—	—	34	22
Patientkeeper, Inc.	Other Healthcare	396,410	Preferred Stock Warrants	—	—	—	269	45
Singulex, Inc.	Other Healthcare	293,633	Preferred Stock Warrants (1)	—	—	—	44	74
Talyst, Inc.	Other Healthcare	300,360	Preferred Stock Warrants (1)	—	—	—	100	66
Total Warrants — Healthcare information and services							870	872
Total Warrants							4,438	5,034
Other Investments — 1.6%
Vette Technology, LLC	Data Storage		Royalty Agreement (1)	—	4/18/2019	—	4,952	2,000
Total Other Investments							4,952	2,000
Equity — 0.5%
Insmed Incorporated (5)	Biotechnology	33,208	Common Stock (1)	—	—	—	227	108
Overture Networks Inc.	Communications	386,191	Preferred Stock (1)	—	—	—	482	526
Total Equity							709	634
Total Portfolio Investment Assets — 153.0%							$199,053	$195,600
Short Term Investments — Money Market Funds — 4.9%
Blackrock Liquid Fed Funds Institutional (Fund #30)							$4,759	$4,759
First American Prime Obligations Fund (Class D)							1,479	1,479
Fidelity Prime Money Market (Class I Fund #690)							91	91
Total Short Term Investments — Money Market Funds							$6,329	$6,329

(1)	Has been pledged as collateral under the WestLB Facility.

(2)	Has been pledged as collateral under the Wells Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include end of the term payments and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of June 30, 2012.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2011
(In thousands)

		Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Debt Investments
Debt Investments — Life Science — 45.5%
ACT Biotech Corporation	Biotechnology	Term Loan (1)	13.10%	12/1/2013	$913	$894	$734
		Term Loan (1)	13.01%	12/1/2013	913	906	906
		Term Loan (1)	13.01%	12/1/2013	1,410	1,378	1,378
Ambit Biosciences Corporation	Biotechnology	Term Loan (1)	12.25%	10/1/2013	4,574	4,530	4,530
Anacor Pharmaceuticals, Inc. (5)	Biotechnology	Term Loan (2)	9.41%	4/1/2015	3,333	3,240	3,240
		Term Loan (2)	9.67%	4/1/2015	2,667	2,608	2,608
GenturaDx, Inc.	Biotechnology	Term Loan (2)	11.25%	4/1/2014	1,824	1,800	1,800
N30 Pharmaceuticals, LLC	Biotechnology	Term Loan (1)	11.25%	9/1/2014	2,500	2,447	2,447
		Term Loan (2)	11.25%	7/1/2015	2,500	2,413	2,413
Pharmasset, Inc. (5)	Biotechnology	Term Loan (1)	12.50%	10/1/2012	1,111	1,107	1,107
Revance Therapeutics, Inc.	Biotechnology	Convertible Note (1)	8.00%	2/10/2013	62	66	66
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	Term Loan (2)	8.95%	10/1/2015	2,000	1,943	1,943
Supernus Pharmaceuticals, Inc.	Biotechnology	Term Loan (2)	11.00%	8/1/2014	3,000	2,972	2,972
		Term Loan (2)	11.00%	7/1/2015	7,000	6,902	6,902
Tranzyme, Inc. (5)	Biotechnology	Term Loan (1)	10.75%	1/1/2014	4,104	4,088	4,088
Xcovery Holding Company, LLC	Biotechnology	Term Loan (2)	12.00%	10/1/2013	1,444	1,440	1,240
		Term Loan (2)	12.00%	7/1/2014	1,500	1,480	1,480
OraMetrix, Inc.	Medical Device	Term Loan (1)	11.50%	4/1/2014	4,340	4,282	4,282
PixelOptics, Inc.	Medical Device	Term Loan (2)	10.75%	11/1/2014	10,000	9,921	9,921
Tengion, Inc. (5)	Medical Device	Term Loan (2)	11.75%	1/1/2014	5,000	4,958	4,661
ViOptix, Inc.	Medical Device	Term Loan (1)	13.55%	11/1/2011	418	417	417
Total Debt Investments — Life Science						59,792	59,135
Debt Investments — Technology — 35.7%
OpenPeak, Inc.	Communications	Term Loan (1)	11.86%	12/1/2013	5,486	5,431	5,134
Starcite, Inc.	Consumer-related Technologies	Term Loan (1)	12.05%	9/1/2012	1,225	1,225	1,225
Tagged, Inc.	Consumer-related Technologies	Term Loan (1)	12.78%	5/1/2012	343	343	343
		Term Loan (1)	11.46%	8/1/2012	195	194	194
Xtera Communications, Inc.	Semiconductors	Term Loan	11.50%	12/1/2014	10,000	9,814	9,814
		Term Loan	11.50%	7/1/2015	2,000	1,951	1,951
Vette Corp.	Data Storage	Term Loan (1)	11.75%	7/1/2014	5,000	4,937	3,437
IntelePeer, Inc.	Networking	Term Loan (1)	12.43%	4/1/2012	139	139	139
		Term Loan (1)	12.33%	6/1/2012	214	214	214
		Term Loan (1)	12.33%	10/1/2012	573	570	570
Construction Software Technologies, Inc.	Software	Term Loan (2)	11.75%	12/1/2014	4,000	3,947	3,947
		Term Loan	11.75%	6/1/2014	2,000	1,972	1,972
Courion Corporation	Software	Term Loan (1)	11.45%	9/1/2014	7,000	6,904	6,904
Recondo Technology, Inc.	Software	Term Loan (2)	11.50%	4/1/2015	2,000	1,927	1,927
Seapass Solutions, Inc.	Software	Term Loan (2)	11.75%	11/1/2014	5,000	4,933	4,933
StreamBase Systems, Inc.	Software	Term Loan (1)	12.51%	11/1/2013	2,816	2,787	2,787
		Term Loan (1)	12.50%	6/1/2014	896	884	884
Total Debt Investments — Technology						48,172	46,375
Debt Investments — Cleantech — 21.7%
Cereplast, Inc. (5)	Waste Recycling	Term Loan (1)	12.00%	4/1/2014	2,356	2,313	2,004
		Term Loan (1)	12.00%	6/1/2014	2,500	2,451	2,451
Aurora Algae, Inc.	Energy Efficiency	Term Loan (2)	10.50%	5/1/2015	2,500	2,476	2,476
Enphase Energy, Inc.	Energy Efficiency	Term Loan (1)	12.60%	10/1/2013	5,342	5,286	5,286
		Term Loan	10.75%	4/1/2015	2,000	1,972	1,972
		Term Loan	10.75%	4/1/2015	3,000	2,945	2,945
Satcon Technology Corporation (5)	Energy Efficiency	Term Loan (1)	12.58%	1/1/2014	7,882	7,740	7,740
Tigo Energy, Inc.	Energy Efficiency	Term Loan (1)	11.00%	8/1/2014	3,500	3,371	3,371
Total Debt Investments — Cleantech						28,554	28,245

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2011 — (Continued)
(In thousands)

			Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector		Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Debt Investments — Healthcare information and services — 30.4%
BioScale, Inc.	Diagnostics		Term Loan (1)	12.00%	8/1/2012	962	960	960
			Term Loan (1)	11.51%	1/1/2014	5,000	4,953	4,953
Precision Therapeutics, Inc.	Diagnostics		Term Loan	10.25%	12/1/2014	7,000	6,958	6,958
Radisphere National Radiology Group, Inc.	Diagnostics		Term Loan (1)	12.75%	1/1/2014	8,546	8,476	8,476
Aperio Technologies, Inc.	Other Healthcare		Term Loan	9.64%	5/1/2015	5,000	4,937	4,937
Patientkeeper, Inc.	Other Healthcare		Term Loan	10.50%	12/1/2014	5,500	5,257	5,257
Singulex, Inc.	Other Healthcare		Term Loan (1)	11.00%	3/1/2014	2,736	2,709	2,709
			Term Loan (1)	11.00%	3/1/2014	1,824	1,806	1,806
Talyst, Inc.	Other Healthcare		Term Loan (1)	12.10%	12/1/2013	1,765	1,739	1,739
			Term Loan (1)	12.05%	12/1/2013	1,764	1,736	1,736
Total Debt Investment — Healthcare information and services							39,531	39,531
Total Debt Investments							176,049	173,286
Warrant Investments
Warrants — Life Science —0.9%
ACT Biotech Corporation	Biotechnology	1,232,562	Preferred Stock Warrants (1)	—	—	—	71	27
Ambit Biosciences, Inc.	Biotechnology	1,075,083	Preferred Stock Warrants (1)	—	—	—	143	131
Anacor Pharmaceuticals, Inc. (5)	Biotechnology	56,508	Common Stock Warrants (2)	—	—	—	67	42
Anesiva, Inc. (5)	Biotechnology	198,898	Common Stock Warrants (1)	—	—	—	18	—
GenturaDx, Inc.	Biotechnology	1,161,290	Preferred Stock Warrants (2)	—	—	—	63	49
N30 Pharmaceuticals, LLC	Biotechnology	2,142	Preferred Stock Warrants (1)(2)	—	—	—	122	249
Novalar Pharmaceuticals, Inc.	Biotechnology	84,845	Preferred Stock Warrants (1)	—	—	—	69	—
Revance Therapeutics, Inc.	Biotechnology	199,470	Preferred Stock Warrants (1)	—	—	—	224	496
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	77,220	Common Stock Warrants (2)	—	—	—	9	9
Supernus Pharmaceuticals, Inc.	Biotechnology	168,333	Preferred Stock Warrants (2)	—	—	—	93	168
Tranzyme, Inc. (5)	Biotechnology	14,959	Common Stock Warrants (1)	—	—	—	1	—
EnteroMedics, Inc. (5)	Medical Device	141,026	Common Stock Warrants (1)	—	—	—	347	—
OraMetrix, Inc.	Medical Device	649,878	Preferred Stock Warrants (1)	—	—	—	78	1
PixelOptics, Inc.	Medical Device	381,612	Preferred Stock Warrants (2)	—	—	—	96	34
Tengion, Inc. (5)	Medical Device	81,608	Common Stock Warrants (2)	—	—	—	62	—
ViOptix, Inc.	Medical Device	375,763	Preferred Stock Warrants (1)	—	—	—	13	—
Total Warrants — Life Science							1,476	1,206
Warrants — Technology — 1.5%
OpenPeak, Inc.	Communications	18,997	Preferred Stock Warrants (1)	—	—	—	89	—
Everyday Health, Inc.	Consumer-related Technologies	65,674	Preferred Stock Warrants (1)	—	—	—	69	103
SnagAJob.com, Inc.	Consumer-related Technologies	365,396	Preferred Stock Warrants (1)	—	—	—	23	269
Tagged, Inc.	Consumer-related Technologies	168,909	Preferred Stock Warrants (1)	—	—	—	17	81
Xtera Communications, Inc.	Semiconductors	983,607	Preferred Stock Warrants	—	—	—	206	202
Vette Corp.	Data Storage	509,099	Preferred Stock Warrants (1)	—	—	—	75	—
XIOtech, Inc.	Data Storage	2,217,979	Preferred Stock Warrants (1)	—	—	—	22	72
Cartera Commerce, Inc.	Internet and media	90,909	Preferred Stock Warrants (1)	—	—	—	16	24
Grab Networks, Inc.	Networking	793,681	Preferred Stock Warrants (1)	—	—	—	74	—
IntelePeer, Inc.	Networking	141,549	Preferred Stock Warrants (1)	—	—	—	39	521
Motion Computing, Inc.	Networking	260,707	Preferred Stock Warrants (1)	—	—	—	7	305
Impinj, Inc.	Semi-conductor	109,362	Preferred Stock Warrants (1)	—	—	—	7	—
Clarabridge, Inc.	Software	104,503	Preferred Stock Warrants (1)	—	—	—	28	20
Construction Software Technologies, Inc.	Software	196,226	Preferred Stock Warrants (2)	—	—	—	45	35
Courion Corporation	Software	559,428	Preferred Stock Warrants (1)	—	—	—	85	81
DriveCam, Inc.	Software	71,639	Preferred Stock Warrants (1)	—	—	—	20	120
Netuitive, Inc.	Software	168,796	Preferred Stock Warrants (1)	—	—	—	27	18
Recondo Technology, Inc.	Software	280,000	Preferred Stock Warrants (2)	—	—	—	47	38
Seapass Solutions, Inc.	Software	67,631	Preferred Stock Warrants (2)	—	—	—	43	34
StreamBase Systems, Inc.	Software	235,416	Preferred Stock Warrants (1)	—	—	—	67	68
Total Warrants — Technology							1,006	1,991

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2011 — (Continued)
(In thousands)

			Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector		Investment (3)(7)	Rate (4)	Maturity	Amount	Investments (6)	Value
Warrants — Cleantech — 0.1%
Cereplast, Inc. (5)	Waste Recycling	140,000	Common Stock Warrants (1)	—	—	—	112	—
Enphase Energy, Inc.	Energy Efficiency	1,470,589	Preferred Stock Warrants (1)	—	—	—	175	110
Satcon Technology Corporation (5)	Energy Efficiency	493,097	Common Stock Warrants (1)	—	—	—	285	—
Tigo Energy, Inc.	Energy Efficiency	190,901	Preferred Stock Warrants (1)	—	—	—	101	80
Total Warrants — Cleantech							673	190
Warrants — Healthcare information and services — 0.5%
BioScale, Inc.	Diagnostics	315,618	Preferred Stock Warrants (1)	—	—	—	54	51
Precision Therapeutics, Inc.	Diagnostics	561,409	Preferred Stock Warrants	—	—	—	73	158
Radisphere National Radiology Group, Inc.	Diagnostics	248,788	Preferred Stock Warrants (1)	—	—	—	167	325
Aperio Technologies, Inc.	Other Healthcare	197,473	Preferred Stock Warrants	—	—	—	34	27
Patientkeeper, Inc.	Other Healthcare	396,410	Preferred Stock Warrants	—	—	—	269	44
Singulex, Inc.	Other Healthcare	259,576	Preferred Stock Warrants (1)	—	—	—	39	25
Talyst, Inc.	Other Healthcare	300,360	Preferred Stock Warrants (1)	—	—	—	100	81
Total Warrants — Healthcare information and services							736	711
Total Warrants							3,891	4,098
Equity — 0.5%
Insmed Incorporated (5)	Biotechnology	33,208	Common Stock (1)	—	—	—	227	101
Overture Networks Inc.	Communications	386,191	Preferred Stock (1)	—	—	—	482	526
Active Networks (5)	Consumer-related Technologies	128	Common Stock (1)	—	—	—	2	2
Total Equity							711	629
Total Portfolio Investment Assets — 137.1%							$180,651	$178,013
Short Term Investments — Money Market Funds — 10.4%
Blackrock Liquid Fed Funds Institutional (Fund #30)							$9,861	$9,861
First American Prime Obligations Fund (Class D)							2,966	2,966
Fidelity Prime Money Market (Class I Fund #690)							691	691
Total Short Term Investments — Money Market Funds							$13,518	$13,518

(1)	Has been pledged as collateral under the WestLB Facility.

(2)	Has been pledged as collateral under the Wells Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated and applies only to the Company’s debt investments. Amount is the annual interest rate on the debt investment and does not include end of term payments and any additional fees related to the investment, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of December 31, 2011.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants and equity interests are non-income producing.

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

Horizon Credit III LLC (“Credit III”) was formed as a Delaware limited liability company on May 30, 2012, with the Company as the sole equity member. There has been no activity in Credit III since its inception.

Longview SBIC GP LLC and Longview SBIC LP (collectively, “Horizon SBIC”) were formed as a Delaware limited liability company and Delaware limited partnership, respectively, on February 11, 2011. Horizon SBIC are wholly owned subsidiaries of the Company and were formed in anticipation of obtaining a license to operate a small business investment company from the U. S. Small Business Administration. There has been no activity in Horizon SBIC since their inception.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and income and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of investments.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs), (ASU 2011-04). ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and IFRSs. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance. In addition, ASU 2011-04 requires additional fair value disclosures. The Company has adopted ASU 2011-04 and included the additional required disclosures in Note 5.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. There were no loans on non-accrual status as of June 30, 2012 and December 31, 2011.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and amortized as interest expense over the term of the related borrowings. The unamortized balance of debt issuance costs as of June 30, 2012 and December 31, 2011, included in other assets, was $2.3 million and $1.1 million, respectively. The accumulated amortization balances as of June 30, 2012 and December 31, 2011 were $0.2 and $0.1 million, respectively. The amortization expense for both the six months ended June 30, 2012 and 2011 relating to debt issuance costs was $0.2 million.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2012 and 2011, no amount was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at June 30, 2012 and December 31, 2011. The 2011, 2010 and 2009 tax years remain subject to examination by U.S. federal and state tax authorities.

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The accrued management fee as of June 30, 2012 and December 31, 2011 was $0.4 million and $0.3 million, respectively. The base management fee expense for the three months ended June 30, 2012 and 2011 was $1.0 million and $1.1 million, respectively. The base management fee expense for the six months ended June 30, 2012 and 2011 was $2.0 million and $2.1 million, respectively.

The incentive fee has two parts, as follows:

The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. The incentive fee with respect to the pre-incentive fee net investment income is 20.00% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the pre-incentive fee net investment income as if a hurdle rate did not apply.

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

The total performance based incentive fee expense was approximately $0.4 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively. The total performance based incentive fee expense was approximately $1.3 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively. The incentive fee payable as of June 30, 2012 and December 31, 2011 was $0.4 million and $1.8 million, respectively. The incentive payable as of June 30, 2012 includes $0.4 million for part one and no accrual for part two of the incentive fee. The incentive fee payable as of December 31, 2011 includes $1.4 million for part one and $0.4 million for part two of the incentive fee.

Administration Agreement

The Company entered into an Administration Agreement with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For both the three months ended June 30, 2012 and 2011, $0.2 million was charged to operations under the Administration Agreement. For both the six months ended June 30, 2012 and 2011, $0.5 million was charged to operations under the Administration Agreement.

Note 4. Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Money market funds	$6,329	$6,329	$13,518	$13,518
Non-affiliate investments
Debt	$188,954	$187,932	$176,049	$173,286
Warrants	4,438	5,034	3,891	4,098
Other Investments	4,952	2,000	—	—
Equity	709	634	711	629
Total non-affiliate investments	$199,053	$195,600	$180,651	$178,013

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table shows the Company’s portfolio investments by industry sector:

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$46,109	$46,349	$41,322	$41,127
Medical Device	19,715	18,815	20,173	19,315
Technology
Consumer-Related Technologies	118	459	1,871	2,217
Networking	283	1,064	1,043	1,749
Software	27,143	27,278	23,715	23,768
Data Storage	4,974	2,012	5,051	3,533
Internet and Media	4,549	4,619	—	—
Communications	571	526	6,003	5,660
Semiconductors	19,225	19,213	11,979	11,967
Power Management	6,592	6,592	—	—
Healthcare Information and Services
Diagnostics	16,210	16,453	21,640	21,881
Other Healthcare Related Services	16,850	16,609	18,627	18,361
Cleantech
Energy Efficiency	23,755	23,416	24,351	23,980
Waste Recycling	4,319	3,555	4,876	4,455
Alternative Energy	8,640	8,640	—	—
Total non-affiliate investments	$199,053	$195,600	$180,651	$178,013

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

Debt Investments: For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At both June 30, 2012 and December 31, 2011, the discount rates used ranged from 8% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

Under certain circumstances the Company may use an alternative technique to value debt investments that better reflects its fair value, such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability.

Warrant Investments: The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on guideline publicly traded companies within indices similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. The weighted average volatility assumptions used for the warrant valuation at June 30, 2012 and December 31, 2011 was 24%. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk free rates used for the warrant valuations at June 30, 2012 and December 31, 2011 ranged from 0.21% to 0.72%, and from 0.12% to 0.83%, respectively.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. The marketability discount used for the warrant valuations at both June 30, 2012 and December 31, 2011 was 20%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement.

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

Other Investments: Other investments will be valued based on the facts and circumstances of the underlying agreement. The Company currently values one contractual agreement using a multiple probability weighted cash flow model as the contractual future cash flows contain elements of variability.  Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement. The Company has categorized this other investment as Level 3 within the fair value hierarchy described above. These assets are recorded at fair value on a recurring basis.

Borrowings: The carrying amount of borrowings under the revolving credit facilities approximate fair value due to the short duration and variable interest rate of these credit facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of our fixed rate Senior Notes (See Note 6 below) is based on the closing public share price on the date of measurement and approximates the carrying value as of June 30, 2012. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

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

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$6,329	$—	$6,329	$—
Debt investments	$187,932	$—	$—	$187,932
Warrant investments	$5,034	$—	$679	$4,355
Other investments	$2,000	$—	$—	$2,000
Equity investments	$634	$108	$—	$526

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$13,518	$—	$13,518	$—
Debt investments	$173,286	$—	$—	$173,286
Warrant investments	$4,098	$—	$50	$4,048
Equity investments	$629	$103	$—	$526

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$162,009	$4,219	$526	$—	$166,754
Purchase of investments	37,295	—	—	—	37,295
Warrants received and classified as Level 3	—	360	—	—	360
Principal payments received on investments	(8,795)	—	—	—	(8,795)
Unrealized (depreciation) appreciation included in earnings	(24)	(57)	—	—	(81)
Transfer out of Level 3	—	(167)	—	—	(167)
Transfer from debt to other investments	(2,000)	—	—	2,000	—
Other	(553)	—	—	—	(553)
Level 3 assets, end of period	$187,932	$4,355	$526	$2,000	$194,813

The Company’s transfers between levels are recognized at the end of the reporting period.  During the three months ended June 30, 2012, there were no transfers between Level 1 and Level 2.  The transfer out of Level 3 relates to warrants held in one portfolio company, with a value of $0.2 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the three months ended June 30, 2012. Because the fair value of the portfolio company warrants held are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of June 30, 2012.

	For the three months ended June 30, 2011
	Debt	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$144,666	$5,408	$668	$150,742
Purchase of investments	42,323	—	—	42,323
Warrants received and classified as Level 3	—	687	—	687
Principal payments received on investments	(5,824)	—	—	(5,824)
Proceeds from sale of investments	—	(3,959)	—	(3,959)
Net realized gain on investments	—	3,943	—	3,943
Net depreciation on investments	(387)	(1,719)	—	(2,106)
Other	(668)	—	—	(668)
Level 3 assets, end of period	$180,110	$4,360	$668	$185,138

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30, 2012
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$173,286	$4,048	$526	$—	$177,860
Purchase of investments	50,256	—	—	—	50,256
Warrants received and classified as Level 3	—	540	—	—	540
Principal payments received on investments	(32,120)	—	—	—	(32,120)
Unrealized (depreciation) appreciation included in earnings	(1,210)	45	—	—	(1,165)
Transfer out of Level 3	—	(278)	—	—	(278)
Transfer from debt to other investments	(2,000)	—	—	2,000	—
Other	(280)	—	—	—	(280)
Level 3 assets, end of period	$187,932	$4,355	$526	$2,000	$194,813

The Company’s transfers between levels are recognized at the end of the reporting period.  During the six months ended June 30, 2012, there were no transfers between Level 1 and Level 2.  The transfer out of Level 3 relates to warrants held in two portfolio companies, with a value of $0.3 million, that were transferred into Level 2 due to the portfolio companies becoming public companies during the six months ended June 30, 2012. Because the fair value of the portfolio company warrants held are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of June 30, 2012.

	For the six months ended June 30, 2011
	Debt	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$130,234	$4,249	$142	$134,625
Purchase of investments	71,156	—	—	71,156
Warrants and equity received and classified as Level 3	—	993	482	1,475
Principal payments received on investments	(19,700)	—	—	(19,700)
Proceeds from sale of investments	—	(3,971)	—	(3,971)
Net realized gain on investments	—	3,955	—	3,955
Net (depreciation) appreciation on investments	(399)	(866)	44	(1,221)
Other	(1,181)	—	—	(1,181)
Level 3 assets, end of period	$180,110	$4,360	$668	$185,138

The total change in unrealized appreciation (depreciation) included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2012 includes $1.2 million depreciation on loans and $0.1 million appreciation on warrants.

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

As of June 30, 2012 and December 31, 2011, the recorded book balances approximated fair value for all of the Company’s financial instruments that are not recognized at fair value.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of June 30, 2012, the asset coverage for borrowed amounts was 256%.

The Company entered into a revolving credit facility (the “WestLB Facility”) with WestLB, AG, New York Branch (“WestLB”) effective March 4, 2008. The WestLB Facility had a three year initial revolving term and on March 3, 2011, the revolving term ended. The outstanding principal balance of the WestLB Facility is amortizing based on loan investment payments received through March 3, 2015. The interest rate is based upon the one-month LIBOR (0.25% as of June 30, 2012 and 0.30% as of December 31, 2011) plus a spread of 2.50%. The rates at June 30, 2012 and December 31, 2011 were 2.75% and 2.80%, respectively. The average rates for the three months ended June 30, 2012 and 2011 were 2.77%, and 2.71%, respectively. The average rate for both the six months ended June 30, 2012 and 2011 was 2.79%.

The WestLB Facility is collateralized by all loans and warrants held by Credit I and permits an advance rate of up to 75% of eligible loans held by Credit I. The WestLB Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the WestLB Facility to certain criteria for qualified loans, and includes portfolio company concentration limits as defined in the related loan agreement. The average amounts of borrowings were approximately $21.3 million and $82.4 million for the three months ended June 30, 2012 and 2011, respectively. The average amounts of borrowings were approximately $30.6 million and $82.2 million for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, the Company had actual borrowings outstanding of approximately $14.5 million and $46.7 million, respectively, on the WestLB Facility.

The Company entered into a revolving credit facility (the “Wells Facility”) with Wells Fargo Capital Finance, LLC (“Wells”) effective July 14, 2011. The Wells Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $75 million commitment provided by Wells. The Wells Facility has a three year revolving term followed by a three year amortization period and matures on July 14, 2017. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The rate at June 30, 2012 was 5.00%, and the average rate for both the three and six months ended June 30, 2012 was 5.00%.

The Wells Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The average amount of borrowings were approximately $10.6 million and $15.1 million for the three and six months ended June 30, 2012, respectively. At June 30, 2012 and December 31, 2011, the Company had borrowings outstanding of approximately $32.9 million and $17.8 million on the Wells Facility.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “Senior Notes”). The Senior Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The Senior Notes are the Company’s direct unsecured obligations and rank (i) pari passu with the Company’s future senior unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Senior Notes; (iii) effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s Credit Facilities and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Senior Notes are listed on the New York Stock Exchange under the symbol “HTF.”

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

The balance of unfunded commitments to extend credit was approximately $39.3 million and $22.5 million as of June 30, 2012 and December 31, 2011, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented approximately 27% and 28% of total loans outstanding as of June 30, 2012 and December 31, 2011, respectively. No single loan represents more than 10% of the total loans as of June 30, 2012 and December 31, 2011. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 32% and 26% of total loan interest and fee income for the three months ended June 30, 2012 and June 30, 2011, respectively. Interest income from the five largest loans accounted for approximately 31% and 24% of total loan interest and fee income for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

During the six months ended June 30, 2011, approximately $159 of net unrealized appreciation, and approximately $169 of net realized losses, from the Swap were recorded in the statement of operations.

Note 10: Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution activity as of June 30, 2012:

Date	Record	Payment	Amount	Cash	Drip Shares	Drip Shares
Declared	Date	Date	Per Share	Distribution	Issued	Values
12/15/10	12/28/10	12/31/10	$0.22	$1,097	38,297	$565
5/10/11	5/19/11	5/26/11	$0.33	$2,190	20,104	$316
8/9/11	8/23/11	8/30/11	$0.40	$2,836	13,193	$209
11/8/11	11/23/11	11/30/11	$0.45	$3,281	9,814	$151
3/12/12	3/23/12	3/30/12	$0.45	$3,378	3,517	$58
5/3/12	5/17/12	5/31/12	$0.45	$3,402	2,299	$37

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

On August 3, 2012, the Company declared a second quarter dividend of $0.45 per share, payable on August 31, 2012 to stockholders of record on August 17, 2012.

Note 11: Subsequent Event

On July 23, 2012, the Company completed a public offering of 1,909,000 shares of its common stock (including 249,000 shares of common stock that were issued pursuant to the underwriters’ option to purchase additional shares) at a public offering price of $16.20 per share for total gross proceeds of approximately $30.9 million.

Note 12: Financial Highlights

The financial highlights for the Company are as follows:

	For the six months ended June 30,
	2012		2011
Per share data:
Net asset value at beginning of period	$17.01		$16.75
Dividend declared and distributed	(0.90)		(0.33)
Net investment income	0.74		0.55
Realized (loss) gain on investments	(0.01)		0.73
Unrealized depreciation on investments	(0.11)		(0.30)
Net asset value at end of period	$16.73		$17.40
Per share market value, end of period	$16.49		$15.83
Total return based on market value	6.6%		11.9%
Shares outstanding at end of period	7,642,348		7,613,525
Ratios to average net assets:
Expenses without incentive fees	8.1	%(1)	7.8	%(1)
Incentive fees	1.9	%(1)	3.3	%(1)
Total expenses	10.0	%(1)	11.1	%(1)
Net investment income with incentive fees	8.7	%(1)	6.5	%(1)
Average net assets	$128,930		$129,826
Portfolio turnover ratio	29.2%		45.9%

(1)	Annualized.

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

Portfolio Composition and Investment Activity

The following table shows our portfolio composition by asset class as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
			% of			% of
	# of	Fair	Total	# of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
Term loans	38	$182,776	93.5%	37	$172,363	96.8%
Revolving loans	2	4,920	2.5%	—	—	0.0%
Equipment loans	1	236	0.1%	1	923	0.5%
Total loans	41	187,932	96.1%	38	173,286	97.3%
Warrants	55	5,034	2.6%	47	4,098	2.3%
Other investments	1	2,000	1.0%	—	—	0.0%
Equity	2	634	0.3%	3	629	0.4%
Total		$195,600	100.0%		$178,013	100.0%

Total portfolio investment activity for the periods ended June 30, 2012 and 2011 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Beginning portfolio	$167,296	$153,216	$178,013	$136,810
New loan funding	37,295	51,000	68,995	79,833
Less refinanced balances	—	(5,907)	(18,739)	(8,677)
Net new loan funding	37,295	45,093	50,256	71,156
Principal payments received on investments	(8,795)	(6,348)	(17,915)	(14,107)
Early pay-offs	—	(2,247)	(14,205)	(5,594)
Accretion of loan fees	450	434	1,092	829
New loan fees	(566)	(414)	(748)	(927)
New equity	—	—	—	577
Proceeds from sale of investments	(38)	(5,551)	(38)	(5,872)
Net realized (loss) gain on investments	(60)	5,440	(61)	5,729
Net appreciation (depreciation) on investments	18	(3,594)	(794)	(2,572)
Ending portfolio	$195,600	$186,029	$195,600	$186,029

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Loans at	Percentage	Loans at	Percentage
	Fair	of Total	Fair	of Total
	Value	Portfolio	Value	Portfolio
Life Science
Biotechnology	$44,942	23.9%	$39,854	23.0%
Medical Device	18,756	10.0%	19,281	11.1%
Technology
Consumer-Related Technologies	—	—	1,762	1.0%
Networking	236	0.1%	923	0.5%
Software	26,745	14.2%	23,354	13.5%
Data Storage	—	—	3,437	2.0%
Internet and Media	4,320	2.3%	—	—
Communications	—	—	5,134	3.0%
Semiconductors	18,932	10.1%	11,765	6.8%
Power Management	6,585	3.5%	—	—
Cleantech
Energy Efficiency	23,194	12.3%	23,790	13.7%
Waste Recycling	3,485	1.9%	4,455	2.6%
Alternative Energy	8,547	4.6%	—	—
Healthcare Information and Services
Diagnostics	15,787	8.4%	21,347	12.3%
Other Healthcare Related Services	16,403	8.7%	18,184	10.5%
Total	$187,932	100.0%	$173,286	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 27% and 28% of total loans outstanding as of June 30, 2012 and December 31, 2011, respectively. No single loan represented more than 10% of our total loans as of June 30, 2012 and December 31, 2011.

Loan Portfolio Asset Quality

We use a credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 or 1 represents a deteriorating credit quality and increased risk. The following table shows the classification of our loan portfolio by credit rating as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Loans at	Percentage	Loans at	Percentage
	Fair	of Loan	Fair	of Loan
Credit Rating	Value	Portfolio	Value	Portfolio
4	$46,855	24.9%	$30,108	17.4%
3	130,564	69.5%	$119,753	69.1%
2	10,513	5.6%	$23,425	13.5%
1	—	—	—	—
Total	$187,932	100.0%	$173,286	100.0%

As of June 30, 2012 and December 31, 2011, our loan portfolio had a weighted average credit rating of 3.3 and 3.1, respectively. There were no loans on non-accrual status as of June 30, 2012 and December 31, 2011.

Consolidated Results of Operations for the three months ended June 30, 2012 and 2011

Consolidated operating results for the three months ended June 30, 2012 and 2011 are as follows:

	For the three months ended June 30,
	2012	2011
Total investment income	$5,482	$5,970
Total expenses	3,224	3,990
Net investment income	2,258	1,980
Net realized (losses) gains	(60)	5,355
Net unrealized appreciation (depreciation)	18	(3,512)
Net increase in net assets resulting from operations	$2,216	$3,283
Average debt investments, at fair value	$170,605	$168,189
Average debt outstanding	$57,065	$82,233

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment Income

Investment income decreased by $0.5 million, or 8.2%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. For the three months ended June 30, 2012, total investment income consisted primarily of $5.5 million in interest income from investments, which included $0.4 million in income from the amortization of discounts and origination fees on investments. Interest income on investments decreased primarily due to a lower beginning balance, as a result of $14.0 million in loan prepayments in the first quarter of 2012 and new loans funded late in the second quarter. Fee income on investments was primarily comprised of prepayment fees from our portfolio companies. For the three months ended June 30, 2011, total investment income consisted primarily of $5.9 million in interest income from investments, which included $0.4 million in income from the amortization of discounts and origination fees on investments.

For the three months ended June 30, 2012 and 2011, our dollar-weighted average annualized yield on average loans was approximately 12.9% and 14.1%, respectively. Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 32% and 26% of investment income for the three months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011, interest receivable was $3.2 million and $3.0 million, respectively, which represents one month of accrued interest income on substantially all our loans and end of term payments on a portion of our loans.

Expenses

Total expenses decreased by $0.8 million, or 19.2%, to $3.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Total operating expenses for each period consisted principally of interest expense, management fees, incentive and administrative fees and, to a lesser degree, professional fees and general and administrative expenses. Interest expense, which includes the amortization of debt issuance costs, increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to an increase in borrowings under the Wells Facility and the issuance of our Senior Notes, offset by continued pay down under the WestLB Facility.

Management fee expense for the three months ended June 30, 2012 decreased compared to the three months ended June 30, 2011 as a result of a decrease in average gross assets as we deleveraged our portfolio. Performance based incentive fees decreased by $1.2 million primarily due to the recording of an accrual for the incentive fee related to realized gains earned in the three months ended June 30, 2011, with no such accrual recorded at June 30, 2012.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses were $0.6 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively.

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

During the three months ended June 30, 2012, we recognized realized losses of approximately $0.1 million primarily due to the charge off of warrants in one portfolio company. During the three months ended June 30, 2011, we recognized realized gains of approximately $5.4 million primarily due to the sale of warrants in three portfolio companies.

During the three months ended June 30, 2012, net unrealized appreciation on investments totaled approximately $0.02 million which was primarily due to the change in the fair values of our investment portfolio during the period. For the three months ended June 30, 2011, net unrealized depreciation on investments totaled approximately $3.5 million which was primarily due to the reversal of previously recorded unrealized appreciation on our warrant investments that was realized during the second quarter of 2011.

Consolidated Results of Operations for the six months ended June 30, 2012 and 2011

Consolidated operating results for the six months ended June 30, 2012 and 2011 are as follows:

	For the six months ended June 30,
	2012	2011
Total investment income	$12,107	$11,430
Total expenses	6,496	7,222
Net investment income	5,611	4,208
Net realized (loss) gains	(61)	5,561
Net unrealized depreciation	(794)	(2,318)
Net increase in net assets resulting from operations	$4,756	$7,451
Average debt investments, at fair value	$172,061	$155,182
Average debt outstanding	$60,262	$82,360

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment Income

Investment income increased by $0.7 million, or 5.9%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. For the six months ended June 30, 2012, total investment income consisted primarily of $11.4 million in interest income from investments, which included $1.0 million in income from the amortization of discounts and origination fees on investments. Interest income on investments increased primarily due to the increased average size of the loan portfolio. Fee income on investments for the six months ended June 30, 2012 was primarily from prepayment fees from our portfolio companies. For the six months ended June 30, 2011, total investment income consisted primarily of $10.8 million in interest income from investments, which included $0.8 million in income from the amortization of discounts and origination fees on investments. Fee income on investments for the six months ended June 30, 2011 was primarily comprised of a one-time success fee received upon the completion of an acquisition of one of our portfolio companies.

For the six months ended June 30, 2012 and 2011, our dollar-weighted average annualized yield on average loans was approximately 14.1% and 14.6% respectively. Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 31% and 24% of investment income for the six months ended June 30, 2012 and 2011, respectively.

Expenses

Total expenses decreased by $0.7 million, or 10.1%, to $6.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Total operating expenses for each period consisted principally of interest expense, management fees, incentive and administrative fees and, to a lesser degree, professional fees and general and administrative expenses. Interest expense, which includes the amortization of debt issuance costs, increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase in borrowings under the Wells Facility and the issuance of our Senior Notes, offset by continued pay down under the WestLB Facility.

Management fee expense for the six months ended June 30, 2012 decreased compared to the six months ended June 30, 2011 as a result of a decrease in average gross assets as we deleveraged our portfolio. Performance based incentive fees decreased by $0.9 million primarily due to the recording of an accrual for the incentive fee related to realized gains earned in the six months ended June 30, 2011, with no such accrual recorded at June 30, 2012.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses were $1.1 million for both the six months ended June 30, 2012 and 2011.

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

During the six months ended June 30, 2012, we recognized realized losses of approximately $0.1 million primarily due to the charge off of warrants in one portfolio company. During the six months ended June 30, 2011, we recognized realized gains of approximately $5.6 million primarily due to the sale of warrants in four portfolio companies.

During the six months ended June 30, 2012, net unrealized depreciation on investments totaled approximately $0.8 million which was primarily due to $1.2 million of net unrealized depreciation on our debt and other investments which was partially offset by unrealized appreciation on our warrant and equity investments. For the six months ended June 30, 2011, net unrealized depreciation on investments totaled approximately $2.3 million which was primarily due to the reversal of previously recorded unrealized appreciation on our warrant investments that was realized in the second quarter, offset by a net increase in the fair value of our investments.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, we had cash and investments in money market funds of $7.5 million and $14.8 million, respectively. These amounts are available to fund new investments, reduce borrowings under the WestLB Facility and the Wells Facility (collectively, the “Credit Facilities”), pay operating expenses and pay dividends. Our primary sources of capital have been from our IPO, use of our Credit Facilities, issuance of our Senior Notes and from the private placement for $50 million of equity capital we completed on March 4, 2008.

The WestLB Facility had a three year initial revolving term which ended on March 3, 2011. The outstanding principal balance under the WestLB Facility was $14.5 million as of June 30, 2012 and is amortizing based on debt investment payments received through March 3, 2015.

As of June 30, 2012, we had available borrowing capacity of approximately $42.1 million under our Wells Facility, subject to existing terms and advance rates. As of June 30, 2012, the outstanding principal balance under the Wells Facility was $32.9 million. Based on eligible loans held by Credit II, we had excess availability of $17.8 million as of June 30, 2012.

Our operating activities used cash of $7.8 million for the six months ended June 30, 2012 and our financing activities provided net cash proceeds of $7.7 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Cash was primarily provided from our availability under our Credit Facilities and our Senior Notes. Our financing activity provided cash primarily from our issuance of our Senior Notes offset by a net decrease in borrowings under our Credit Facilities and the payment of our dividends.

Our operating activities used cash of $17.8 million for the six months ended June 30, 2011 and our financing activities used cash of $15.7 million for the same period. Our operating activities used cash primarily for investing in portfolio companies that was provided primarily from our availability on our Credit Facilities.

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

Current Borrowings

We, through our wholly owned subsidiary, Credit I, entered into the WestLB Facility. The base rate borrowings under the WestLB Facility bear interest at one-month LIBOR (0.25% as of June 30, 2012 and 0.30% as of December 31, 2011) plus 2.50%. The rates were 2.75% and 2.80% as of June 30, 2012 and December 31, 2011, respectively. We were able to request advances under the WestLB Facility through March 4, 2011. We may not request new advances and we must repay the outstanding advances under the WestLB Facility as of such date and at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the WestLB Facility, particularly the condition that the principal balance of the WestLB Facility does not exceed seventy-five percent (75%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the WestLB Facility are due and payable on March 4, 2015.

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

We, through our wholly owned subsidiary, Credit II entered into the Wells Facility on July 14, 2011. The interest rate on the Wells Facility is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The interest rate was 5.00% as of June 30, 2012 and December 31, 2011.

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

As of June 30, 2012 and December 31, 2011, other assets were $3.5 million and $2.0 million, respectively, which were comprised primarily of debt issuance costs and prepaid expenses. The increase was due to the debt issuance costs of approximately $1.3 million incurred related to the Senior Notes.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2012 are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings	$80,377	$14,447	$32,930	$—	$33,000
Unfunded commitments	39,250	36,250	3,000	—	—
Total contractual obligations	$119,627	$50,697	$35,930	$—	$33,000

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2012, we had unfunded commitments of approximately $39.3 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at June 30, 2012 and December 31, 2011.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRs, (ASU 2011-04). ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance. In addition, ASU 2011-04 requires additional fair value disclosures. The Company adopted ASU 2011-04 in the quarter ended March 31, 2012.

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

Assuming that the statement of assets and liabilities as of June 30, 2012 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

While our Senior Notes bear interest at a fixed rate. our Credit Facilities have a floating interest rate provision based on a LIBOR index which resets daily, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4: Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2012 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.

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

Horizon Technology Finance Corporation

Date: August 7, 2012	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: August 7, 2012	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer and Treasurer

