Form 10-Q
period 2012-09-30
Horizon Technology Finance Corp
filed 2012-11-06
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 5, 2012, the Registrant had 9,562,956 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q
TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2012 and December 31, 2011 (unaudited)	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	5
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2012 and 2011 (unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	7
	Consolidated Schedules of Investments as of September 30, 2012 and December 31, 2011 (unaudited)	8
	Notes to the Consolidated Financial Statements (unaudited)	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

	PART II

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
	Signatures	39
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

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)
(In thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Non-affiliate investments at fair value (cost of $223,685 and $180,651, respectively) (Note 4)	$220,909	$178,013
Investment in money market funds	2,366	13,518
Cash	3,288	1,298
Interest receivable	4,066	2,985
Other assets	4,702	1,997
Total assets	$235,331	$197,811

Liabilities
Borrowings (Note 6)	$76,251	$64,571
Base management fee payable (Note 3)	392	330
Incentive fee payable (Note 3)	742	1,766
Other accrued expenses	1,000	1,260
Total liabilities	78,385	67,927

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,562,956 and 7,636,532 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	10	8
Paid-in capital in excess of par	154,343	124,512
Accumulated undistributed net investment income	2,372	4,965
Net unrealized depreciation on investments	(2,776)	(2,659)
Net realized gains on investments	2,997	3,058
Total net assets	156,946	129,884
Total liabilities and net assets	$235,331	$197,811
Net asset value per common share	$16.41	$17.01

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income
Interest income on non-affiliate investments	$6,426	$6,129	$17,803	$16,911
Interest income on money market funds	—	2	—	90
Fee income on non-affiliate investments	193	310	923	870
Total investment income	6,619	6,441	18,726	17,871
Expenses
Interest expense	1,089	725	2,754	2,093
Base management fee (Note 3)	1,087	1,091	3,042	3,229
Performance based incentive fee (Note 3)	742	561	1,992	2,701
Administrative fee (Note 3)	352	355	854	873
Professional fees	147	489	746	1,034
General and administrative	233	227	758	740
Total expenses	3,650	3,448	10,146	10,670
Net investment income	2,969	2,993	8,580	7,201

Net realized and unrealized gain (loss) on investments
Net realized (loss) gain on investments	—	(17)	(61)	5,544
Net unrealized appreciation (depreciation) on investments	677	(217)	(117)	(2,535)
Net realized and unrealized gain (loss) on investments	677	(234)	(178)	3,009

Net increase in net assets resulting from operations	$3,646	$2,759	$8,402	$10,210
Net investment income per common share	$0.33	$0.39	$1.06	$0.95
Change in net assets per common share	$0.40	$0.36	$1.03	$1.34
Weighted average shares outstanding	9,078,010	7,617,972	8,121,986	7,604,345

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

				Accumulated
				Undistributed
				(Distributions	Net Unrealized	Net
			Paid-In	in Excess of)	Appreciation	Realized
			Capital in	Net	(Depreciation)	Gains
	Common Stock		Excess of	Investment	on	on	Total
	Shares	Amount	Par	Income	Investments	Investments	Net Assets
Balance at December 31, 2010	7,593,421	$8	$123,836	$(143)	$3,043	$451	$127,195
Net increase in net assets resulting from operations	—	—	—	7,201	(2,535)	5,544	10,210
Issuance of common stock under dividend reinvestment plan	33,297	—	525	—	—	—	525
Dividends declared	—	—	—	(5,551)	—	—	(5,551)
Balance at September 30, 2011	7,626,718	$8	$124,361	$1,507	$508	$5,995	$132,379

Balance at December 31, 2011	7,636,532	$8	$124,512	$4,965	$(2,659)	$3,058	$129,884

Issuance of common stock (net of offering costs) (1)	1,909,000	2	29,543	—	—	—	29,545
Net increase in net assets resulting from operations	—	—	—	8,580	(117)	(61)	8,402
Issuance of common stock under dividend reinvestment plan	17,424	—	288	—	—	—	288
Dividends declared	—	—	—	(11,173)	—	—	(11,173)
Balance at September 30, 2012	9,562,956	$10	$154,343	$2,372	$(2,776)	$2,997	$156,946

(1)	On July 18, 2012, the Company completed a follow-on public offering of 1,909,000 shares (including 249,000 shares of common stock that was issued pursuant to the underwriters’ option to purchase additional shares) of its common stock at a public offering price of $16.20 per share. Total offering costs were $1.4 million.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,402	$10,210
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	286	227
Net realized loss (gain) on investments	61	(5,799)
Net unrealized depreciation on investments	117	2,535
Purchase of investments	(86,720)	(78,156)
Principal payments received on investments	44,186	32,574
Proceeds from sale of investments	38	5,887
Stock received in settlement of fee income	—	(544)
Changes in assets and liabilities:
Net decrease in investment in money market funds	11,152	10,296
Increase in interest receivable	(1,081)	(539)
Decrease in unearned loan income	(578)	(331)
Decrease in other assets	16	247
(Decrease) increase in other accrued expenses	(260)	226
Increase in base management fee payable	62	2
(Decrease) increase in incentive fee payable	(1,024)	1,039
Net cash used in operating activities	(25,343)	(22,126)

Cash flows from financing activities:
Proceeds from issuance of senior notes	33,000	—
Debt issuance costs	(3,007)	(1,207)
Net decrease in revolving borrowings	(21,320)	(5,540)
Proceeds from shares sold, net of offering costs	29,545	—
Dividends paid	(10,885)	(5,026)
Net cash provided by (used in) financing activities	27,333	(11,773)
Net increase (decrease) in cash	1,990	(33,899)

Cash:
Beginning of period	1,298	37,689
End of period	$3,288	$3,790
Cash paid for interest	$2,395	$1,738
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$1,120	$1,129
Receivables resulting from sales of investments	$—	$213
Decrease in interest rate swap liability	$—	$(245)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

September 30, 2012

(In thousands)

		Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (4)(8)	Rate (5)	Maturity	Amount	Investments (7)	Value
Debt Investments
Debt Investments — Life Science — 43.0%
ACT Biotech Corporation	Biotechnology	Term Loan (1)	13.10%	9/1/2014	$964	$944	$944
		Term Loan (1)	13.01%	9/1/2014	963	960	960
		Term Loan (1)	13.01%	9/1/2014	1,488	1,470	1,470
Ambit Biosciences Corporation	Biotechnology	Term Loan (1)	12.25%	10/1/2013	2,826	2,810	2,810
Anacor Pharmaceuticals, Inc. (6)	Biotechnology	Term Loan (2)	9.41%	4/1/2015	2,924	2,892	2,892
		Term Loan (2)	9.67%	4/1/2015	2,341	2,305	2,305
		Term Loan (2)	9.47%	4/1/2015	4,000	3,934	3,934
Celsion Corporation (6)	Biotechnology	Term Loan (2)	11.75%	10/1/2015	2,500	2,463	2,463
N30 Pharmaceuticals, LLC	Biotechnology	Term Loan (1)	11.25%	9/1/2014	1,893	1,864	1,864
		Term Loan (2)	11.25%	7/1/2015	2,500	2,441	2,441
Revance Therapeutics, Inc.	Biotechnology	Convertible Note (1)	8.00%	2/10/2013	70	70	70
Sample6 Technologies, Inc.	Biotechnology	Term Loan (2)	11.00%	1/1/2016	2,500	2,449	2,449
Sunesis Pharmaceuticals, Inc. (6)	Biotechnology	Term Loan (2)	8.95%	10/1/2015	2,000	1,981	1,981
		Term Loan (2)	9.00%	10/1/2015	3,000	2,896	2,896
Supernus Pharmaceuticals, Inc.(6)	Biotechnology	Term Loan (2)	11.00%	8/1/2014	2,372	2,357	2,357
		Term Loan (2)	11.00%	7/1/2015	6,591	6,532	6,532
Tranzyme, Inc. (6)	Biotechnology	Term Loan (2)	10.00%	7/1/2015	7,700	7,655	7,655
Xcovery Holding Company, LLC	Biotechnology	Term Loan (2)	12.50%	8/1/2015	918	914	914
		Term Loan (2)	12.50%	8/1/2015	1,444	1,438	1,438
		Term Loan (2)	12.50%	10/1/2015	250	249	249
Mitralign, Inc.	Medical Device	Term Loan	12.00%	10/1/2015	1,714	1,625	1,625
OraMetrix, Inc.	Medical Device	Term Loan (1)	11.50%	4/1/2014	3,069	3,042	3,042
		Revolver (2)	10.75% (Prime + 7.50%)	12/1/2015	2,000	1,973	1,973
PixelOptics, Inc.	Medical Device	Term Loan (2)	10.75%	11/1/2014	8,816	8,771	8,771
Tengion, Inc. (6)	Medical Device	Term Loan (2)	13.00%	5/1/2014	3,660	3,593	3,401
Total Debt Investments — Life Science						67,628	67,436
Debt Investments — Technology — 45.8%
Avalanche Technology, Inc.	Semiconductors	Term Loan (2)	10.00%	7/1/2016	4,000	3,861	3,861
Luxtera, Inc.	Semiconductors	Term Loan (3)	10.25%	12/1/15	3,333	3,284	3,284
		Term Loan	10.25%	3/1/2016	1,667	1,639	1,639
Xtera Communications, Inc.	Semiconductors	Term Loan	11.50%	12/1/2014	9,124	9,015	9,015
		Term Loan	11.50%	7/1/2015	2,000	1,966	1,966
Grab Networks, Inc.	Internet and Media	Term Loan (3)	12.00%	1/1/2016	2,500	2,371	2,371
Optaros, Inc.	Internet and Media	Term Loan (2)	11.95%	10/1/2015	2,000	1,972	1,972
		Term Loan	11.95%	3/1/2016	500	494	494
SimpleTuition, Inc.	Internet and Media	Term Loan	11.75%	3/1/2016	5,000	4,891	4,891
IntelePeer, Inc.	Networking	Term Loan (1)	12.33%	10/1/2012	60	60	60
Construction Software Technologies, Inc.	Software	Term Loan (2)	11.75%	12/1/2014	3,651	3,620	3,620
		Term Loan	11.75%	6/1/2014	2,000	1,981	1,981
Courion Corporation	Software	Term Loan (3)	11.45%	10/1/2015	3,500	3,478	3,478
		Term Loan (3)	11.45%	10/1/2015	3,500	3,478	3,478
Netuitive, Inc.	Software	Term Loan (3)	11.75%	1/1/2016	3,000	2,973	2,973
Recondo Technology, Inc.	Software	Term Loan (2)	11.50%	4/1/2015	2,000	1,965	1,965
		Revolver (2)	10.50% (Prime + 7.25%)	4/1/2015	1,000	965	965
Seapass Solutions, Inc.	Software	Term Loan (2)	11.75%	11/1/2014	4,265	4,227	4,227
StreamBase Systems, Inc.	Software	Term Loan (1)	12.51%	11/1/2013	1,741	1,730	1,730
		Term Loan (1)	12.50%	6/1/2014	646	640	640
		Term Loan (2)	12.50%	2/1/2015	1,500	1,473	1,473
Aquion Energy, Inc.	Power Management	Term Loan (2)	10.25%	3/1/2016	3,333	3,309	3,309
		Term Loan (2)	10.25%	3/1/2016	3,333	3,309	3,309
		Term Loan (2)	10.25%	6/1/2016	3,333	3,306	3,306
Xtreme Power, Inc.	Power Management	Term Loan	10.75%	5/1/2016	6,000	5,849	5,849
Total Debt Investments — Technology						71,856	71,856

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

September 30, 2012 — (Continued)

(In thousands)

		Type of		Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (4)(8)		Rate (5)	Maturity	Amount	Investments (7)	Value
Debt Investments — Cleantech — 25.5%
Renmatix, Inc.	Alternative Energy		Term Loan (2)	10.25%	2/1/2016	2,500	2,398	2,398
			Term Loan (2)	10.25%	2/1/2016	2,500	2,469	2,469
Semprius, Inc.	Alternative Energy		Term Loan (2)	10.25%	6/1/2016	3,750	3,692	3,692
Cereplast, Inc. (6)	Waste Recycling		Term Loan	12.00%	8/1/2014	2,058	1,923	1,681
			Term Loan	12.00%	8/1/2014	2,208	2,183	1,921
Aurora Algae, Inc.	Energy Efficiency		Term Loan (2)	10.50%	5/1/2015	2,261	2,246	2,246
Enphase Energy, Inc. (6)	Energy Efficiency		Term Loan (1)	12.60%	10/1/2013	3,304	3,284	3,284
			Term Loan	10.75%	4/1/2015	1,703	1,687	1,687
			Term Loan	10.75%	4/1/2015	3,000	2,964	2,964
Satcon Technology Corporation (6)	Energy Efficiency		Term Loan (1)	12.58%	1/1/2014	5,278	5,220	5,220
Solarbridge Technologies, Inc.	Energy Efficiency		Term Loan	11.65%	4/1/2016	7,000	6,805	6,805
Tigo Energy, Inc.	Energy Efficiency		Term Loan (1)	11.00%	8/1/2014	2,767	2,740	2,740
			Revolver (2)	10.75% (Prime + 7.50%)	1/1/2014	3,000	2,953	2,953
Total Debt Investments — Cleantech							40,564	40,060
Debt Investments — Healthcare information and services — 21.1%
BioScale, Inc.	Diagnostics		Term Loan (1)	11.51%	1/1/2014	3,459	3,439	3,439
Radisphere National Radiology Group, Inc.	Diagnostics		Revolver (2)	11.25% (Prime + 8.00%)	10/1/2015	15,000	14,843	14,843
Aperio Technologies, Inc.	Other Healthcare		Term Loan	9.64%	5/1/2015	4,515	4,476	4,476
Patientkeeper, Inc.	Other Healthcare		Term Loan	10.50%	12/1/2014	5,014	4,873	4,873
Singulex, Inc.	Other Healthcare		Term Loan (1)	11.00%	3/1/2014	1,898	1,882	1,882
			Term Loan (1)	11.00%	3/1/2014	1,265	1,257	1,257
Talyst, Inc.	Other Healthcare		Term Loan (1)	12.10%	12/1/2013	1,152	1,142	1,142
			Term Loan (1)	12.05%	12/1/2013	1,152	1,141	1,141
Total Debt Investments — Healthcare information and services							33,053	33,053
Total Debt Investments							213,101	212,405
Warrant Investments
Warrants — Life Science — 1.2%

ACT Biotech Corporation	Biotechnology	1,390,910	Preferred Stock Warrants (1)	—	—	—	83	35
Ambit Biosciences, Inc.	Biotechnology	1,075,083	Preferred Stock Warrants (1)	—	—	—	143	129
Anacor Pharmaceuticals, Inc. (6)	Biotechnology	84,583	Common Stock Warrants (2)	—	—	—	93	79
Anesiva, Inc. (6)	Biotechnology	198,898	Common Stock Warrants (1)	—	—	—	18	—
Celsion Corporation (6)	Biotechnology	25,685	Common Stock Warrants (2)	—	—	—	15	66
GenturaDx, Inc.	Biotechnology	1,161,290	Preferred Stock Warrants (2)	—	—	—	63	—
N30 Pharmaceuticals, LLC	Biotechnology	214,200	Preferred Stock Warrants (1)(2)	—	—	—	122	256
Novalar Pharmaceuticals, Inc.	Biotechnology	84,845	Preferred Stock Warrants (1)	—	—	—	69	—
Revance Therapeutics, Inc.	Biotechnology	199,470	Preferred Stock Warrants (1)	—	—	—	224	411
Sample6 Technologies, Inc.	Biotechnology	200,582	Preferred Stock Warrants (2)	—	—	—	27	31
Sunesis Pharmaceuticals, Inc. (6)	Biotechnology	116,203	Common Stock Warrants (2)	—	—	—	83	409
Supernus Pharmaceuticals, Inc. (6)	Biotechnology	42,083	Preferred Stock Warrants (2)	—	—	—	94	297
Tranzyme, Inc. (6)	Biotechnology	77,902	Common Stock Warrants (1)(2)	—	—	—	6	80
EnteroMedics, Inc. (6)	Medical Device	141,026	Common Stock Warrants (1)	—	—	—	347	26
Mitralign, Inc.	Medical Device	295,238	Common Stock Warrants	—	—	—	49	49
OraMetrix, Inc.	Medical Device	812,348	Preferred Stock Warrants (1)(2)	—	—	—	78	1
PixelOptics, Inc.	Medical Device	381,612	Preferred Stock Warrants (2)	—	—	—	96	42
Tengion, Inc. (6)	Medical Device	8,161	Common Stock Warrants (2)	—	—	—	62	—
ViOptix, Inc.	Medical Device	375,763	Preferred Stock Warrants (1)	—	—	—	13	—
Total Warrants — Life Science							1,685	1,911

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

September 30, 2012 — (Continued)

(In thousands)

		Type of		Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (4)(8)		Rate (5)	Maturity	Amount	Investments (7)	Value
Warrants — Technology — 1.6%
OpenPeak, Inc.	Communications	18,997	Preferred Stock Warrants (1)	—	—	—	89	—
Everyday Health, Inc.	Consumer-related Technologies	65,674	Preferred Stock Warrants (1)	—	—	—	69	103
SnagAJob.com, Inc.	Consumer-related Technologies	365,396	Preferred Stock Warrants (1)	—	—	—	23	268
Tagged, Inc.	Consumer-related Technologies	190,868	Preferred Stock Warrants (1)	—	—	—	27	81
Avalanche Technology, Inc.	Semiconductors	201,835	Preferred Stock Warrants (2)	—	—	—	45	45
Impinj, Inc.	Semi-conductor	109,362	Preferred Stock Warrants (1)	—	—	—	7	—
Luxtera, Inc.	Semiconductors	1,827,458	Preferred Stock Warrants (3)	—	—	—	34	34
Xtera Communications, Inc.	Semiconductors	983,607	Preferred Stock Warrants	—	—	—	206	201
XIOtech, Inc.	Data Storage	2,217,979	Preferred Stock Warrants (1)	—	—	—	22	12
Cartera Commerce, Inc.	Internet and media	90,909	Preferred Stock Warrants (1)	—	—	—	16	161
Grab Networks, Inc.	Internet and media	1,493,681	Preferred Stock Warrants (1)(3)	—	—	—	194	120
Optaros, Inc.	Internet and media	477,403	Preferred Stock Warrants (2)	—	—	—	21	20
SimpleTuition, Inc.	Internet and media	189,573	Preferred Stock Warrants	—	—	—	63	63
IntelePeer, Inc.	Networking	141,549	Preferred Stock Warrants (1)	—	—	—	39	489
Motion Computing, Inc.	Networking	260,707	Preferred Stock Warrants (1)	—	—	—	7	306
Clarabridge, Inc.	Software	104,503	Preferred Stock Warrants (1)	—	—	—	28	20
Construction Software Technologies, Inc.	Software	196,226	Preferred Stock Warrants (2)	—	—	—	45	35
Courion Corporation	Software	772,543	Preferred Stock Warrants (1)(3)	—	—	—	107	111
DriveCam, Inc.	Software	71,639	Preferred Stock Warrants (1)	—	—	—	20	120
Netuitive, Inc.	Software	748,453	Preferred Stock Warrants (1)(3)	—	—	—	27	13
Recondo Technology, Inc.	Software	280,000	Preferred Stock Warrants (2)	—	—	—	48	133
Seapass Solutions, Inc.	Software	67,631	Preferred Stock Warrants (2)	—	—	—	43	39
StreamBase Systems, Inc.	Software	306,041	Preferred Stock Warrants (1)	—	—	—	83	71
Aquion Energy, Inc.	Power Management	82,644	Preferred Stock Warrants (2)	—	—	—	7	7
Xtreme Power, Inc.	Power Management	182,723	Preferred Stock Warrants	—	—	—	76	76
Total Warrants — Technology							1,346	2,528
Warrants — Cleantech — 0.2%
Renmatix, Inc.	Alternative Energy	52,296	Preferred Stock Warrants (2)	—	—	—	68	79
Semprius, Inc.	Alternative Energy	519,981	Preferred Stock Warrants (2)	—	—	—	25	30
Cereplast, Inc. (6)	Waste Recycling	365,000	Common Stock Warrants (1)	—	—	—	175	60
Enphase Energy, Inc. (6)	Energy Efficiency	161,959	Common Stock Warrants (1)	—	—	—	175	16
Satcon Technology Corporation (6)	Energy Efficiency	493,097	Common Stock Warrants (1)	—	—	—	285	—
Solarbridge Technologies, Inc.	Energy Efficiency	1,761,051	Preferred Stock Warrants	—	—	—	125	125
Tigo Energy, Inc.	Energy Efficiency	190,901	Preferred Stock Warrants (1)(2)	—	—	—	100	80
Total Warrants — Cleantech							953	390
Warrants — Healthcare information and services — 0.6%
BioScale, Inc.	Diagnostics	315,618	Preferred Stock Warrants (1)	—	—	—	54	51
Precision Therapeutics, Inc.	Diagnostics	561,409	Preferred Stock Warrants	—	—	—	73	147
Radisphere National Radiology Group, Inc.	Diagnostics	519,943	Preferred Stock Warrants (1)(2)	—	—	—	378	328
Aperio Technologies, Inc.	Other Healthcare	197,473	Preferred Stock Warrants	—	—	—	34	274
Patientkeeper, Inc.	Other Healthcare	396,410	Preferred Stock Warrants	—	—	—	269	44
Singulex, Inc.	Other Healthcare	293,633	Preferred Stock Warrants (1)	—	—	—	44	73
Talyst, Inc.	Other Healthcare	300,360	Preferred Stock Warrants (1)	—	—	—	100	81
Total Warrants — Healthcare information and services							952	998
Total Warrants							4,936	5,827
Other Investments — 1.3%
Vette Technology, LLC	Data Storage		Royalty Agreement (1)	—	4/18/2019	—	4,939	2,000
Total Other Investments							4,939	2,000
Equity — 0.4%
Insmed Incorporated (6)	Biotechnology	33,208	Common Stock (1)	—	—	—	227	151
Overture Networks Inc.	Communications	386,191	Preferred Stock (1)	—	—	—	482	526
Total Equity							709	677
Total Portfolio Investment Assets — 140.8%							$223,685	$220,909

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

September 30, 2012 — (Continued)

(In thousands)

		Type of	Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (4)(8)	Rate (5)	Maturity	Amount	Investments (7)	Value
Short Term Investments — Money Market Funds — 1.5%
Blackrock Liquid Fed Funds Institutional (Fund #30)						$836	$836
First American Prime Obligations Fund (Class D)						1,294	1,294
Fidelity Prime Money Market (Class I Fund #690)						91	91
US Bank Money Market						145	145
Total Short Term Investments — Money Market Funds						$2,366	$2,366

(1)	Has been pledged as collateral under the WestLB Facility.

(2)	Has been pledged as collateral under the Wells Facility.

(3)	Has been pledged as collateral under the Fortress Facility.

(4)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(5)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest Rate is the annual interest rate on the debt investment and does not include end of the term payments and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of September 30, 2012.

(6)	Portfolio company is a public company.

(7)	For debt investments, represents principal balance less unearned income.

(8)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2011 — (Continued)
(In thousands)

		Type of		Interest		Principal	Cost of	Fair
Portfolio Company	Sector	Investment (3)(7)		Rate (4)	Maturity	Amount	Investments (6)	Value
Warrants — Cleantech — 0.1%
Cereplast, Inc. (5)	Waste Recycling	140,000	Common Stock Warrants (1)	—	—	—	112	—
Enphase Energy, Inc.	Energy Efficiency	1,470,589	Preferred Stock Warrants (1)	—	—	—	175	110
Satcon Technology Corporation (5)	Energy Efficiency	493,097	Common Stock Warrants (1)	—	—	—	285	—
Tigo Energy, Inc.	Energy Efficiency	190,901	Preferred Stock Warrants (1)	—	—	—	101	80
Total Warrants — Cleantech							673	190
Warrants — Healthcare information and services — 0.5%
BioScale, Inc.	Diagnostics	315,618	Preferred Stock Warrants (1)	—	—	—	54	51
Precision Therapeutics, Inc.	Diagnostics	561,409	Preferred Stock Warrants	—	—	—	73	158
Radisphere National Radiology Group, Inc.	Diagnostics	248,788	Preferred Stock Warrants (1)	—	—	—	167	325
Aperio Technologies, Inc.	Other Healthcare	197,473	Preferred Stock Warrants	—	—	—	34	27
Patientkeeper, Inc.	Other Healthcare	396,410	Preferred Stock Warrants	—	—	—	269	44
Singulex, Inc.	Other Healthcare	259,576	Preferred Stock Warrants (1)	—	—	—	39	25
Talyst, Inc.	Other Healthcare	300,360	Preferred Stock Warrants (1)	—	—	—	100	81
Total Warrants — Healthcare information and services							736	711
Total Warrants							3,891	4,098
Equity — 0.5%
Insmed Incorporated (5)	Biotechnology	33,208	Common Stock (1)	—	—	—	227	101
Overture Networks Inc.	Communications	386,191	Preferred Stock (1)	—	—	—	482	526
Active Networks (5)	Consumer-related Technologies	128	Common Stock (1)	—	—	—	2	2
Total Equity							711	629
Total Portfolio Investment Assets — 137.1%							$180,651	$178,013
Short Term Investments — Money Market Funds — 10.4%
Blackrock Liquid Fed Funds Institutional (Fund #30)							$9,861	$9,861
First American Prime Obligations Fund (Class D)							2,966	2,966
Fidelity Prime Money Market (Class I Fund #690)							691	691
Total Short Term Investments — Money Market Funds							$13,518	$13,518

(1)	Has been pledged as collateral under the WestLB Facility.

(2)	Has been pledged as collateral under the Wells Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest Rate is the annual interest rate on the debt investment and does not include end of term payments and any additional fees related to the investment, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of December 31, 2011.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants and equity interests are non-income producing.

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

Horizon Credit III LLC (“Credit III”) was formed as a Delaware limited liability company on May 30, 2012, with the Company as the sole equity member. Credit III is a special purpose bankruptcy remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit III are not available to creditors of the Company or any other entity other than Credit III’s lenders.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. There were no loans on non-accrual status as of September 30, 2012 and December 31, 2011.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and amortized as interest expense over the term of the related borrowings. The unamortized balance of debt issuance costs as of September 30, 2012 and December 31, 2011, included in other assets, was $3.8 million and $1.1 million, respectively. The accumulated amortization balances as of September 30, 2012 and December 31, 2011 were $0.4 and $0.1 million, respectively. The amortization expense for the nine months ended September 30, 2012 and 2011 relating to debt issuance costs was $0.3 million and $0.2 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2012 and 2011, no amount was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at September 30, 2012 and December 31, 2011. The 2011, 2010 and 2009 tax years remain subject to examination by U.S. federal and state tax authorities.

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The accrued management fee as of September 30, 2012 and December 31, 2011 was $0.4 million and $0.3 million, respectively. The base management fee expense for both the three months ended September 30, 2012 and 2011 was $1.1 million. The base management fee expense for the nine months ended September 30, 2012 and 2011 was $3.0 million and $3.2 million, respectively.

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

The performance based incentive fee expense was approximately $0.7 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively. The performance based incentive fee expense was approximately $2.0 million and $2.7 million for the nine months ended September 30, 2012 and 2011, respectively. The incentive fee payable as of September 30, 2012 and December 31, 2011 was $0.7 million and $1.8 million, respectively. The incentive payable as of September 30, 2012 includes $0.7 million for part one and no accrual for part two of the incentive fee. The incentive fee payable as of December 31, 2011 included $1.4 million for part one and $0.4 million for part two of the incentive fee.

Administration Agreement

The Company entered into an Administration Agreement with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For both the three months ended September 30, 2012 and 2011, $0.4 million was charged to operations under the Administration Agreement. For both the nine months ended September 30, 2012 and 2011, $0.9 million was charged to operations under the Administration Agreement.

Note 4. Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Money market funds	$2,366	$2,366	$13,518	$13,518
Non-affiliate investments
Debt	$213,101	$212,405	$176,049	$173,286
Warrants	4,936	5,827	3,891	4,098
Other Investments	4,939	2,000	—	—
Equity	709	677	711	629
Total non-affiliate investments	$223,685	$220,909	$180,651	$178,013

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table shows the Company’s portfolio investments by industry sector:

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$49,891	$50,568	$41,322	$41,127
Medical Device	19,649	18,930	20,173	19,315
Technology
Consumer-Related Technologies	118	452	1,871	2,217
Networking	106	855	1,043	1,749
Software	26,929	27,072	23,715	23,768
Data Storage	4,962	2,012	5,051	3,533
Internet and Media	10,023	10,093	—	—
Communications	572	526	6,003	5,660
Semiconductors	20,057	20,044	11,979	11,967
Power Management	15,856	15,856	—	—
Healthcare Information and Services
Diagnostics	18,787	18,808	21,640	21,881
Other Healthcare Related Services	15,218	15,243	18,627	18,361
Cleantech
Energy Efficiency	28,584	28,121	24,351	23,980
Waste Recycling	4,281	3,662	4,876	4,455
Alternative Energy	8,652	8,667	—	—
Total non-affiliate investments	$223,685	$220,909	$180,651	$178,013

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

Debt Investments: For variable rate debt investments which re-price frequently and have no significant fair value change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At both September 30, 2012 and December 31, 2011, the discount rates used ranged from 8% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

Under certain circumstances the Company may use an alternative technique to value debt investments that better reflects its fair value, such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability.

Warrant Investments: The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on guideline publicly traded companies within indices similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. The weighted average volatility assumptions used for the warrant valuation at September 30, 2012 and December 31, 2011 was 24%. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk free rates used for the warrant valuations at September 30, 2012 and December 31, 2011 ranged from 0.17% to 0.62%, and from 0.12% to 0.83%, respectively.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. The marketability discount used for the warrant valuations at both September 30, 2012 and December 31, 2011 was 20%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement.

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

Other Investments: Other investments will be valued based on the facts and circumstances of the underlying agreement. The Company currently values one contractual agreement using a multiple probability weighted cash flow model as the contractual future cash flows contain elements of variability.  Significant changes in the estimated cash flows and probability weightings would result in a significantly higher or lower fair value measurement. The Company has categorized this other investment as Level 3 within the fair value hierarchy described above. These assets are recorded at fair value on a recurring basis.

Borrowings: The carrying amount of borrowings under the revolving credit facilities and the term loan facility approximate fair value due to the variable interest rate of these credit facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of our fixed rate Senior Notes (See Note 6 below) is based on the closing public share price on the date of measurement and approximates the carrying value as of September 30, 2012. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

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

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$2,366	$—	$2,366	$—
Debt investments	$212,405	$—	$—	$212,405
Warrant investments	$5,827	$—	$1,035	$4,792
Other investments	$2,000	$—	$—	$2,000
Equity investments	$677	$151	$—	$526

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$13,518	$—	$13,518	$—
Debt investments	$173,286	$—	$—	$173,286
Warrant investments	$4,098	$—	$50	$4,048
Equity investments	$629	$103	$—	$526

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30, 2012
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$187,932	$4,355	$526	$2,000	$194,813
Purchase of investments	36,464	—	—	—	36,464
Warrants received and classified as Level 3	—	397	—	—	397
Principal payments received on investments	(12,066)	—	—	—	(12,066)
Unrealized (depreciation) appreciation included in earnings	339	40	—	—	379
Other	(264)	—	—	—	(264)
Level 3 assets, end of period	$212,405	$4,792	$526	$2,000	$219,723

During the three months ended September 30, 2012, there were no transfers between Levels

	For the three months ended September 30, 2011
	Debt	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$180,110	$4,360	$668	$185,138
Purchase of investments	7,000	—	—	7,000
Warrants received and classified as Level 3	—	47	—	47
Principal payments received on investments	(12,874)	—	—	(12,874)
Net realized loss on investments	—	(17)	—	(17)
Unrealized (depreciation) appreciation on investments	(282)	645	—	363
Other	448	—	(144)	304
Level 3 assets, end of period	$174,402	$5,035	$524	$179,961

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30, 2012
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$173,286	$4,048	$526	$—	$177,860
Purchase of investments	86,720	—	—	—	86,720
Warrants received and classified as Level 3	—	937	—	—	937
Principal payments received on investments	(44,186)	—	—	—	(44,186)
Unrealized (depreciation) appreciation included in earnings	(872)	85	—	—	(787)
Transfer out of Level 3	—	(278)	—	—	(278)
Transfer from debt to other investments	(2,000)	—	—	2,000	—
Other	(543)	—	—	—	(543)
Level 3 assets, end of period	$212,405	$4,792	$526	$2,000	$219,723

The Company’s transfers between levels are recognized at the end of the reporting period.  During the nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2.  The transfer out of Level 3 relates to warrants held in two portfolio companies, with a value of $0.3 million, that were transferred into Level 2 due to the portfolio companies becoming public companies during the nine months ended September 30, 2012. Because the fair value of the portfolio company warrants held are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of September 30, 2012.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

	For the nine months ended September 30, 2011
	Debt	Warrant	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$130,234	$4,249	$142	$134,625
Purchase of investments	78,156	—	—	78,156
Warrants and equity received and classified as Level 3	—	1,040	482	1,522
Principal payments received on investments	(32,574)	—	—	(32,574)
Proceeds from sale of investments	—	(3,971)	—	(3,971)
Net realized gain on investments	—	3,938	—	3,938
Unrealized (depreciation) appreciation on investments	(681)	(221)	44	(858)
Other	(733)	—	(144)	(877)
Level 3 assets, end of period	$174,402	$5,035	$524	$179,961

The change in unrealized appreciation (depreciation) included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2012 includes $0.9 million depreciation on loans and $0.1 million appreciation on warrants.

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

As of September 30, 2012 and December 31, 2011, the recorded book balances approximated fair value for all of the Company’s financial instruments that are not recognized at fair value.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of September 30, 2012, the asset coverage for borrowed amounts was 300%.

The Company entered into a revolving credit facility (the “WestLB Facility”) with WestLB, AG, New York Branch (“WestLB”) effective March 4, 2008. The WestLB Facility had a three year initial revolving term and on March 3, 2011, the revolving term ended. The outstanding principal balance of the WestLB Facility is amortizing based on loan investment payments received through March 3, 2015. The interest rate is based upon the one-month LIBOR (0.21% as of September 30, 2012 and 0.30% as of December 31, 2011) plus a spread of 2.50%. The rates at September 30, 2012 and December 31, 2011 were 2.71% and 2.80%, respectively. The average rates for the three months ended September 30, 2012 and 2011 were 2.79%, and 2.76%, respectively. The average rates for the nine months ended September 30, 2012 and 2011 were 2.79% and 2.78%, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The WestLB Facility is collateralized by all loans and warrants held by Credit I and permits an advance rate of up to 75% of eligible loans held by Credit I. The WestLB Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the WestLB Facility to certain criteria for qualified loans, and includes portfolio company concentration limits as defined in the related loan agreement. The average amounts of borrowings were approximately $12.0 million and $69.5 million for the three months ended September 30, 2012 and 2011, respectively. The average amounts of borrowings were approximately $23.6 million and $78.1 million for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, the Company had actual borrowings outstanding of approximately $9.6 million and $46.7 million, respectively, on the WestLB Facility.

The Company entered into a revolving credit facility (the “Wells Facility”) with Wells Fargo Capital Finance, LLC (“Wells”) effective July 14, 2011. The Wells Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $75 million commitment provided by Wells. The Wells Facility has a three year revolving term followed by a three year amortization period and matures on July 14, 2017. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The rate at both September 30, 2012 and 2011 was 5.00%. The average rate for both the three months ended September 30, 2012 and 2011 was 5.00%. The average rate for the nine months ended September 30, 2012 was 5.00%.

The Wells Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The average amount of borrowings were approximately $9.9 million and $15.1 million for the three months ended September 30, 2012 and 2011, respectively. The average amount of borrowings were approximately $11.7 million for the nine months ended September 30, 2012. The average rate and average borrowings for the nine months ended September 30, 2011 are not meaningful because the Wells Facility was outstanding for only a short duration during that period. At September 30, 2012 and December 31, 2011, the Company had actual borrowings outstanding of approximately $23.7 million and $17.8 million on the Wells Facility.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “Senior Notes”). The Senior Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Senior Notes are the Company’s direct unsecured obligations and rank (i) pari passu with the Company’s future senior unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Senior Notes; (iii) effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Senior Notes are listed on the New York Stock Exchange under the symbol “HTF.”

The Company entered into a term loan credit facility (the “Fortress Facility”) with Fortress Credit Co LLC effective August 23, 2012. The Fortress Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, has a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility requires the payment of an unused line fee of 1.00% annually beginning October 1, 2012 and has an effective advance rate of approximately 66% against eligible loans. The Fortress Facility generally bears interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The rate at September 30, 2012 was 7.00%, and the average rate for the period within the three months ended September 30, 2012, in which the loan was outstanding, was 7.00%. The average amount of borrowings was approximately $10.0 million for the period within the three months ended September 30, 2012 in which the loan was outstanding. The average rate and average borrowings for the nine months ended September 30, 2012 is not meaningful because the Fortress Facility was outstanding for only a short duration during that period. At September 30, 2012, the Company had actual borrowings outstanding of approximately $10.0 million on the Fortress Facility.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The balance of unfunded commitments to extend credit was approximately $29.0 million and $22.5 million as of September 30, 2012 and December 31, 2011, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented approximately 25% and 28% of total loans outstanding as of September 30, 2012 and December 31, 2011, respectively. No single loan represents more than 10% of the total loans as of September 30, 2012 and December 31, 2011. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 23% and 27% of total loan interest and fee income for the three months ended September 30, 2012 and 2011, respectively. Interest income from the five largest loans accounted for approximately 23% and 25% of total loan interest and fee income for the nine months ended September 30, 2012 and 2011, respectively.

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

During the nine months ended September 30, 2011, approximately $245 of net unrealized appreciation, and approximately $255 of net realized losses, from the Swap were recorded in the statement of operations.

Note 10: Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution activity as of September 30, 2012:

Date	Record	Payment	Amount	Cash	Drip Shares	Drip Shares
Declared	Date	Date	Per Share	Distribution	Issued	Values
12/15/10	12/28/10	12/31/10	$0.22	$1,097	38,297	$565
5/10/11	5/19/11	5/26/11	$0.33	$2,190	20,104	$316
8/9/11	8/23/11	8/30/11	$0.40	$2,836	13,193	$209
11/8/11	11/23/11	11/30/11	$0.45	$3,281	9,814	$151
3/12/12	3/23/12	3/30/12	$0.45	$3,378	3,517	$58
5/3/12	5/17/12	5/31/12	$0.45	$3,402	2,299	$37
8/7/12	8/17/12	8/31/12	$0.45	$4,105	11,608	$193

On November 2, 2012, the Company declared a third quarter dividend of $0.45 per share, payable on November 30, 2012 to stockholders of record on November 16, 2012.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 11: Financial Highlights

The financial highlights for the Company are as follows:

	For the nine months ended September 30,
	2012		2011
Per share data:
Net asset value at beginning of period	$17.01		$16.75
Net dilution from issuance of common stock	(0.28)		—
Dividend declared and distributed	(1.35)		(0.73)
Net investment income	1.06		0.95
Realized (loss) gain on investments	(0.01)		0.73
Unrealized depreciation on investments	(0.02)		(0.34)
Net asset value at end of period	$16.41		$17.36
Per share market value, end of period	$16.16		$14.66
Total return based on market value	7.3%		6.6%
Shares outstanding at end of period	9,562,956		7,626,718
Ratios to average net assets:
Expenses without incentive fees	8.0	%(1)	8.2	%(1)
Incentive fees	2.0	%(1)	2.8	%(1)
Total expenses	10.0	%(1)	11.0	%(1)
Net investment income with incentive fees	8.4	%(1)	10.2	%(1)
Average net assets	$135,934		$129,786
Portfolio turnover ratio	48.33%		48.06%

(1)	Annualized.

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

Portfolio Composition and Investment Activity

The following table shows our portfolio composition by asset class as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
			% of			% of
	# of	Fair	Total	# of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
Term loans	39	$191,612	86.7%	37	$172,363	96.8%
Revolving loans	4	20,733	9.4%	—	—	0.0%
Equipment loans	1	60	0.1%	1	923	0.5%
Total loans	44	212,405	96.2%	38	173,286	97.3%
Warrants	58	5,827	2.6%	47	4,098	2.3%
Other investments	1	2,000	0.9%	—	—	0.0%
Equity	2	677	0.3%	3	629	0.4%
Total		$220,909	100.0%		$178,013	100.0%

Total portfolio investment activity for the periods ended September 30, 2012 and 2011 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Beginning portfolio	$195,600	$186,029	$178,013	$136,810
New loan funding	48,464	7,000	117,459	86,833
Less refinanced balances	(12,000)	—	(30,739)	(8,677)
Net new loan funding	36,464	7,000	86,720	78,156
Principal payments received on investments	(10,607)	(8,559)	(28,522)	(22,666)
Early pay-offs	(1,459)	(4,315)	(15,664)	(9,908)
Accretion of loan fees	606	527	1,698	1,356
New loan fees	(372)	(40)	(1,120)	(967)
New equity	—	—	—	577
Proceeds from sale of investments	—	—	(38)	—
Net realized loss on investments	—	—	(61)	—
Net appreciation (depreciation) on investments	677	(456)	(117)	(3,172)
Ending portfolio	$220,909	$180,186	$220,909	$180,186

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Loans at	Percentage	Loans at	Percentage
	Fair	of Total	Fair	of Total
	Value	Portfolio	Value	Portfolio
Life Science
Biotechnology	$48,624	22.9%	$39,854	23.0%
Medical Device	18,812	8.9%	19,281	11.1%
Technology
Consumer-Related Technologies	—	—	1,762	1.0%
Networking	60	0.1%	923	0.5%
Software	26,529	12.5%	23,354	13.5%
Data Storage	—	—	3,437	2.0%
Internet and Media	9,729	4.6%	—	—
Communications	—	—	5,134	3.0%
Semiconductors	19,765	9.3%	11,765	6.8%
Power Management	15,773	7.4%	—	—
Cleantech
Energy Efficiency	27,899	13.1%	23,790	13.7%
Waste Recycling	3,602	4.0%	4,455	2.6%
Alternative Energy	8,559	1.7%	—	—
Healthcare Information and Services
Diagnostics	18,282	8.6%	21,347	12.3%
Other Healthcare Related Services	14,771	6.9%	18,184	10.5%
Total	$212,405	100.0%	$173,286	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 25% and 28% of total loans outstanding as of September 30, 2012 and December 31, 2011, respectively. No single loan represented more than 10% of our total loans as of September 30, 2012 and December 31, 2011.

Loan Portfolio Asset Quality

We use a credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 or 1 represents a deteriorating credit quality and increased risk. The following table shows the classification of our loan portfolio by credit rating as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Loans at	Percentage	Loans at	Percentage
	Fair	of Loan	Fair	of Loan
Credit Rating	Value	Portfolio	Value	Portfolio
4	$43,562	20.5%	$30,108	17.4%
3	153,247	72.2%	119,753	69.1%
2	15,596	7.3%	23,425	13.5%
1	—	—	—	—
Total	$212,405	100.0%	$173,286	100.0%

As of September 30, 2012 and December 31, 2011, our loan portfolio had a weighted average credit rating of 3.2 and 3.1, respectively. There were no loans on non-accrual status as of September 30, 2012 and December 31, 2011. Subsequent to September 30, 2012, one loan with a credit rating of “2” and a cost and fair value of approximately $5.2 million was placed on non-accrual status.

Consolidated Results of Operations for the three months ended September 30, 2012 and 2011

Consolidated operating results for the three months ended September 30, 2012 and 2011 are as follows:

	For the three months ended September 30,
	2012	2011
Total investment income	$6,619	$6,441
Total expenses	3,650	3,448
Net investment income	2,969	2,993
Net realized losses	—	(17)
Net unrealized appreciation (depreciation)	677	(217)
Net increase in net assets resulting from operations	$3,646	$2,759
Average debt investments, at fair value	$195,147	$180,951
Average borrowings outstanding	$59,112	$80,871

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment Income

Investment income increased by $0.2 million, or 2.8%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. For the three months ended September 30, 2012, total investment income consisted primarily of $6.4 million in interest income from investments, which included $1.1 million in income from the amortization of origination fees and end-of-term payments on investments. Interest income on investments increased primarily due to the increased average balance of the loan portfolio. Fee income on investments was primarily comprised of prepayment fees from our portfolio companies. For the three months ended September 30, 2011, total investment income consisted primarily of $6.1 million in interest income from investments, which included $0.9 million in income from the amortization of origination fees and end-of-term payments on investments.

For the three months ended September 30, 2012 and 2011, our dollar-weighted average annualized yield on average loans was approximately 13.6% and 14.2%, respectively. Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 23% and 27% of investment income for the three months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and December 31, 2011, interest receivable was $4.1 million and $3.0 million, respectively, which represents one month of accrued interest income on substantially all our loans and end of term payments on a portion of our loans.

Expenses

Total expenses increased by $0.2 million, or 5.9%, to $3.7 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Total operating expenses for each period consisted principally of interest expense, management fees, incentive and administrative fees and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense, which includes the amortization of debt issuance costs, increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to an increase in borrowings under the Wells Facility and the Fortress Facility, and the issuance of our Senior Notes, offset by continued pay down under the WestLB Facility.

Management fee expense for the three months ended September 30, 2012 remained flat compared to the three months ended September 30, 2011. Performance based incentive fees increased by $0.2 million primarily due to the reversal of an accrual for the incentive fee related to realized gains in the three months ended September 30, 2011, with no such reversal recorded at September 30, 2012.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses were $0.4 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively.

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

During the three months ended September 30, 2012, net unrealized appreciation on investments totaled approximately $0.7 million. For the three months ended September 30, 2011, net unrealized depreciation on investments totaled approximately $0.2 million. For both periods the change was primarily due to the change in the fair values of our investment portfolio during each period.

Consolidated Results of Operations for the nine months ended September 30, 2012 and 2011

Consolidated operating results for the nine months ended September 30, 2012 and 2011 are as follows:

	For the nine months ended September 30,
	2012	2011
Total investment income	$18,726	$17,871
Total expenses	10,146	10,670
Net investment income	8,580	7,201
Net realized (losses) gains	(61)	5,544
Net unrealized depreciation	(117)	(2,535)
Net increase in net assets resulting from operations	$8,402	$10,210
Average debt investments, at fair value	$179,417	$162,623
Average borrowings outstanding	$59,886	$82,606

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment Income

Investment income increased by $0.9 million, or 4.8%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. For the nine months ended September 30, 2012, total investment income consisted primarily of $17.8 million in interest income from investments, which included $3.1 million in income from the amortization of origination fees and end-of-term payments on investments. Interest income on investments increased primarily due to the increased average balance of the loan portfolio. Fee income on investments for the nine months ended September 30, 2012 was primarily from prepayment fees from our portfolio companies. For the nine months ended September 30, 2011, total investment income consisted primarily of $16.9 million in interest income from investments, which included $2.5 million in income from the amortization of origination fees and end-of-term payments on investments. Fee income on investments for the nine months ended September 30, 2011 was primarily comprised of a one-time success fee received upon the completion of an acquisition of one of our portfolio companies.

For the nine months ended September 30, 2012 and 2011, our dollar-weighted average annualized yield on average loans was approximately 13.9% and 14.6% respectively. Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 23% and 25% of investment income for the nine months ended September 30, 2012 and 2011, respectively.

Expenses

Total expenses decreased by $0.5 million, or 4.9%, to $10.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Total operating expenses for each period consisted principally of interest expense, management fees, incentive and administrative fees and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense, which includes the amortization of debt issuance costs, increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to an increase in borrowings under the Wells Facility and the Fortress Facility, and the issuance of our Senior Notes, offset by continued pay down under the WestLB Facility.

Management fee expense for the nine months ended September 30, 2012 decreased compared to the nine months ended September 30, 2011 as a result of a decrease in average gross assets as we deleveraged our portfolio. Performance based incentive fees decreased by $0.7 million primarily due to the recording of an accrual for the incentive fee related to realized gains earned in the nine months ended September 30, 2011, with no such accrual recorded at September 30, 2012.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses were $1.5 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively.

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

During the nine months ended September 30, 2012, we recognized realized losses of approximately $0.1 million primarily due to the charge off of warrants in one portfolio company. During the nine months ended September 30, 2011, we recognized realized gains of approximately $5.5 million primarily due to the sale of warrants in four portfolio companies.

During the nine months ended September 30, 2012, net unrealized depreciation on investments totaled approximately $0.1 million which was primarily due to the change in fair values of our investment portfolio during the period. For the nine months ended September 30, 2011, net unrealized depreciation on investments totaled approximately $2.5 million which was primarily due to the reversal of previously recorded unrealized appreciation on our warrant investments that were realized in the period, offset by a net increase in the fair value of our investments.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, we had cash and investments in money market funds of $5.7 million and $14.8 million, respectively. These amounts are available to fund new investments, reduce borrowings under the WestLB Facility, Wells Facility, and the Fortress Facility (collectively, the “Credit Facilities”), pay operating expenses and pay dividends. Our primary sources of capital have been from our private and public common stock offerings, use of our Credit Facilities and issuance of our Senior Notes.

The WestLB Facility had a three year initial revolving term which ended on March 3, 2011. The outstanding principal balance under the WestLB Facility was $9.6 million as of September 30, 2012 and is amortizing based on debt investment payments received through March 3, 2015.

As of September 30, 2012, the outstanding principal balance under the Wells Facility was $23.7 million. As of September 30, 2012, we had available borrowing capacity of approximately $51.3 million under our Wells Facility, subject to existing terms and advance rates.

As of September 30, 2012, the outstanding principal balance under the Fortress Facility was $10.0 million. As of September 30, 2012, we had available borrowing capacity of approximately $65.0 million under our Fortress Facility, subject to existing terms and advance rates.

Our operating activities used cash of $25.3 million for the nine months ended September 30, 2012 and our financing activities provided net cash proceeds of $27.3 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Our financing activities provided cash primarily from the issuance of our Senior Notes of $33.0 million, and the completion of a follow-on public offering of 1.9 million shares of common stock for proceeds of approximately $29.5 million, after deducting offering expenses.

Our operating activities used cash of $22.1 million for the nine months ended September 30, 2011 and our financing activities used cash of $11.8 million for the same period. Our operating activities used cash primarily for investing in portfolio companies and that cash was provided primarily from our initial public offering and draws under the Wells Facility and WestLB Facility.

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

Current Borrowings

We, through our wholly owned subsidiary, Credit I, entered into the WestLB Facility. The base rate borrowings under the WestLB Facility bear interest at one-month LIBOR (0.21% as of September 30, 2012 and 0.30% as of December 31, 2011) plus a spread of 2.50%. The rates were 2.71% and 2.80% as of September 30, 2012 and December 31, 2011, respectively. We were able to request advances under the WestLB Facility through March 4, 2011. We may not request new advances and we must repay the outstanding advances under the WestLB Facility as of such date and at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the WestLB Facility, particularly the condition that the principal balance of the WestLB Facility does not exceed seventy-five percent (75%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the WestLB Facility are due and payable on March 4, 2015.

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

We, through our wholly owned subsidiary Credit II, entered into the Wells Facility on July 14, 2011. The interest rate on the Wells Facility is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The interest rate was 5.00% as of September 30, 2012 and December 31, 2011.

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

The Wells Facility is collateralized by loans held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the loans securing the Wells Facility to certain criteria for qualified loans and to comply with portfolio company concentration limits as defined in the related loan agreement.

On March 23, 2012, we issued and sold $30 million aggregate principal amount of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $3 million of such notes (collectively, the “Senior Notes”). The Senior Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Senior Notes are our direct, unsecured obligations and rank (i) pari passu with our future senior unsecured indebtedness; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the Senior Notes; (iii) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

We, through our wholly owned subsidiary Credit III, entered into the Fortress Facility on August 23, 2012. The interest rate on the Fortress Facility is based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The interest rate was 7.00% as of September 30, 2012.

We may request advances under the Fortress Facility through August 23, 2016 (the “Draw Period”). After the Draw Period, we may not request new advances and we must repay the outstanding advances under the Fortress Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Fortress Facility, particularly the condition that the principal balance of the Fortress Facility does not exceed approximately sixty-six percent (66%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Fortress Facility are due and payable on August 23, 2017.

The Fortress Facility is collateralized by loans held by Credit III and permits an advance rate of up to approximately 66% of eligible loans held by Credit III. The Fortress Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and to comply with portfolio company concentration limits as defined in the related loan agreement.

As of September 30, 2012 and December 31, 2011, other assets were $4.7 million and $2.0 million, respectively, which were comprised primarily of debt issuance costs and prepaid expenses. The increase was due to the debt issuance costs of approximately $1.3 million and $1.7 million incurred related to the Senior Notes and Fortress Facility, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2012 are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings	$76,251	9,594	33,657	$—	$33,000
Unfunded commitments	29,036	27,036	2,000	—	—
Total contractual obligations	$105,287	36,630	35,657	$—	$33,000

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2012, we had unfunded commitments of approximately $29.0 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at September 30, 2012 and December 31, 2011.

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

Assuming that the statement of assets and liabilities as of September 30, 2012 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

While our Senior Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision based on a LIBOR index which resets daily, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4: Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2012 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Loan and Security Agreement, dated as of August 23, 2012, by and among Horizon Credit III LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Fortress Credit Co LLC, as the administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 23, 2012)

10.2	Sale and Servicing Agreement, dated August 23, 2012, by and among Horizon Credit III LLC, as the buyer, Horizon Technology Finance Corporation, as the originator, Horizon Technology Finance Management LLC, as the servicer, U.S. Bank National Association, as the collateral custodian and back-up servicer, and Fortress Credit Co LLC, as the agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 23, 2012)

31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: November 6, 2012	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: November 6, 2012	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer and Treasurer

