Form 10-K
period 2012-12-31
Horizon Technology Finance Corp
filed 2013-03-12
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00802

HORIZON TECHNOLOGY FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	27-2114934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
312 Farmington Avenue,
Farmington, CT	06032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (860) 676-8654

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

7.375% Senior Notes due 2019	The New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2012 based on the closing price on that date of $16.49 on the Nasdaq Global Select Market was approximately $124.9 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 9,571,053 shares of the Registrant’s common stock outstanding as of March 1, 2013.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation and its consolidated subsidiaries; and “Horizon Technology Finance Management LLC” or the “Advisor” or the “Administrator” refer to Horizon Technology Finance Management LLC. Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which apply to both us and our consolidated subsidiaries and relate to future events, future performance or financial condition. The forward-looking statements involve risks and uncertainties for both us and our consolidated subsidiaries and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Item 1A — Risk Factors” and elsewhere in this annual report on Form 10-K.

Item 1.  Business

General

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries (collectively, our “Target Industries”). Our investment objective is to generate current income from the loans we make and capital appreciation from the warrants we receive when making such loans. We make secured loans (“Venture Loans”) to companies backed by established venture capital and private equity firms in our Target Industries (“Venture Lending”). We also selectively lend to publicly traded companies in our Target Industries. Venture Lending is typically characterized by, (1) the making of a secured loan after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Our predecessor company, Compass Horizon Finance Company LLC, A Delaware limited liability company (“Compass Horizon”), commenced operations in March 2008. We were formed in March 2010 as a Delaware corporation for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

From our inception and through December 31, 2012, we funded 85 portfolio companies and invested $476.9 million in loans (including 40 loans that have been repaid). As of December 31, 2012, our total investment portfolio consisted of 45 loans which totaled $220.3 million, and our net assets were $145.0 million. All of our existing loans are secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The loans in our loan portfolio will generally not be rated by any rating agency. If the individual loans in our portfolio were rated, they would be rated below “investment grade” because they are subject to many risks, including volatility, intense competition, shortened product life cycles and periodic downturns.

For the year ended December 31, 2012, our loan portfolio had a dollar-weighted average annualized yield of approximately 14.2% (excluding any yield from warrants). As of December 31, 2012, our loan portfolio had a dollar-weighted average term of approximately 41 months from inception and a dollar-weighted average remaining term of approximately 33 months. In addition, we held warrants to purchase either common stock or preferred stock in 62 portfolio companies. As of December 31, 2012, substantially all of our loans had an original committed principal amount of between $1 million and $15 million, repayment terms of between 20 and 48 months and bore current pay interest at annual interest rates of between 9% and 13%.

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

Our common stock began trading October 29, 2010 and is currently traded on the NASDAQ Global Select Market under the symbol “HRZN”.

Information Available

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

Our Advisor

Our investment activities are managed by our Advisor and we expect to continue to benefit from our Advisor’s ability to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate investments and manage our diversified portfolio of investments. In addition to the experience gained from the years that they have worked together both at our Advisor and prior to the formation by our Advisor, the members of our investment team have broad lending backgrounds, with substantial experience at a variety of commercial finance companies, technology banks and private debt funds, and have developed a broad network of contacts within the venture capital and private equity community. This network of contacts provides a principal source of investment opportunities.

Our Advisor is a Delaware limited liability company that is a registered investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”). The principal executive address of our Advisor is 312 Farmington Avenue, Farmington, Connecticut 06032.

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

Our Strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the loans we make and capital appreciation from the warrants we receive when making such loans. To further implement our business strategy, we expect our Advisor to continue to employ the following core strategies:

•	Structured Investments in the Venture Capital and Private Equity Markets. We make loans to development-stage companies within our Target Industries typically in the form of secured amortizing loans. The secured amortizing debt structure provides a lower risk strategy, as compared to equity investments, to participate in the emerging technology markets because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current-pay interest and amortization of loan principal and have a senior position to equity in the borrower’s capital structure in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our loans primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the loan upon a default. Only the potential gains from warrants depend upon equity investments exits.

•	“Enterprise Value” Lending. We and our Advisor take an enterprise value approach to the loan structuring and underwriting process. We secure our senior or subordinated lien position against the enterprise value of a portfolio company.

•	Creative Products with Attractive Risk-Adjusted Pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Venture Loans. These funding needs include funds for additional development “runways”, funds to hire or retain sales staff or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current-pay interest, commitment fees, end-of-term payments (“ETPs”), pre-payment fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ requirements while mitigating risk and maximizing returns on our investments.

•	Opportunity for Enhanced Returns. To enhance our loan portfolio returns, in addition to interest and fees, we obtain warrants to purchase the equity of our portfolio companies, as additional consideration for making loans. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors.

•	Direct Origination. We originate transactions directly with technology, life science, healthcare information and services and cleantech companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.

•	Disciplined and Balanced Underwriting and Portfolio Management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance our investment portfolio to reduce the risk of down market cycles associated with any particular industry or sector, development-stage or geographic area. Our Advisor employs a “hands on” approach to portfolio management requiring private portfolio companies to provide monthly financial information and to participate in regular updates on performance and future plans.

•	Use of Leverage. We currently use leverage to increase returns on equity through credit facilities provided by Wells Fargo Capital Finance, LLC (the “Wells Facility”) and Fortress Credit Co LLC (the “Fortress Facility” and collectively with the Wells Facility, the “Credit Facilities”) and through our 7.375% senior notes due 2019 (the “Senior Notes”). See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about the Credit Facilities and the Senior Notes. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

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

Competitive Strengths

We believe that we, together with our Advisor, possess significant competitive strengths, including:

Consistently Execute Commitments and Close Transactions.  Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and closing Venture Loans. Our Advisor has directly originated, underwritten and managed more than 150 Venture Loans with an aggregate original principal amount over $975 million since it commenced operations in 2004. In our experience, prospective portfolio companies prefer lenders that have a demonstrated ability to deliver on their commitments.

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

Relationships with Venture Capital and Private Equity Investors.  Our Advisor has developed strong relationships with venture capital and private equity firms and their partners. The strength and breadth of our Advisor’s venture capital and private equity relationships would take other firms considerable time and expense to develop and we believe this represents a significant barrier to entry.

Well-Known Brand Name.  Our Advisor has originated Venture Loans to more than 150 companies in our Target Industries under the “Horizon Technology Finance” brand. We believe that the “Horizon Technology Finance” brand as a competent, knowledgeable and active participant in the Venture Lending marketplace will continue to result in a significant number of referrals and prospective investment opportunities in our Target Industries.

Competition

We compete for investments with a number of investment funds and other BDCs, as well as traditional financial services companies such as commercial banks and other financing sources. Some of our competitors are larger and have greater financial, technical, marketing and other resources than we have. We believe we compete effectively with these entities primarily on the basis of the experience, industry knowledge and contacts of our Advisor’s investment professionals, its responsiveness and efficient investment analysis and decision-making processes, its creative financing products and highly customized investment terms. We do not intend to compete primarily on the interest rates we offer and believe that some competitors make loans with rates that are comparable to or lower than our rates. For additional information concerning the competitive risks see “Item 1A — Risk Factors — Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities, and if we are not able to compete effectively, our business, results of operations and financial condition may be adversely affected and the value of your investment in us could decline.”

Investment Criteria

We make investments in companies that are diversified by their stage of development, their Target Industries and sectors of Target Industries and their geographical location, as well as by the venture capital and private equity sponsors that support our portfolio companies. While we invest in companies at various stages of development, we require that prospective portfolio companies be beyond the seed stage of development and have received at least their first round of venture capital or private equity financing before we will consider making an investment. We expect a prospective portfolio company to demonstrate its ability to advance technology and increase its value over time.

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

Enterprise and Technology Value.   We expect that the enterprise value of a prospective portfolio company should substantially exceed the principal balance of debt borrowed by the company. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the company’s particular technology, service or customer base.

Market Opportunity and Exit Strategy.   We seek portfolio companies that are addressing large market opportunities that capitalize on their competitive advantages. Competitive advantages may include a unique technology, protected intellectual property, superior clinical results or significant market traction. As part of our investment analysis, we typically also consider potential realization of our warrants through merger, acquisition or initial public offering based upon comparable exits in the company’s Target Industry.

Investment Process

Our board of directors (“Board”) has delegated authority for all investment decisions to our Advisor. Our Advisor, in turn, has created an integrated approach to the loan origination, underwriting, approval and documentation process that we believe effectively combines the skills of our Advisor’s professionals. This process allows our Advisor to achieve an efficient and timely closing of an investment from the initial contact with a prospective portfolio company through the investment decision, close of documentation and funding of the investment, while ensuring that our Advisor’s rigorous underwriting standards are consistently maintained. We believe that the high level of involvement by our Advisor’s staff in the various phases of the investment process allows us to minimize the credit risk while delivering superior service to our portfolio companies.

Origination.   Our Advisor’s loan origination process begins with its industry-focused regional managing directors who are responsible for identifying, contacting and screening prospects. These managing directors meet with key decision makers and deal referral sources such as venture capital and private equity firms and management teams, legal firms, accounting firms, investment banks and other lenders to source prospective portfolio companies. We believe our brand name and management team are well known within the Venture Lending community, as well as by many repeat entrepreneurs and board members of prospective portfolio companies. These broad relationships, which reach across the Venture Lending industry, give rise to a significant portion of our Advisor’s deal origination.

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

Due Diligence.   The due diligence process includes a formal visit to the prospective portfolio company’s location and interviews with the prospective portfolio company’s senior management team including its Chief Executive Officer, Chief Financial Officer, Chief Scientific or Technology Officer, principal marketing or sales professional and other key managers. The process includes obtaining and analyzing information from independent third parties that have knowledge of the prospective portfolio company’s business, including, to the extent available, analysts that follow the technology market, thought leaders in our Target Industries and important customers or partners, if any. Outside sources of information are reviewed, including industry publications, scientific and market articles, Internet publications, publicly available information on competitors or competing technologies and information known to our Advisor’s investment team from their experience in the technology markets.

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

Portfolio Management and Reporting.   Our Advisor maintains a “hands on” approach to maintain communication with our portfolio companies. At least quarterly, our Advisor contacts our portfolio companies for operational and financial updates by phone and performs reviews. Our Advisor may contact portfolio companies deemed to have greater credit risk on a monthly basis. Our Advisor requires all private companies to provide financial statements. For public companies, our Advisor typically relies on publicly reported quarterly financials. Our Advisor also typically receives copies of bank and security statements, as well as any other information required to verify reported financial information. This allows our Advisor to identify any unexpected developments in the financial performance or condition of a portfolio company.

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

Our Advisor closely monitors portfolio companies rated a 1 or 2 for adverse developments. In addition, our Advisor maintains regular contact with the management, board of directors and major equity holders of these portfolio companies in order to discuss strategic initiatives to correct the deterioration of the portfolio company.

The table below describes each rating level:

Rating

4	The portfolio company has performed in excess of our expectations at the time of initial underwriting as demonstrated by exceeding revenue milestones, clinical milestones or other operating metrics or as a result of raising capital well in excess of our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value greatly exceeds our loan balance; it has achieved cash flow positive operations or has sufficient cash resources to cover the remaining balance of the loan; there is strong potential for warrant gains from our warrants; and there is a high likelihood that the borrower will receive favorable future financing to support operations. Loans rated 4 are the lowest risk profile in our portfolio and there is no expected risk of principal loss.

3	The portfolio company has performed to our expectations at the time of initial underwriting as demonstrated by hitting revenue milestones, clinical milestones or other operating metrics. It has raised, or is expected to raise, capital consistent with our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value comfortably exceeds our loan balance; it has sufficient cash resources to operate according to its plan; it is expected to raise additional capital as needed; and there continues to be potential for warrant gains from our warrants. All new loans are rated 3 when approved and thereafter 3-rated loans represent a standard risk profile, with no loss currently expected.

2	The portfolio company has performed below our expectations at underwriting as demonstrated by missing revenue milestones, delayed clinical progress or otherwise failing to meet projected operating metrics. It may have raised capital in support of the poorer performance but generally on less favorable terms than originally contemplated at the time of underwriting. Generally the portfolio company displays one or more of the following: its enterprise value exceeds our loan balance but at a lower multiple than originally expected; it has sufficient cash to operate according to its plan but liquidity may be tight; and it is planning to raise additional capital but there is uncertainty and the potential for warrant gains from our warrants are possible, but unlikely. Loans rated 2 represent an increased level of risk. While no loss is currently anticipated for a 2-rated loan, there is potential for future loss of principal.

1	The portfolio company has performed well below plan as demonstrated by materially missing revenue milestones, delayed or failed clinical progress or otherwise failing to meet operating metrics. The portfolio company has not raised sufficient capital to operate effectively or retire its debt obligation to us. Generally the portfolio company displays one or more of the following: its enterprise value may not exceed our loan balance; it has insufficient cash to operate according to its plan and liquidity may be tight; and there are uncertain plans to raise additional capital or the portfolio company is being sold under distressed conditions. There is no potential for warrant gains from our warrants. Loans rated 1 are generally put on non-accrual status and represent a high degree of risk of loss.

For a discussion of the ratings of our existing portfolio, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio Asset Quality.”

Managerial Assistance

As a BDC, we offer, through our Advisor, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance may involve monitoring the operations of the portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance.

We may receive fees for these services, though we may reimburse our Advisor for its direct expenses related to providing such services on our behalf.

Employees

We do not have any employees. Each of our executive officers is an employee of our Advisor. Our day-to-day investment operations are managed by our Advisor. As of December 31, 2012, our Advisor had 19 employees, including investment and portfolio management professionals, operations and accounting professionals, legal counsel and administrative staff. In addition, we reimburse our Advisor for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement with Horizon Technology Finance Management LLC, as Administrator (the “Administration Agreement”), including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

Investment Management Agreement

Under the terms of our Investment Management Agreement with our Advisor (the “Investment Management Agreement”), our Advisor:

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

Incentive Fee.  The incentive fee has two parts, as follows:

The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income" (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. The incentive fee with respect to our pre-incentive fee net income will be 20.00% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our Advisor receives no incentive fee until our net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, our Advisor will receive 20.00% of our pre-incentive fee net investment income as if a hurdle rate did not apply.

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

Board Approval of the Investment Management Agreement

Our Board held an in-person meeting on August 3, 2012, in order to consider and approve our Investment Management Agreement for another twelve month period. In its consideration of the Investment Management Agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the discussions, the Board, including a majority of the non-interested directors, concluded that the investment management fee rates were reasonable in relation to the services to be provided.

Duration and Termination

The Investment Management Agreement was approved by our Board on October 25, 2010 and was renewed on August 3, 2012. Following its initial two-year term, unless terminated, the Investment Management Agreement will remain in effect from year to year if approved annually by either (1) our Board, including approval by a majority of our directors who are not interested persons, or (2) the affirmative vote of the holders of a majority of our outstanding voting securities. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other. See “Item 1A — Risk Factors — Risks Related to our Business and Structure — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.” We are dependent upon senior management personnel of our Advisor for our success, and if our Advisor is unable to hire and retain qualified personnel or if our Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

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

Regulation

We have elected to be regulated as a BDC under the 1940 Act and elected to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act also requires that a majority of the directors of the BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s outstanding voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Our bylaws provide for the calling of a special meeting of stockholders at which such action could be considered upon written notice of not less than ten or more than sixty days before the date of such meeting.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions under the 1940 Act and applicable commodities laws. We may also purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our investment policies is fundamental and any may be changed without stockholder approval.

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

Issuance of Additional Shares

We are not generally able to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, issue and sell our common stock, at a price below the current NAV of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in money market funds, highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, subject to certain exceptions, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities; Derivative Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A — Risk Factors — Risks Related to our Business and Structure — We will borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

Proxy policies

Our Advisor votes proxies relating to our portfolio securities in what our Advisor perceives to be the best interest of our stockholders. Our Advisor reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by us. Although our Advisor generally votes against proposals that may have a negative effect on our portfolio securities, our Advisor may vote for such a proposal if there exist compelling long-term reasons to do so.

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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations under the Sarbanes-Oxley Act and intend to take actions necessary to ensure that we are in compliance therewith.

NASDAQ Global Select Market Corporate Governance Regulations

The NASDAQ Global Select Market has adopted corporate governance regulations with which listed companies must comply with. We intend to be in compliance with these corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we are in compliance therewith.

Privacy Principles

We are committed to maintaining the privacy of stockholders and to safeguarding our non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to nonpublic personal information about our stockholders to our Advisor’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains (i.e. net short-term capital gains in excess of net long term losses), if any, out of the assets legally available for distribution, which we refer to as the “Annual Distribution Requirement.” Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”). In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity. In order to qualify as a RIC for federal income tax purposes under Section 851(a) of the Code, we must:

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

Failure to Qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, assuming we do not qualify for or take advantage of certain remedial provisions, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax liability should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above.

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% or 20% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

Item 1A.  Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our common stock could decline, and you may lose part or all of your investment.

Risks Related to Our Business and Structure

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

We depend on the members of our Advisor’s senior management, particularly Mr. Pomeroy, our Chairman and Chief Executive Officer, and Mr. Michaud, our President, as well as other key personnel for the identification, evaluation, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan to originate Venture Loans in our Target Industries. Our future success depends on the continued service of Mr. Pomeroy and Mr. Michaud as well as the other senior members of our Advisor’s management team. If our Advisor were to lose the services of either Mr. Pomeroy or Mr. Michaud or any of the other senior members of our Advisor’s management team, we may not be able to operate our business as we expect, and our ability to compete could be harmed, either of which could cause our business, results of operations or financial condition to suffer. In addition, if more than one of Mr. Pomeroy, Mr. Michaud or Mr. Mathieu, our Chief Financial Officer, cease to be actively involved in the Company or our Advisor, and are not replaced by individuals satisfactory to Wells Fargo Capital Finance, LLC (“Wells”) within ninety days, Wells could, absent a waiver or cure, demand repayment of any outstanding obligations under the Wells Facility. If both Mr. Pomeroy and Mr. Michaud cease to be employed by us, and they are not replaced by individuals satisfactory to Fortress Credit Co LLC (“Fortress”) within ninety days, then Fortress could, absent a waiver or cure, demand repayment of any outstanding obligations under the Fortress Facility. Our future success also depends, in part, on our Advisor’s ability to identify, attract and retain sufficient numbers of highly skilled employees. Absent exemptive or other relief granted by the SEC and for so long as we remain externally managed, the 1940 Act prevents us from granting options to our employees and adopting a profit sharing plan, which may make it more difficult for us to attract and retain highly skilled employees. If we are not successful in identifying, attracting and retaining these employees, we may not be able to operate our business as we expect. Moreover, we cannot assure you that our Advisor will remain our investment advisor or that we will continue to have access to our Advisor’s investment professionals or its relationships. For example, our Advisor may in the future manage investment funds with investment objectives similar to ours thereby diverting the time and attention of its investment professionals that we rely on to implement our business plan.

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

Leverage is generally considered a speculative investment technique, and we intend to continue to borrow money as part of our business plan. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders. Such senior debt securities include those under the Credit Facilities. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.” Lenders of senior debt securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. However, any decrease in our income would cause net income to decline more sharply than it would have had we not leveraged. This decline could adversely affect our ability to make common stock dividend payments. In addition, because our investments may be illiquid, we may be unable to dispose of them or unable to do so at a favorable price in the event we need to do so, if we are unable to refinance any indebtedness upon maturity, and, as a result, we may suffer losses.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	-20.62%	-12.34%	-4.06%	4.21%	12.49%

(1)	Assumes $240 million in total assets, $89 million in outstanding debt, $145 million in net assets, and an average cost of borrowed funds of 6.62% at December 31, 2012. Actual interest payments may be different.

Based on our outstanding indebtedness of $89 million as of December 31, 2012 and the average cost of borrowed funds of 6.62% as of that date, our investment portfolio would have been required to experience an annual return of at least 2.54% to cover annual interest payments on the outstanding debt.

If we are unable to comply with the covenants or restrictions in our Credit Facilities, make payments when due thereunder or make payments pursuant to our Senior Notes, our business could be materially adversely affected.

Our Credit Facilities are secured by a lien on the assets of our wholly owned subsidiaries, Horizon Credit II LLC (“Credit II”) and Horizon Credit III LLC (“Credit III”), which hold substantially all of our assets. The breach of certain of the covenants or restrictions or our failure to make payments when due under the Credit Facilities, unless cured within the applicable grace period, would result in a default under the Credit Facilities that would permit the lenders to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness and the lenders may exercise rights available to them, including, without limitation, to the extent permitted under applicable law, the seizure of such assets without adjudication.

The Credit Facilities include covenants that, among other things, restrict the ability of Credit II and Credit III to (i) make loans to, or investments in, third parties (other than Venture Loans and warrants or other equity participation rights), (ii) pay dividends and distributions, (iii) incur additional indebtedness, (iv) engage in mergers or consolidations, (v) create liens on the collateral securing the Credit Facilities, (vi) permit additional negative pledges on such collateral, (vii) change the business currently conducted by them, and (viii) have a change of control.

The Credit Facilities also require Credit II, Credit III and our Advisor to comply with various financial covenants, including, among other covenants, maintenance by our Advisor of a minimum tangible net worth and limitations on the value of, and modifications to, the loan collateral that secures the Credit Facilities. Complying with these restrictions may prevent us from taking actions that we believe would help us to grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise restrict corporate activities, and could result in our failing to qualify as a RIC resulting in our becoming subject to corporate-level income tax. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding our credit arrangements.

An event of default or acceleration under the Credit Facilities could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. We may not be granted waivers or amendments to the Credit Facilities or Senior Notes if for any reason we are unable to comply with it, and we may not be able to refinance the Credit Facilities on terms acceptable to us, or at all.

Our Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Senior Notes arc effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Senior Notes. As of December 31, 2012, we had $46.0 million of outstanding borrowings under our Wells Facility, and $10.0 million of outstanding borrowings under our Fortress Facility.

Our Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Our Senior Notes are obligations exclusively of Horizon Technology Finance Corporation, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Senior Notes and the Senior Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Senior Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Senior Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Senior Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of December 31, 2012, we had $46.0 million of outstanding borrowings under our Wells Facility, and $10.0 million of outstanding borrowings under our Fortress Facility.

In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Senior Notes.

The indenture under which our Senior Notes are issued contains limited protection for holders of our Senior Notes.

The indenture under which the Senior Notes are issued offers limited protection to holders of the Senior Notes. The terms of the indenture and the Senior Notes do not restrict our or any of our subsidiaries' ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the Senior Notes. In particular, the terms of the indenture and the Senior Notes do not place any restrictions on our or our subsidiaries' ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Senior Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Senior Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Senior Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Senior Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(l )(A) as modified by Section 61 (a)(l) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);

•	pay dividends on, or purchase or redeem or make any payments in respect of capital stock or other securities ranking junior in right of payment to the Senior Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)( I )(13) as modified by Section 61 (a)(l) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock unless our asset coverage, as defined in the 1940 Act, equals at least 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Senior Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the Senior Notes do not protect holders of the Senior Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Senior Notes may have important consequences for holders of the Senior Notes, including making it more difficult for us to satisfy our obligations with respect to the Senior Notes or negatively affecting the trading value of the Senior Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and the Senior Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Senior Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Senior Notes.

An active trading market for our Senior Notes may not exist, which could limit your ability to sell our Senior Notes or affect the market price of the Senior Note.

The Senior Notes are listed on the NYSE under the symbol “HTF”. However, we cannot provide any assurances that an active trading market tor the Senior Notes will exist in the future or that you will be able to sell your Senior Notes. Even if an active trading market does exist, the Senior Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the Senior Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Senior Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our Senior Notes.

Any default under the agreements governing our indebtedness, including a default under the Wells Facility, and the Fortress Facility, or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Facility, and the Fortress Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Facility, the Fortress Facility, the Senior Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Facility, the Fortress Facility, the Senior Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Facility and the Fortress Facility, could proceed against the collateral securing the debt. Because the Wells Facility and the Fortress Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

To satisfy the requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or to avoid payment of corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our net ordinary income and realized net short-term capital gains over realized net long-term capital losses except that we may retain certain net long-term capital gains, pay applicable income taxes with respect thereto, and elect to treat such retained capital gains as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are limited in our ability to issue equity securities priced below NAV. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

If we are unable to obtain additional debt financing, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of the Credit Facilities or Senior Notes, in order to obtain funds which may be made available for investments. We may borrow under the Wells Facility until July 14, 2014, and, after such date, we must repay the outstanding advances under the Wells Facility in accordance with its terms and conditions. All outstanding advances under the Wells Facility are due and payable on July 14, 2017, unless such date is extended in accordance with its terms. We may borrow under the Fortress Facility until August 23, 2016, and, after such date, we must repay the outstanding advances under the Fortress Facility in accordance with its terms and conditions. All outstanding advances under the Fortress Facility are due and payable on August 23, 2017 unless such date is extended in accordance with its terms. All outstanding amounts on our Senior Notes are due and payable on March 15, 2019 unless redeemed prior to that date. If we are unable to increase, renew or replace any such facility and enter into a new debt financing facility on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we have withdrawn our application to the Small Business Administration (”SBA”) for a license to operate as a small business investment company (“SBIC”), which was originally filed on December 6, 2010, and, though we may in the future submit a new application, we have no present intention to do so and, therefore, do not expect to be able to borrow money by issuing SBA-guaranteed debentures.

Changes in interest rates may affect our cost of capital and net investment income.

Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Most of our investments have fixed interest rates, while our Credit Facilities have floating interest rates. As a result, a significant change in interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using hedging instruments such as swaps, futures, options and forward contracts, subject to applicable legal requirements, including, without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions or any adverse developments from our use of hedging instruments could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to enter into appropriate hedging transactions when desired and any hedging transactions we enter into may not be effective.

Because many of our investments typically are not and will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our NAV.

Our investments consist, and we expect our future investments to consist, primarily of loans or securities issued by privately held companies. The fair value of these investments that are not publicly traded may not be readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these investments on a quarterly basis, or more frequently as circumstances require, in accordance with our valuation policy consistent with generally accepted accounting principles. Our Board employs an independent third-party valuation firm to assist them in arriving at the fair value of our investments. Our Board discusses valuations and determines the fair value in good faith based on the input of our Advisor and the third-party valuation firm. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of these investments.

Disruption in the capital markets and the credit markets could adversely affect our business.

Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities. The global capital markets are in a period of disruption and extreme volatility and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. A prolonged period of market illiquidity or uncertainty regarding U.S. government spending levels, including negotiation of federal spending cuts, and implementation of global fiscal austerity measures may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions, including future recessions, also could affect our investment valuations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

As a BDC, we generally are not able to issue our common stock at a price below NAV without first obtaining the approval of our stockholders and our independent directors, and we may seek such approval to sell our common stock below NAV in the future. This requirement does not apply to stock issued upon the exercise of options, warrants or rights that we may issue from time to time. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

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

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (1) dispose of certain investments quickly; (2) raise additional capital to prevent the loss of RIC status; or (3) engage in certain remedial actions that may entail the disposition of certain investments at disadvantageous prices that could result in substantial losses, and the payment of penalties, if we qualify to take such actions. Because most of our investments are and will be in development-stage companies within our Target Industries, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the asset diversification requirements, it could take a longer time to invest such capital. During this period, we will invest in temporary investments, such as money market funds, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of our investments in secured and amortizing loans.

If we were to fail to qualify for the federal income tax benefits allowable to RICs for any reason and become subject to a corporate-level federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the NAV of our common stock and the total return, if any, obtainable from your investment in our common stock. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions before requalifying as a RIC. See “Regulation.”

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the original issue discount that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. We do not have a policy limiting our ability to invest in original issue discount instruments, including payment-in-kind loans. Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the requirement that we distribute an amount equal to at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized long-term capital losses, if any.

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level federal income tax on all our income. The proportion of our income, consisting of net investment income and our realized gains and losses, that resulted from the portion of original issue discount not received in cash for the years ended December 31, 2012, 2011 and 2010 was 7.9%, 7.4% and 9.1%, respectively.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are prohibited from acquiring any assets other than qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Substantially all of our assets are qualifying assets and we expect that substantially all of our assets that we may acquire in the future will be qualifying assets, although we may decide to make other investments that are not qualifying assets to the extent permitted by the 1940 Act. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets may not be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. See Item 1 above, “Regulation — Qualifying Assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

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

The incentive fee payable by us to our Advisor may create an incentive for our Advisor to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Advisor is calculated based on a percentage of our return on invested capital. This may encourage our Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our Advisor receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our Advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative investments than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. In addition, the incentive fee may encourage our Advisor to pursue different types of investments or structure investments in ways that are more likely to result in warrant gains or gains on equity investments, including upon exercise of equity participation rights, which are inconsistent with our investment strategy and disciplined underwriting process.

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

Our Board may modify or waive our current operating policies and strategies, including our investment objectives, without prior notice and without stockholder approval (provided that no such modification or waiver may change the nature of our business so as to cease to be, or withdraw our election as a BDC as provided by the 1940 Act without stockholder approval at a special meeting called upon written notice of not less than ten or more than sixty days before the date of such meeting). We cannot predict the effect any changes to our current operating policies and strategies would have on our business, results of operations or financial condition or on the value of our stock. However, the effects of any changes might adversely affect our business, any or all of which could negatively impact our ability to pay dividends or cause you to lose all or part of your investment in us.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on stake holdings in investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

If our investments do not meet our performance expectations, you may not receive distributions.

We intend to make distributions of income on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in any existing or future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of the federal income tax benefits allowable to RICs.

Most of our portfolio companies will need additional capital, which may not be readily available.

Our portfolio companies typically require substantial additional financing to satisfy their continuing working capital and other capital requirements and service the interest and principal payments on our investments. We cannot predict the circumstances or market conditions under which our portfolio companies will seek additional capital. Each round of institutional equity financing is typically intended to provide a company with only enough capital to reach the next stage of development. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to the portfolio company, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from private investors, public capital markets or lenders, thereby requiring these companies to cease or curtail business operations. Accordingly, investing in these types of companies generally entails a higher risk of loss than investing in companies that do not have significant incremental capital raising requirements.

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

We intend to invest, under normal circumstances, most of the value of our total assets (including the amount of any borrowings for investment purposes) in development-stage companies, which may have relatively limited operating histories, in our Target Industries. Many of these companies may have narrow product lines and small market shares, compared to larger established publicly owned firms, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. The revenues, income (or losses) and valuations of development-stage companies in our Target Industries can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. These companies may also have more limited access to capital and higher funding costs. In addition, development-stage technology markets are generally characterized by abrupt business cycles and intense competition, and the competitive environment can change abruptly due to rapidly evolving technology. Therefore, our portfolio companies may face considerably more risk than companies in other industry sectors. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us and may materially adversely affect the return on, or the recovery of, our investments in these businesses.

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

We believe our portfolio companies generally are and will be able to repay our loans from their available capital, from future capital-raising transactions or from cash flow from operations. However, to mitigate our credit risks, we typically take a security interest in all or a portion of the assets of our portfolio companies, including the equity interests of their subsidiaries. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to appraise or sell in a timely manner and may fluctuate in value based upon the business and market conditions, including as a result of an inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration of a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration of the value of the collateral for the loan. Consequently, although such loan is secured, we may not receive principal and interest payments according to the loan’s terms and the value of the collateral may not be sufficient to recover our investment should we be forced to enforce our remedies.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. For example, most of our debt investments have historically been repaid prior to maturity by our portfolio companies. At the time of a liquidity event, such as a sale of the business, refinancing or public offering, many of our portfolio companies have availed themselves of the opportunity to repay our loans prior to maturity. Our investments generally allow for repayment at any time subject to certain penalties. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

As part of our investment strategy, we have invested, and plan to invest in the future, in companies in the life science industry that are subject to extensive regulation by the Food and Drug Administration and to a lesser extent, other federal and state agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the life science industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our investments in the clean technology industry are subject to many risks, including volatility, intense competition, unproven technologies, periodic downturns and potential litigation.

Our investments in clean technology, or cleantech, companies are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies. Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability. In addition, our cleantech companies may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses) and valuations of clean technology companies can and often do fluctuate suddenly and dramatically and the markets in which clean technology companies operate are generally characterized by abrupt business cycles and intense competition. Demand for cleantech and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gas. A change in prices in these energy products could reduce demand for alternative energy. Cleantech companies face potential litigation, including significant warranty and product liability claims, as well as class action and government claims. Such litigation could adversely affect the business and results of operations of our cleantech portfolio companies. There is also uncertainty about whether agreements or government programs providing incentives for reductions in greenhouse gas emissions will continue and whether countries around the world will enact or maintain legislation that provides incentives for reductions in greenhouse gas emissions, without which some investments in clean technology dependent portfolio companies may not be economical, and financing for such projects may become unavailable. As a result, these portfolio company investments face considerable risk, including the risk that favorable regulatory regimes expire or are adversely modified. This could, in turn, materially adversely affect the value of the clean technology companies in our portfolio.

Cleantech companies are subject to extensive government regulation and certain other risks particular to the sectors in which they operate and our business and growth strategy could be adversely affected if government regulations, priorities and resources impacting such sectors change or if our portfolio companies fail to comply with such regulations.

As part of our investment strategy we invest in portfolio companies in Cleantech sectors that may be subject to extensive regulation by foreign, U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

In addition, there is considerable uncertainty about whether foreign, U.S., state and/or local governmental entities will enact or maintain legislation or regulatory programs that mandate reductions in greenhouse gas emissions or provide incentives for Cleantech companies. Without such regulatory policies, investments in Cleantech companies may not be economical and financing for Cleantech companies may become unavailable, which could materially adversely affect the ability of our portfolio companies to repay the debt they owe to us. Any of these factors could materially and adversely affect the operations and financial condition of a portfolio company and, in turn, the ability of the portfolio company to repay the debt they owe to us.

If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.

The value of our investments in our portfolio companies may decline if our portfolio companies are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, technology-related products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to innovate continually in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us over the life of a loan could be impaired. Our portfolio companies may be unable to acquire or develop successful new technologies and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

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

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more risk factors described in this report. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with BDC regulation and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, that could reduce the amount available for distribution.

On an annual basis, we must determine the extent to which any distributions we made were paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which will result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. In the future, our distributions may include a return of capital.

We cannot assure you that the market price of shares of our common stock will not decline.

Our common stock is listed for trading on the NASDAQ Global Select Market. We cannot predict the prices at which our common stock will trade. Shares of closed-end management investment companies have in the past frequently traded at discounts to their NAVs, and our common stock has been and may continue to be discounted in the market. This characteristic of closed-end management investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV. If our common stock trades below its NAV, we will generally not be able to sell additional shares of our common stock without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their NAV, and we cannot assure you that the market price of our common stock will not decline following an offering.

We cannot predict the price at which our common stock will trade. Shares of closed-end investment companies frequently trade at a discount to their NAV and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV. In addition, if our common stock trades below its NAV, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval of our stockholders and our independent directors.

We currently invest a portion of our capital in high-quality short-term investments, which generate lower rates of return than those expected from investments made in accordance with our investment objective.

We currently invest a portion of the net proceeds of our capital in cash, cash equivalents, U.S. government securities, money market funds and other high-quality short-term investments. These securities may earn yields substantially lower than the income that we anticipate receiving once these proceeds are fully invested in accordance with our investment objective.

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

Anti-takeover provisions in our charter documents and other agreements and certain provisions of the Delaware General Corporation Law (“DGCL”) could deter takeover attempts and have an adverse impact on the price of our common stock.

The DGCL, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, our certificate of incorporation and bylaws:

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

These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock. It is a default under our Credit Facilities if (i) a person or group of persons (within the meaning of the Exchange Act) acquires beneficial ownership of 20% or more of our issued and outstanding stock or (ii) during any twelve-month period individuals who at the beginning of such period constituted our Board cease for any reason, other than death or disability, to constitute a majority of the directors in office. If either event were to occur, Wells or Fortress could accelerate our repayment obligations under, and/or terminate, our Credit Facilities.

If we elect to issue preferred stock, holders of any such preferred stock will have the right to elect members of our Board and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our NAV per share, then you will experience an immediate dilution of the aggregate NAV of your shares.

In the event we issue subscription rights, stockholders who do not fully exercise their rights should expect that they will, at the completion of a rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. Such dilution is not currently determinable because it is not known what proportion of the shares will be purchased as a result of such rights offering. Any such dilution will disproportionately affect nonexercising stockholders. If the subscription price per share is substantially less than the current NAV per share, this dilution could be substantial.

In addition, if the subscription price is less than our NAV per share, our stockholders would experience an immediate dilution of the aggregate NAV of their shares as a result of such rights offering. The amount of any decrease in NAV is not predictable because it is not known at this time what the subscription price and NAV per share will be on the expiration date of the rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

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

If we sell common stock at a discount to our NAV per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

The issuance or sale by us of shares of our common stock at a discount to NAV poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in NAV per share (as well as in the aggregate NAV of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

Stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All dividends payable to stockholders that are participants in our dividend reinvestment plan (“DRIP”) are automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan will experience dilution over time.

The trading market or market value of our publicly issued debt securities that we may issue may fluctuate.

Upon issuance, any publicly issued debt securities that we may issue will not have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will ever develop or, if developed, will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rate of interest higher or lower than rate borne by the debt securities.

You should also be aware that there may be a limited number of buyers when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Terms relating to redemption may materially adversely affect your return on the debt securities that we may issue.

If we issue debt securities that are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if such debt securities are subject to mandatory redemption, we may be required to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.

Credit ratings provided by third party credit rating agencies may not reflect all risks of an investment in debt securities that we may issue.

Credit ratings provided by third party credit rating agencies are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of debt securities that we may issue. Credit ratings provided by third party credit rating agencies, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for any publicly issued debt securities that we may issue.

Subsequent sales in the public market of substantial amounts of our common stock by the selling stockholders may have an adverse effect on the market price of our common stock, and the registration of a substantial amount of insider shares, whether or not actually sold, may have a negative impact on the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

As of December 31, 2012, we did not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 312 Farmington Avenue, Farmington, Connecticut 06032 and are provided by our Administrator in accordance with the terms of the Administration Agreement. We believe that the office facilities of our Administrator are suitable and adequate for our business as it is conducted.

Item 3.  Legal Proceedings

Neither we nor our Advisor is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against our Advisor.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market, under the symbol “HRZN.” The following table sets forth, for each fiscal quarter since our IPO, the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market, the sale price is a percentage of our NAV and the distributions declared by us for each quarter.

				Premium/	Premium/
				Discount	Discount
				of High	of Low	Cash
				Sales	Sales	Distributions
		Closing Sales Price		Price to	Price to	per
	NAV(1)	High	Low	NAV(2)	NAV(2)	Share(3)
Year ended December 31, 2013
First quarter (4)	N/A	$15.93	$14.61	N/A	N/A	$0.23
Year ended December 31, 2012
Fourth quarter	$15.15	$16.58	$13.56	109%	90%	$0.45
Third quarter	$16.41	$16.84	$15.93	103%	97%	$0.45
Second quarter	$16.73	$17.12	$15.03	102%	90%	$0.45
First quarter	$16.89	$17.05	$16.05	101%	95%	$0.45
Year ended December 31, 2011
Fourth quarter	$17.01	$16.32	$14.40	96%	85%	$0.45
Third quarter	$17.36	$16.25	$13.88	94%	80%	$0.40
Second quarter	$17.40	$16.17	$15.21	93%	87%	$0.33
First quarter	$17.23	$16.25	$14.90	94%	86%	—
Year ended December 31, 2010
Fourth quarter(5)	$16.75	$15.59	$13.83	93%	83%	$0.22

____________

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)	Represents the distribution paid in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash distributions.

(4)	Through March 1, 2013.

(5)	From October 29, 2010 (initial public offering) to December 31, 2010.

The last reported price for our common stock on March 1, 2013 was $15.06 per share. As of March 1, 2013 we had four stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Shares of BDCs may trade at market price that is less than the NAV that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended December 31, 2012.

Distributions

We intend to continue making monthly distributions to our stockholders. The timing and amount of our monthly distributions, if any, is determined by our Board. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders for U.S. federal income tax purpose. Thus, the source of distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. We refer to such amount as the Annual Distribution Requirement in this annual report on Form 10-K. Additionally, we must distribute at least 98% of our ordinary income and 98.2% of our capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such undistributed income. Distributions of any such carryover taxable income must be made through a dividend declared the latter of the filing date of the final tax return related to the year in which such taxable income was generated or the 15th day of the ninth month following the taxable year, in order to count towards the satisfaction of the Annual Distribution Requirement in the year in which such income was generated. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Regulation — Taxation as a RIC.”

In January 2010, the Internal Revenue Service extended a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011 and (3) each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which must be at least 10% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash receive less than 10% of his or her entire distribution in cash. We have not elected to distribute stock as a dividend pursuant to this procedure, but reserve the right to do so if the provisions of this revenue procedure are available in future years.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we make a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, unless they specifically opts out of the dividend reinvestment plan. If a stockholder opts out, that stockholder receives cash distributions. Although distributions paid in the form of additional shares of common stock are generally subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan do not receive any corresponding cash distributions with which to pay any such applicable taxes.

The following table reflects the cash distributions, including dividends and returns of capital per share that our Board has declared, including shares issued under our DRIP, on our common stock since our inception:

Record Dates	Payment Date	Dividends Declared
Year ended December 31, 2012
February 21, 2013	March 15, 2013	$0.115
January 18, 2013	February 15, 2013	$0.115
December 20, 2012	January 15, 2013	$0.115
November 16, 2012	November 30, 2012	$0.450
August 17, 2012	August 31, 2012	$0.450
May 17, 2012	May 31, 2012	$0.450
March 23, 2012	March 30, 2012	$0.450
Total		$2.145

Year ended December 31, 2011
November 23, 2011	November 30, 2011	$0.450
August 23, 2011	August 30, 2011	$0.400
May 19, 2011	May 26, 2011	$0.330
Total		$1.180

Year ended December 31, 2010
December 28, 2010	December 31, 2010	$0.220
Total		$0.220

On March 8, 2013, our Board declared a monthly dividend of $0.115 per share payable as set forth in the table below.

Record Dates	Payment Date	Dividends Declared
May 20, 2013	June 17, 2013	$0.115
April 18, 2013	May 15, 2013	$0.115
March 20, 2013	April 15, 2013	$0.115

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial Services Index, for the period from October 28, 2010 (the date of the initial public offering) through December 31, 2012. The graph assumes that, on October 29, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected consolidated financial data of Horizon Technology Finance Corporation as of December 31, 2012, 2011, 2010 and 2009, and for the years ended December 31, 2012 and 2011, the period from October 29, 2010 to December 31, 2010, the period from January 1, 2010 to October 28, 2010, the year ended December 31, 2009, and the period from March 4, 2008 (Inception) to December 31, 2008 are derived from the consolidated financial statements that have been audited by McGladrey LLP, an independent registered public accounting firm. For the periods prior to October 29, 2010, the financial data refer to Compass Horizon Funding Company LLC. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Post-IPO as a Business Development Company			Pre-IPO Prior to becoming a Business Development Company
(In thousands, except per share data)	Year Ended December 31, 2012	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010	January 1, 2010 to October 28, 2010	Year Ended December 31, 2009	March 4, 2008 (Inception) Through December 31, 2008
Statement of Operations Data:
Total investment income	$26,664	$24,054	$3,251	$14,956	$15,326	$7,021
Base management fee	4,208	4,192	668	2,019	2,202	1,073
Performance based incentive fee	2,847	3,013	414	—	—	—
All other expenses	7,382	6,127	810	3,912	4,567	2,958
Net investment income before excise tax	12,227	10,722	1,359	9,025	8,557	2,990
Provision for excise tax	(231)	(211)	—	—	—	—
Net investment income	11,996	10,511	1,359	9,025	8,557	2,990
Net realized gain on investments	108	6,316	611	69	138	22
Provision for excise tax	—	(129)	—	—	—	—
Net unrealized (depreciation) appreciation on investments	(8,113)	(5,702)	1,449	1,481	892	(73)
Credit (provision) for loan losses	—	—	—	739	(274)	(1,650)
Net increase in net assets resulting from operations	$3,991	$10,996	$3,419	$11,314	$9,313	$1,289
Per Share Data:
Net asset value	$15.15	17.01	16.75	N/A	N/A	N/A
Net investment income	1.41	1.38	0.18	N/A	N/A	N/A
Net realized gain on investments	0.01	0.81	0.08	N/A	N/A	N/A
Net change in unrealized (depreciation) appreciation on investments	(0.95)	(0.75)	0.19	N/A	N/A	N/A
Net increase in net assets resulting from operations	0.47	1.44	0.45	N/A	N/A	N/A
Per share dividends declared	2.15	1.18	0.22	N/A	N/A	N/A
Dollar amount of dividends declared	$18,777	$8,983	$1,662	N/A	N/A	N/A
Statement of Assets and Liabilities Data at Period End:
Investments, at fair value/book value	$228,613	$178,013	$136,810	N/A	$111,954	$92,174
Other assets	11,045	19,798	79,395	N/A	12,914	23,041
Total assets	239,658	197,811	216,205	N/A	124,868	115,215
Total liabilities	94,686	67,927	89,010	N/A	65,375	65,430
Total net assets/members’ capital	$144,972	$129,884	$127,195	N/A	$59,493	$49,785
Other data:
Weighted average annualized yield on income producing investments at fair value	14.2%	14.6%	14.6%	N/A	13.9%	12.7%
Number of portfolio companies at period end	45	38	32	32	32	26

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

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act and Sections 21E(b)(2)(B) and (D) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this annual report on Form 10-K or any periodic reports we file under the Exchange Act.

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

Portfolio Composition and Investment Activity

The following table shows our portfolio by asset class as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	# of Investments	Fair Value	% of Total Portfolio	# of Investments	Fair Value	% of Total Portfolio
Term loans	41	$200,685	87.8%	37	$172,363	96.8%
Revolving loans	4	19,612	8.6%	—	—	—
Equipment loans	—	—	—	1	923	0.5%
Total loans	45	220,297	96.4%	38	173,286	97.3%
Warrants	62	5,468	2.4%	47	4,098	2.3%
Other investments	1	2,100	0.9%	—	—	—
Equity	2	748	0.3%	3	629	0.4%
Total		$228,613	100.0%		$178,013	100.0%

Total portfolio investment activity as of and for the years ended December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
Beginning portfolio	$178,013	$136,810
New loan funding	184,202	106,350
Less refinanced balances and participation	(45,295)	(8,677)
Net new loan funding	138,907	97,673
Principal and stock payments received on investments	(39,092)	(34,793)
Early pay-offs	(42,291)	(16,649)
Accretion of loan fees	2,531	1,895
New loan fees	(1,676)	(1,049)
New equity	—	579
Sales of investments	(306)	(6,985)
Net realized gain on investments	108	6,599
Net depreciation on investments	(8,113)	(5,974)
Other	532	(93)
Ending Portfolio	$228,613	$178,013

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our loan portfolio by industry sector as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Loans at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Portfolio
Life Science
Biotechnology	$38,018	17.3%	$39,854	23.0%
Medical Device	23,446	10.6%	19,281	11.1%
Technology
Consumer-Related Technologies	—	—	1,762	1.0%
Networking	—	—	923	0.5%
Software	54,358	24.7%	21,427	12.4%
Data Storage	—	—	3,437	2.0%
Internet and Media	9,763	4.4%	—	—
Communications	—	—	5,134	3.0%
Semiconductors	25,795	11.7%	11,765	6.8%
Power Management	15,792	7.2%	—	—
Cleantech
Energy Efficiency	12,950	5.9%	23,790	13.7%
Waste Recycling	2,197	1.0%	4,455	2.6%
Alternative Energy	8,586	3.9%	—	—
Healthcare Information and Services
Diagnostics	21,340	9.7%	21,347	12.3%
Other Healthcare Related Services	2,655	1.2%	18,184	10.5%
Software	5,397	2.4%	1,927	1.1%
Total	$220,297	100.0%	$173,286	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 23% and 28% of total loans outstanding as of December 31, 2012 and 2011, respectively. No single loan represented more than 10% of our total loans as of December 31, 2012 or 2011.

Loan Portfolio Asset Quality

We use a credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 or 1 represents a deteriorating credit quality and increased risk. See “Item 1 — Business” for more detailed descriptions. The following table shows the classification of our loan portfolio by credit rating as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Loans at Fair Value	Percentage of Loan Portfolio	Loans at Fair Value	Percentage of Loan Portfolio

Credit Rating
4	$30,818	14.0%	$30,108	17.4%
3	181,019	82.2%	119,753	69.1%
2	3,560	1.6%	23,425	13.5%
1	4,900	2.2%	—	—
Total	$220,297	100.0%	$173,286	100.0%

As of December 31, 2012 and 2011 our loan portfolio had a weighted average credit rating of 3.2 and 3.1, respectively. As of December 31, 2012, there were three investments on non-accrual status with an approximate cost of $12.9 million and fair value of approximately $4.9 million. There were no loans on non-accrual status as of December 31, 2011.

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

Consolidated operating results for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Total investment income	$26,664	$24,054	$18,207
Total expenses	14,437	13,332	7,823
Net investment income before excise tax	12,227	10,722	10,384
Provision for excise tax	(231)	(211)	—
Net investment income	11,996	10,511	10,384
Net realized gains	108	6,316	680
Provision for excise tax	—	(129)	—
Net unrealized (depreciation) appreciation	(8,113)	(5,702)	2,930
Credit for loan losses	—	—	739
Net income	$3,991	$10,996	$14,733
Average investments, at fair value	$187,760	$164,437	$124,027
Average debt outstanding	$62,973	$78,106	$77,174

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased by $2.6 million, or 10.9%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. For the year ended December 31, 2012, total investment income consisted primarily of $25.3 million in interest income from investments, which included $5.0 million in income from the accretion of origination fees and ETPs. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Fee income on investments was primarily comprised of prepayment fees collected from our portfolio companies.

Investment income increased by $5.8 million, or 32.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. For the year ended December 31, 2011, total investment income consisted primarily of $22.9 million in interest income from investments, which included $3.6 million in income from the accretion of origination fees and ETPs. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Fee income on investments was primarily comprised of a one-time success fee received upon the completion of an acquisition of one of our portfolio companies and from prepayment fees collected from our portfolio companies.

For the years ended December 31, 2012, 2011 and 2010, our dollar-weighted average annualized yield on average loans was approximately 14.2%, 14.6% and 14.6%, respectively.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 22%, 21% and 22% of investment income for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, interest receivable was $2.8 million and $3.0 million, respectively, which represents one month of accrued interest income on substantially all our loans and accreted ETPs.

Expenses

Total expenses increased by $1.1 million, or 8.3%, to $14.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Total expenses increased by $5.5 million, or 70.4%, to $13.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees, interest expense and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense, which includes the amortization of debt issuance costs, increased in 2012 from 2011 primary due to an increase in borrowings under the Wells Facility and Fortress Facility, and the issuance of our Senior Notes, offset by repayment of the WestLB Facility. Interest expense decreased in 2011 from 2010 primarily due to a lower effective interest rate in 2011.

Management fee expense for the year ended December 31, 2012 remained flat compared to the year ended December 31, 2011 primarily due to our average assets remaining relatively consistent. Management fee expense for the year ended December 31, 2011 increased by approximately $1.5 million compared to the year ended December 31, 2010 primarily due to the higher management fee base.

Performance based incentive fees for the year ended December 31, 2012 remained flat compared to the year ended December 31, 2011 primarily due to part one of the incentive fee increasing as pre-incentive fee net investment income increased year over year, offset by a decrease in part two of the incentive fee in 2012. Incentive fees for the year ended December 31, 2011 increased compared to the year ended December 31, 2010 due to a full twelve months of expense in 2011 compared to only two months in 2010. The incentive fees for the year ended December 31, 2012 consisted of approximately $2.8 million for the incentive fee on income. The incentive fees for the year ended December 31, 2011 consisted of approximately $2.7 million and $0.3 million for the incentive fee on income and capital gains, respectively. There were no incentive fees prior to the IPO.

Administrative fee expense for the year ended December 31, 2012 remained flat compared to the year ended December 31, 2011. The administrative fee increased for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to a full twelve months of expense in 2011 compared to only two months in 2010.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the year ended December 31, 2012 remained flat compared to the year ended December 31, 2011. These expenses for the year ended December 31, 2011 increased by approximately $1.7 million compared to the year ended December 31, 2010 primarily due to the increased cost of being a public company.

In 2012 and 2011 we elected to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income. At December 31, 2012 and 2011, we recorded an excise tax payable of approximately $0.2 million and $0.3 million on approximately $5.9 million and $8.5 million of undistributed earnings from operations and capital gains, respectively.

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

During the year ended December 31, 2012, we recognized realized gains totaling approximately $0.1 million primarily due to the sale of warrants of one portfolio company. During the year ended December 31, 2011, we recognized realized gains totaling approximately $6.3 million primarily due to the sale of warrants of three portfolio companies. We recognized realized gains of approximately $0.7 million during the year ended December 31, 2010 primarily due to the sale of warrants of two portfolio companies.

During the year ended December 31, 2012, net unrealized depreciation on investments totaled approximately $8.1 million which was primarily due to the unrealized depreciation on the three debt investments on non-accrual status. During the year ended December 31, 2011, net unrealized depreciation on investments totaled approximately $5.7 million which was primarily due to $4.0 million in reversal of unrealized appreciation on the sale of warrants and $2.7 million of unrealized depreciation on six debt investments partially offset by unrealized appreciation on investments. During the year ended December 31, 2010, net unrealized appreciation on investments totaled approximately $2.9 million which was primarily due to fair value appreciation on some of our warrants.

Credit or Provision for Loan Losses

For the period from January 1, 2010 through October 28, 2010, the credit for loan losses was $0.7 million. The credit was primarily due to improved portfolio asset quality during 2010 across all credit ratings within the loan portfolio. The loan portfolio had a weighted average credit rating of 3.1 as of October 28, 2010. Since October 28, 2010, the date of our election to be treated as a BDC, we do not record a credit or provision for loan losses. We record each individual loan and investment on a quarterly basis at fair value. Changes in fair value are recorded through our statement of operations.

Liquidity and Capital Resources

As of December 31, 2012 and 2011, we had cash and investments in money market funds of $3.6 million and $14.8 million, respectively. These amounts are available to fund new investments, reduce borrowings under the Wells Facility and the Fortress Facility (collectively, the “Credit Facilities”), pay operating expenses and pay dividends. We had a revolving credit facility (the “WestLB Facility”) with WestLB, AG, New York Branch (“WestLB”) which all obligations under the WestLB Facility were paid and the WestLB Facility was terminated. Our primary sources of capital have been from our private and public common stock offerings, use of our Credit Facilities and issuance of our Senior Notes.

As of December 31, 2012, the outstanding principal balance under the Wells Facility was $46.0 million. As of December 31, 2012, we had available borrowing capacity of approximately $29.0 million under our Wells Facility, subject to existing terms and advance rates.

As of December 31, 2012, the outstanding principal balance under the Fortress Facility was $10.0 million. As of December 31, 2012, we had available borrowing capacity of approximately $65.0 million under our Fortress Facility, subject to existing terms and advance rates.

Our operating activities used cash of $36.1 million for the year ended December 31, 2012, and our financing activities provided cash of $35.8 million for the same period. Our operating activities used cash primarily for investing in portfolio companies, net of principal payments received. Our financing activities provided cash primarily from the issuance of our Senior Notes for net proceeds of approximately $31.7 million, and the completion of a follow-on public offering of 1.9 million shares of common stock for net proceeds of approximately $29.5 million. These increases from investing activities were partially offset by repayments of $8.6 million of debt under the Credit Facilities and $15.1 million dividends paid.

Our operating activities used cash of $4.0 million for the year ended December 31, 2011 and our financing activities used cash of $32.4 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Such cash was provided primarily from proceeds from our IPO and draws under the WestLB Facility and Wells Facility.

Our operating activities used cash of $38.1 million for the year ended December 31, 2010 and our financing activities provided net cash proceeds of $75.0 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Such cash was provided primarily from proceeds from our IPO and draws under the WestLB Facility.

Our primary use of available funds is to make investments in portfolio companies and for general corporate purposes. We expect to raise additional equity and debt capital opportunistically as needed, and subject to market conditions, to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders all or substantially all of our income except for certain net capital gains. In addition, as a BDC, we are required to meet a coverage ratio of 200%. This requirement limits the amount that we may borrow.

We believe that our current cash and investments in money market funds, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current Borrowings

A summary of our borrowings as of December 31, 2012 and 2011 is as follows:

	December 31, 2012
	Total Commitment	Balance Outstanding	Unused Commitment	Average Outstanding
Wells Facility	$75,000	$46,020	$28,980	$15,137
Fortress Facility	75,000	10,000	65,000	10,000	(1)
WestLB Facility (2)	—	—	—	18,651	(1)
Senior Notes	33,000	33,000	—	33,000	(1)
Total	$183,000	$89,020	$93,980

	December 31, 2011
	Total Commitment	Balance Outstanding	Unused Commitment	Average Outstanding
WestLB Facility (2)	$46,722	$46,722	$—	$71,400
Wells Facility	75,000	17,849	57,151	6,700	(1)
Total	$121,722	$64,571	$57,151

____________

(1)	Average outstanding is calculated over the period for which the borrowings were outstanding.

(2)	All obligations under the WestLB Facility were paid, and the WestLB Facility was terminated.

We, through our wholly owned subsidiary, Credit II entered into the Wells Facility on July 14, 2011. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The interest rate was 5.00% as of December 31, 2012 and 2011.

We may request advances under the Wells Facility through July 14, 2014 (the “Revolving Period”). After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Wells Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Wells Facility, particularly the condition that the principal balance of the Wells Facility does not exceed fifty percent (50%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Wells Facility are due and payable on July 14, 2017.

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

On March 23, 2012, we issued and sold $30 million aggregate principal amount of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $3 million of such notes. The Senior Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Senior Notes are our direct, unsecured obligations and rank (1) pari passu with our future senior unsecured indebtedness; (2) senior to any of our future indebtedness that expressly provides it is subordinated to the Senior Notes; (3) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2012 we were in material compliance with the terms of the Senior Notes. The Senior Notes are listed on the New York Stock Exchange under the symbol “HTF”.

We, through our wholly owned subsidiary Credit III, entered into the Fortress Facility on August 23, 2012. The interest rate on the Fortress Facility is based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The interest rate was 7.00% as of December 31, 2012.

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

As of December 31, 2012 and 2011, other assets were $4.6 million and $2.0 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses. The increase was due to the debt issuance costs of approximately $1.3 million and $1.7 million incurred related to our Senior Notes and the Fortress Facility, respectively.

Equity Offerings

On July 18, 2012, we completed a follow-on public offering of 1,909,000 shares (including 249,000 shares of our common stock that was issued pursuant to the underwriters’ option to purchase additional shares) of our common stock at a public offering price of $16.20 per share, raising approximately $30.9 million in gross proceeds.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2012 are as follows:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3-5 Years	After 5 years
Borrowings	$89,020	$1,440	$54,580	$—	$33,000
Unfunded commitments	24,643	23,643	1,000	—	—
Total	$113,663	$25,083	$55,580	$—	$33,000

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2012, we had unfunded commitments of approximately $24.6 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

In addition to the Wells Facility and Fortress Facility, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. Payments under the Investment Management Agreement are equal to (1) a base management fee equal to a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligation under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. See Note 3 to our Consolidated Financial Statements for additional information regarding our Investment Management Agreement and our Administration Agreement.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute at least 98% of our ordinary income and 98.2% of our capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute monthly dividends to our stockholders as determined by our Board.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Management Agreement with our Advisor. Mr. Robert Pomeroy, our chairman, is a manager of the Advisor, and Mr. Gerald Michaud, our President, is a manager of our Advisor.

•	Our advisor provides us with the office facilities and administrative services necessary to conduct day-to day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with the predecessor of the Advisor, pursuant to which it has granted us a non-exclusive, royalty-free license to use the name “Horizon Technology Finance”.

Our Advisor may manage other investment vehicles (“Advisor Funds”) with the same investment strategy as us. Our Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates may be precluded from co-investing in such investments. Accordingly, we may apply for exemptive relief which would permit us to co-invest subject to certain conditions, including, without limitation, approval of such investments by both a majority of our directors who have no financial interest in such transaction and a majority of directors who are not interested directors as defined in the 1940 Act.

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

Our Board determines the fair value of investments in good faith, based on the input of management, the audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under our valuation policy and a consistently applied valuation process. The Board conducts this valuation process at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuation of portfolio companies that do not have a readily available market quotations subject to review by an independent valuation firm.

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

Certain loan agreements also require the borrower to make an ETP that is accrued into income over the life of the loan to the extent such amounts are expected to be collected. We will generally cease accruing the income if there is insufficient value to support the accrual or if we do not expect the borrower to be able to pay all principal and interest due.

In connection with substantially all lending arrangements, we receive warrants to purchase shares of stock from the borrower. We record the warrants as assets at estimated fair value on the grant date using the Black-Scholes valuation model. We consider the warrants loan fees and also record as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with our income recognition policy. Subsequent to loan origination, the warrants are also measured at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on warrants. Gains from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains on warrants.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2012 and 2011.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRs, (ASU 2011-04). ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance. In addition, ASU 2011-04 requires additional fair value disclosures. We adopted ASU 2011-04 in the quarter ended March 31, 2012.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2012 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control over Financial Reporting	66
Report of Independent Registered Public Accounting Firm	67
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	68
Consolidated Statements of Assets and Liabilities as of December 31, 2012 and 2011	69
Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011, the Period from October 29, 2010 to December 31, 2010, and the Period from January 1, 2010 to October 28, 2010	70
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2012 and 2011, the Period from October 29, 2010 to December 31, 2010, and the Period from January 1, 2010 to October 28, 2010	71
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, the Period from October 29, 2010 to December 31, 2010, and the Period from January 1, 2010 to October 28, 2010	72
Consolidated Schedules of Investments as of December 31, 2012 and 2011	73
Notes to the Consolidated Financial Statements	80

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which appears in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2012 and 2011, the period from October 29, 2010 to December 31, 2010 and the period from January 1, 2010 to October 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2012 and 2011, by correspondence with custodian or borrower. Our audits also involved performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, the period from October 29, 2010 to December 31, 2010, and the period from January 1, 2010 to October 28, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Technology Finance Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of Horizon Technology Finance Corporation’s internal control over financial reporting.

/s/  McGladrey LLP

New Haven, Connecticut

March 12, 2013

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited Horizon Technology Finance Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Horizon Technology Finance Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011, the period from October 29, 2010 to December 31, 2010, and the period from January 1, 2010 to October 28, 2010, and our report dated March 12, 2013 expressed an unqualified opinion.

/s/McGladrey LLP

New Haven, Connecticut

March 12, 2013

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share data)

	December 31,
	2012	2011

Assets
Non-affiliate investments at fair value (cost of $239,385 and $180,651, respectively) (Note 4)	$228,613	$178,013
Investment in money market funds	2,560	13,518
Cash	1,048	1,298
Interest receivable	2,811	2,985
Other assets	4,626	1,997
Total assets	$239,658	$197,811

Liabilities
Borrowings (Note 6)	$89,020	$64,571
Dividends payable	3,301	—
Base management fee payable (Note 3)	402	330
Incentive fee payable (Note 3)	855	1,766
Other accrued expenses	1,108	1,260
Total liabilities	94,686	67,927

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,567,225 and 7,636,532 shares outstanding as of December 31, 2012 and 2011	10	8
Paid-in capital in excess of par	154,384	124,512
Accumulated undistributed net investment income	1,428	4,965
Net unrealized depreciation on investments	(10,772)	(2,659)
Net realized (loss) gains on investments	(78)	3,058
Total net assets	144,972	129,884
Total liabilities and net assets	$239,658	$197,811
Net asset value per common share	$15.15	$17.01

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	Post-IPO as a Business Development Company			Pre-IPO Prior to becoming a Business Development Company
				January 1,
	Year Ended	Year Ended	October 29, 2010	2010 to
	December 31,	December 31,	to December 31,	October 28,
	2012	2011	2010	2010
Investment income
Interest income on non-affiliate investments	$25,289	$22,879	$2,993	$14,373
Interest income on money market funds	—	91	10	60
Fee income on non-affiliate investments	1,375	1,084	248	523
Total investment income	26,664	24,054	3,251	14,956
Expenses
Interest expense	4,283	2,681	508	3,622
Base management fee (Note 3)	4,208	4,192	668	2,019
Performance based incentive fee (Note 3)	2,847	3,013	414	—
Administrative fee (Note 3)	1,082	1,199	88	—
Professional fees	1,027	1,259	92	112
General and administrative	990	988	122	178
Total expenses	14,437	13,332	1,892	5,931
Net investment income before excise tax	12,227	10,722	1,359	9,025
Provision for excise tax (Note 7)	(231)	(211)	—	—
Net investment income	11,996	10,511	1,359	9,025
Credit for loan losses	—	—	—	739
Net realized and unrealized (loss) gain on investments
Net realized gain on investments	108	6,316	611	69
Provision for excise tax (Note 7)	—	(129)	—	—
Net unrealized (depreciation) appreciation on investments	(8,113)	(5,702)	1,449	1,481
Net realized and unrealized (loss) gain on investments	(8,005)	485	2,060	1,550
Net increase in net assets resulting from operations	$3,991	$10,996	$3,419	$11,314
Net investment income per common share	$1.41	$1.38	$0.18
Change in net assets per common share	$0.47	$1.44	$0.45
Weighted average shares outstanding	8,481,604	7,610,818	7,555,722

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

	Members’	Accumulated Other Comprehensive		Common	Paid-In Capital in Excess of	Accumulated Undistributed (distributions in excess of) Net Investment	Net Unrealized Appreciation (Depreciation) on	Net Realized Gains on	Total Net
	Capital	Loss	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2009	$60,261	$(768)	—	$—	$—	$—	$—	$—	$59,493
Comprehensive income:
Net income	11,314	—	—	—	—	—	—	—	11,314
Unrealized gain on interest rate swaps	—	409	—	—	—	—	—	—	409
Total comprehensive income	—	—	—	—	—	—	—	—	11,723
Cash distribution	(18,000)	—	—	—	—	—	—	—	(18,000)
Balance at October 28, 2010	53,575	(359)	—	—	—	—	—	—	53,216
Election to business development company (1)	(53,575)	359	2,645,124	3	52,456	—	1,594		837
Issuance of common stock, net of offering costs (2)	—	—	4,910,000	5	70,815	—	—	—	70,820
Net increase in net assets resulting from operations	—	—	—	—	—	1,359	1,449	611	3,419
Issuance of common stock as stock dividend	—	—	38,297	—	565	—	—	—	565
Dividends declared	—	—	—	—	—	(1,502)	—	(160)	(1,662)
Balance at December 31, 2010	—	—	7,593,421	8	123,836	(143)	3,043	451	127,195
Net increase in net assets resulting from operations	—	—	—	—	—	10,511 (3)	(5,702)	6,187 (3)	10,996
Issuance of common stock as stock dividend	—	—	43,111	—	676	—	—	—	676
Dividends declared	—	—	—	—	—	(5,403)	—	(3,580)	(8,983)
Balance at December 31, 2011	—	—	7,636,532	8	124,512	4,965	(2,659)	3,058	129,884
Issuance of common stock, net of offering costs (4)	—	—	1,909,000	2	29,523	—	—	—	29,525
Net increase in net assets resulting from operations	—	—	—	—	—	11,996	(8,113)	108	3,991
Issuance of common stock as stock dividend	—	—	21,693	—	349	—	—	—	349
Dividends declared	—	—	—	—	—	(15,533)	—	(3,244)	(18,777)
Balance at December 31, 2012	$—	$—	9,567,225	$10	$154,384	$1,428	$(10,772)	$(78)	$144,972

____________

(1)	Reclassification from members’ capital to net assets and net unrealized appreciation on investments upon election. Immediately prior to the initial public offering (“IPO”), the members of Compass Horizon Funding Company LLC (“CHF”) exchanged their membership interests for 2,645,124 shares of common stock of the Company and CHF became a wholly owned subsidiary of the Company. Concurrent with the IPO, Compass Horizon Partners, LP, one of CHF’s owners, sold 1,340,000 shares.

(2)	On October 28, 2010, the Company priced its IPO, offering 6,250,000 shares of its common stock at a public offering price of $16.00 per share. Of the 6,250,000 shares offered, 4,910,000 shares were sold by the Company and 1,340,000 shares were sold by Compass Horizon Partners, LP, one of CHF’s owners. Total offering costs were $7,740.

(3)	Net of excise tax.

(4)	On July 18, 2012, the Company completed a follow-on public offering of 1,909,000 shares (including 249,000 shares of common stock that was issued pursuant to the underwriters’ options to purchase additional shares) of its common stock at a public offering price of $16.20 per share. Total offering costs were $1.4 million.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Post-IPO as a Business Development Company			Pre-IPO Prior to becoming a Business Development Company
			October 29,	January 1,
	Year Ended	Year Ended	2010 to	2010 to
	December 31,	December 31,	December 31,	October 28,
	2012	2011	2010	2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,991	$10,996	$3,419	$11,314
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Credit for loan losses	—	—	—	(739)
Amortization of debt issuance costs	471	277	200	962
Net realized gain on investments	(82)	(6,599)	(611)	(69)
Net unrealized depreciation (appreciation) on investments	8,113	5,717	(1,449)	(1,481)
Purchase of investments	(138,907)	(97,673)	(19,316)	(65,357)
Principal payments received on investments	81,383	51,442	14,273	50,325
Proceeds from sale of investments	281	6,623	874	135
Stock received in settlement of fee income	—	(544)	—	—
Changes in assets and liabilities:
Net decrease (increase) in investments in money market funds	10,958	25,586	(29,122)	(895)
(Increase) decrease in interest receivable	(98)	(837)	838	(954)
Increase in end-of-term payments	(260)	(210)	(163)	(208)
Decrease in unearned loan income	(855)	(790)	(63)	(500)
Increase in other assets	(93)	(40)	(151)	(246)
(Decrease) increase in other accrued expenses	(152)	707	220	74
Increase (decrease) in base management fee payable	72	(30)	157	21
(Decrease) increase in incentive fee payable	(911)	1,352	414	—
Net cash used in operating activities	(36,089)	(4,023)	(30,480)	(7,618)
Cash flows from financing activities:
Proceeds from shares sold, net of offering costs	29,525	—	70,820	—
Proceeds from issuance of senior notes	33,000	—	—	—
Dividends and distributions paid	(15,128)	(8,307)	(1,097)	(18,000)
Net (decrease) increase in Credit Facilities	(8,551)	(22,854)	(3,748)	27,007
Debt issuance costs	(3,007)	(1,207)	—	—
Net cash provided by (used in) financing activities	35,839	(32,368)	65,975	9,007
Net (decrease) increase in cash	(250)	(36,391)	35,495	1,389
Cash:
Beginning of period	1,298	37,689	2,194	805
End of period	$1,048	$1,298	$37,689	$2,194
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,002	$2,330	$393	$2,655
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$1,998	$1,316	$304	$1,212
Dividends Payable	$3,301	$—	$—	$—
Receivables resulting from sale of investments	$25	$361	$—	$—
Stock received in settlement of investments	$—	$—	$209	$—
Decrease in interest rate swap liability	$—	$—	$—	$(409)
Reclassification of receivables to investments	$532	$—	$—	$—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Debt Investments — 152.0% (9)
Debt Investments — Life Science — 42.4% (9)
ACT Biotech Corporation (8)	Biotechnology	Term Loan (13.10% cash, 8.00% ETP, Due 9/1/14)	$3,947	$3,906	$2,770
Ambit Biosciences Corporation (2)	Biotechnology	Term Loan (12.25% cash, 3.00% ETP, Due 10/1/13)	2,206	2,197	2,197
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (9.41% cash, 5.50% ETP, Due 4/1/15)	2,671	2,644	2,645
		Term Loan (9.67% cash, 5.50% ETP, Due 4/1/15)	2,139	2,109	2,109
		Term Loan (9.47% cash, 5.50% ETP, Due 4/1/15)	3,762	3,708	3,708
Celsion Corporation (2)(5)	Biotechnology	Term Loan (11.75% cash, Due 10/1/15)	2,500	2,466	2,466
N30 Pharmaceuticals, LLC (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	1,679	1,657	1,657
		Term Loan (11.25% cash, 3.00% ETP, Due 7/1/15)	2,500	2,450	2,450
Revance Therapeutics, Inc.	Biotechnology	Convertible Note (8.00% ETP, Due 2/10/13)	71	71	71
Sample6 Technologies, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	2,500	2,454	2,454
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	2,000	1,984	1,984
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	3,000	2,911	2,911
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 8/1/14)	2,090	2,079	2,079
		Term Loan (11.00% cash, 2.50% ETP, Due 1/1/15)	5,962	5,915	5,915
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	918	915	915
		Term Loan (12.50% cash, Due 8/1/15)	1,444	1,439	1,439
		Term Loan (12.50% cash, Due 10/1/15)	250	249	249
Direct Flow Medical, Inc. (2)	Medical Device	Term Loan (11.00% cash, 3.00% ETP, Due 7/1/16)	5,000	4,831	4,831
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,714	1,655	1,655
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	1,143	1,119	1,119
OraMetrix, Inc. (2)	Medical Device	Term Loan (11.50% cash, 3.00% ETP, Due 4/1/14)	2,468	1,966	1,966
		Revolver (11.50% (Prime + 8250%) cash, Due 12/1/15)	2,000	2,449	2,449
PixelOptics, Inc. (2)	Medical Device	Term Loan (10.75% cash, 3.00% ETP, Due 11/1/14)	7,900	7,865	7,865
Tengion, Inc. (2)(5)	Medical Device	Term Loan (13.00% cash, Due 5/1/14)	3,660	3,560	3,560
Total Debt Investments — Life Science				62,599	61,464
Debt Investments — Technology — 72.9% (9)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	4,000	3,866	3,866
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 12/1/15)	3,333	3,290	3,290
		Term Loan (10.25% cash, 8.00% ETP, Due 3/1/16)	1,667	1,642	1,642
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.14% ETP, Due 1/1/16)	3,500	3,445	3,445
		Term Loan (11.00% cash, 2.14% ETP, Due 1/1/16)	3,500	3,445	3,445
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, Due 12/1/14)	8,222	8,136	8,136
		Term Loan (11.50% cash, Due 7/1/15)	2,000	1,972	1,972
Grab Networks, Inc. (2)	Internet and Media	Term Loan (12.00% cash, Due 1/1/16)	2,500	2,387	2,387
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	2,000	1,976	1,976
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	500	495	495
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	5,000	4,905	4,905
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,156	4,156
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,156	4,156
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	3,500	3,481	3,481
		Term Loan (11.45% cash, Due 10/1/15)	3,500	3,481	3,481
Fiberlink Communications Corporation (2)	Software	Term Loan (11.50% cash, 5.00% ETP, Due 7/1/16)	5,000	4,920	4,920
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,917	3,917
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,917	3,917
Netuitive, Inc. (2)	Software	Term Loan (11.75% cash, Due 1/1/16)	3,000	2,939	2,939
Seapass Solutions, Inc. (2)	Software	Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	5,000	4,933	4,933
		Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	5,000	4,933	4,933
StreamBase Systems, Inc. (2)	Software	Term Loan (12.51% cash, Due 11/1/13)	1,360	1,353	1,353
		Term Loan (12.50% cash, Due 6/1/14)	558	553	553
		Term Loan (12.50% cash, Due 12/1/15)	1,500	1,477	1,477
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	7,500	7,193	7,193
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 5.00% ETP, Due 6/1/16)	3,000	2,948	2,948

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Aquion Energy, Inc. (2)	Power Management	Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	3,333	3,312	3,312
		Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	3,333	3,312	3,312
		Term Loan (10.25% cash, 4.00% ETP, Due 6/1/16)	3,333	3,309	3,309
Xtreme Power, Inc. (2)	Power Management	Term Loan (10.75% cash, 3.50% ETP, Due 5/1/16)	6,000	5,859	5,859
Total Debt Investments — Technology				105,708	105,708
Debt Investments — Cleantech — 16.4% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,500	2,402	2,402
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,500	2,473	2,473
Semprius, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	3,750	3,712	3,712
Cereplast, Inc. (5)(8)	Waste Recycling	Term Loan (12.00% cash, Due 8/1/14)	1,683	1,515	890
		Term Loan (12.00% cash, Due 8/1/14)	1,806	1,787	1,116
		Term Loan (15.00% cash, Due 4/4/13)	75	75	47
		Term Loan (15.00% cash, Due 4/4/13)	125	125	78
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	2,075	2,062	2,062
Satcon Technology Corporation (5)(8)	Energy Efficiency	Term Loan (12.58% cash, Due 1/1/14)	5,278	5,278	—
Solarbridge Technologies, Inc. (2)	Energy Efficiency	Term Loan (11.65% cash, Due 4/1/16)	7,000	6,826	6,826
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (11.00% cash, Due 8/1/14)	2,326	2,306	2,306
		Revolver (10.75% (Prime + 7.50%) cash, Due 1/1/14)	1,859	1,821	1,821
Total Debt Investments — Cleantech				30,382	23,733
Debt Investments — Healthcare information and services — 20.3% (9)
Accumetrics, Inc. (2)	Diagnostics	Term Loan (10.90% cash, 5.00% ETP, Due 6/1/16)	4,000	3,853	3,853
BioScale, Inc. (2)	Diagnostics	Term Loan (11.51% cash, Due 1/1/14)	2,643	2,630	2,630
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% (Prime + 8.00%) cash, Due 10/1/15)	15,000	14,856	14,856
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 4/1/15)	2,000	1,968	1,968
		Term Loan (11.00% cash, 3.00% ETP, Due 1/1/17)	2,500	2,460	2,460
		Revolver (10.50% (Prime + 7.25%) cash, Due 4/1/15)	1,000	968	968
Singulex, Inc.	Other Healthcare	Term Loan (11.00% cash, 3.00% ETP, Due 3/1/14)	1,602	1,593	1,593
		Term Loan (11.00% cash, 3.00% ETP, Due 3/1/14)	1,068	1,064	1,064
Total Debt Investments — Healthcare information and services				29,392	29,392
Total Debt Investments				228,081	220,297
Warrant Investments — 3.8% (9)
Warrants — Life Science — 1.1% (9)
ACT Biotech Corporation	Biotechnology	1,390,910 Preferred Stock Warrants	—	83	—
Ambit Biosciences, Inc. (2)	Biotechnology	1,075,083 Preferred Stock Warrants	—	143	101
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	84,583 Common Stock Warrants	—	93	41
Anesiva, Inc.	Biotechnology	198,898 Common Stock Warrants	—	18	—
Celsion Corporation (2)(5)	Biotechnology	25,685 Common Stock Warrants	—	15	136
N30 Pharmaceuticals, LLC (2)	Biotechnology	214,200 Preferred Stock Warrants	—	122	252
Novalar Pharmaceuticals, Inc.	Biotechnology	84,845 Preferred Stock Warrants	—	69	—
Revance Therapeutics, Inc.	Biotechnology	199,470 Preferred Stock Warrants	—	224	404
Sample6 Technologies, Inc. (2)	Biotechnology	200,582 Preferred Stock Warrants	—	27	28
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	116,203 Common Stock Warrants	—	83	251
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	94	117
Tranzyme, Inc. (2)(5)	Biotechnology	77,902 Common Stock Warrants	—	6	—
Direct Flow Medical, Inc. (2)	Medical Device	176,922 Preferred Stock Warrants	—	145	145
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	2
Mitralign, Inc. (2)	Medical Device	295,238 Common Stock Warrants	—	49	43
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
PixelOptics, Inc. (2)	Medical Device	381,612 Preferred Stock Warrants	—	96	35
Tengion, Inc. (2)(5)	Medical Device	1,716,339 Common Stock Warrants	—	124	62
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,829	1,617

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Warrants — Technology — 1.9% (9)
OpenPeak, Inc.	Communications	18,997 Preferred Stock Warrants	—	89	—
Everyday Health, Inc.	Consumer-related Technologies	65,674 Preferred Stock Warrants	—	69	97
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	269
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	27	80
Avalanche Technology, Inc. (2)	Semiconductors	201,835 Preferred Stock Warrants	—	45	46
Impinj, Inc.	Semi-conductor	1 Preferred Stock Warrants	—	7	—
Luxtera, Inc. (2)	Semiconductors	1,827,485 Preferred Stock Warrants	—	34	30
Newport Media, Inc. (2)	Semiconductors	188,764 Preferred Stock Warrants	—	40	40
Xtera Communications, Inc. (2)	Semiconductors	983,607 Preferred Stock Warrants	—	206	1
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	20
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	162
Grab Networks, Inc. (2)	Internet and media	1,493,681 Preferred Stock Warrants	—	194	119
Optaros, Inc. (2)	Internet and media	477,403 Preferred Stock Warrants	—	20	18
SimpleTuition, Inc. (2)	Internet and media	189,573 Preferred Stock Warrants	—	63	56
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	481
Motion Computing, Inc.	Networking	260,707 Preferred Stock Warrants	—	7	293
Clarabridge, Inc.	Software	104,503 Preferred Stock Warrants	—	28	17
Construction Software Technologies, Inc. (2)	Software	386,415 Preferred Stock Warrants	—	69	49
Courion Corporation (2)	Software	772,543 Preferred Stock Warrants	—	107	98
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	19	120
Kontera Technologies, Inc. (2)	Software	99,476 Preferred Stock Warrants	—	101	101
Netuitive, Inc. (2)	Software	748,453 Preferred Stock Warrants	—	75	61
Seapass Solutions, Inc. (2)	Software	202,892 Preferred Stock Warrants	—	113	105
StreamBase Systems, Inc. (2)	Software	306,041 Preferred Stock Warrants	—	83	63
Sys-Tech Solutions, Inc. (2)	Software	375,000 Preferred Stock Warrants	—	242	242
Vidsys, Inc. (2)	Software	178,802 Preferred Stock Warrants	—	23	23
Aquion Energy, Inc. (2)	Power Management	82,644 Preferred Stock Warrants	—	7	4
Xtreme Power, Inc. (2)	Power Management	182,723 Preferred Stock Warrants	—	76	68
Total Warrants — Technology				1,844	2,663
Warrants — Cleantech — 0.2% (9)
Renmatix, Inc. (2)	Alternative Energy	52,296 Preferred Stock Warrants	—	69	70
Semprius, Inc. (2)	Alternative Energy	519,981 Preferred Stock Warrants	—	25	27
Cereplast, Inc. (5)	Waste Recycling	365,000 Common Stock Warrants	—	175	2
Enphase Energy, Inc. (5)	Energy Efficiency	161,959 Common Stock Warrants	—	176	4
Satcon Technology Corporation (5)	Energy Efficiency	493,097 Common Stock Warrants	—	285	—
Solarbridge Technologies, Inc. (2)	Energy Efficiency	1,761,051 Preferred Stock Warrants	—	125	112
Tigo Energy, Inc. (2)	Energy Efficiency	190,901 Preferred Stock Warrants	—	101	72
Total Warrants — Cleantech				956	287
Warrants — Healthcare information and services — 0.6% (9)
Accumetrics, Inc. (2)	Diagnostics	1,028,57 Preferred Stock Warrants	—	107	107
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	55	46
Precision Therapeutics, Inc.	Diagnostics	561,409 Preferred Stock Warrants	—	73	142
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,943 Preferred Stock Warrants	—	378	288
Recondo Technology, Inc. (2)	Software	360,645 Preferred Stock Warrants	—	60	144
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	31
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	71
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	72
Total Warrants — Healthcare information and services				1,086	901
Total Warrants				5,715	5,468
Other Investments — 1.4% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,880	2,100
Total Other Investments				4,880	2,100

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Equity — 0.5% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	227	222
Overture Networks Inc.	Communications	386,191 Preferred Stock	—	482	526
Total Equity				709	748
Total Portfolio Investment Assets — 157.7% (9)				$239,385	$228,613
Short Term Investments — Money Market Funds — 1.8% (9)
Blackrock Liquid Fed Funds Institutional (Fund #30)				$2,197	$2,197
Fidelity Prime Money Market (Class I Fund #690)				91	91
US Bank Money Market				272	272
Total Short Term Investments — Money Market Funds				$2,560	$2,560

_____________________________

(1)	All of our investments are in entities which are domiciled in the United States or the company’s principal place of business is in the United States.
(2)	Has been pledged as collateral under the Credit Facilities.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of December 31, 2012.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.
(8)	Debt is on non-accrual status at December 31, 2012, and is therefore considered non-income producing.
(9)	Value as a percent of net assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2011
(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Debt Investments — 133.4% (8)
Debt Investments — Life Science — 45.5% (8)
ACT Biotech Corporation (2)	Biotechnology	Term Loan (13.10% cash, 12.86% ETP, Due 12/1/13)	$913	$894	$734
		Term Loan (13.01% cash, 12.86% ETP, Due 12/1/13)	913	906	906
		Term Loan (13.01% cash, 12.86% ETP, Due 12/1/13)	1,410	1,378	1,378
Ambit Biosciences Corporation (2)	Biotechnology	Term Loan (12.25% cash, 3.00% ETP, Due 10/1/13)	4,574	4,530	4,530
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (9.41% cash, 5.50% ETP, Due 4/1/15)	3,333	3,240	3,240
		Term Loan (9.67% cash, 5.50% ETP, Due 4/1/15)	2,667	2,608	2,608
GenturaDx, Inc. (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 4/1/14)	1,824	1,800	1,800
N30 Pharmaceuticals, LLC (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	2,500	2,447	2,447
		Term Loan (11.25% cash, 3.00% ETP, Due 7/1/15)	2,500	2,413	2,413
Pharmasset, Inc. (2)(5)	Biotechnology	Term Loan (12.50% cash, Due 10/1/12)	1,111	1,107	1,107
Revance Therapeutics, Inc. (2)	Biotechnology	Convertible Note (8.00% cash, Due 2/10/13)	62	66	66
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	2,000	1,943	1,943
Supernus Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 8/1/14)	3,000	2,972	2,972
		Term Loan (11.00% cash, 2.50% ETP, Due 1/1/15)	7,000	6,902	6,902
Tranzyme, Inc. (2)(5)	Biotechnology	Term Loan (10.75% cash, 4.00% ETP, Due 1/1/14)	4,104	4,088	4,088
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.00% cash, Due 10/1/13)	1,444	1,440	1,240
		Term Loan (12.00% cash, Due 7/1/14)	1,500	1,480	1,480
OraMetrix, Inc. (2)	Medical Device	Term Loan (11.50% cash, 3.00% ETP, Due 4/1/14)	4,340	4,282	4,282
PixelOptics, Inc. (2)	Medical Device	Term Loan (10.75% cash, 3.00% ETP, Due 11/1/14)	10,000	9,921	9,921
Tengion, Inc. (2)(5)	Medical Device	Term Loan (11.75% cash, Due 1/1/14)	5,000	4,958	4,661
ViOptix, Inc. (2)	Medical Device	Term Loan (13.55% cash, Due 5/1/12)	418	417	417
Total Debt Investments — Life Science				59,792	59,135
Debt Investments — Technology — 34.2% (8)
OpenPeak, Inc. (2)	Communications	Term Loan (11.86% cash, Due 12/1/13)	5,486	5,431	5,134
Starcite, Inc. (2)	Consumer-related Technologies	Term Loan (12.05% cash, 10.00% ETP, Due 9/1/12)	1,225	1,225	1,225
Tagged, Inc. (2)	Consumer-related Technologies	Term Loan (12.78% cash, Due 5/1/12)	343	343	343
		Term Loan (11.46% cash, Due 8/1/12)	195	194	194
Xtera Communications, Inc.	Semiconductors	Term Loan (11.50% cash, Due 12/1/14)	10,000	9,814	9,814
		Term Loan (11.50% cash, Due 7/1/15)	2,000	1,951	1,951
Vette Corp. (2)	Data Storage	Term Loan (11.75% cash, Due 7/1/14)	5,000	4,937	3,437
IntelePeer, Inc. (2)	Networking	Term Loan (12.43% cash, Due 4/1/12)	139	139	139
		Term Loan (12.33% cash, Due 6/1/12)	214	214	214
		Term Loan (12.33% cash, Due 10/1/12)	573	570	570
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 4.00% ETP, Due 12/1/14)	4,000	3,947	3,947
		Term Loan (11.75% cash, 5.00% ETP, Due 6/1/14)	2,000	1,972	1,972
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 9/1/14)	7,000	6,904	6,904
Seapass Solutions, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 11/1/14)	5,000	4,933	4,933
StreamBase Systems, Inc. (2)	Software	Term Loan (12.51% cash, Due 11/1/13)	2,816	2,787	2,787
		Term Loan (12.50% cash, Due 6/1/14)	896	884	884
Total Debt Investments — Technology				46,245	44,448
Debt Investments — Cleantech — 21.8% (8)
Cereplast, Inc. (2)(5)	Waste Recycling	Term Loan (12.00% cash, Due 4/1/14)	2,356	2,313	2,004
		Term Loan (12.00% cash, Due 6/1/14)	2,500	2,451	2,451
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	2,500	2,476	2,476
Enphase Energy, Inc. (2)	Energy Efficiency	Term Loan (12.60% cash, Due 10/1/13)	5,342	5,286	5,286
		Term Loan (10.75% cash, Due 4/1/15)	2,000	1,972	1,972
		Term Loan (10.75% cash, Due 4/1/15)	3,000	2,945	2,945
Satcon Technology Corporation (2)(5)	Energy Efficiency	Term Loan (12.58% cash, Due 1/1/14)	7,882	7,740	7,740
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (11.00% cash, Due 8/1/14)	3,500	3,371	3,371
Total Debt Investments — Cleantech				28,554	28,245

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2011 — (Continued)
(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Debt Investments — Healthcare information and services — 31.9% (8)
BioScale, Inc. (2)	Diagnostics	Term Loan (12.00% cash, Due 8/1/12)	962	960	960
		Term Loan (11.51% cash, Due 1/1/14)	5,000	4,953	4,953
Precision Therapeutics, Inc.	Diagnostics	Term Loan (10.25% cash, Due 12/1/14)	7,000	6,958	6,958
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Term Loan (12.75% cash, Due 1/1/14)	8,546	8,476	8,476
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 4/1/15)	2,000	1,927	1,927
Aperio Technologies, Inc.	Other Healthcare	Term Loan (9.64% cash, 5.00% ETP, Due 5/1/15)	5,000	4,937	4,937
Patientkeeper, Inc.	Other Healthcare	Term Loan (10.50% cash, 2.00% ETP, Due 12/1/14)	5,500	5,257	5,257
Singulex, Inc. (2)	Other Healthcare	Term Loan (11.00% cash, 3.00% ETP, Due 3/1/14)	2,736	2,709	2,709
		Term Loan (11.00% cash, 3.00% ETP, Due 3/1/14)	1,824	1,806	1,806
Talyst, Inc. (2)	Other Healthcare	Term Loan (12.10% cash, 5.00% ETP, Due 12/1/13)	1,765	1,739	1,739
		Term Loan (12.05% cash, 5.00% ETP, Due 12/1/13)	1,764	1,736	1,736
Total Debt Investment — Healthcare information and services				41,458	41,458
Total Debt Investments				176,049	173,286

Warrant Investments —3.2% (8)
Warrants — Life Science —0.9% (8)
ACT Biotech Corporation (2)	Biotechnology	1,232,562 Preferred Stock Warrants	—	71	27
Ambit Biosciences, Inc. (2)	Biotechnology	1,075,083 Preferred Stock Warrants	—	143	131
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	56,508 Common Stock Warrants	—	67	42
Anesiva, Inc. (2)(5)	Biotechnology	198,898 Common Stock Warrants	—	18	—
GenturaDx, Inc. (2)	Biotechnology	1,161,290 Preferred Stock Warrants	—	63	49
N30 Pharmaceuticals, LLC (2)	Biotechnology	2,142 Preferred Stock Warrants	—	122	249
Novalar Pharmaceuticals, Inc. (2)	Biotechnology	84,845 Preferred Stock Warrants	—	69	—
Revance Therapeutics, Inc. (2)	Biotechnology	199,470 Preferred Stock Warrants	—	224	496
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	77,220 Common Stock Warrants	—	9	9
Supernus Pharmaceuticals, Inc. (2)	Biotechnology	168,333 Preferred Stock Warrants	—	93	168
Tranzyme, Inc. (2) (5)	Biotechnology	14,959 Common Stock Warrants	—	1	—
EnteroMedics, Inc. (2)(5)	Medical Device	141,026 Common Stock Warrants	—	347	—
OraMetrix, Inc. (2)	Medical Device	649,878 Preferred Stock Warrants	—	78	1
PixelOptics, Inc. (2)	Medical Device	381,612 Preferred Stock Warrants	—	96	34
Tengion, Inc. (2)(5)	Medical Device	81,608 Common Stock Warrants	—	62	—
ViOptix, Inc. (2)	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,476	1,206
Warrants — Technology — 1.5% (8)
OpenPeak, Inc. (2)	Communications	18,997 Preferred Stock Warrants	—	89	—
Everyday Health, Inc. (2)	Consumer-related Technologies	65,674 Preferred Stock Warrants	—	69	103
SnagAJob.com, Inc. (2)	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	269
Tagged, Inc. (2)	Consumer-related Technologies	168,909 Preferred Stock Warrants	—	17	81
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	202
Vette Corp. (2)	Data Storage	509,099 Preferred Stock Warrants	—	75	—
XIOtech, Inc. (2)	Data Storage	2,217,979 Preferred Stock Warrants	—	22	72
Cartera Commerce, Inc. (2)	Internet and media	90,909 Preferred Stock Warrants	—	16	24
Grab Networks, Inc. (2)	Networking	793,681 Preferred Stock Warrants	—	74	—
IntelePeer, Inc. (2)	Networking	141,549 Preferred Stock Warrants	—	39	521
Motion Computing, Inc. (2)	Networking	260,707 Preferred Stock Warrants	—	7	305
Impinj, Inc. (2)	Semi-conductor	109,362 Preferred Stock Warrants	—	7	—
Clarabridge, Inc. (2)	Software	104,503 Preferred Stock Warrants	—	28	20
Construction Software Technologies, Inc. (2)	Software	196,226 Preferred Stock Warrants	—	45	35
Courion Corporation (2)	Software	559,428 Preferred Stock Warrants	—	85	81
DriveCam, Inc. (2)	Software	71,639 Preferred Stock Warrants	—	20	120
Netuitive, Inc. (2)	Software	168,796 Preferred Stock Warrants	—	27	18
Seapass Solutions, Inc. (2)	Software	67,631 Preferred Stock Warrants	—	43	34
StreamBase Systems, Inc. (2)	Software	235,416 Preferred Stock Warrants	—	67	68
Total Warrants — Technology				959	1,953

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2011 — (Continued)
(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Warrants — Cleantech — 0.2% (8)
Cereplast, Inc. (2)(5)	Waste Recycling	140,000 Common Stock Warrants	—	112	—
Enphase Energy, Inc. (2)	Energy Efficiency	1,470,589 Preferred Stock Warrants	—	175	110
Satcon Technology Corporation (2)(5)	Energy Efficiency	493,097 Common Stock Warrants	—	285	—
Tigo Energy, Inc. (2)	Energy Efficiency	190,901 Preferred Stock Warrants	—	101	80
Total Warrants — Cleantech				673	190
Warrants — Healthcare information and services — 0.6% (8)
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	51
Precision Therapeutics, Inc.	Diagnostics	561,409 Preferred Stock Warrants	—	73	158
Radisphere National Radiology Group, Inc. (2)	Diagnostics	248,788 Preferred Stock Warrants	—	167	325
Recondo Technology, Inc. (2)	Software	280,000 Preferred Stock Warrants	—	47	38
Aperio Technologies, Inc.	Other Healthcare	197,473 Preferred Stock Warrants	—	34	27
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	44
Singulex, Inc. (2)	Other Healthcare	259,576 Preferred Stock Warrants	—	39	25
Talyst, Inc. (2)	Other Healthcare	300,360 Preferred Stock Warrants	—	100	81
Total Warrants — Healthcare information and services				783	749
Total Warrants				3,891	4,098
Equity — 0.5% (8)
Insmed Incorporated (2)(5)	Biotechnology	33,208 Common Stock	—	227	101
Overture Networks Inc. (2)	Communications	386,191 Preferred Stock	—	482	526
Active Networks (2)(5)	Consumer-related Technologies	128 Common Stock	—	2	2
Total Equity				711	629
Total Portfolio Investment Assets — 137.1% (8)				$180,651	$178,013
Short Term Investments — Money Market Funds — 10.4% (8)
Blackrock Liquid Fed Funds Institutional (Fund #30)				$9,861	$9,861
First American Prime Obligations Fund (Class D)				2,966	2,966
Fidelity Prime Money Market (Class I Fund #690)				691	691
Total Short Term Investments — Money Market Funds				$13,518	$13,518

_____________________________

(1)	All of our investments are in entities which are domiciled in the United States or the company’s principal place of business is in the United States.

(2)	Has been pledged as collateral under the Credit Facilities.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest Rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investment, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of December 31, 2011.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants and equity interests are non-income producing.

(8)	Value as a percent of net assets.

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

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments made and the capital appreciation from the warrants received when making such debt investments. The Company has entered into an investment management agreement (the “Investment Management Agreement”) with Horizon Technology Finance Management LLC (“HTFM” or the “Advisor”), under which the Advisor will manage the day-to-day operations of, and provide investment advisory services to, the Company.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 2.  Basis of Presentation and Significant Accounting Policies

Election to become a Business Development Company and Basis of Financial Statement Presentation

The results of operations for the years ended December 31, 2012 and 2011 reflect the Company’s results as a BDC under the 1940 Act, whereas the results of operations for 2010 are divided into two periods. The period from January 1, 2010 through October 28, 2010, reflects the Company’s results prior to operating as a BDC under the 1940 Act. The period from October 29, 2010 through December 31, 2010, reflects the Company’s results as a BDC under the 1940 Act. Accounting principles used in the preparation of the consolidated financial statements beginning October 29, 2010 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of loan investments and classification of hedging activity — see corresponding sections below for further discussion.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, (ASU 2011-04). ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and IFRSs. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance. In addition, ASU 2011-04 requires additional fair value disclosures. The Company has adopted ASU 2011-04 and included additional disclosures in Note 5.

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

Interest on loan investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. As of December 31, 2012, there were three investments on non-accrual status with an approximate cost of $12.9 million and approximate fair value of $4.9 million. There were no loans on non-accrual status as of December 31, 2011.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Certain loan agreements also require the borrower to make an end-of-term payment (“ETP”), that is accrued into interest income over the life of the loan to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay all principal and interest due.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related credit facility. The unamortized balance of debt issuance costs as of December 31, 2012 and 2011, included in other assets, was $3.7 million and $1.1 million, respectively. The accumulated amortization balances as of December 31, 2012 and 2011 was $0.6 million and $0.1 million, respectively. The amortization expense for the years ended December 31, 2012 and 2011, the period from October 29, 2010 to December 31, 2010, and the period from January 1, 2010 to October 28, 2010 relating to debt issuance costs was $0.5 million, $0.3 million, $0.2 million and $1.0 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2012 and 2011, $0.2 million and $0.3 million was recorded for U.S. federal excise tax, respectively. For the year ended December 31, 2010, no amount was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at December 31, 2012 and 2011. The 2011, 2010, and 2009 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Dividends

Dividends to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend is determined by the Board. Net realized long-term capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Reclassifications

Certain 2011 amounts were reclassified to conform with the 2012 financial statement presentation. Such reclassifications had no impact on the 2011 Statements of Operations.

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The management fee payable as of December 31, 2012 and 2011 was $0.4 million and $0.3 million, respectively. The base management fee expense was $4.2 million, $4.2 million and $0.7 million for the years ended December 31, 2012 and 2011, and the period from October 29, 2010 through December 31, 2010, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The performance based incentive fee expense was $2.8 million, $3.0 million and $0.4 million for the years ended December 31, 2012 and 2011, and the period from October 29, 2010 through December 31, 2010, respectively. The incentive fee payable as of December 31, 2012 and 2011 was $0.9 million and $1.8 million, respectively. The entire incentive fee payable as of December 31, 2012 represents part one of the incentive fee. The incentive fee payable as of December 31, 2011 includes $1.4 million for part one and $0.4 million for part two of the incentive fee.

Prior to the Company’s election to become a BDC, the Advisor served as the Advisor for CHF under a Management and Services Agreement which provided for management fees to be paid monthly at a rate of 2.00% per annum of the gross investment assets of CHF. Total management fee expense under this agreement was $2.0 million for the period from January 1, 2010 to October 28, 2010.

Administration Agreement

The Company entered into an Administration Agreement with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For the years ended December 31, 2012 and 2011, and for the period from October 29, 2010 to December 31, 2010, $1.1 million, $1.2 million and $0.1 million were charged to operations under this agreement, respectively.

Note 4.  Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	December 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Money market funds	$2,560	$2,560	$13,518	$13,518
Non-affiliate investments
Debt	$228,081	$220,297	$176,049	$173,286
Warrants	5,715	5,468	3,891	4,098
Other Investments	4,880	2,100	—	—
Equity	709	748	711	629
Total non-affiliate investments	$239,385	$228,613	$180,651	$178,013

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table shows the Company’s portfolio investments by industry sector:

	December 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$40,358	$39,569	$41,322	$41,127
Medical Device	24,296	23,733	20,173	19,315
Technology
Consumer-Related Technologies	118	445	1,871	2,217
Networking	46	774	1,043	1,749
Software	55,220	55,237	21,741	21,803
Data Storage	4,901	2,121	5,051	3,533
Internet and Media	10,056	10,118	—	—
Communications	571	526	6,003	5,660
Semiconductors	26,128	25,913	11,979	11,967
Power Management	15,875	15,864	—	—
Cleantech
Energy Efficiency	18,914	13,138	24,351	23,980
Waste Recycling	3,744	2,199	4,876	4,455
Alternative Energy	8,680	8,683	—	—
Healthcare Information and Services
Diagnostics	21,952	21,921	21,640	21,881
Other Healthcare Related Services	3,067	2,829	18,627	18,361
Software	5,459	5,543	1,974	1,965
Total non-affiliate investments	$239,385	$228,613	$180,651	$178,013

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

Debt Investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At both December 31, 2012 and 2011, the discount rates used ranged from 8% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurements. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

Under certain circumstances the Company may use an alternative technique to value debt investments that better reflects its fair value such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability.

Warrant Investments:  The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on guideline publicly traded companies within indices similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. The weighted average volatility assumptions used for the warrant valuation at December 31, 2012 and 2011 were 21% and 24%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value investment.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk free rates used for the warrant valuations at December 31, 2012 and 2011 ranged from 0.16% to 0.72% and from 0.12% to 0.83%, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. The marketability discount used for the warrant valuation at December 31, 2012 and 2011 was 20%. Significant increases (decreases) in this unobservable input would result in significantly lower (higher) fair value measurement.

•	Historical portfolio experience on cancellations and exercises of our warrants are utilized as the basis for determining the estimated time to exit of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. The estimated time to exit used for the warrant valuation at December 31, 2012 and 2011 ranged from 1 to 10 years and from 1 to 5 years, respectively. Significant increases (decreases) in this unobservable input would result in significantly higher (lower) fair value measurement.

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

Equity Investments: The fair value of an equity investment in a privately held company is initially the face value of the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement. The Company has categorized these equity investments as Level 3 with the fair value hierarchy described above. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. Therefore, the Company has categorized these equity investments as Level 1 with the fair value hierarchy described above. These assets are recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table provides a summary of quantitative information about the Company’s Level 3 fair value measurements of our investments as of December 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

		Valuation Techniques/	Unobservable
Investment Type	Fair Value	Methodologies	Input	Range
Debt investments	$220,297	Discounted Expected Future Cash Flows	Hypothetical Market Yield	8% - 25%
		Multiple Probability Weighted Cash Flow Model	Discount Rate	25%
			Probability Weighting	10% - 60%

Warrant investments	4,914	Black-Scholes Valuation Model	Price per share	$0.0 - 9.56
			Average Industry Volatility	21%
			Marketability Discount	20%
			Estimated Time to Exit	1 to 10 years

Other investments	2,100	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%
			Probability Weighting	10% - 45%

Equity investments	526	Market Comparable Companies	Revenue Multiple	1.5x – 2.0x
Total Level 3 investments	$227,837

Borrowings:  The carrying amount of borrowings under the Credit Facilities approximates fair value due to the variable interest rate of the Credit Facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of our fixed rate Senior Notes (See Note 6 below) is based on the closing public share price on the date of measurement. At December 31, 2012, the Senior Notes were trading on the New York Stock Exchange for $25.50 per note, or $33.7 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

Off-Balance-Sheet Instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$2,560	$—	$2,560	$—
Debt investments	$220,297	$—	$—	$220,297
Warrant investments	$5,468	$—	$554	$4,914
Other investments	$2,100	$—	$—	$2,100
Equity investments	$748	$222	$—	$526

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$13,518	$—	$13,518	$—
Debt investments	$173,286	$—	$—	$173,286
Warrant investments	$4,098	$—	$50	$4,048
Equity investments	$629	$103	$—	$526

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets:

	December 31, 2012
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$173,286	$4,048	$526	$—	$177,860
Purchase of investments	138,907	—	—	—	138,907
Warrants and equity received and classified as Level 3	—	1,816	—	—	1,816
Principal payments received on investments	(81,383)	—	—	—	(81,383)
Sales of investments	—	(306)	—	—	(306)
Net realized gain on investments	—	131	—	—	131
Unrealized (depreciation) appreciation included in earnings	(7,902)	(497)	—	100	(8,299)
Transfer out of Level 3	—	(278)	—	—	(278)
Transfer from debt to other investments	(2,000)	—	—	2,000	—
Other	(611)	—	—	—	(611)
Level 3 assets, end of period	$220,297	$4,914	$526	$2,100	$227,837

The Company’s transfers between levels are recognized at the end of the reporting period. During the year ended December 31, 2012, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in two portfolio companies with a value of $0.3 million that were transferred into Level 2 due to the portfolio companies becoming public companies during the year ended December 31, 2012. Because the fair value of the portfolio company warrants held are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of December 31, 2012.

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

During the year ended December 31, 2011, there were no transfers between levels.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2012 includes $7.9 million unrealized depreciation on loans and $0.5 million unrealized depreciation on warrants.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The fair value amounts for 2012 and 2011 have been measured as of the reporting date, and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported at year-end.

As of December 31, 2012 and 2011, the recorded book balances equaled fair values of all the Company’s financial instruments, except for the Company’s Senior Notes, as previously described.

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

Note 6.  Borrowings

A summary of our borrowings as of December 31, 2012 and 2011 is as follows:

	December 31, 2012
	Total Commitment	Balance Outstanding	Unused Commitment	Average Outstanding
Wells Facility	$75,000	$46,020	$28,980	$15,137
Fortress Facility	75,000	10,000	65,000	10,000	(1)
WestLB Facility (2)	—	—	—	18,651	(1)
Senior Notes	33,000	33,000	—	33,000	(1)
Total	$183,000	$89,020	$93,980

	December 31, 2011
	Total Commitment	Balance Outstanding	Unused Commitment	Average Outstanding
WestLB Facility (2)	$46,722	$46,722	$—	$71,400
Wells Facility	75,000	17,849	57,151	6,700	(1)
Total	$121,722	$64,571	$57,151

(1)	Average outstanding is calculated over the period for which the borrowings were outstanding.

(2)	The Company had a revolving credit facility (the “WestLB Facility”) with WestLB, AG, New York Branch (“WestLB”) which all obligations were settled and the facility was closed during the fourth quarter of 2012.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of December 31, 2012, the asset coverage for borrowed amounts was 253%.

The Company entered into a revolving credit facility (the “Wells Facility”) with Wells Fargo Capital Finance, LLC (“Wells”) effective July 14, 2011. The Wells Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $75 million commitment provided by Wells. The Wells Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Wells Facility has a three year revolving term followed by a three year amortization period and matures on July 14, 2017. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The rate at December 31, 2012 and 2011 was 5.0%, and the average rate for the years ended December 31, 2012 and 2011 was 5.0%.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “Senior Notes”). The Senior Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Senior Notes are the Company’s direct unsecured obligations and rank (i) pari passu with the Company’s future senior unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Senior Notes; (iii) effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2012 the Company was in material compliance with the terms of the Senior Notes. The Senior Notes are listed on the New York Stock Exchange under the symbol “HTF.”

The Company entered into a term loan credit facility (the “Fortress Facility”) with Fortress Credit Co LLC (“Fortress”) effective August 23, 2012. The Fortress Facility is collateralized by all loans and warrants held by Credit III. The Fortress Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, has a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility requires the payment of an unused line fee of 1.00% annually beginning October 1, 2012 and has an effective advance rate of approximately 66% against eligible loans. The Fortress Facility generally bears interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The rate at December 31, 2012 was 7.00%, and the average rate for the period within the year ended December 31, 2012, in which the loan was outstanding, was 7.00%.

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

The following reconciles net increase in net assets resulting from operations to taxable income:

	Year Ended December 31, 2012	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010
Net increase in net assets resulting from operations	$3,991	$10,996	$3,419
Net unrealized depreciation (appreciation) on investments	8,113	5,702	(1,449)
Other book-tax differences	869	526	143
Taxable income before deductions for distributions	$12,973	$17,224	$2,113

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The tax character of distributions paid are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010
Ordinary income	$12,232	$5,403	$1,502
Long-term capital gains	3,244	3,580	160
Total	$15,476	$8,983	$1,662

The components of undistributed ordinary income earnings (accumulated losses) on a tax basis were as follows:

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Undistributed ordinary income	$6,139	$5,505	$—
Undistributed long-term gain	52	3,187	451
Unrealized (depreciation) appreciation	(8,113)	(5,702)	1,449
Total	$(1,922)	$2,990	$1,900

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. In 2012 and 2011 the Company elected to carry forward taxable income in excess of current year dividend distributions and recorded an excise tax payable of approximately $0.2 and $0.3 million on approximately $5.9 and $8.5 million of undistributed earnings from operations and capital gains, respectively. The Company did not make such an election in 2010 and therefore no such payable was recorded.

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

The balance of unfunded commitments to extend credit was approximately $24.6 million and $22.5 million as of December 31, 2012 and 2011, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented approximately 23% and 28% of total loans outstanding as of December 31, 2012 and 2011, respectively. No single loan represents more than 10% of the total loans as of December 31, 2012 and 2011. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 22%, 21% and 22% of total loan interest and fee income for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 10.  Interest Rate Swaps and Hedging Activities

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

During the year ended December 31, 2011, approximately $0.3 million of net unrealized appreciation from the Swap was recorded in the consolidated statement of operations, and approximately $0.3 million of net realized losses from the Swap was recorded in the consolidated statement of operations.

During the period from October 29, 2010 to December 31, 2010, approximately $0.1 million of net unrealized appreciation from the Swap was recorded in the statement of operations, and approximately $0.1 million of net realized losses from the Swap was recorded in the statement of operations.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution activity since inception:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
Year Ended December 31, 2012
11/27/12	2/21/13	3/15/13	$0.115	$—	—	$—
11/27/12	1/18/13	2/15/13	$0.115	$—	—	$—
11/27/12	12/20/12	1/15/13	$0.115	$1,056	2,930	$44
11/2/12	11/16/12	11/30/12	$0.450	$4,243	4,269	$61
8/7/12	8/17/12	8/31/12	$0.450	$4,105	11,608	$193
5/3/12	5/17/12	5/31/12	$0.450	$3,402	2,299	$37
3/12/12	3/23/12	3/30/12	$0.450	$3,378	3,517	$58
			$2.145	$16,184	24,623	$393
Year Ended December 31, 2011

11/8/11	11/23/11	11/30/11	$0.450	$3,281	9,814	$151
8/9/11	8/23/11	8/30/11	$0.400	$2,836	13,193	$209
5/10/11	5/19/11	5/26/11	$0.330	$2,190	20,104	$316
			$1.180	$8,307	43,111	$676
Year Ended December 31, 2010
12/15/10	12/28/10	12/31/10	$0.220	$1,097	38,297	$565

On March 8, 2013, the Board declared a monthly dividend of $0.115 per share payable as set forth in the table below.

Record Dates	Payment Date	Dividends Declared
May 20, 2013	June 17, 2013	$0.115
April 18, 2013	May 15, 2013	$0.115
March 20, 2013	April 15, 2013	$0.115

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 12.  Financial Highlights

The financial highlights for the Company are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010

Per share data:
Net asset value at beginning of period	$17.01	$16.75	$7.15
Net investment income	1.41	1.38	0.18
Realized gain on investments	0.01	0.81	0.08
Unrealized (depreciation) appreciation on investments	(0.95)	(0.75)	0.19
Net increase in net assets resulting from operations	0.47	1.44	0.45
Net dilution from issuance of common stock	(0.28)	—	—
Issuance of common stock and capital contributions	—	—	9.67
Offering costs	—	—	(0.30)
Dividends declared	(2.15)	(1.18)	(0.22)
Other (3)	0.10	—	—
Net asset value at end of period	$15.15	$17.01	$16.75
Per share market value, end of period	$14.92	$16.32	$14.44
Total return based on a market value	2.5%	21.2%	(8.4	)%(2)
Shares outstanding at end of period	9,567,225	7,636,532	7,593,421
Ratios to average net assets:
Expenses without incentive fees	8.4%	7.9%	9.8	%(1)
Incentive fees	2.1%	2.3%	2.8	%(1)
Total expenses	10.5%	10.2%	12.6	%(1)
Net investment income with incentive fees	8.7%	8.1%	9.0	%(1)
Average net asset value	$137,741	$130,385	$90,205	(1)

(1)	Annualized.
(2)	The total return for the years ended December 31, 2012 and 2011, and the period ended December 31, 2010, equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.
(3)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 13.  Selected Quarterly Financial Data (Unaudited)

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total investment income	$7,938	$6,619	$5,482	$6,625
Net investment income	3,417	2,969	2,258	3,352
Net realized and unrealized (loss) gain	(7,827)	677	(42)	(813)
Net (decrease) increase in net asset resulting from operations	(4,410)	3,646	2,216	2,539
Earnings per share (1)	(0.46)	0.40	0.29	0.33
Net asset value per share at period end (2)	$15.15	$16.41	$16.73	$16.89

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total investment income	$6,183	$6,441	$5,970	$5,460
Net investment income	3,310	2,993	1,980	2,228
Net realized and unrealized (loss) gain	(2,524)	(234)	1,843	1,400
Net increase in net asset resulting from operations	786	2,759	3,823	3,628
Earnings per share (1)	0.10	0.36	0.50	0.48
Net asset value per share at period end (2)	$17.01	$17.36	$17.40	$17.23

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and McGladrey LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(1) Financial Statements — Refer to Item 8 starting on page 65.

(2) Financial Statement Schedules — None

(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19,2010)

4.3	Form of Registration Rights Agreement among Compass Horizon Partners, LP, HTF-CHF Holdings LLC and the Company (Incorporated by reference to exhibit (k)(3) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.1	Form of Investment Management Agreement (Incorporated by reference to exhibit (g) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.2	Form of Custody Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.4	Form of License Agreement by and between the Company and Horizon Technology Finance, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.5	Credit and Security Agreement by and among Horizon Credit I LLC, WestLB AG, New York Branch, U.S. Bank National Association, as custodian and paying agent, and WestLB AG, New York Branch, as agent, dated as of March 4, 2008 (Incorporated by reference to exhibit (f)(1) of the Company’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 4, 2010)

10.6	First Amendment of Transaction Documents by and among Horizon Credit I LLC, WestLB AG, New York Branch, U.S. Bank National Association, as custodian and paying agent, WestLB AG, New York Branch, as agent, Horizon Technology Finance Management LLC, and Lyon Financial Services, Inc., dated as of September 30, 2008 (Incorporated by reference to exhibit (f)(2) of the Company’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 4, 2010)

10.7	Second Amendment of Transaction Documents by and among Horizon Credit I LLC, WestLB AG, New York Branch, as the lender and agent, and U.S. Bank National Association, as custodian, dated as of October 7, 2008 (Incorporated by reference to exhibit (f)(3) of the Company’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 4, 2010)

10.8	Third Amendment of Transaction Documents by and among Horizon Credit I LLC, Compass Horizon Funding Company LLC, WestLB AG, New York Branch, as the lender and agent, and U.S. Bank National Association, as custodian, dated as of June 25, 2010 (Incorporated by reference to exhibit (f)(4) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.9	Sale and Contribution Agreement by and between Compass Horizon Funding Company LLC and Horizon Credit I LLC, dated as of March 4, 2008 (Incorporated by reference to exhibit (f)(5) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.10	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.11	Loan and Security Agreement by and among Horizon Credit II LLC and Wells Fargo Capital Finance, LLC, as arranger and administrative agent, dated as of July 14, 2011 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 18, 2011)

10.12	Sale and Servicing Agreement by and among Horizon Credit II LLC, Horizon Technology Finance Management LLC, U.S. Bank National Association, Wells Fargo Capital Finance, LLC and the Company dated as of July 14, 2011 (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on July 18, 2011)

10.13	Form of Indenture (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form N-2, File No. 333-178516, filed on December 15, 2011)

10.14	Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.14 of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

10.15	First Supplemental Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.15 of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

10.16	Form of 7.375% Senior Notes due 2019 (included as part of Exhibit 10.16)

10.17	Loan and Security Agreement, dated as of August 23, 2012, by and among Horizon Credit III LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Fortress Credit Co LLC, as the administrative agent. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2012)

10.18	Sale and Servicing Agreement, dated August 23, 2012, by and among Horizon Credit III LLC, as the buyer, Horizon Technology Finance Corporation, as the originator, Horizon Technology Finance Management LLC, as the servicer, U.S. Bank National Association, as the collateral custodian and back-up servicer, and Fortress Credit Co LLC, as the agent. (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on August 23, 2012)

11.1*	Computation of per share earnings (included in the notes to the audited financial statements included in this report)

14.1	Code of Ethics of the Company (Incorporated by reference to exhibit (r)(1) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

14.2	Code of Ethics of the Advisor (Incorporated by reference to exhibit (r)(2) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

21*	List of Subsidiaries

24	Power of Attorney (included on signature page hereto)

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Privacy Policy of the Company

*	Filed herewith

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

Date: March 12, 2013

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors
Robert D. Pomeroy, Jr.	and Chief Executive Officer (Principal Executive Officer)	March 12, 2013

/s/ Christopher M. Mathieu	Chief Financial Officer and
Christopher M. Mathieu	Treasurer (Principal Financial and Accounting Officer)	March 12, 2013

/s/ Gerald A. Michaud
Gerald A. Michaud	President and Director	March 12, 2013

/s/ James J. Bottiglieri
James J. Bottiglieri	Director	March 12, 2013

/s/ Edmund V. Mahoney
Edmund V. Mahoney	Director	March 12, 2013

/s/ Elaine A. Sarsynski
Elaine A. Sarsynski	Director	March 12, 2013

/s/ Christopher B. Woodward
Christopher B. Woodward	Director	March 12, 2013

