Form 10-Q
period 2013-03-31
Horizon Technology Finance Corp
filed 2013-05-07
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 6, 2013, the Registrant had 9,578,312 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
Assets
Non-affiliate investments at fair value (cost of $258,133 and $239,385, respectively) (Note 4)	$247,781	$228,613
Investment in money market funds	4,119	2,560
Cash	478	1,048
Interest receivable	3,513	2,811
Other assets	4,244	4,626
Total assets	$260,135	$239,658

Liabilities
Borrowings (Note 6)	$110,037	$89,020
Dividends payable	3,303	3,301
Base management fee payable (Note 3)	433	402
Incentive fee payable (Note 3)	693	855
Other accrued expenses	909	1,108
Total liabilities	115,375	94,686

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,574,445 and 9,567,225 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	10	10
Paid-in capital in excess of par	154,492	154,384
Accumulated undistributed net investment income	898	1,428
Net unrealized depreciation on investments	(10,352)	(10,772)
Net realized loss on investments	(288)	(78)
Total net assets	144,760	144,972
Total liabilities and net assets	$260,135	$239,658
Net asset value per common share	$15.12	$15.15

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	For the Three Months Ended
	March 31,
	2013	2012
Investment income
Interest income on non-affiliate investments	$7,346	$5,910
Fee income on non-affiliate investments	22	715
Total investment income	7,368	6,625
Expenses
Interest expense	1,773	675
Base management fee (Note 3)	1,241	994
Performance based incentive fee (Note 3)	693	838
Administrative fee (Note 3)	285	256
Professional fees	382	307
General and administrative	221	203
Total expenses	4,595	3,273
Net investment income	2,773	3,352
Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(210)	—
Net unrealized appreciation (depreciation) on investments	420	(813)
Net realized and unrealized gain (loss) on investments	210	(813)
Net increase in net assets resulting from operations	$2,983	$2,539
Net investment income per common share	$0.29	$0.44
Net increase in net assets per common share	$0.31	$0.33
Dividends declared per share	$0.345	$0.450
Weighted average shares outstanding	9,570,789	7,636,609

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share data)

		Common	Paid-In Capital in Excess of	Accumulated Undistributed Net Investment	Net Unrealized Depreciation on	Net Realized Gains (Losses) on	Total Net
	Shares	Stock	Par	Income	Investments	Investments	Assets
Balance at December 31, 2011	7,636,532	$8	$124,512	$4,965	$(2,659)	$3,058	$129,884
Net increase in net assets resulting from operations	—	—	—	3,352	(813)	—	2,539
Issuance of common stock under dividend reinvestment plan	3,517	—	58	—	—	—	58
Dividends declared	—	—	—	(3,436)	—	—	(3,436)
Balance at March 31, 2012	7,640,049	$8	$124,570	$4,881	$(3,472)	$3,058	$129,045

Balance at December 31, 2012	9,567,225	$10	$154,384	$1,428	$(10,772)	$(78)	$144,972
Net increase in net assets resulting from operations	—	—	—	2,773	420	(210)	2,983
Issuance of common stock under dividend reinvestment plan	7,220	—	108	—	—	—	108
Dividends declared	—	—	—	(3,303)	—	—	(3,303)
Balance at March 31, 2013	9,574,445	$10	$154,492	$898	$(10,352)	$(288)	$144,760

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,983	$2,539
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	183	51
Net realized loss on investments	18	—
Net unrealized (appreciation) depreciation on investments	(420)	813
Purchase of investments	(28,500)	(12,961)
Principal payments received on investments	9,962	23,325
Changes in assets and liabilities:
Net increase in investments in money market funds	(1,559)	(9,426)
(Increase) decrease in interest receivable	(88)	712
Increase in end-of-term payments	(614)	(229)
Decrease in unearned loan income	(228)	(460)
Increase in other assets	199	40
Decrease in other accrued expenses	(199)	(577)
Increase in base management fee payable	31	265
Decrease in incentive fee payable	(162)	(928)
Net cash (used in) provided by operating activities	(18,394)	3,164

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	30,000
Dividends paid	(3,193)	(3,378)
Net increase (decrease) in Credit Facilities	21,017	(24,335)
Debt issuance costs	—	(1,052)
Net cash provided by financing activities	17,824	1,235
Net (decrease) increase in cash	(570)	4,399

Cash:
Beginning of period	1,048	1,298
End of period	$478	$5,697
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,517	$581
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$172	$185
Dividends Payable	$3,303	$—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Debt Investments — 164.9% (9)
Debt Investments — Life Science — 41.4% (9)
ACT Biotech Corporation (8)	Biotechnology	Term Loan (13.10% cash, 8.00% ETP, Due 9/1/14)	$3,947	$3,905	$2,811
Ambit Biosciences Corporation (2)	Biotechnology	Term Loan (12.25% cash, 3.00% ETP, Due 10/1/13)	1,568	1,564	1,564
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (9.41% cash, 5.50% ETP, Due 4/1/15)	2,412	2,391	2,391
		Term Loan (9.67% cash, 5.50% ETP, Due 4/1/15)	1,932	1,908	1,908
		Term Loan (9.47% cash, 5.50% ETP, Due 4/1/15)	3,397	3,354	3,354
Celsion Corporation (2)(5)	Biotechnology	Term Loan (11.75% cash, Due 10/1/15)	2,500	2,482	2,482
N30 Pharmaceuticals, LLC (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	1,458	1,442	1,442
		Term Loan (11.25% cash, 3.00% ETP, Due 7/1/15)	2,500	2,458	2,458
Sample6 Technologies, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	2,500	2,460	2,460
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	1,944	1,931	1,931
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	2,917	2,842	2,842
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 8/1/14)	1,800	1,792	1,792
		Term Loan (11.00% cash, 2.50% ETP, Due 1/1/15)	5,316	5,280	5,280
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	918	915	915
		Term Loan (12.50% cash, Due 8/1/15)	1,444	1,440	1,440
		Term Loan (12.50% cash, Due 10/1/15)	250	249	249
Direct Flow Medical, Inc. (2)	Medical Device	Term Loan (11.00% cash, 3.00% ETP, Due 7/1/16)	5,000	4,899	4,899
		Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	2,500	2,444	2,444
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,714	1,660	1,660
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	1,143	1,123	1,123
OraMetrix, Inc. (2)	Medical Device	Term Loan (11.50% cash, 3.00% ETP, Due 4/1/14)	2,003	1,990	1,990
		Revolver (11.50% (Prime + 8.25%) cash, Due 12/1/15)	2,000	1,970	1,970
PixelOptics, Inc. (2)	Medical Device	Term Loan (10.75% cash, 3.00% ETP, Due 11/1/14)	6,959	6,933	6,933
Tengion, Inc. (2)(5)	Medical Device	Term Loan (13.00% cash, Due 5/1/14)	3,660	3,587	3,587
Total Debt Investments — Life Science				61,019	59,925
Debt Investments — Technology — 81.2% (9)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	3,758	3,630	3,630
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 12/1/15)	3,333	3,296	3,296
		Term Loan (10.25% cash, 8.00% ETP, Due 3/1/16)	1,667	1,645	1,645
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.14% ETP, Due 1/1/16)	3,500	3,452	3,452
		Term Loan (11.00% cash, 2.14% ETP, Due 1/1/16)	3,500	3,452	3,452
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, Due 12/1/14)	7,294	7,228	7,228
		Term Loan (11.50% cash, Due 7/1/15)	1,844	1,860	1,860
Grab Networks, Inc. (2)	Internet and Media	Term Loan (12.00% cash, Due 1/1/16)	2,500	2,404	2,404
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	2,000	1,979	1,979
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	500	495	495
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	5,000	4,918	4,918
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,160	4,160
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,160	4,160
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	3,500	3,484	3,484
		Term Loan (11.45% cash, Due 10/1/15)	3,500	3,484	3,484
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	4,000	3,907	3,907
Fiberlink Communications Corporation (2)	Software	Term Loan (11.50% cash, 5.00% ETP, Due 7/1/16)	5,000	4,925	4,925
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,925	3,925
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,925	3,925
Lotame Solutions, Inc.	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,941	3,941
Netuitive, Inc. (2)	Software	Term Loan (11.75% cash, Due 1/1/16)	3,000	2,948	2,948
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	5,000	4,907	4,907
Seapass Solutions, Inc. (2)	Software	Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	5,000	4,940	4,940
		Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	5,000	4,940	4,940
StreamBase Systems, Inc. (2)	Software	Term Loan (12.51% cash, Due 3/1/14)	1,164	1,095	1,095
		Term Loan (12.50% cash, Due 10/1/14)	512	509	509
		Term Loan (12.50% cash, Due 3/1/16)	1,490	1,470	1,470
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	7,500	7,225	7,225
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 5.00% ETP, Due 6/1/16)	3,000	2,954	2,954
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	1,000	961	961

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Aquion Energy, Inc. (2)	Power Management	Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	3,333	3,315	3,315
		Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	3,333	3,315	3,315
		Term Loan (10.25% cash, 4.00% ETP, Due 6/1/16)	3,333	3,312	3,312
Xtreme Power, Inc. (2)	Power Management	Term Loan (10.75% cash, 3.50% ETP, Due 5/1/16)	6,000	5,919	5,387
Total Debt Investments — Technology				118,080	117,548
Debt Investments — Cleantech — 19.2% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,500	2,477	2,477
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,500	2,477	2,477
		Term Loan (10.25% cash, Due 10/1/16)	5,000	4,933	4,933
Semprius, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	3,750	3,717	3,717
Cereplast, Inc. (5)(8)	Waste Recycling	Term Loan (12.00% cash, Due 8/1/14)	1,411	1,308	1,094
		Term Loan (12.00% cash, Due 8/1/14)	1,514	1,495	1,250
		Term Loan (15.00% cash, Due 8/1/13)	56	56	47
		Term Loan (15.00% cash, Due 8/1/13)	94	94	78
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	1,883	1,873	1,873
Satcon Technology Corporation (5)(8)	Energy Efficiency	Term Loan (12.58% cash, Due 1/1/14)	5,076	5,011	—
Solarbridge Technologies, Inc. (2)	Energy Efficiency	Term Loan (11.65% cash, Due 4/1/16)	7,000	6,848	6,065
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (11.00% cash, Due 8/1/14)	2,214	2,199	2,199
		Revolver (10.75% (Prime + 7.50%) cash, Due 1/1/14)	1,698	1,675	1,675
Total Debt Investments — Cleantech				34,163	27,885
Debt Investments — Healthcare information and services — 23.1% (9)
Accumetrics, Inc. (2)	Diagnostics	Term Loan (10.90% cash, 5.00% ETP, Due 6/1/16)	4,000	3,870	3,870
BioScale, Inc. (2)	Diagnostics	Term Loan (11.51% cash, Due 1/1/14)	2,223	2,216	2,216
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% (Prime + 8.00%) cash, Due 10/1/15)	14,000	13,869	13,869
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 4/1/15)	2,000	1,943	1,943
		Term Loan (11.00% cash, 3.00% ETP, Due 1/1/17)	2,500	2,463	2,463
Singulex, Inc.	Other Healthcare	Term Loan (11.00% cash, 3.00% ETP, Due 3/1/14)	1,299	1,293	1,293
		Term Loan (11.00% cash, 3.00% ETP, Due 3/1/14)	866	863	863
Watermark Medical, Inc.	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,437	3,437
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,437	3,437
Total Debt Investments — Healthcare information and services				33,391	33,391
Total Debt Investments				246,653	238,749
Warrant Investments — 4.2% (9)
Warrants — Life Science — 1.2% (9)
ACT Biotech Corporation	Biotechnology	1,521,782 Preferred Stock Warrants	—	83	—
Ambit Biosciences, Inc. (2)	Biotechnology	1,075,083 Preferred Stock Warrants	—	143	116
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	84,583 Common Stock Warrants	—	93	95
Celsion Corporation (2)(5)	Biotechnology	25,685 Common Stock Warrants	—	15	—
N30 Pharmaceuticals, LLC (2)	Biotechnology	214,200 Preferred Stock Warrants	—	122	252
Novalar Pharmaceuticals, Inc.	Biotechnology	84,845 Preferred Stock Warrants	—	69	—
Revance Therapeutics, Inc.	Biotechnology	687,091 Preferred Stock Warrants	—	223	552
Sample6 Technologies, Inc. (2)	Biotechnology	200,582 Preferred Stock Warrants	—	27	28
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	116,203 Common Stock Warrants	—	83	390
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	94	61
Tranzyme, Inc. (2)(5)	Biotechnology	77,902 Common Stock Warrants	—	6	—
Direct Flow Medical, Inc. (2)	Medical Device	176,922 Preferred Stock Warrants	—	144	134
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
Mitralign, Inc. (2)	Medical Device	295,238 Common Stock Warrants	—	49	43
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
PixelOptics, Inc. (2)	Medical Device	381,612 Preferred Stock Warrants	—	96	35
Tengion, Inc. (2)(5)	Medical Device	1,708,273 Common Stock Warrants	—	124	79
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,809	1,785

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Warrants — Technology — 2.0% (9)
OpenPeak, Inc.	Communications	18,997 Preferred Stock Warrants	—	89	—
Everyday Health, Inc.	Consumer-related Technologies	65,674 Preferred Stock Warrants	—	69	97
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	268
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	27	78
Avalanche Technology, Inc. (2)	Semiconductors	201,835 Preferred Stock Warrants	—	45	39
Impinj, Inc.	Semi-conductor	1 Preferred Stock Warrants	—	7	—
Luxtera, Inc. (2)	Semiconductors	1,827,485 Preferred Stock Warrants	—	34	41
Newport Media, Inc. (2)	Semiconductors	188,764 Preferred Stock Warrants	—	40	40
Xtera Communications, Inc. (2)	Semiconductors	983,607 Preferred Stock Warrants	—	206	1
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	20
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	162
Grab Networks, Inc. (2)	Internet and media	1,493,681 Preferred Stock Warrants	—	194	119
Optaros, Inc. (2)	Internet and media	477,403 Preferred Stock Warrants	—	20	18
SimpleTuition, Inc. (2)	Internet and media	189,573 Preferred Stock Warrants	—	63	56
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	483
Motion Computing, Inc.	Networking	260,707 Preferred Stock Warrants	—	7	293
Clarabridge, Inc.	Software	104,503 Preferred Stock Warrants	—	28	25
Construction Software Technologies, Inc. (2)	Software	386,415 Preferred Stock Warrants	—	69	50
Courion Corporation (2)	Software	772,543 Preferred Stock Warrants	—	107	98
Decisyon, Inc. (2)	Software	314,686 Preferred Stock Warrants	—	45	45
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	121
Kontera Technologies, Inc. (2)	Software	99,476 Preferred Stock Warrants	—	101	101
Lotame Solutions, Inc.	Software	216,810 Preferred Stock Warrants	—	4	4
Netuitive, Inc. (2)	Software	748,453 Preferred Stock Warrants	—	75	60
Raydiance, Inc. (2)	Software	525,560 Preferred Stock Warrants	—	36	36
Seapass Solutions, Inc. (2)	Software	202,892 Preferred Stock Warrants	—	113	105
StreamBase Systems, Inc. (2)	Software	306,041 Preferred Stock Warrants	—	84	63
Sys-Tech Solutions, Inc. (2)	Software	375,000 Preferred Stock Warrants	—	242	254
Vidsys, Inc. (2)	Software	178,802 Preferred Stock Warrants	—	23	23
Visage Mobile, Inc. (2)	Software	1,692,047 Preferred Stock Warrants	—	20	20
Aquion Energy, Inc. (2)	Power Management	115,051 Preferred Stock Warrants	—	7	60
Xtreme Power, Inc. (2)	Power Management	182,723 Preferred Stock Warrants	—	76	68
Total Warrants — Technology				1,951	2,848
Warrants — Cleantech — 0.3% (9)
Renmatix, Inc. (2)	Alternative Energy	52,296 Preferred Stock Warrants	—	70	70
Semprius, Inc. (2)	Alternative Energy	519,981 Preferred Stock Warrants	—	25	23
Cereplast, Inc. (5)	Waste Recycling	365,000 Common Stock Warrants	—	175	2
Enphase Energy, Inc. (5)	Energy Efficiency	161,959 Common Stock Warrants	—	175	123
Satcon Technology Corporation (5)	Energy Efficiency	493,097 Common Stock Warrants	—	285	—
Solarbridge Technologies, Inc. (2)	Energy Efficiency	1,761,051 Preferred Stock Warrants	—	125	113
Tigo Energy, Inc. (2)	Energy Efficiency	190,901 Preferred Stock Warrants	—	101	72
Total Warrants — Cleantech				956	403
Warrants — Healthcare information and services — 0.7% (9)
Accumetrics, Inc. (2)	Diagnostics	1,028,571 Preferred Stock Warrants	—	107	138
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	55	46
Precision Therapeutics, Inc.	Diagnostics	561,409 Preferred Stock Warrants	—	73	142
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,943 Preferred Stock Warrants	—	378	288
Recondo Technology, Inc. (2)	Software	360,645 Preferred Stock Warrants	—	60	173
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	31
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	71
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	57
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	66	66
Total Warrants — Healthcare information and services				1,152	1,012
Total Warrants				5,868	6,048
Other Investments — 1.5% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,830	2,100
Total Other Investments				4,830	2,100

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Equity — 0.6% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	227	249
Revance Therapeutics, Inc.	Biotechnology	72,925 Preferred Stock	—	73	109
Overture Networks Inc.	Communications	386,191 Preferred Stock	—	482	526
Total Equity				782	884
Total Portfolio Investment Assets — 171.2% (9)				$258,133	$247,781
Short Term Investments — Money Market Funds — 2.8% (9)
Blackrock Liquid Fed Funds Institutional (Fund #30)				$2,997	$2,997
Fidelity Prime Money Market (Class I Fund #690)				91	91
US Bank Money Market				1,031	1,031
Total Short Term Investments — Money Market Funds				$4,119	$4,119

(1)	All of the Company’s investments are in entities which are domiciled in the United States and/or have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Credit Facilities.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of March 31, 2013.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.
(8)	Debt is on non-accrual status at March 31, 2013 and is, therefore, considered non-income producing.
(9)	Value as a percent of net assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2012

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Debt Investments — 152.0% (9)
Debt Investments — Life Science — 42.4% (9)
ACT Biotech Corporation (8)	Biotechnology	Term Loan (13.10% cash, 8.00% ETP, Due 9/1/14)	$3,947	$3,906	$2,770
Ambit Biosciences Corporation (2)	Biotechnology	Term Loan (12.25% cash, 3.00% ETP, Due 10/1/13)	2,206	2,197	2,197
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (9.41% cash, 5.50% ETP, Due 4/1/15)	2,671	2,644	2,645
		Term Loan (9.67% cash, 5.50% ETP, Due 4/1/15)	2,139	2,109	2,109
		Term Loan (9.47% cash, 5.50% ETP, Due 4/1/15)	3,762	3,708	3,708
Celsion Corporation (2)(5)	Biotechnology	Term Loan (11.75% cash, Due 10/1/15)	2,500	2,466	2,466
N30 Pharmaceuticals, LLC (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	1,679	1,657	1,657
		Term Loan (11.25% cash, 3.00% ETP, Due 7/1/15)	2,500	2,450	2,450
Revance Therapeutics, Inc.	Biotechnology	Convertible Note (8.00% ETP, Due 2/10/13)	71	71	71
Sample6 Technologies, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	2,500	2,454	2,454
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	2,000	1,984	1,984
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	3,000	2,911	2,911
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 8/1/14)	2,090	2,079	2,079
		Term Loan (11.00% cash, 2.50% ETP, Due 1/1/15)	5,962	5,915	5,915
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	918	915	915
		Term Loan (12.50% cash, Due 8/1/15)	1,444	1,439	1,439
		Term Loan (12.50% cash, Due 10/1/15)	250	249	249
Direct Flow Medical, Inc. (2)	Medical Device	Term Loan (11.00% cash, 3.00% ETP, Due 7/1/16)	5,000	4,831	4,831
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,714	1,655	1,655
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	1,143	1,119	1,119
OraMetrix, Inc. (2)	Medical Device	Term Loan (11.50% cash, 3.00% ETP, Due 4/1/14)	2,468	1,966	1,966
		Revolver (11.50% (Prime + 8.25%) cash, Due 12/1/15)	2,000	2,449	2,449
PixelOptics, Inc. (2)	Medical Device	Term Loan (10.75% cash, 3.00% ETP, Due 11/1/14)	7,900	7,865	7,865
Tengion, Inc. (2)(5)	Medical Device	Term Loan (13.00% cash, Due 5/1/14)	3,660	3,560	3,560
Total Debt Investments — Life Science				62,599	61,464
Debt Investments — Technology — 72.9% (9)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	4,000	3,866	3,866
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 12/1/15)	3,333	3,290	3,290
		Term Loan (10.25% cash, 8.00% ETP, Due 3/1/16)	1,667	1,642	1,642
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.14% ETP, Due 1/1/16)	3,500	3,445	3,445
		Term Loan (11.00% cash, 2.14% ETP, Due 1/1/16)	3,500	3,445	3,445
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, Due 12/1/14)	8,222	8,136	8,136
		Term Loan (11.50% cash, Due 7/1/15)	2,000	1,972	1,972
Grab Networks, Inc. (2)	Internet and Media	Term Loan (12.00% cash, Due 1/1/16)	2,500	2,387	2,387
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	2,000	1,976	1,976
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	500	495	495
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	5,000	4,905	4,905
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,156	4,156
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,156	4,156
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	3,500	3,481	3,481
		Term Loan (11.45% cash, Due 10/1/15)	3,500	3,481	3,481
Fiberlink Communications Corporation (2)	Software	Term Loan (11.50% cash, 5.00% ETP, Due 7/1/16)	5,000	4,920	4,920
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,917	3,917
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,917	3,917
Netuitive, Inc. (2)	Software	Term Loan (11.75% cash, Due 1/1/16)	3,000	2,939	2,939
Seapass Solutions, Inc. (2)	Software	Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	5,000	4,933	4,933
		Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	5,000	4,933	4,933
StreamBase Systems, Inc. (2)	Software	Term Loan (12.51% cash, Due 11/1/13)	1,360	1,353	1,353
		Term Loan (12.50% cash, Due 6/1/14)	558	553	553
		Term Loan (12.50% cash, Due 12/1/15)	1,500	1,477	1,477
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	7,500	7,193	7,193
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 5.00% ETP, Due 6/1/16)	3,000	2,948	2,948
Aquion Energy, Inc. (2)	Power Management	Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	3,333	3,312	3,312
		Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	3,333	3,312	3,312
		Term Loan (10.25% cash, 4.00% ETP, Due 6/1/16)	3,333	3,309	3,309
Xtreme Power, Inc. (2)	Power Management	Term Loan (10.75% cash, 3.50% ETP, Due 5/1/16)	6,000	5,859	5,859
Total Debt Investments — Technology				105,708	105,708

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2012

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	20
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	162
Grab Networks, Inc. (2)	Internet and media	1,493,681 Preferred Stock Warrants	—	194	119
Optaros, Inc. (2)	Internet and media	477,403 Preferred Stock Warrants	—	20	18
SimpleTuition, Inc. (2)	Internet and media	189,573 Preferred Stock Warrants	—	63	56
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	481
Motion Computing, Inc.	Networking	260,707 Preferred Stock Warrants	—	7	293
Clarabridge, Inc.	Software	104,503 Preferred Stock Warrants	—	28	17
Construction Software Technologies, Inc. (2)	Software	386,415 Preferred Stock Warrants	—	69	49
Courion Corporation (2)	Software	772,543 Preferred Stock Warrants	—	107	98
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	19	120
Kontera Technologies, Inc. (2)	Software	99,476 Preferred Stock Warrants	—	101	101
Netuitive, Inc. (2)	Software	748,453 Preferred Stock Warrants	—	75	61
Seapass Solutions, Inc. (2)	Software	202,892 Preferred Stock Warrants	—	113	105
StreamBase Systems, Inc. (2)	Software	306,041 Preferred Stock Warrants	—	83	63
Sys-Tech Solutions, Inc. (2)	Software	375,000 Preferred Stock Warrants	—	242	242
Vidsys, Inc. (2)	Software	178,802 Preferred Stock Warrants	—	23	23
Aquion Energy, Inc. (2)	Power Management	82,644 Preferred Stock Warrants	—	7	4
Xtreme Power, Inc. (2)	Power Management	182,723 Preferred Stock Warrants	—	76	68
Total Warrants — Technology				1,844	2,663
Warrants — Cleantech — 0.2% (9)
Renmatix, Inc. (2)	Alternative Energy	52,296 Preferred Stock Warrants	—	69	70
Semprius, Inc. (2)	Alternative Energy	519,981 Preferred Stock Warrants	—	25	27
Cereplast, Inc. (5)	Waste Recycling	365,000 Common Stock Warrants	—	175	2
Enphase Energy, Inc. (5)	Energy Efficiency	161,959 Common Stock Warrants	—	176	4
Satcon Technology Corporation (5)	Energy Efficiency	493,097 Common Stock Warrants	—	285	—
Solarbridge Technologies, Inc. (2)	Energy Efficiency	1,761,051 Preferred Stock Warrants	—	125	112
Tigo Energy, Inc. (2)	Energy Efficiency	190,901 Preferred Stock Warrants	—	101	72
Total Warrants — Cleantech				956	287
Warrants — Healthcare information and services — 0.6% (9)
Accumetrics, Inc. (2)	Diagnostics	1,028,57 Preferred Stock Warrants	—	107	107
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	55	46
Precision Therapeutics, Inc.	Diagnostics	561,409 Preferred Stock Warrants	—	73	142
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,943 Preferred Stock Warrants	—	378	288
Recondo Technology, Inc. (2)	Software	360,645 Preferred Stock Warrants	—	60	144
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	31
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	71
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	72
Total Warrants — Healthcare information and services				1,086	901
Total Warrants				5,715	5,468
Other Investments — 1.4% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019		4,880	2,100
Total Other Investments				4,880	2,100
Equity — 0.5% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		227	222
Overture Networks Inc.	Communications	386,191 Preferred Stock		482	526
Total Equity				709	748
Total Portfolio Investment Assets — 157.7% (9)				$239,385	$228,613

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2012

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Short Term Investments — Money Market Funds — 1.8% (9)
Blackrock Liquid Fed Funds Institutional (Fund #30)				$2,197	$2,197
Fidelity Prime Money Market (Class I Fund #690)				91	91
US Bank Money Market				272	272
Total Short Term Investments — Money Market Funds				$2,560	$2,560

(1)	All of the Company’s investments are in entities which are domiciled in the United States and/or have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Credit Facilities.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of December 31, 2012.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.
(8)	Debt is on non-accrual status at December 31, 2012 and is, therefore, considered non-income producing.
(9)	Value as a percent of net assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 1.  Organization

Horizon Technology Finance Corporation (the “Company”) was organized as a Delaware corporation on March 16, 2010 and is an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and capital gains the Company distributes to the stockholders. The Company primarily makes secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. Substantially all of the Company’s debt investments consisting of loans are secured by all of, or a portion of, the applicable debtor company’s tangible and intangible assets.

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as the sole equity member. Credit I is a special purpose bankruptcy remote entity and is a separate legal entity from the Company and CHF. There has been no activity in Credit I during the three months ended March 31, 2013.

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

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments made and the capital appreciation from the warrants received when making such debt investments. The Company has entered into an investment management agreement (the “Investment Management Agreement”) with Horizon Technology Finance Management LLC (“Advisor”), under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.

Note 2.  Basis of Presentation and Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. As of March 31, 2013, there were three investments on non-accrual status with an approximate cost of $11.9 million and approximate fair value of $5.3 million. As of December 31, 2012, there were three investments on non-accrual status with an approximate cost of $12.9 million and approximate fair value of $4.9 million.

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

Certain loan agreements also require the borrower to make an end-of-term payment (“ETP”), which is accrued into interest income over the life of the loan to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay all principal and interest due.

In connection with substantially all of the Company’s lending arrangements, the Company receives warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are also recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with the Company’s income recognition policy. Subsequent to loan origination, the warrants are also measured at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains on investments.

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related credit facility. The unamortized balance of debt issuance costs as of March 31, 2013 and December 31, 2012, included in other assets, was $3.5 million and $3.7 million, respectively. The accumulated amortization balances as of March 31, 2013 and December 31, 2012 was $0.7 million and $0.6 million, respectively. The amortization expense for the three months ended March 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2013 and 2012, no amount was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at March 31, 2013 and December 31, 2012. The 2011, 2010 and 2009 tax years remain subject to examination by U.S. federal and state tax authorities.

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

The Advisor’s services under the Investment Management Agreement are not exclusive to the Company, and the Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Advisor is a registered investment adviser with the U.S. Securities and Exchange Commission. The Advisor receives fees for providing services, consisting of two components, a base management fee and an incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The management fee payable at both March 31, 2013 and December 31, 2012 was $0.4 million. The base management fee expense was $1.2 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

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

The performance based incentive fee expense was $0.7 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. The incentive fee payable as of March 31, 2012 and December 31, 2012 was $0.7 million and $0.9 million, respectively. The entire incentive fee payable as of March 31, 2013 and December 31, 2012 represents part one of the incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For both the three months ended March 31, 2013 and 2012, $0.3 million was charged to operations under the Administration Agreement.

Note 4.  Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	March 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Money market funds	$4,119	$4,119	$2,560	$2,560
Non-affiliate investments
Debt	$246,653	$238,749	$228,081	$220,297
Warrants	5,868	6,048	5,715	5,468
Other Investments	4,830	2,100	4,880	2,100
Equity	782	884	709	748
Total non-affiliate investments	$258,133	$247,781	$239,385	$228,613

The following table shows the Company’s portfolio investments by industry sector:

	March 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$37,671	$37,171	$40,358	$39,569
Medical Device	25,457	24,897	24,296	23,733
Technology
Consumer-Related Technologies	119	443	118	445
Networking	46	776	46	774
Software	68,827	68,865	55,220	55,237
Data Storage	4,852	2,120	4,901	2,121
Internet and Media	10,089	10,151	10,056	10,118
Communications	571	526	571	526
Semiconductors	24,895	24,684	26,128	25,913
Power Management	15,944	15,457	15,875	15,864
Cleantech
Energy Efficiency	18,292	12,120	18,914	13,138
Waste Recycling	3,128	2,471	3,744	2,199
Alternative Energy	13,699	13,697	8,680	8,683
Healthcare Information and Services
Diagnostics	20,568	20,569	21,952	21,921
Other Healthcare Related Services	9,509	9,255	3,067	2,829
Software	4,466	4,579	5,459	5,543
Total non-affiliate investments	$258,133	$247,781	$239,385	$228,613

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

Debt Investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At both March 31, 2013 and December 31, 2012, the discount rates used ranged from 9% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

Under certain circumstances, the Company may use an alternative technique to value debt investments that better reflects its fair value such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Warrant Investments:  The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on guideline publicly traded companies within indices similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value investment.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. Significant increases (decreases) in this unobservable input would result in significantly lower (higher) fair value measurement.

•	Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated time to exit of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input would result in significantly higher (lower) fair value measurement.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of investments as of March 31, 2013 and December 31, 2012. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements:

March 31, 2013
	Fair	Valuation Techniques/	Unobservable
Investment Type	Value	Methodologies	Input	Range
Debt investments	$238,749	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% - 25%
		Multiple Probability Weighted Cash	Discount Rate	25%
		Flow Model	Probability Weighting	10% - 60%

Warrant investments	5,378	Black-Scholes Valuation Model	Price per share	$0.0 – 45.84
			Average Industry Volatility	21%
			Marketability Discount	20%
			Estimated Time to Exit	1 to 10 years

Other investments	2,100	Multiple Probability Weighted Cash	Discount Rate	25%
		Flow Model	Probability Weighting	10% - 45%

Equity investments	635	Market Comparable Companies	Revenue Multiple	1.5x – 2.0x
Total Level 3 investments	$246,862

December 31, 2012
	Fair	Valuation Techniques/	Unobservable
Investment Type	Value	Methodologies	Input	Range
Debt investments	$220,297	Discounted Expected Future Cash Flows	Hypothetical Market Yield	8% - 25%
		Multiple Probability Weighted Cash	Discount Rate	25%
		Flow Model	Probability Weighting	10% - 60%

Warrant investments	4,914	Black-Scholes Valuation Model	Price per share	$0.0 - 9.56
			Average Industry Volatility	21%
			Marketability Discount	20%
			Estimated Time to Exit	1 to 10 years

Other investments	2,100	Multiple Probability Weighted Cash	Discount Rate	25%
		Flow Model	Probability Weighting	10% - 45%

Equity investments	526	Market Comparable Companies	Revenue Multiple	1.5x – 2.0x
Total Level 3 investments	$227,837

Borrowings:  The carrying amount of borrowings under the Credit Facilities approximates fair value due to the variable interest rate of the Credit Facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate Senior Notes (See Note 6) is based on the closing public share price on the date of measurement. At March 31, 2013, the Senior Notes were trading on the New York Stock Exchange for $26.00 per note, or $34.3 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$4,119	$—	$4,119	$—
Debt investments	$238,749	$—	$—	$238,749
Warrant investments	$6,048	$—	$670	$5,378
Other investments	$2,100	$—	$—	$2,100
Equity investments	$884	$249	$—	$635

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$2,560	$—	$2,560	$—
Debt investments	$220,297	$—	$—	$220,297
Warrant investments	$5,468	$—	$554	$4,914
Other investments	$2,100	$—	$—	$2,100
Equity investments	$748	$222	$—	$526

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets:

	Three Months Ended March 31, 2013
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$220,297	$4,914	$526	$2,100	$227,837
Purchase of investments	28,500	—	—	—	28,500
Warrants and equity received and classified as Level 3	—	172	—	—	172
Principal payments received on investments	(9,962)	—	—	—	(9,962)
Unrealized (depreciation) appreciation included in earnings	(70)	292	36	—	258
Transfer from debt to equity investments	(73)	—	73	—	—
Other	57	—	—	—	57
Level 3 assets, end of period	$238,749	$5,378	$635	$2,100	$246,862

The Company’s transfers between levels are recognized at the end of the reporting period. During the three months ended March 31, 2013, there were no transfers between levels.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

	Three Months Ended March 31, 2012
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

During the three months ended March 31, 2012, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in one portfolio company, with a value of $0.1 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the three months ended March 31, 2012. Because the fair value of the portfolio company’s warrants held are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of March 31, 2012.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2013 includes $0.1 million unrealized depreciation on loans, $0.3 million unrealized appreciation on warrants and $0.04 million unrealized appreciation on equity.

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

As of March 31, 2013 and December 31, 2012, the recorded book balances equaled fair values of all the Company’s financial instruments, except for the Company’s Senior Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 6.  Borrowings

A summary of the Company’s borrowings as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013
	Total Commitment	Balance Outstanding	Unused Commitment
Wells Facility	$75,000	$67,037	$7,963
Fortress Facility	75,000	10,000	65,000
Senior Notes	33,000	33,000	—
Total	$183,000	$110,037	$72,963

	December 31, 2012
	Total Commitment	Balance Outstanding	Unused Commitment
Wells Facility	$75,000	$46,020	$28,980
Fortress Facility	75,000	10,000	65,000
Senior Notes	33,000	33,000	—
Total	$183,000	$89,020	$93,980

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of March 31, 2013, the asset coverage for borrowed amounts was 225%.

The Company entered into a revolving credit facility (the “Wells Facility”) with Wells Fargo Capital Finance, LLC (“Wells”) effective July 14, 2011. The Wells Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $75 million commitment provided by Wells. The Wells Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Wells Facility has a three-year revolving term followed by a three-year amortization period and matures on July 14, 2017. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The rate at both March 31, 2013 and December 31, 2012 was 5.0%, and the average rate for the three months ended March 31, 2013 and 2012 was 5.0%. The average amounts of borrowings were approximately $49.7 million and $17.0 million for the three months ended March 31, 2013 and 2012, respectively.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019, and, on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “Senior Notes”). The Senior Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Senior Notes are the Company’s direct unsecured obligations and rank (i) pari passu with the Company’s future senior unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Senior Notes; (iii) effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2013, the Company was in material compliance with the terms of the Senior Notes. The Senior Notes are listed on the New York Stock Exchange under the symbol “HTF.”

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The Company entered into a term loan credit facility (the “Fortress Facility”) with Fortress Credit Co LLC (“Fortress”) effective August 23, 2012. The Fortress Facility is collateralized by all loans and warrants held by Credit III. The Fortress Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, has a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility requires the payment of an unused line fee of 1.00% annually beginning October 1, 2012 and has an effective advance rate of approximately 66% against eligible loans. The Fortress Facility generally bears interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The rate at both March 31, 2013 and December 31, 2012 was 7.00%, and the average rate for the three months ended March 31, 2013 was 7.00%. The average amount of borrowings was approximately $10.0 million for the three months ended March 31, 2013.

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

The balance of unfunded commitments to extend credit was approximately $12.6 million and $24.6 million as of March 31, 2013 and December 31, 2012, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 8.  Concentrations of Credit Risk

The Company’s debt investments consist primarily of loans to development-stage companies at various stages of development in the technology, life science, healthcare information and services and cleantech industries. Many of these companies may have relatively limited operating histories and also may experience variation in operating results. Many of these companies conduct business in regulated industries and could be affected by changes in government regulations. Most of the Company’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements, and in many instances, to service the interest and principal payments on the loans.

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented approximately 21% and 23% of total loans outstanding as of March 31, 2013 and December 31, 2012, respectively. No single loan represents more than 10% of the total loans as of March 31, 2013 and December 31, 2012. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 23% and 29% of total interest income and fee income on investments for the three months ended March 31, 2013 and 2012, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution activity since inception:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
Three Months Ended March 31, 2013
3/8/13	5/20/13	6/16/13	$0.115	$—	—	$—
3/8/13	4/18/13	5/15/13	$0.115	$—	—	$—
3/8/13	3/20/13	4/15/13	$0.115	$1,046	3,867	$55
			$0.345	$1,046	3,867	$55
Year Ended December 31, 2012
11/27/12	2/21/13	3/15/13	$0.115	$1,050	3,392	$50
11/27/12	1/18/13	2/15/13	$0.115	$1,087	898	$14
11/27/12	12/20/12	1/15/13	$0.115	$1,056	2,930	$44
11/2/12	11/16/12	11/30/12	$0.450	$4,243	4,269	$61
8/7/12	8/17/12	8/31/12	$0.450	$4,105	11,608	$193
5/3/12	5/17/12	5/31/12	$0.450	$3,402	2,299	$37
3/12/12	3/23/12	3/30/12	$0.450	$3,378	3,517	$58
			$2.145	$18,321	28,913	$457
Year Ended December 31, 2011
11/8/11	11/23/11	11/30/11	$0.450	$3,281	9,814	$151
8/9/11	8/23/11	8/30/11	$0.400	$2,836	13,193	$209
5/10/11	5/19/11	5/26/11	$0.330	$2,190	20,104	$316
			$1.180	$8,307	43,111	$676
Year Ended December 31, 2010
12/15/10	12/28/10	12/31/10	$0.220	$1,097	38,297	$565

On May 3, 2013, the Board declared monthly dividends payable as set forth in the table below.

Record Dates	Payment Date	Dividends Declared
August 19, 2013	September 16, 2013	$0.115
July 17, 2013	August 15, 2013	$0.115
June 20, 2013	July 15, 2013	$0.115

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10.  Financial Highlights

The financial highlights for the Company are as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012

Per share data:
Net asset value at beginning of period	$15.15		$17.01
Net investment income	0.29		0.44
Realized loss on investments	(0.02)		—
Unrealized appreciation (depreciation) on investments	0.04		(0.11)
Net increase in net assets resulting from operations	0.31		0.33
Dividends declared	(0.35)		(0.45)
Issuance of common stock under dividend reinvestment plan	0.01		—
Net asset value at end of period	$15.12		$16.89
Per share market value, end of period	$14.61		$16.61
Total return based on a market value	0.2	%(1)	4.5	%(1)
Shares outstanding at end of period	9,574,445		7,640,049
Ratios to average net assets:
Expenses without incentive fees	10.8	%(2)	7.5	%(2)
Incentive fees	1.9	%(2)	2.6	%(2)
Total expenses	12.7	%(2)	10.1	%(2)
Net investment income with incentive fees	9.6	%(2)	10.4	%(2)
Average net asset value	$144,866		$129,465
Average debt per share	9.68		8.57
Portfolio turnover ratio	12.38%		7.55%

____________

(1)	The total return for the three months ended March 31, 2013 and 2012, equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.
(2)	Annualized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, except where the context suggests otherwise, the terms “we,” “us,” “our” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation and its consolidated subsidiaries. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Amounts are stated in thousands, except shares and per share data and where otherwise noted.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing loans and warrants;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Management LLC, or the Advisor;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	our regulatory structure and tax status;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	our ability to cause a subsidiary to become a licensed Small Business Investment Company (“SBIC”);

•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us;

•	the ability of our Advisor to attract and retain highly talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K, or Form 10-K, and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this quarterly report on Form 10-Q, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, or the SEC, including, reports on Form 10-Q and current reports on Form 8-K and Form 10-K.

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

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing.

Compass Horizon Funding Company LLC, or Compass Horizon, our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

Our investment activities are managed by the Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of us. Under an investment management agreement, or the Investment Management Agreement, we have agreed to pay the Advisor a base management fee and an incentive fee for its advisory services to us. We have also entered into an administration agreement, or the Administration Agreement, with the Advisor under which we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement.

Portfolio Composition and Investment Activity

The following table shows our portfolio by asset class as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	# of Investments	Fair Value	Percentage of Total Portfolio	# of Investments	Fair Value	Percentage of Total Portfolio
Term loans	46	$221,262	89.3%	41	$200,685	87.8%
Revolving loans	3	17,487	7.1%	4	19,612	8.6%
Total loans	49	238,749	96.4%	45	220,297	96.4%
Warrants	66	6,048	2.4%	62	5,468	2.4%
Other investments	1	2,100	0.8%	1	2,100	0.9%
Equity	3	884	0.4%	2	748	0.3%
Total		$247,781	100.0%		$228,613	100.0%

Total portfolio investment activity as of and for the three months ended March 31, 2013 and 2012 was as follows:

	For the three months Ended March 31,
	2013	2012
Beginning portfolio	$228,613	$178,013
New loan funding	28,500	31,700
Less refinanced balances and participation	—	(18,739)
Net new loan funding	28,500	12,961
Principal payments received on investments	(9,962)	(9,120)
Early pay-offs	—	(14,205)
Accretion of loan fees	548	642
New loan fees	(320)	(182)
New equity	73	—
Net realized loss on investments	(18)	—
Net appreciation (depreciation) on investments	420	(813)
Other	(73)	—
Ending Portfolio	$247,781	$167,296

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our loan portfolio by industry sector as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Loans at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Portfolio
Life Science
Biotechnology	$35,319	14.8%	$38,018	17.3%
Medical Device	24,606	10.3%	23,446	10.6%
Technology
Software	67,860	28.4%	54,358	24.7%
Internet and Media	9,796	4.1%	9,763	4.4%
Semiconductors	24,563	10.3%	25,795	11.7%
Power Management	15,329	6.4%	15,792	7.2%
Cleantech
Energy Efficiency	11,812	5.0%	12,950	5.9%
Waste Recycling	2,469	1.0%	2,197	1.0%
Alternative Energy	13,604	5.7%	8,586	3.9%
Healthcare Information and Services
Diagnostics	19,955	8.4%	21,340	9.7%
Other Healthcare Related Services	9,030	3.8%	2,655	1.2%
Software	4,406	1.8%	5,397	2.4%
Total	$238,749	100.0%	$220,297	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 21% and 23% of total loans outstanding as of March 31, 2013 and December 31, 2012, respectively. No single loan represented more than 10% of our total loans as of March 31, 2013 and December 31, 2012.

Loan Portfolio Asset Quality

We use a credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and while no loss is currently anticipated for a 2 rated loan, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and increased risk. The following table shows the classification of our loan portfolio by credit rating as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Loans at Fair Value	Percentage of Loan Portfolio	Loans at Fair Value	Percentage of Loan Portfolio

Credit Rating
4	$33,696	14.1%	$30,818	14.0%
3	180,859	75.8%	181,019	82.2%
2	18,914	7.9%	3,560	1.6%
1	5,280	2.2%	4,900	2.2%
Total	$238,749	100.0%	$220,297	100.0%

As of March 31, 2013 and December 31, 2012, our loan portfolio had a weighted average credit rating of 3.1 and 3.2, respectively. As of March 31, 2013, there were four investments with a credit rating of 2. As of December 31, 2012, there was one investment with a credit rating of 2. As of both March 31, 2013 and December 31, 2012, there were three investments with a credit rating of 1, all of which were on non-accrual status.

Consolidated Results of Operations

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

Consolidated operating results for the three months ended March 31, 2013 and 2012 are as follows:

	For the three Months Ended
	March 31,
	2013	2012
Total investment income	$7,368	$6,625
Total expenses	4,595	3,273
Net investment income	2,773	3,352
Net realized loss on investments	(210)	—
Net unrealized appreciation (depreciation) on investments	420	(813)
Net increase in net assets resulting from operations	$2,983	$2,539
Average investments, at fair value	$230,291	$171,592
Average debt outstanding	$92,665	$65,469

Net increase in net asset resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased by $0.7 million, or 11.2%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. For the three months ended March 31, 2013, total investment income consisted primarily of $7.3 million in interest income from investments, which included $1.2 million in income from the accretion of origination fees and ETPs. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio offset by lower fee income, as we had no prepayments in the quarter.

For the three months ended March 31, 2012, total investment income consisted primarily of $5.9 million in interest income from investments, which included $1.1 million in income from the accretion of origination fees and ETPs. Fee income of $0.7 million was primarily earned from prepayment fees collected from our portfolio companies as we experienced early payoffs and refinances of approximately $27.6 million.

For the three months ended March 31, 2013 and 2012, our dollar-weighted average annualized yield on average debt investments was approximately 12.8% and 15.4%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 23% and 29% of investment income for the three months ended March 31, 2013, and 2012, respectively.

As of March 31, 2013 and December 31, 2012, interest receivable was $3.5 million and $2.8 million, respectively, which represents accreted ETPs and one month of accrued interest income on substantially all of our loans.

Expenses

Total expenses increased by $1.3 million, or 40.4%, to $4.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees, interest expense and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense the for three months ended March 31, 2013, which includes the amortization of debt issuance costs, increased primarily due to an increase in our average debt outstanding, as well as an increase borrowing cost associated with our Fortress Facility and our Senior Notes.

Management fee expense for the three months ended March 31, 2013 increased compared to the three months ended March 31, 2012 as a result of an increase in average gross assets.

Performance based incentive fees for the three months ended March 31, 2013 decreased compared to the three months ended March 31, 2012 due to lower pre-incentive fee net investment income in the three months ended March 31, 2013. The incentive fees for the three months ended March 31, 2013 and 2012 were approximately $0.7 million and $0.8 million, respectively, and consisted entirely of incentive fees payable on pre-incentive fee net investment income.

Administrative fee expense for the three months ended March 31, 2013 remained flat compared to the three months ended March 31, 2012.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the three months ended March 31, 2013 remained flat compared to the three months ended March 31, 2012.

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

During the three months ended March 31, 2013, we recognized realized losses totaling approximately $0.2 million primarily in connection with the disposal of a portfolio company’s warrants. During the three months ended March 31, 2012, no realized gains were recognized.

During the three months ended March 31, 2013, net unrealized appreciation on investments totaled approximately $0.4 million which was primarily due to the change in fair values of our investment portfolio during the period. During the three months ended March 31, 2012, net unrealized depreciation on investments totaled approximately $0.8 million which was primarily due to $1.2 million of net unrealized depreciation on six debt investments partially offset by unrealized appreciation on our warrant and equity investments.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, we had cash and investments in money market funds of $4.6 million and $3.6 million, respectively. These amounts are available to fund new investments, reduce borrowings under a revolving credit facility with Wells Fargo Capital Finance, LLC, or the Wells Facility, and a term loan credit facility with Fortress Credit Co LLC, or the Fortress Facility, pay operating expenses and pay dividends. In this quarterly report on Form 10-Q, we refer to the Wells Facility and the Fortress Facility, collectively, as the “Credit Facilities.” Our primary sources of capital have been from our private and public common stock offerings, use of our Credit Facilities and issuance of our 7.375% senior unsecured notes due in 2019, or the Senior Notes.

As of March 31, 2013, the outstanding principal balance under the Wells Facility was $67.0 million. As of March 31, 2013, we had available borrowing capacity of approximately $8.0 million under our Wells Facility, subject to existing terms and advance rates.

As of March 31, 2013, the outstanding principal balance under the Fortress Facility was $10.0 million. As of March 31, 2013, we had available borrowing capacity of approximately $65.0 million under our Fortress Facility, subject to existing terms and advance rates.

Our operating activities used cash of $18.4 million for the three months ended March 31, 2013, and our financing activities provided cash of $17.8 million for the same period. Our operating activities used cash primarily for investing in portfolio companies, net of principal payments received. Our financing activities provided cash primarily from advances on our Wells Facility offset by our dividends paid in the first quarter.

Our operating activities provided cash of $3.2 million for the three months ended March 31, 2012 and our financing activities provided cash of $1.2 million for the same period. Our operating activities provided cash primarily from normal amortization and prepayments of our debt investments. Our financing activity provided cash primarily from our issuance of our Senior Notes offset by payments made on our Credit Facilities and our dividends paid in the first quarter.

Our primary use of available funds is to make investments in portfolio companies and for general corporate purposes. We expect to raise additional equity and debt capital opportunistically as needed, and subject to market conditions, to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

In order to satisfy the Code requirements applicable to a RIC, we distribute to our stockholders all or substantially all of our income except for certain net capital gains. In addition, as a BDC, we are required to meet a coverage ratio of 200%. This requirement limits the amount that we may borrow.

We believe that our current cash and investments in money market funds, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current Borrowings

A summary of our borrowings as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013
	Total Commitment	Balance Outstanding	Unused Commitment
Wells Facility	$75,000	$67,037	$7,963
Fortress Facility	75,000	10,000	65,000
Senior Notes	33,000	33,000	—
Total	$183,000	$110,037	$72,963

	December 31, 2012
	Total Commitment	Balance Outstanding	Unused Commitment
Wells Facility	$75,000	$46,020	$28,980
Fortress Facility	75,000	10,000	65,000
Senior Notes	33,000	33,000	—
Total	$183,000	$89,020	$93,980

We, through our wholly owned subsidiary, Horizon Credit II LLC, or Credit II, entered into the Wells Facility on July 14, 2011. The interest rate is based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The interest rate was 5.00% as of March 31, 2013 and December 31, 2012.

We may request advances under the Wells Facility through July 14, 2014, or the Revolving Period. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Wells Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Wells Facility, particularly the condition that the principal balance of the Wells Facility does not exceed fifty percent (50%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Wells Facility are due and payable on July 14, 2017.

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

On March 23, 2012, we issued and sold $30 million aggregate principal amount of Senior Notes, and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $3 million of such notes. The Senior Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The Senior Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Senior Notes are our direct, unsecured obligations and rank (1) equally in right of payment with our future senior unsecured indebtedness; (2) senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the Senior Notes; (3) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2013, we were in material compliance with the terms of the Senior Notes. The Senior Notes are listed on the New York Stock Exchange under the symbol “HTF”.

We, through our wholly owned subsidiary Horizon Credit III LLC, or Credit III, entered into the Fortress Facility on August 23, 2012. The interest rate on the Fortress Facility is based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The interest rate was 7.00% as of March 31, 2013 and December 31, 2012.

We may request advances under the Fortress Facility through August 23, 2016, or the Draw Period. After the Draw Period, we may not request new advances and we must repay the outstanding advances under the Fortress Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Fortress Facility, particularly the condition that the principal balance of the Fortress Facility does not exceed approximately sixty-six percent (66%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Fortress Facility are due and payable on August 23, 2017.

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

As of March 31, 2013 and December 31, 2012, other assets were $4.2 million and $4.6 million, respectively, which were primarily, comprised of debt issuance costs.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2013 is as follows:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3-5 Years	After 5 years
Borrowings	$110,037	$20,425	$56,612	$—	$33,000
Unfunded commitments	12,643	10,643	2,000	—	—
Total	$122,680	$31,068	$58,612	$—	$33,000

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2013, we had unfunded commitments of approximately $12.6 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Management Agreement with our Advisor. Mr. Robert D. Pomeroy Jr., Chairman of the Board and our Chief Executive Officer, is a manager of the Advisor, and Mr. Gerald A. Michaud, President and Director is a manager of our Advisor.

•	Our Advisor provides us with the office facilities and administrative services necessary to conduct day-to day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with the predecessor of the Advisor, pursuant to which it has granted us a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

Our Advisor may manage other investment vehicles with the same investment strategy as us, which we refer to in this report as “Advisor Funds.” Our Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates may be precluded from co-investing in such investments. Accordingly, we may apply for exemptive relief which would permit us to co-invest subject to certain conditions, including approval of such investments by both a majority of our directors who have no financial interest in such transaction and a majority of directors who are not interested directors as defined in the 1940 Act.

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

In connection with substantially all of our lending arrangements, we receive warrants to purchase shares of stock from the borrower. We record the warrants as assets at estimated fair value on the grant date using the Black-Scholes valuation model. We consider the warrants loan fees and also record as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with our income recognition policy. Subsequent to loan origination, we also measure the warrants at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on warrants. Gains from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains on warrants.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2013 and December 31, 2012.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2013 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2013 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: May 7, 2013	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: May 7, 2013	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer

