Form 10-Q
period 2013-06-30
Horizon Technology Finance Corp
filed 2013-08-06
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ ..

As of August 6, 2013, the Registrant had 9,582,637 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
Assets
Non-affiliate investments at fair value (cost of $259,605 and $239,385, respectively) (Note 4)	$246,861	$228,613
Investment in money market funds	2,800	2,560
Cash	21,871	1,048
Interest receivable	3,867	2,811
Other assets	6,322	4,626
Total assets	$281,721	$239,658

Liabilities
Borrowings (Note 6)	$133,000	$89,020
Dividends payable	3,305	3,301
Base management fee payable (Note 3)	470	402
Incentive fee payable (Note 3)	900	855
Other accrued expenses	1,359	1,108
Total liabilities	139,034	94,686

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,580,446 and 9,567,225 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	10	10
Paid-in capital in excess of par	154,577	154,384
Accumulated undistributed net investment income	1,194	1,428
Net unrealized depreciation on investments	(12,744)	(10,772)
Net realized loss on investments	(350)	(78)
Total net assets	142,687	144,972
Total liabilities and net assets	$281,721	$239,658
Net asset value per common share	$14.89	$15.15

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Investment income
Interest income on non-affiliate investments	$8,407	$5,467	$15,754	$11,377
Fee income on non-affiliate investments	380	15	402	730
Total investment income	8,787	5,482	16,156	12,107
Expenses
Interest expense	1,924	990	3,697	1,665
Base management fee (Note 3)	1,329	961	2,570	1,955
Performance based incentive fee (Note 3)	900	412	1,593	1,250
Administrative fee (Note 3)	317	246	602	502
Professional fees	311	292	693	599
General and administrative	325	323	546	525
Total expenses	5,106	3,224	9,701	6,496
Net investment income before excise tax	3,681	2,258	6,455	5,611
Provision for excise tax	(80)	—	(80)	—
Net investment income	3,601	2,258	6,375	5,611
Net realized and unrealized (loss) gain on investments
Net realized loss on investments	(62)	(60)	(272)	(61)
Net unrealized (depreciation) appreciation on investments	(2,391)	18	(1,972)	(794)
Net realized and unrealized loss on investments	(2,453)	(42)	(2,244)	(855)
Net increase in net assets resulting from operations	$1,148	$2,216	$4,131	$4,756
Net investment income per common share	$0.38	$0.30	$0.67	$0.74
Net increase in net assets per common share	$0.12	$0.29	$0.43	$0.62
Dividends declared per share	$0.345	$0.45	$0.69	$0.90
Weighted average shares outstanding	9,578,421	7,640,833	9,574,626	7,638,721

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share data)

		Common	Paid-In Capital in Excess of	Accumulated Undistributed Net Investment	Net Unrealized Depreciation on	Net Realized Gains (Losses) on	Total Net
	Shares	Stock	Par	Income	Investments	Investments	Assets
Balance at December 31, 2011	7,636,532	$8	$124,512	$4,965	$(2,659)	$3,058	$129,884
Net increase in net assets resulting from operations	—	—	—	5,611	(794)	(61)	4,756
Issuance of common stock under dividend reinvestment plan	5,816	—	95	—	—	—	95
Dividends declared	—	—	—	(6,875)	—	—	(6,875)
Balance at June 30, 2012	7,642,348	$8	$124,607	$3,701	$(3,453)	$2,997	$127,860

Balance at December 31, 2012	9,567,225	$10	$154,384	$1,428	$(10,772)	$(78)	$144,972
Net increase in net assets resulting from operations	—	—	—	6,375	(1,972)	(272)	4,131
Issuance of common stock under dividend reinvestment plan	13,221	—	193	—	—	—	193
Dividends declared	—	—	—	(6,609)	—	—	(6,609)
Balance at June 30, 2013	9,580,446	$10	$154,577	$1,194	$(12,744)	$(350)	$142,687

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,131	$4,756
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	406	151
Net realized loss on investments	62	61
Net unrealized depreciation on investments	1,972	794
Purchase of investments	(57,643)	(50,256)
Principal payments received on investments	37,935	32,120
Proceeds from sale on investments	39	38
Changes in assets and liabilities:
Net (increase) decrease in investments in money market funds	(240)	7,189
(Increase) decrease in interest receivable	(100)	383
Increase in end-of-term payments	(956)	(618)
Decrease in unearned loan income	(613)	(344)
Decrease (increase) in other assets	23	(324)
Increase (decrease) in other accrued expenses	251	(461)
Increase in base management fee payable	68	20
Increase (decrease) in incentive fee payable	45	(1,354)
Net cash used in operating activities	(14,620)	(7,845)

Cash flows from financing activities:
Proceeds from issuance of 2019 Notes	—	33,000
Proceeds from issuance of Asset-Backed Notes	90,000	—
Dividends paid	(6,412)	(6,780)
Net decrease in Credit Facilities	(46,020)	(17,194)
Debt issuance costs	(2,125)	(1,302)
Net cash provided by financing activities	35,443	7,724
Net increase (decrease) in cash	20,823	(121)

Cash:
Beginning of period	1,048	1,298
End of period	$21,871	$1,177
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,286	$1,449
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$426	$622
Dividends Payable	$3,305	$—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Debt Investments — 165.9% (9)
Debt Investments — Life Science — 30.9% (9)
ACT Biotech Corporation (8)	Biotechnology	Term Loan (13.10% cash, 8.00% ETP, Due 9/1/14)	$3,947	$3,905	$500
Ambit Biosciences Corporation (2)	Biotechnology	Term Loan (12.25% cash, 3.00% ETP, Due 10/1/13)	909	908	908
Celsion Corporation (2)(5)	Biotechnology	Term Loan (11.75% cash, Due 10/1/15)	2,355	2,341	2,341
Inotek Pharmaceuticals Corporation	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	3,500	3,448	3,448
N30 Pharmaceuticals, LLC (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	1,232	1,221	1,221
		Term Loan (11.25% cash, 3.00% ETP, Due 10/1/15)	2,500	2,466	2,466
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	1,500	1,466	1,466
		Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	500	489	489
Sample6 Technologies, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	2,500	2,466	2,466
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	1,775	1,764	1,764
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	2,663	2,602	2,602
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	918	916	916
		Term Loan (12.50% cash, Due 8/1/15)	1,444	1,441	1,441
		Term Loan (12.50% cash, Due 10/1/15)	250	249	249
Direct Flow Medical, Inc. (2)	Medical Device	Term Loan (11.00% cash, 3.00% ETP, Due 7/1/16)	5,000	4,911	4,911
		Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	2,500	2,450	2,450
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,714	1,690	1,690
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	1,143	1,126	1,126
		Term Loan (10.50% cash, 3.00% ETP, Due 7/1/16)	1,143	1,106	1,106
PixelOptics, Inc. (2)	Medical Device	Term Loan (10.75% cash, 3.00% ETP, Due 11/1/14)	5,993	5,973	5,973
Tengion, Inc. (2)(5)	Medical Device	Term Loan (13.00% cash, Due 5/1/14)	3,660	3,614	3,614
Total Debt Investments — Life Science				46,552	43,147
Debt Investments — Technology — 91.7% (9)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	3,510	3,425	3,425
Kaminario, Inc.	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,941	2,941
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,941	2,941
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 12/1/15)	3,333	3,302	3,302
		Term Loan (10.25% cash, 8.00% ETP, Due 3/1/16)	1,667	1,648	1,648
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.14% ETP, Due 1/1/16)	3,500	3,458	3,458
		Term Loan (11.00% cash, 2.14% ETP, Due 1/1/16)	3,500	3,458	3,458
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	3,000	2,927	2,927
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, Due 3/1/15)	7,294	7,242	7,242
		Term Loan (11.50% cash, Due 10/1/15)	1,844	1,865	1,865
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	5,000	4,848	4,848
Grab Networks, Inc. (2)	Internet and Media	Term Loan (12.00% cash, Due 1/1/16)	2,371	2,290	2,137
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	2,000	1,983	1,983
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	500	496	496
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	4,647	4,577	4,577
Bolt Solutions, Inc. (2)	Software	Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	5,000	4,948	4,948
		Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	5,000	4,948	4,948
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,164	4,164
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,164	4,164
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	3,296	3,283	3,283
		Term Loan (11.45% cash, Due 10/1/15)	3,296	3,283	3,283
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	4,000	3,915	3,915
Fiberlink Communications Corporation (2)	Software	Term Loan (11.50% cash, 5.00% ETP, Due 7/1/16)	5,000	4,960	4,960
		Term Loan (11.50% cash, 5.00% ETP, Due 12/1/16)	3,000	2,971	2,971
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,933	3,933
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,933	3,933
Lotame Solutions, Inc.	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,945	3,945
Netuitive, Inc. (2)	Software	Term Loan (11.75% cash, Due 1/1/16)	2,844	2,801	2,801
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	5,000	4,932	4,932
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	1,000	984	984
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,500	1,439	1,439
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	7,500	7,257	7,257
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 5.00% ETP, Due 6/1/16)	3,000	2,960	2,960
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	1,000	964	964

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Aquion Energy, Inc. (2)	Power Management	Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	3,245	3,229	3,229
		Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	3,245	3,229	3,229
		Term Loan (10.25% cash, 4.00% ETP, Due 6/1/16)	3,333	3,315	3,315
Xtreme Power, Inc. (2)	Power Management	Term Loan (10.75% cash, 3.50% ETP, Due 5/1/16)	6,000	5,929	5,515
Total Debt Investments — Technology				132,887	132,320
Debt Investments — Cleantech — 20.9% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,435	2,415	2,415
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,435	2,415	2,415
		Term Loan (10.25% cash, Due 10/1/16)	5,000	4,941	4,941
Semprius, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	3,750	3,721	3,721
Cereplast, Inc. (5)(8)	Waste Recycling	Term Loan (12.00% cash, Due 8/1/14)	1,266	1,164	1,018
		Term Loan (12.00% cash, Due 8/1/14)	1,359	1,340	1,093
		Term Loan (15.00% cash, Due 8/1/13)	19	19	15
		Term Loan (15.00% cash, Due 8/1/13)	31	31	25
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	1,688	1,680	1,680
Rypos, Inc.	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	3,000	2,916	2,916
Satcon Technology Corporation (5)(8)	Energy Efficiency	Term Loan (12.58% cash, Due 1/1/14)	5,076	5,011	—
Solarbridge Technologies, Inc. (2)	Energy Efficiency	Term Loan (11.65% cash, Due 4/1/16)	7,000	6,870	6,135
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, Due 6/1/15)	2,214	2,190	2,190
		Revolver (13.75% (Prime + 7.50%) cash, Due 12/31/13)	1,500	1,488	1,488
Total Debt Investments — Cleantech				36,201	30,052
Debt Investments — Healthcare information and services — 22.4% (9)
Accumetrics, Inc. (2)	Diagnostics	Term Loan (10.90% cash, 5.00% ETP, Due 6/1/16)	4,000	3,886	3,886
BioScale, Inc. (2)	Diagnostics	Term Loan (11.51% cash, Due 1/1/14)	1,795	1,792	1,792
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% (Prime + 8.00%) cash, Due 10/1/15)	14,000	13,882	13,882
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 4/1/15)	1,850	1,801	1,801
		Term Loan (11.00% cash, 3.00% ETP, Due 1/1/17)	2,500	2,467	2,467
Singulex, Inc. (2)	Other Healthcare	Term Loan (11.00% cash, 3.00% ETP, Due 3/1/14)	988	984	984
		Term Loan (11.00% cash, 3.00% ETP, Due 3/1/14)	658	656	656
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,442	3,442
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,442	3,442
Total Debt Investments — Healthcare information and services				32,352	32,352
Total Debt Investments				247,992	237,871
Warrant Investments — 4.2% (9)
Warrants — Life Science — 1.2% (9)
ACT Biotech Corporation	Biotechnology	1,521,782 Preferred Stock Warrants	—	83	—
Ambit Biosciences, Inc.	Biotechnology	44,795 Common Stock Warrants	—	143	4
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	84,583 Common Stock Warrants	—	93	59
Celsion Corporation (5)	Biotechnology	25,685 Common Stock Warrants	—	15	—
Inotek, Pharmaceuticals Corporation	Biotechnology	114,387 Preferred Stock Warrants	—	17	17
N30 Pharmaceuticals, LLC	Biotechnology	214,200 Preferred Stock Warrants	—	122	248
New Haven Pharmaceuticals, Inc.	Biotechnology	34,729 Preferred Stock Warrants	—	23	23
Novalar Pharmaceuticals, Inc.	Biotechnology	84,845 Preferred Stock Warrants	—	69	—
Revance Therapeutics, Inc.	Biotechnology	687,091 Preferred Stock Warrants	—	223	555
Sample6 Technologies, Inc.	Biotechnology	200,582 Preferred Stock Warrants	—	27	24
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	116,203 Common Stock Warrants	—	83	358
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	94	90
Tranzyme, Inc. (2)(5)	Biotechnology	77,902 Common Stock Warrants	—	6	—
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	135
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
Mitralign, Inc.	Medical Device	295,238 Common Stock Warrants	—	49	45
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
PixelOptics, Inc.	Medical Device	381,612 Preferred Stock Warrants	—	96	—
Tengion, Inc. (2)(5)	Medical Device	1,708,273 Common Stock Warrants	—	123	—
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,848	1,558
Warrants — Technology — 1.9% (9)
OpenPeak, Inc.	Communications	18,997 Preferred Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	344,574 Preferred Stock Warrants	—	55	55
Everyday Health, Inc.	Consumer-related Technologies	65,674 Preferred Stock Warrants	—	69	98
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	268
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	77

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Avalanche Technology, Inc.	Semiconductors	201,835 Preferred Stock Warrants	—	45	40
Impinj, Inc.	Semi-conductor	1 Preferred Stock Warrants	—	7	—
Kaminario, Inc.	Semi-conductor	1,087,203 Preferred Stock Warrants	—	59	59
Luxtera, Inc.	Semiconductors	1,827,485 Preferred Stock Warrants	—	34	43
Newport Media, Inc.	Semiconductors	188,764 Preferred Stock Warrants	—	41	41
NexPlanar Corporation	Semiconductors	172,801 Preferred Stock Warrants	—	24	24
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	1
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	21
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	160
Grab Networks, Inc.	Internet and media	1,493,681 Preferred Stock Warrants	—	194	10
Optaros, Inc.	Internet and media	477,403 Preferred Stock Warrants	—	21	19
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	11
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	489
Motion Computing, Inc.	Networking	260,707 Preferred Stock Warrants	—	7	294
Bolt Solutions, Inc.	Software	202,892 Preferred Stock Warrants	—	113	111
Clarabridge, Inc.	Software	104,503 Preferred Stock Warrants	—	28	27
Construction Software Technologies, Inc. (2)	Software	386,415 Preferred Stock Warrants	—	69	33
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	107	98
Decisyon, Inc.	Software	314,686 Preferred Stock Warrants	—	45	41
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	120
Kontera Technologies, Inc. (2)	Software	99,476 Preferred Stock Warrants	—	101	88
Lotame Solutions, Inc.	Software	216,810 Preferred Stock Warrants	—	4	4
Netuitive, Inc.	Software	748,453 Preferred Stock Warrants	—	75	64
Raydiance, Inc.	Software	525,560 Preferred Stock Warrants	—	36	37
Razorsight Corporation	Software	194,553 Preferred Stock Warrants	—	33	33
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	242
Vidsys, Inc.	Software	178,802 Preferred Stock Warrants	—	23	24
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	19	20
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	8	61
Xtreme Power, Inc.	Power Management	182,723 Preferred Stock Warrants	—	76	59
Total Warrants — Technology				2,039	2,772
Warrants — Cleantech — 0.4% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	68	74
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	25	23
Cereplast, Inc. (5)	Waste Recycling	365,000 Common Stock Warrants	—	175	2
Enphase Energy, Inc. (5)	Energy Efficiency	161,959 Common Stock Warrants	—	175	300
Rypos, Inc.	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	44
Satcon Technology Corporation (5)	Energy Efficiency	493,097 Common Stock Warrants	—	285	—
Solarbridge Technologies, Inc. (2)	Energy Efficiency	1,761,051 Preferred Stock Warrants	—	125	121
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	29
Total Warrants — Cleantech				997	593
Warrants — Healthcare information and services — 0.7% (9)
Accumetrics, Inc.	Diagnostics	1,028,571 Preferred Stock Warrants	—	107	138
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
Precision Therapeutics, Inc.	Diagnostics	561,409 Preferred Stock Warrants	—	73	143
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,943 Preferred Stock Warrants	—	378	290
Recondo Technology, Inc.	Software	360,645 Preferred Stock Warrants	—	62	175
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	32
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	137
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	101	58
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	66	68
Total Warrants — Healthcare information and services				1,154	1,041
Total Warrants				6,038	5,964

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Other Investments — 1.5% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,793	2,100
Total Other Investments				4,793	2,100
Equity — 0.6% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	227	397
Revance Therapeutics, Inc.	Biotechnology	72,925 Preferred Stock	—	73	109
Overture Networks Inc.	Communications	386,191 Preferred Stock	—	482	420
Cereplast, Inc. (5)	Waste Recycling	200,000 Common Stock	—	—	—
Total Equity				782	926
Total Portfolio Investment Assets — 172.2% (9)				$259,605	$246,861
Short Term Investments — Money Market Funds — 1.9% (9)
Blackrock Liquid Fed Funds Institutional (Fund #30)				$1,092	$1,092
Fidelity Prime Money Market (Class I Fund #690)				91	91
US Bank Money Market				1,617	1,617
Total Short Term Investments — Money Market Funds				$2,800	$2,800

(1)	All of the Company’s investments are in entities which are domiciled in the United States and/or have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Credit Facilities or Asset-Backed Notes.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of June 30, 2013.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.
(8)	Debt is on non-accrual status at June 30, 2013 and is, therefore, considered non-income producing.
(9)	Value as a percent of net assets.

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as the sole equity member. Credit I is a special purpose bankruptcy remote entity and is a separate legal entity from the Company and CHF. There has been no activity in Credit I during the six months ended June 30, 2013.

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

The Company formed Horizon Funding 2013-1 LLC (“2013-1 LLC”) as a Delaware limited liability company on June 7, 2013 and Horizon Funding Trust 2013-1 (“2013-1 Trust” and, together with the 2013-1 LLC, the “2013-1 Entities”) as a Delaware trust on June 18, 2013.  The 2013-1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2013-1 Entities for purposes of securitizing $189.3 million of secured loans and issuing fixed-rate asset-backed notes in an aggregate principal amount of $90 million (the “Asset-Backed Notes”).

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments made and the capital appreciation from the warrants received when making such debt investments. The Company has entered into an investment management agreement (the “Investment Management Agreement”) with Horizon Technology Finance Management LLC (the “Advisor”), under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 2.  Basis of Presentation and Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012.

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

Fair Value

The Company measures substantially all of its investments at fair value in accordance with relevant GAAP, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. The Company has categorized its investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as more fully described in Note 5. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Investments

Investments are recorded at fair value. The Company’s board of directors (the “Board”) determines the fair value of its portfolio investments. The Company intends to hold its debt investments for the foreseeable future or until maturity or payoff.

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. As of June 30, 2013, there were three investments on non-accrual status with an approximate cost of $11.5 million and an approximate fair value of $2.7 million. As of December 31, 2012, there were three investments on non-accrual status with an approximate cost of $12.9 million and an approximate fair value of $4.9 million.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related credit facility. The unamortized balance of debt issuance costs as of June 30, 2013 and December 31, 2012, included in other assets, was $5.4 million and $3.7 million, respectively. The accumulated amortization balance of debt issuance cost as of June 30, 2013 and December 31, 2012 was $1.0 million and $0.6 million, respectively. The amortization expense for the six months ended June 30, 2013 and 2012 was $0.4 and $0.2 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2013, $0.1 million was recorded for U.S. federal excise tax. For the six months ended June 30, 2012, no amount was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at June 30, 2013 and December 31, 2012. The 2011, 2010 and 2009 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Transfers of Financial Assets

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities that are consolidated in the Company’s financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The management fee payable at June 30, 2013 and December 31, 2012 was $0.5 million and $0.4 million, respectively. The base management fee expense was $1.3 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively. The base management fee expense was $2.6 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively.

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

The performance based incentive fee expense was $0.9 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively. The performance based incentive fee expense was $1.6 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. The entire performance based incentive fee expense for both the three and six months ended June 30, 2013 and 2012, represents part one of the incentive fee. The incentive fee payable for both June 30, 2013 and December 31, 2012 was $0.9 million. The entire incentive fee payable as of June 30, 2013 and December 31, 2012 represents part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For the three months ended June 30, 2013 and 2012, $0.3 million and $0.2 million were charged to operations under the Administration Agreement, respectively. For the six months ended June 30, 2013 and 2012, $0.6 million and $0.5 million were charged to operations under the Administration Agreement, respectively.

Note 4.  Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	June 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Money market funds	$2,800	$2,800	$2,560	$2,560
Non-affiliate investments
Debt	$247,992	$237,871	$228,081	$220,297
Warrants	6,038	5,964	5,715	5,468
Other Investments	4,793	2,100	4,880	2,100
Equity	782	926	709	748
Total non-affiliate investments	$259,605	$246,861	$239,385	$228,613

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table shows the Company’s portfolio investments by industry sector:

	June 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$26,980	$24,161	$40,358	$39,569
Medical Device	21,720	21,050	24,296	23,733
Technology
Consumer-Related Technologies	118	443	118	445
Networking	46	783	46	774
Software	70,699	70,726	55,220	55,237
Data Storage	4,815	2,121	4,901	2,121
Internet and Media	9,640	9,393	10,056	10,118
Communications	5,474	5,323	571	526
Semiconductors	33,623	33,415	26,128	25,913
Power Management	15,786	15,408	15,875	15,864
Cleantech
Energy Efficiency	20,884	14,903	18,914	13,138
Waste Recycling	2,729	2,153	3,744	2,199
Alternative Energy	13,585	13,589	8,680	8,683
Healthcare Information and Services
Diagnostics	20,172	20,131	21,952	21,921
Other Healthcare Related Services	9,004	8,819	3,067	2,829
Software	4,330	4,443	5,459	5,543
Total non-affiliate investments	$259,605	$246,861	$239,385	$228,613

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

Debt Investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At both June 30, 2013 and December 31, 2012, the discount rates used ranged from 9% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of investments as of June 30, 2013 and December 31, 2012. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements:

June 30, 2013
	Fair	Valuation Techniques/	Unobservable
Investment Type	Value	Methodologies	Input	Range
Debt investments	$235,220	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% - 18%

	2,651	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 0% - 50%

Warrant investments	5,150	Black-Scholes Valuation Model	Price per share Average Industry Volatility	$0.0 – $63.98 21%
			Marketability Discount	20%
			Estimated Time to Exit	1 to 10 years

Other investments	2,100	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 10% - 45%

Equity investments	529	Most Recent Equity Investment	Price Per Share	$1.09 – 1.50
Total Level 3 investments	$245,650

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

December 31, 2012
	Fair	Valuation Techniques/	Unobservable
Investment Type	Value	Methodologies	Input	Range
Debt investments	$215,396	Discounted Expected Future Cash Flows	Hypothetical Market Yield	8% - 25%

	4,901	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 10% - 60%

Warrant investments	4,914	Black-Scholes Valuation Model	Price per share Average Industry Volatility	$0.0 - $9.56 21%
			Marketability Discount	20%
			Estimated Time to Exit	1 to 10 years

Other investments	2,100	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 10% - 45%

Equity investments	526	Market Comparable Companies	Revenue Multiple	1.5x – 2.0x
Total Level 3 investments	$227,837

Borrowings:  The carrying amount of borrowings under the Credit Facilities (as defined in Note 6) approximates fair value due to the variable interest rate of the Credit Facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. At June 30, 2013, the 2019 Notes were trading on the New York Stock Exchange for $25.70 per note, or $33.9 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on or around June 30, 2013, the Asset-Backed Notes (as defined in Note 6) were trading for $0.9985 per dollar at par value, or $89.9 million, and are categorized as Level 3 with the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

Off-Balance-Sheet Instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$2,800	$—	$2,800	$—
Debt investments	$237,871	$—	$—	$237,871
Warrant investments	$5,964	$—	$814	$5,150
Other investments	$2,100	$—	$—	$2,100
Equity investments	$926	$397	$—	$529

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$2,560	$—	$2,560	$—
Debt investments	$220,297	$—	$—	$220,297
Warrant investments	$5,468	$—	$554	$4,914
Other investments	$2,100	$—	$—	$2,100
Equity investments	$748	$222	$—	$526

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$238,749	$5,378	$635	$2,100	$246,862
Purchase of investments	29,143	—	—	—	29,143
Warrants and equity received and classified as Level 3	—	254	—	—	254
Principal payments received on investments	(27,973)	—	—	—	(27,973)
Proceed from sale of warrants	—	(39)	—	—	(39)
Unrealized depreciation included in earnings	(2,179)	(282)	(106)	—	(2,567)
Realized loss included in earnings	—	(45)	—	—	(45)
Transfer out of Level 3	—	(116)	—	—	(116)
Other	131	—	—	—	131
Level 3 assets, end of period	$237,871	$5,150	$529	$2,100	$245,650

The Company’s transfers between levels are recognized at the end of the reporting period. During the three months ended June 30, 2013, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in one portfolio company, with a value of $0.1 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the three months ended June 30, 2013. Because warrants held in publicly traded companies are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of June 30, 2013.

	Three Months Ended June 30, 2012
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$162,009	$4,219	$526	$—	$166,754
Purchase of investments	37,295	—	—	—	37,295
Warrants and equity received and classified as Level 3	—	360	—	—	360
Principal payments received on investments	(8,795)	—	—	—	(8,795)
Unrealized (depreciation) appreciation included in earnings	(24)	(57)	—	—	(81)
Transfer out of Level 3	—	(167)	—	—	(167)
Transfer from debt to other investments	(2,000)	—	—	2,000	—
Other	(553)	—	—	—	(553)
Level 3 assets, end of period	$187,932	$4,355	$526	$2,000	$194,813

During the three months ended June 30, 2012, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in one portfolio company, with a value of $0.2 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the three months ended June 30, 2012. Because warrants held in publicly traded companies are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of June 30, 2012.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$220,297	$4,914	$526	$2,100	$227,837
Purchase of investments	57,643	—	—	—	57,643
Warrants and equity received and classified as Level 3	—	426	—	—	426
Principal payments received on investments	(37,935)	—	—	—	(37,935)
Proceed from sale of warrants	—	(39)	—	—	(39)
Unrealized (depreciation) appreciation included in earnings	(2,249)	10	(70)	—	(2,309)
Realized loss included in earnings	—	(45)	—	—	(45)
Transfer out of Level 3	—	(116)	—	—	(116)
Transfer from debt to equity investment	(73)	—	73	—	—
Other	188	—	—	—	188
Level 3 assets, end of period	$237,871	$5,150	$529	$2,100	$245,650

The Company’s transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2013, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in one portfolio company, with a value of $0.1 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the six months ended June 30, 2013. Because warrants held in publicly traded companies are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of June 30, 2013.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2013 includes $2.2 million unrealized depreciation on loans, $0.03 million unrealized depreciation on warrants and $0.1 million unrealized depreciation on equity.

	Six Months Ended June 30, 2012
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$173,286	$4,048	$526	$—	$177,860
Purchase of investments	50,256	—	—	—	50,256
Warrants and equity received and classified as Level 3	—	540	—	—	540
Principal payments received on investments	(32,120)	—	—	—	(32,120)
Unrealized (depreciation) appreciation included in earnings	(1,210)	45	—	—	(1,165)
Transfer out of Level 3	—	(278)	—	—	(278)
Transfer from debt to other investments	(2,000)	—	—	2,000	—
Other	(280)	—	—	—	(280)
Level 3 assets, end of period	$187,932	$4,355	$526	$2,000	$194,813

During the six months ended June 30, 2012, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in two portfolio companies, with a value of $0.3 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the six months ended June 30, 2012. Because the fair value of warrants held in publicly traded companies are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized these warrants as of June 30, 2012 as Level 2 within the fair value hierarchy described above.

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

The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

As of June 30, 2013 and December 31, 2012, the recorded book balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes and Asset-Backed Notes, as previously described.

Off-balance-sheet instruments

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the Company expects the fair values of its financial instruments to change when interest rate levels change, and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 6.  Borrowings

A summary of the Company’s borrowings as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013
	Total Commitment	Balance Outstanding	Unused Commitment
Asset-Backed Notes	$90,000	$90,000	$—
Wells Facility	75,000	—	75,000
Fortress Facility	75,000	10,000	65,000
2019 Notes	33,000	33,000	—
Total	$273,000	$133,000	$140,000

	December 31, 2012
	Total Commitment	Balance Outstanding	Unused Commitment
Wells Facility	$75,000	$46,020	$28,980
Fortress Facility	75,000	10,000	65,000
2019 Notes	33,000	33,000	—
Total	$183,000	$89,020	$93,980

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of June 30, 2013, the asset coverage for borrowed amounts was 207%.

The Company entered into a revolving credit facility (the “Wells Facility”) with Wells Fargo Capital Finance, LLC (“Wells”) effective July 14, 2011. The Wells Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $75 million commitment provided by Wells. The Wells Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Wells Facility has a three-year revolving term followed by a three-year amortization period and matures on July 14, 2017. The interest rate was based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. On May 28, 2013, the Company and Wells amended the Wells Facility. As amended, effective May 1, 2013, the stated interest rate was reduced to one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. In general, all other terms and conditions of the Wells Facility remain unchanged. The rate at June 30, 2013 and December 31, 2012 was 4.25% and 5.0%, respectively. The average rate for the three months ended June 30, 2013 and 2012 was 4.5% and 5.0%, respectively. The average rate for the six months ended June 30, 2013 and 2012 was 4.8% and 5.0%, respectively. The average amounts of borrowings were approximately $55.9 million and $10.6 million for the three months ended June 30, 2013 and 2012, respectively. The average amounts of borrowings were approximately $52.8 million and $15.1 million for the six months ended June 30, 2013 and 2012, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019, and, on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally with the Company’s future senior unsecured indebtedness; (ii) rank senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2013, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF.”

The Company entered into a term loan credit facility (the “Fortress Facility” and, together with the Wells Facility, the “Credit Facilities”) with Fortress Credit Co LLC effective August 23, 2012. The Fortress Facility is collateralized by all loans and warrants held by Credit III. The Fortress Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, has a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility requires the payment of an unused line fee in an amount equal to 1.00% of any unborrowed amount available under the facility annually and has an effective advance rate of approximately 66% against eligible loans. The Fortress Facility generally bears interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The rate at both June 30, 2013 and December 31, 2012 was 7.00%, and the average rate for both the three and six months ended June 30, 2013 was 7.00%. The average amount of borrowings was approximately $10.0 million for both the three and six months ended June 30, 2013.

On June 28, 2013, the Company completed a $189.3 million securitization of secured loans which it originated. 2013-1 Trust, a newly formed wholly owned subsidiary of the Company, issued $90 million in aggregate principal amount of fixed-rate asset-backed notes (the “Asset-Backed Notes”), which are rated A2(sf) by Moody’s Investors Service, Inc. The Company is the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018.

The Asset-Backed Notes were issued by 2013-1 Trust pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”), dated as of June 28, 2013, by and among the Company, 2013-1 LLC, as trust depositor, 2013-1 Trust and Guggenheim Securities, LLC (“Guggenheim Securities”), as initial purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of such portfolio companies. The pool of loans is to be serviced by the Company. In connection with the issuance and sale of the Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the Note Purchase Agreement. The Asset-Backed Notes are secured obligations of 2013-1 Trust and are non-recourse to the Company.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

As part of the transaction, the Company entered into a Sale and Contribution Agreement, dated as of June 28, 2013 (the “Sale and Contribution Agreement”), with 2013-1 LLC pursuant to which the Company has agreed to sell or has contributed to 2013-1 LLC certain secured loans made to certain portfolio companies of the Company (the “Loans”). The Company has made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Loans as of the date of the transfer of the Loans to 2013-1 LLC. The Company has also entered into a sale and servicing agreement, dated as of June 28, 2013, with 2013-1 LLC and 2013-1 Trust pursuant to which 2013-1 LLC has agreed to sell or has contributed the Loans to 2013-1 Trust. The Company has made customary representations, warranties and covenants in the sale and servicing agreement. The Company will also serve as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, 2013-1 LLC entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

On June 3, 2013, the Company and Guggenheim Securities entered into a Promissory Note (the “Promissory Note”) whereby Guggenheim Securities made a term loan in the original principal amount of $15 million (the “Term Loan”) to the Company. The Company granted Guggenheim Securities a security interest in all of its assets to secure the Term Loan. On June 28, 2013, the Company used a portion of the proceeds of the private placement of the Asset-Backed Notes to repay all of its outstanding obligations under the Term Loan and the security interest of Guggenheim Securities was released.

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

The balance of unfunded commitments to extend credit was approximately $16.0 million and $24.6 million as of June 30, 2013 and December 31, 2012, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented approximately 21% and 23% of total loans outstanding as of June 30, 2013 and December 31, 2012, respectively. No single loan represents more than 10% of the total loans as of June 30, 2013 and December 31, 2012. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 22% and 32% of total interest income on investments for the three months ended June 30, 2013 and 2012, respectively. Interest income from the five largest loans accounted for approximately 23% and 31% of total interest income on investments for the six months ended June 30, 2013 and 2012, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution activity since inception:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
Six Months Ended June 30, 2013
5/3/13	8/19/13	9/16/13	$0.115	$—	—	$—
5/3/13	7/17/13	8/15/13	$0.115	$—	—	$—
5/3/13	6/20/13	7/15/13	$0.115	$1,070	2,191	$31
3/8/13	5/20/13	6/17/13	$0.115	$1,086	1,099	$15
3/8/13	4/18/13	5/15/13	$0.115	$1,087	1,035	$15
3/8/13	3/20/13	4/15/13	$0.115	$1,046	3,867	$55
			$0.690	$4,289	8,192	$116
Year Ended December 31, 2012
11/27/12	2/21/13	3/15/13	$0.115	$1,050	3,392	$50
11/27/12	1/18/13	2/15/13	$0.115	$1,087	898	$14
11/27/12	12/20/12	1/15/13	$0.115	$1,056	2,930	$44
11/2/12	11/16/12	11/30/12	$0.450	$4,243	4,269	$61
8/7/12	8/17/12	8/31/12	$0.450	$4,105	11,608	$193
5/3/12	5/17/12	5/31/12	$0.450	$3,402	2,299	$37
3/12/12	3/23/12	3/30/12	$0.450	$3,378	3,517	$58
			$2.145	$18,321	28,913	$457
Year Ended December 31, 2011
11/8/11	11/23/11	11/30/11	$0.450	$3,281	9,814	$151
8/9/11	8/23/11	8/30/11	$0.400	$2,836	13,193	$209
5/10/11	5/19/11	5/26/11	$0.330	$2,190	20,104	$316
			$1.180	$8,307	43,111	$676
Year Ended December 31, 2010
12/15/10	12/28/10	12/31/10	$0.220	$1,097	38,297	$565

On August 2, 2013, the Board declared monthly dividends payable as set forth in the table below.

Record Dates	Payment Date	Dividends Declared
November 19, 2013	December 16, 2013	$0.115
October 17, 2013	November 15, 2013	$0.115
September 18, 2013	October 15, 2013	$0.115

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10.  Financial Highlights

The financial highlights for the Company are as follows:

	Six Months Ended June 30,
	2013		2012

Per share data:
Net asset value at beginning of period	$15.15		$17.01
Net investment income	0.67		0.74
Realized loss on investments	(0.03)		(0.01)
Unrealized depreciation on investments	(0.21)		(0.11)
Net increase in net assets resulting from operations	0.43		0.62
Dividends declared	(0.69)		(0.90)
Net asset value at end of period	$14.89		$16.73
Per share market value, end of period	$13.74		$16.49
Total return based on a market value	(3.3	)%(1)	6.6	%(1)
Shares outstanding at end of period	9,580,446		7,642,348
Ratios to average net assets:
Expenses without incentive fees	11.3	%(2)	8.1	%(2)
Incentive fees	2.2	%(2)	1.9	%(2)
Total expenses	13.5	%(2)	10.0	%(2)
Provision for excise tax	0.2	%(2)	—	%(2)
Net investment income with incentive fees	8.8	%(2)	8.7	%(2)
Average net asset value	$144,139		$128,930
Average debt per share	10.38		7.89
Portfolio turnover ratio	24.5%		29.2%

(1)	The total return for the six months ended June 30, 2013 and 2012, equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

(2)	Annualized.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this quarterly report on Form 10-Q, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, or the SEC, including, periodic reports on Form 10-Q and Form 10-K and current reports on Form 8-K.

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

Portfolio Composition and Investment Activity

The following table shows our portfolio by asset class as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	# of Investments	Fair Value	Percentage of Total Portfolio	# of Investments	Fair Value	Percentage of Total Portfolio
Term loans	50	$222,525	90.1%	41	$200,685	87.8%
Revolving loans	2	15,346	6.2%	4	19,612	8.6%
Total loans	52	237,871	96.3%	45	220,297	96.4%
Warrants	72	5,964	2.4%	62	5,468	2.4%
Other investments	1	2,100	0.9%	1	2,100	0.9%
Equity	4	926	0.4%	2	748	0.3%
Total		$246,861	100.0%		$228,613	100.0%

Total portfolio investment activity as of and for the periods ended June 30, 2013 and 2012 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Beginning portfolio	$247,781	$167,296	$228,613	$178,013
New loan funding	29,143	37,295	57,643	68,995
Less refinanced balances and participation	—	—	—	(18,739)
Net new loan funding	29,143	37,295	57,643	50,256
Principal payments received on investments	(8,695)	(8,795)	(18,657)	(17,915)
Early pay-offs	(19,278)	—	(19,278)	(14,205)
Accretion of loan fees	753	450	1,301	1,092
New loan fees	(368)	(566)	(688)	(748)
New equity	—	—	73	—
Proceeds from sale on investments	(39)	(38)	(39)	(38)
Net realized loss on investments	(45)	(60)	(62)	(61)
Net appreciation (depreciation) on investments	(2,391)	18	(1,972)	(794)
Other	—	—	(73)	—
Ending Portfolio	$246,861	$195,600	$246,861	$195,600

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our loan portfolio by industry sector as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Loans at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Portfolio
Life Science
Biotechnology	$22,277	9.4%	$38,018	17.3%
Medical Device	20,870	8.8%	23,446	10.6%
Technology
Software	69,784	29.3%	54,358	24.7%
Internet and Media	9,193	3.8%	9,763	4.4%
Communication	4,848	2.0%	—	—
Semiconductors	33,207	14.0%	25,795	11.7%
Power Management	15,288	6.4%	15,792	7.2%
Cleantech
Energy Efficiency	14,409	6.1%	12,950	5.9%
Waste Recycling	2,151	0.9%	2,197	1.0%
Alternative Energy	13,492	5.7%	8,586	3.9%
Healthcare Information and Services
Diagnostics	19,560	8.2%	21,340	9.7%
Other Healthcare Related Services	8,524	3.6%	2,655	1.2%
Software	4,268	1.8%	5,397	2.4%
Total	$237,871	100.0%	$220,297	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented approximately 21% and 23% of total loans outstanding as of June 30, 2013 and December 31, 2012, respectively. No single loan represented more than 10% of our total loans as of June 30, 2013 and December 31, 2012.

Loan Portfolio Asset Quality

We use an internal credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and while no loss is currently anticipated for a 2 rated loan, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and increased risk. Our internal credit rating system is not a national credit rating system. The following table shows the classification of our loan portfolio by credit rating as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Loans at Fair Value	Percentage of Loan Portfolio	Loans at Fair Value	Percentage of Loan Portfolio

Credit Rating
4	$25,169	10.6%	$30,818	14.0%
3	190,794	80.2%	181,019	82.2%
2	19,257	8.1%	3,560	1.6%
1	2,651	1.1%	4,900	2.2%
Total	$237,871	100.0%	$220,297	100.0%

As of June 30, 2013 and December 31, 2012, our loan portfolio had a weighted average credit rating of 3.1 and 3.2, respectively. As of June 30, 2013, there were five investments with a credit rating of 2. As of December 31, 2012, there was one investment with a credit rating of 2. As of both June 30, 2013 and December 31, 2012, there were three investments with a credit rating of 1, all of which were on non-accrual status.

Consolidated Results of Operations

As a BDC and a RIC for U.S. federal income tax purposes, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The results of operations described below may not be indicative of the results we report in future periods.

Consolidated operating results for the three months ended June 30, 2013 and 2012 are as follows:

	For the three Months Ended
	June 30,
	2013	2012
Total investment income	$8,787	$5,482
Total expenses	5,106	3,224
Net investment income before excise tax	3,681	2,258
Provision for excise tax	(80)	—
Net investment income	3,601	2,258
Net realized loss on investments	(62)	(60)
Net unrealized (deprecation) appreciation on investments	(2,391)	18
Net increase in net assets resulting from operations	$1,148	$2,216
Average investments, at fair value	$241,655	$170,605
Average debt outstanding	$105,959	$57,065

Net increase in net asset resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Comparison of the three months ended June 30, 2013 and 2012

Investment Income

Investment income increased by $3.3 million, or 60.3%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. For the three months ended June 30, 2013, total investment income consisted primarily of $8.4 million in interest income from investments, which included $1.8 million in income from the accretion of origination fees and end-of-term payments, or ETPs. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio and higher fee income. Fee income of $0.4 million was primarily earned from prepayment fees collected from our portfolio companies, as we experienced early payoffs of approximately $19.3 million. For the three months ended June 30, 2012, total investment income consisted primarily of $5.5 million in interest income from investments, which included $0.8 million in income from the accretion of origination fees and ETPs.

For the three months ended June 30, 2013 and 2012, our dollar-weighted average annualized yield on average debt investments was approximately 14.5% and 12.9%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 22% and 32% of investment income for the three months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, interest receivables were $3.9 million and $2.8 million, respectively, which represent accreted ETPs and one month of accrued interest income on substantially all of our loans.

Expenses

Total expenses increased by $1.9 million, or 58.4%, to $5.1 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees, interest expense and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense for the three months ended June 30, 2013 and 2012 was $1.9 million and $1.0 million, respectively. Interest expense for the three months ended June 30, 2013 increased primarily due to an increase in our average debt outstanding, as well as an increase in borrowing cost associated with our term loan credit facility.

Management fee expense for the three months ended June 30, 2013 and 2012 was $1.3 million and $1.0 million, respectively. Management fee expense increased compared to the three months ended June 30, 2012 as a result of an increase in average gross assets.

Performance based incentive fee for the three months ended June 30, 2013 increased compared to the three months ended June 30, 2012 due to higher pre-incentive fee net investment income in the three months ended June 30, 2013. The incentive fees for the three months ended June 30, 2013 and 2012 were approximately $0.9 million and $0.4 million, respectively, and consisted entirely of incentive fees payable on pre-incentive fee net investment income.

Administrative fee expense for the three months ended June 30, 2013 and 2012 was $0.3 million and $0.2 million, respectively. Administrative fee expense increased compared to the three months ended June 30, 2012 due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the three months ended June 30, 2013 remained flat compared to the three months ended June 30, 2012.

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

During the three months ended June 30, 2013, we recognized realized losses totaling approximately $0.1 million primarily in connection with the disposal of a portfolio company’s warrants. During the three months ended June 30, 2012, we recognized realized losses of approximately $0.1 million primarily due to the charge off of warrants in one portfolio company.

During the three months ended June 30, 2013, net unrealized depreciation on investments totaled approximately $2.4 million which was primarily due to the change in fair values of our investment portfolio during the period. During the three months ended June 30, 2012, net unrealized appreciation on investments totaled approximately $0.02 million which was primarily due to the change in fair values of our investment portfolio during the period.

Consolidated operating results for the six months ended June 30, 2013 and 2012 are as follows:

	For the six Months Ended
	June 30,
	2013	2012
Total investment income	$16,156	$12,107
Total expenses	9,701	6,496
Net investment income before excise tax	6,455	5,611
Provision for excise tax	(80)	—
Net investment income	6,375	5,611
Net realized loss on investments	(272)	(61)
Net unrealized depreciation on investments	(1,972)	(794)
Net increase in net assets resulting from operations	$4,131	$4,756
Average investments, at fair value	$235,105	$172,061
Average debt outstanding	$99,349	$60,262

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Comparison of the six months ended June 30, 2013 and 2012

Investment Income

Investment income increased by $4.0 million, or 33.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. For the six months ended June 30, 2013, total investment income consisted primarily of $15.8 million in interest income from investments, which included $3.0 million in income from the accretion of origination fees and ETPs. Interest income on investments increased primarily due to the increased average size of the loan portfolio.

For the six months ended June 30, 2012, total investment income consisted primarily of $11.4 million in interest income from investments, which included $2.0 million in income from the accretion of origination fees and ETPs. Fee income of $0.7 million was primarily earned from prepayment fees collected from our portfolio companies as we experienced early payoffs and refinances of approximately $27.6 million.

For the six months ended June 30, 2013 and 2012, our dollar-weighted average annualized yield on average debt investments was approximately 13.7% and 14.1%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for approximately 23% and 31% of investment income for the six months ended June 30, 2013 and 2012, respectively.

Expenses

Total expenses increased by $3.2 million, or 49.3%, to $9.7 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees, interest expense and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense for the six months ended June 30, 2013 and 2012 was $3.7 million and $1.7 million, respectively. Interest expense for the six months ended June 30, 2013 increased primarily due to an increase in our average debt outstanding, as well as an increase in borrowing cost associated with our Fortress Facility and our 2019 Notes.

Management fee expense for the six months ended June 30, 2013 and 2012 was $2.6 million and $2.0 million, respectively. Management fee expense increased compared to the six months ended June 30, 2012 as a result of an increase in average gross assets.

Performance based incentive fees for the six months ended June 30, 2013 increased compared to the six months ended June 30, 2012 due to higher pre-incentive fee net investment income in the six months ended June 30, 2013. The incentive fees for the six months ended June 30, 2013 and 2012 were approximately $1.6 million and $1.3 million, respectively, and consisted entirely of incentive fees payable on pre-incentive fee net investment income.

Administrative fee expense for the six months ended June 30, 2013 and 2012 was $0.6 million and $0.5 million, respectively. Administrative fee expense increased compared to the six months ended June 30, 2012 due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the six months ended June 30, 2013 remained flat compared to the six months ended June 30, 2012.

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

During the six months ended June 30, 2013, we recognized realized losses totaling approximately $0.3 million primarily in connection with the disposal of portfolio companies’ warrants. During the six months ended June 30, 2012, we recognized realized losses of approximately $0.1 million primarily due to the charge off of warrants in one portfolio company.

During the six months ended June 30, 2013, net unrealized depreciation on investments totaled approximately $2.0 million which was primarily due to the change in fair values of our investment portfolio during the period. During the six months ended June 30, 2012, net unrealized depreciation on investments totaled approximately $0.8 million which was primarily due to $1.2 million of net unrealized depreciation on our debt and other investments which was partially offset by unrealized appreciation on our warrants and equity investments.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, we had cash and investments in money market funds of $24.7 million and $3.6 million, respectively. As of June 30, 2013 and December 31, 2012, we had availability under our existing Credit Facilities of approximately $10.0 million and $56.0 million, respectively. These amounts are available to fund new investments, reduce borrowings under a revolving credit facility with Wells Fargo Capital Finance, LLC, or the Wells Facility, and a term loan credit facility with Fortress Credit Co LLC, or the Fortress Facility, pay down the $90 million principal amount of fixed-rate asset-backed notes, or Asset-Backed Notes, pay operating expenses and pay dividends. In this quarterly report on Form 10-Q, we refer to the Wells Facility and the Fortress Facility, collectively, as the Credit Facilities. Our primary sources of capital have been from our private and public common stock offerings, use of our Credit Facilities and issuance of our Asset-Backed Notes and 7.375% senior unsecured notes due in 2019, or the 2019 Notes.

As of June 30, 2013, there was no outstanding principal balance under the Wells Facility. As of June 30, 2013, we had available borrowing capacity of approximately $75.0 million under our Wells Facility, subject to existing terms and advance rates.

As of June 30, 2013, the outstanding principal balance under the Fortress Facility was $10.0 million. As of June 30, 2013, we had available borrowing capacity of approximately $65.0 million under our Fortress Facility, subject to existing terms and advance rates.

Our operating activities used cash of $14.6 million for the six months ended June 30, 2013, and our financing activities provided cash of $35.4 million for the same period. Our operating activities used cash primarily for investing in portfolio companies, net of principal payments received. Our financing activities provided cash primarily from the issuance of our Asset-Backed Notes, offset by a net decrease in borrowings under our Credit Facilities and our dividends paid in the period.

Our operating activities used cash of $7.8 million for the six months ended June 30, 2012 and our financing activities provided cash of $7.7 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Our financing activity provided cash primarily from our issuance of our 2019 Notes offset by a net decrease in borrowings under our Credit Facilities and the payment of our dividends.

Our primary use of available funds is to make investments in portfolio companies and for general corporate purposes. We expect to raise additional equity and debt capital opportunistically as needed, and subject to market conditions, to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

In order to satisfy the Code requirements applicable to a RIC, we distribute to our stockholders all or substantially all of our income except for certain net capital gains. In addition, as a BDC, we are required to meet a coverage ratio of 200%. This requirement limits the amount that we may borrow. As of June 30, 2013, the asset coverage for borrowed amounts was 207%.

We believe that our current cash and investments in money market funds, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current Borrowings

A summary of our borrowings as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013
	Total Commitment	Balance Outstanding	Unused Commitment
Asset-Backed Notes	$90,000	$90,000	$—
Wells Facility	75,000	—	75,000
Fortress Facility	75,000	10,000	65,000
2019 Notes	33,000	33,000	—
Total	$273,000	$133,000	$140,000

	December 31, 2012
	Total Commitment	Balance Outstanding	Unused Commitment
Wells Facility	$75,000	$46,020	$28,980
Fortress Facility	75,000	10,000	65,000
2019 Notes	33,000	33,000	—
Total	$183,000	$89,020	$93,980

We, through our wholly owned subsidiary, Horizon Credit II LLC, or Credit II, entered into the Wells Facility on July 14, 2011. The interest rate was based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. On May 28, 2013, we entered into an agreement with Wells Fargo Capital Finance, LLC to amend the Wells Facility. As amended, effective May 1, 2013, the stated interest rate of the Wells Facility was reduced to the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. In general, all other terms and conditions of the Wells Facility remain unchanged. The interest rate was 4.25% and 5.00% as of June 30, 2013 and December 31, 2012, respectively.

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

On March 23, 2012, we issued and sold $30 million aggregate principal amount of 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $3 million of such notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and rank (1) equally in right of payment with our future senior unsecured indebtedness; (2) senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2013, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

We, through our wholly owned subsidiary Horizon Credit III LLC, or Credit III, entered into the Fortress Facility on August 23, 2012. The interest rate on the Fortress Facility is based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The interest rate was 7.00% as of June 30, 2013 and December 31, 2012.

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

On June 28, 2013, we completed a $189.3 million securitization of secured loans which we originated. Horizon Funding Trust 2013-1, or 2013-1 Trust, a newly formed wholly owned subsidiary of ours, issued the Asset-Backed Notes, which are rated A2(sf) by Moody’s Investors Service, Inc. We are the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018.

The Asset-Backed Notes were issued by 2013-1 Trust pursuant to a Note Purchase Agreement, dated as of June 28, 2013, by and among us, Horizon Funding 2013-1 LLC, or 2013-1 LLC, as trust depositor, 2013-1 Trust and Guggenheim Securities, LLC, or Guggenheim Securities, as initial purchaser, and are backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The pool of loans is to be serviced by us. In connection with the issuance and sale of the Asset-Backed Notes, we have made customary representations, warranties and covenants in the Note Purchase Agreement. The Asset-Backed Notes are secured obligations of 2013-1 Trust and are non-recourse to us.

As part of the transaction, we entered into a Sale and Contribution Agreement, dated as of June 28, 2013, with 2013-1 LLC, pursuant to which we have agreed to sell or have contributed to 2013-1 LLC, certain secured loans made to certain portfolio companies of ours, or the Loans. We have made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Loans as of the date of the transfer of the Loans to 2013-1 LLC. We have also entered into a sale and servicing agreement, dated as of June 28, 2013, with 2013-1 LLC and 2013-1 Trust pursuant to which 2013-1 LLC has agreed to sell or has contributed the Loans to 2013-1 Trust. We have made customary representations, warranties and covenants in the sale and servicing agreement. We will also serve as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, 2013-1 LLC entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933 as amended, or the Securities Act, and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

On June 3, 2013, we entered into a Promissory Note with Guggenheim Securities, or the Promissory Note, whereby Guggenheim Securities made a term loan in the original principal amount of $15 million, or the Term Loan, to us. We granted Guggenheim Securities a security interest in all of its assets to secure the Term Loan. On June 28, 2013, the Company used a portion of the proceeds of the private placement of the Asset-Backed Notes to repay all of its outstanding obligations under the Term Loan and the security interest of Guggenheim Securities was released.

As of June 30, 2013 and December 31, 2012, other assets were $6.3 million and $4.6 million, respectively, which were primarily, comprised of debt issuance costs.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2013 is as follows:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3-5 Years	After 5 years
Borrowings	$133,000	$18,175	$77,606	$4,219	$33,000
Unfunded commitments	16,000	15,000	1,000	—	—
Total	$149,000	$33,175	$78,606	$4,219	$33,000

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2013, we had unfunded commitments of approximately $16.0 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Management Agreement with our Advisor. Mr. Robert D. Pomeroy Jr., Chairman of the Board and our Chief Executive Officer, is a manager of the Advisor, and Mr. Gerald A. Michaud, our President and a Director, is a manager of our Advisor.

•	Our Advisor provides us with the office facilities and administrative services necessary to conduct day-to- day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with the predecessor of the Advisor, pursuant to which it has granted us a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

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

Valuation of Investments

Investments are recorded at fair value. Our Board determines the fair value of our portfolio investments. We measure substantially all of our investments at fair value in accordance with relevant GAAP, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Certain loan agreements also require the borrower to make an ETP, that is accrued into income over the life of the loan to the extent such amounts are expected to be collected. We will generally cease accruing the income if there is insufficient value to support the accrual or if we do not expect the borrower to be able to pay all principal and interest due.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2013 and December 31, 2012.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2013 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

While our Asset-Backed Notes and 2019 Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision based on a LIBOR index which resets daily, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Because we currently fund, and expect to continue to fund, our investments with borrowings, our net income depends upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting.

There have been no material changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1: Legal Proceedings.

Neither we nor our Advisor are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against our Advisor.

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2013 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
4.1*	Indenture, dated as of June 28, 2013, between Horizon Technology Funding Trust 2013-1 and U.S. Bank National Association
10.1*	Amended and Restated Trust Agreement, dated as of June 28, 2013, by and between Horizon Funding 2013-1 LLC and Wilmington Trust, National Association
10.2*	Sale and Servicing Agreement, dated as of June 28, 2013, by and among the Company, Horizon Funding Trust 2013-1, Horizon Funding 2013-1 LLC and U.S. Bank National Association
10.3*	Sale and Contribution Agreement, dated June 28, 2013, between the Company and Horizon Funding 2013-1 LLC
10.4*	Note Purchase Agreement, dated June 28, 2013, by and among the Company, Horizon Funding 2013-1 LLC, Horizon Funding Trust 2013-1 and Guggenheim Securities, LLC
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: August 6, 2013	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of
the Board of Directors

Date: August 6, 2013	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer

