Form 10-Q
period 2013-09-30
Horizon Technology Finance Corp
filed 2013-11-05
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 5, 2013, the Registrant had 9,592,875 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2013	2012
Assets
Non-affiliate investments at fair value (cost of $248,095 and $239,385, respectively) (Note 4)	$241,319	$228,613
Investment in money market funds	25,019	2,560
Cash	2,439	1,048
Restricted investments in money market funds	3,568	—
Interest receivable	4,119	2,811
Other assets	5,391	4,626
Total assets	$281,855	$239,658

Liabilities
Borrowings (Note 6)	$133,000	$89,020
Dividends payable	3,308	3,301
Base management fee payable (Note 3)	326	402
Incentive fee payable (Note 3)	872	855
Other accrued expenses	965	1,108
Total liabilities	138,471	94,686

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,588,993 and 9,567,225 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	10	10
Paid-in capital in excess of par	154,696	154,384
Accumulated undistributed net investment income	1,371	1,428
Net unrealized depreciation on investments	(6,776)	(10,772)
Net realized loss on investments	(5,917)	(78)
Total net assets	143,384	144,972
Total liabilities and net assets	$281,855	$239,658
Net asset value per common share	$14.95	$15.15

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Investment income
Interest income on non-affiliate investments	$8,225	$6,426	$23,979	$17,803
Fee income on non-affiliate investments	487	193	889	923
Total investment income	8,712	6,619	24,868	18,726
Expenses
Interest expense	2,189	1,089	5,886	2,754
Base management fee (Note 3)	1,266	1,087	3,836	3,042
Performance based incentive fee (Note 3)	872	742	2,465	1,992
Administrative fee (Note 3)	287	352	889	854
Professional fees	284	147	977	746
General and administrative	247	233	793	758
Total expenses	5,145	3,650	14,846	10,146
Net investment income before excise tax	3,567	2,969	10,022	8,580
Provision for excise tax	(80)	—	(160)	—
Net investment income	3,487	2,969	9,862	8,580
Net realized and unrealized (loss) gain on investments
Net realized loss on investments	(5,566)	—	(5,839)	(61)
Net unrealized appreciation (depreciation) on investments	5,967	677	3,996	(117)
Net realized and unrealized gain (loss) on investments	401	677	(1,843)	(178)
Net increase in net assets resulting from operations	$3,888	$3,646	$8,019	$8,402
Net investment income per common share	$0.36	$0.33	$1.03	$1.06
Net increase in net assets per common share	$0.41	$0.40	$0.84	$1.03
Dividends declared per share	$0.345	$0.45	$1.035	$1.35
Weighted average shares outstanding	9,584,376	9,078,010	9,577,912	8,121,986

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share data)

		Common	Paid-In Capital in Excess of	Accumulated Undistributed Net Investment	Net Unrealized Depreciation on	Net Realized Gains (Losses) on	Total Net
	Shares	Stock	Par	Income	Investments	Investments	Assets
Balance at December 31, 2011	7,636,532	$8	$124,512	$4,965	$(2,659)	$3,058	$129,884
Issuance of common stock (net of offering costs) (1)	1,909,000	2	29,543	—	—	—	29,545
Net increase in net assets resulting from operations	—	—	—	8,580	(117)	(61)	8,402
Issuance of common stock under dividend reinvestment plan	17,424	—	288	—	—	—	288
Dividends declared	—	—	—	(11,173)	—	—	(11,173)
Balance at September 30, 2012	9,562,956	$10	$154,343	$2,372	$(2,776)	$2,997	$156,946

Balance at December 31, 2012	9,567,225	$10	$154,384	$1,428	$(10,772)	$(78)	$144,972
Net increase in net assets resulting from operations	—	—	—	9,862	3,996	(5,839)	8,019
Issuance of common stock under dividend reinvestment plan	21,768	—	312	—	—	—	312
Dividends declared	—	—	—	(9,919)	—	—	(9,919)
Balance at September 30, 2013	9,588,993	$10	$154,696	$1,371	$(6,776)	$(5,917)	$143,384

(1)	On July 18, 2012, the Company completed a follow-on public offering of 1,909,000 shares (including 249,000 shares of common stock that were issued pursuant to the underwriters’ option to purchase additional shares) of its common stock at a public offering price of $16.20 per share. Total offering costs were $1.4 million.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,019	$8,402
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	902	286
Net realized loss on investments	5,629	61
Net unrealized (appreciation) depreciation on investments	(3,996)	117
Purchase of investments	(69,143)	(86,720)
Principal payments received on investments	55,954	44,186
Proceeds from sale on investments	39	38
Changes in assets and liabilities:
Net (increase) decrease in investments in money market funds	(22,459)	11,152
Net increase in restricted investments in money market funds	(3,568)	—
Increase in interest receivable	(160)	(70)
Increase in end-of-term payments	(1,148)	(1,011)
Decrease in unearned loan income	(1,190)	(578)
Decrease in other assets	458	16
Decrease in other accrued expenses	(143)	(260)
(Decrease) increase in base management fee payable	(76)	62
Increase (decrease) in incentive fee payable	17	(1,024)
Net cash used in operating activities	(30,865)	(25,343)

Cash flows from financing activities:
Proceeds from issuance of 2019 Notes	—	33,000
Proceeds from shares sold, net of offering cost	—	29,545
Proceeds from issuance of Asset-Backed Notes	90,000	—
Dividends paid	(9,599)	(10,885)
Net decrease in Credit Facilities	(46,020)	(21,320)
Debt issuance costs	(2,125)	(3,007)
Net cash provided by financing activities	32,256	27,333
Net increase in cash	1,391	1,990

Cash:
Beginning of period	1,048	1,298
End of period	$2,439	$3,288
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,982	$2,395
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$626	$1,120
Dividends Payable	$3,308	$—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Debt Investments — 161.6% (9)
Debt Investments — Life Science — 29.3% (9)
ACT Biotech Corporation (8)	Biotechnology	Term Loan (13.10% cash, 8.00% ETP, Due 9/1/14)	$3,947	$3,905	$2,677
Celsion Corporation (2)(5)	Biotechnology	Term Loan (11.75% cash, Due 10/1/15)	2,132	2,121	2,121
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	3,500	3,454	3,454
N30 Pharmaceuticals, LLC (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	999	992	992
		Term Loan (11.25% cash, 3.00% ETP, Due 10/1/15)	2,500	2,473	2,473
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	1,500	1,471	1,471
		Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	500	490	490
Sample6, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	2,500	2,472	2,472
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	1,602	1,593	1,593
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	2,404	2,355	2,355
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	884	883	883
		Term Loan (12.50% cash, Due 8/1/15)	1,391	1,388	1,388
		Term Loan (12.50% cash, Due 10/1/15)	250	249	249
Direct Flow Medical, Inc. (2)	Medical Device	Term Loan (11.00% cash, 3.00% ETP, Due 7/1/16)	5,000	4,923	4,923
		Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	2,500	2,456	2,456
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,714	1,695	1,695
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	1,143	1,129	1,129
		Term Loan (10.50% cash, 3.00% ETP, Due 7/1/16)	1,143	1,110	1,110
PixelOptics, Inc. (2)(8)	Medical Device	Term Loan (10.75% cash, 3.00% ETP, Due 11/1/14)	5,000	4,985	2,798
Tengion, Inc. (2)(5)	Medical Device	Term Loan (13.00% cash, Due 5/1/14)	2,379	2,355	2,355
Tryton Medical, Inc.	Medical Device	Term Loan (10.41% cash, 2.50% ETP, Due 9/1/16)	3,000	2,957	2,957
Total Debt Investments — Life Science				45,456	42,041
Debt Investments — Technology — 94.3% (9)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	3,256	3,176	3,176
eASIC Corporation	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 4/1/17)	2,000	1,964	1,964
Kaminario, Inc. (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,947	2,947
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,947	2,947
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 12/1/15)	3,038	3,013	3,013
		Term Loan (10.25% cash, 8.00% ETP, Due 3/1/16)	1,667	1,651	1,651
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.14% ETP, Due 1/1/16)	3,500	3,465	3,465
		Term Loan (11.00% cash, 2.14% ETP, Due 1/1/16)	3,500	3,465	3,465
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	3,000	2,959	2,959
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,000	1,962	1,962
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, Due 3/1/15)	6,817	6,778	6,778
		Term Loan (11.50% cash, Due 10/1/15)	1,794	1,779	1,779
Ekahau, Inc.	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,500	1,439	1,439
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	5,000	4,857	4,857
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	1,870	1,857	1,857
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	500	496	496
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	4,284	4,226	4,226
Bolt Solutions, Inc. (2)	Software	Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	5,000	4,956	4,956
		Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	5,000	4,956	4,956
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,168	4,168
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,168	4,168
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	2,984	2,973	2,973
		Term Loan (11.45% cash, Due 10/1/15)	2,984	2,973	2,973
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	4,000	3,924	3,924
Fiberlink Communications Corporation (2)	Software	Term Loan (11.50% cash, 5.00% ETP, Due 7/1/16)	5,000	4,965	4,965
		Term Loan (11.50% cash, 5.00% ETP, Due 12/1/16)	3,000	2,974	2,974
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,941	3,941
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,941	3,941
Lotame Solutions, Inc.	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,966	3,966
		Term Loan (11.50% cash, 3.00% ETP, Due 9/1/19)	1,500	1,485	1,485
Netuitive, Inc. (2)	Software	Term Loan (11.75% cash, Due 1/1/16)	2,605	2,569	2,569
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	5,000	4,940	4,940
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	1,000	971	971
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,500	1,474	1,474
		Term Loan (11.75% cash, 3.00% ETP, Due 9/1/16)	1,500	1,471	1,471
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	7,400	7,188	7,188
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 6.50% ETP, Due 6/1/16)	3,000	2,965	2,965
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	1,000	985	985

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Aquion Energy, Inc. (2)	Power Management	Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,978	2,965	2,965
		Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,978	2,965	2,965
		Term Loan (10.25% cash, 4.00% ETP, Due 6/1/16)	3,245	3,229	3,229
Xtreme Power, Inc. (2)	Power Management	Term Loan (10.75% cash, 3.50% ETP, Due 5/1/16)	6,000	5,940	5,130
Total Debt Investments — Technology				136,033	135,223
Debt Investments — Cleantech — 20.0% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,234	2,218	2,218
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,234	2,218	2,218
		Term Loan (10.25% cash, Due 10/1/16)	5,000	4,948	4,948
Semprius, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	3,481	3,457	3,457
Cereplast, Inc. (5)(8)	Waste Recycling	Term Loan (12.00% cash, Due 8/1/14)	1,129	1,027	786
		Term Loan (12.00% cash, Due 8/1/14)	1,211	1,192	843
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	1,487	1,481	1,481
Rypos, Inc.	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	3,000	2,922	2,922
Solarbridge Technologies, Inc. (2)	Energy Efficiency	Term Loan (12.15% cash, 3.21 ETP, Due 4/1/16)	7,000	6,753	6,359
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, Due 6/1/15)	2,214	2,194	2,194
		Revolver (13.75% (Prime + 7.50%) cash, Due 12/31/13)	1,201	1,197	1,197
Total Debt Investments — Cleantech				29,607	28,623
Debt Investments — Healthcare information and services — 18.0% (9)
BioScale, Inc. (2)	Diagnostics	Term Loan (11.51% cash, Due 1/1/14)	915	914	914
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% (Prime + 8.00%) cash, Due 10/1/15)	14,000	13,895	13,895
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 4/1/15)	1,620	1,601	1,601
		Term Loan (11.00% cash, 3.00% ETP, Due 1/1/17)	2,500	2,470	2,470
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,447	3,447
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,447	3,447
Total Debt Investments — Healthcare information and services				25,774	25,774
Total Debt Investments				236,870	231,661
Warrant Investments — 4.6% (9)
Warrants — Life Science — 1.4% (9)
ACT Biotech Corporation	Biotechnology	1,521,782 Preferred Stock Warrants	—	83	—
Ambit Biosciences, Inc.(5)	Biotechnology	44,795 Common Stock Warrants	—	143	120
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	84,583 Common Stock Warrants	—	93	385
Celsion Corporation (5)	Biotechnology	25,685 Common Stock Warrants	—	15	—
Inotek, Pharmaceuticals Corporation	Biotechnology	114,387 Preferred Stock Warrants	—	17	17
N30 Pharmaceuticals, LLC	Biotechnology	214,200 Preferred Stock Warrants	—	122	248
New Haven Pharmaceuticals, Inc.	Biotechnology	34,729 Preferred Stock Warrants	—	22	21
Revance Therapeutics, Inc.	Biotechnology	687,091 Preferred Stock Warrants	—	223	555
Sample6, Inc.	Biotechnology	200,582 Preferred Stock Warrants	—	27	24
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	116,203 Common Stock Warrants	—	83	333
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	94	125
Tranzyme, Inc. (2)(5)	Biotechnology	77,902 Common Stock Warrants	—	6	—
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	134
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
Mitralign, Inc.	Medical Device	295,238 Common Stock Warrants	—	49	38
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
PixelOptics, Inc.	Medical Device	381,612 Preferred Stock Warrants	—	96	—
Tengion, Inc. (2)(5)	Medical Device	1,708,273 Common Stock Warrants	—	124	—
Tryton Medical, Inc.	Medical Device	47,977 Preferred Stock Warrants		14	14
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,793	2,014
Warrants — Technology — 2.1% (9)
Ekahau, Inc.	Communications	978,261 Preferred Stock Warrants	—	34	34
OpenPeak, Inc.	Communications	18,997 Preferred Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	344,574 Preferred Stock Warrants	—	55	55
Everyday Health, Inc.	Consumer-related Technologies	65,674 Preferred Stock Warrants	—	69	98
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	269
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	69
Avalanche Technology, Inc.	Semiconductors	201,835 Preferred Stock Warrants	—	45	57
eASIC Corporation`	Semi-conductor	1,877,799 Preferred Stock Warrants	—	16	16
Kaminario, Inc.	Semi-conductor	1,087,203 Preferred Stock Warrants	—	59	58
Luxtera, Inc.	Semiconductors	1,827,485 Preferred Stock Warrants	—	34	43
Newport Media, Inc.	Semiconductors	188,764 Preferred Stock Warrants	—	40	62

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
NexPlanar Corporation	Semiconductors	172,801 Preferred Stock Warrants	—	36	58
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	1
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	20
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	160
Optaros, Inc.	Internet and media	477,403 Preferred Stock Warrants	—	21	15
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	16
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	37
Motion Computing, Inc.	Networking	260,707 Preferred Stock Warrants	—	7	267
Bolt Solutions, Inc.	Software	202,892 Preferred Stock Warrants	—	113	129
Clarabridge, Inc.	Software	104,503 Preferred Stock Warrants	—	28	290
Construction Software Technologies, Inc. (2)	Software	386,415 Preferred Stock Warrants	—	69	325
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	106	98
Decisyon, Inc.	Software	314,686 Preferred Stock Warrants	—	44	41
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	120
Kontera Technologies, Inc. (2)	Software	99,476 Preferred Stock Warrants	—	102	88
Lotame Solutions, Inc.	Software	216,810 Preferred Stock Warrants	—	4	4
Netuitive, Inc.	Software	748,453 Preferred Stock Warrants	—	75	56
Raydiance, Inc.	Software	735,784 Preferred Stock Warrants	—	51	52
Razorsight Corporation	Software	194,553 Preferred Stock Warrants	—	34	32
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	235
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	7
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	20	19
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	7	61
Xtreme Power, Inc.	Power Management	182,723 Preferred Stock Warrants	—	76	59
Total Warrants — Technology				1,914	2,951
Warrants — Cleantech — 0.5% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	68	73
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	25	23
Cereplast, Inc. (5)	Waste Recycling	365,000 Common Stock Warrants	—	175	—
Enphase Energy, Inc. (5)	Energy Efficiency	161,959 Common Stock Warrants	—	175	353
Rypos, Inc.	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	44
Solarbridge Technologies, Inc. (2)	Energy Efficiency	3,645,302 Preferred Stock Warrants	—	236	213
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	28
Total Warrants — Cleantech				823	734
Warrants — Healthcare information and services — 0.6% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	82
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
Precision Therapeutics, Inc.	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,943 Preferred Stock Warrants	—	378	365
Recondo Technology, Inc.	Software	360,645 Preferred Stock Warrants	—	62	166
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	32
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	141
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	58
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	66	68
Total Warrants — Healthcare information and services				1,153	912
Total Warrants				5,683	6,611
Other Investments — 1.4% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,760	2,000
Total Other Investments				4,760	2,000
Equity — 0.7% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	227	518
Revance Therapeutics, Inc.	Biotechnology	72,925 Preferred Stock	—	73	109
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	420
Cereplast, Inc. (5)	Waste Recycling	200,000 Common Stock	—	—	—
Total Equity				782	1,047
Total Portfolio Investment Assets — 168.3% (9)				$248,095	$241,319

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Short Term Investments — Money Market Funds — 17.4% (9)
Blackrock Liquid Fed Funds Institutional (Fund #30)				$22,741	$22,741
Fidelity Prime Money Market (Class I Fund #690)				91	91
US Bank Money Market				2,187	2,187
Total Short Term Investments — Money Market Funds				$25,019	$25,019
Short Term Investments — Restricted Investments— 2.5% (9)
US Bank Money Market (2)				$3,568	$3,568
Total Short Term Investments — Restricted Investments				$3,568	$3,568

(1)	All of the Company’s investments are in entities which are domiciled in the United States and/or have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Credit Facilities or Asset-Backed Notes.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, the current interest rate in effect as of September 30, 2013 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

(8)	Debt is on non-accrual status at September 30, 2013 and is, therefore, considered non-income producing.

(9)	Value as a percent of net assets.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2012

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Short Term Investments — Money Market Funds — 1.8% (9)
Blackrock Liquid Fed Funds Institutional (Fund #30)				$2,197	$2,197
Fidelity Prime Money Market (Class I Fund #690)				91	91
US Bank Money Market				272	272
Total Short Term Investments — Money Market Funds				$2,560	$2,560

(1)	All of the Company’s investments are in entities which are domiciled in the United States and/or have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Credit Facilities.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, the current interest rate in effect as of December 31, 2012 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

(8)	Debt is on non-accrual status at December 31, 2012 and is, therefore, considered non-income producing.

(9)	Value as a percent of net assets.

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as the sole equity member. Credit I is a special purpose bankruptcy remote entity and is a separate legal entity from the Company and CHF. There has been no activity in Credit I during the nine months ended September 30, 2013.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. As of September 30, 2013, there were three investments on non-accrual status with a cost of $11.1 million and a fair value of $7.1 million. As of December 31, 2012, there were three investments on non-accrual status with a cost of $12.9 million and a fair value of $4.9 million.

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

In connection with substantially all of the Company’s lending arrangements, the Company receives warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are also recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with the Company’s income recognition policy. Subsequent to loan origination, the warrants are also measured at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains or losses from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains or losses on investments.

Realized gains or losses on the sale of investments, or upon the determination that an investment balance, or portion thereof, is not recoverable, are calculated using the specific identification method. The Company measures realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related credit facility. The unamortized balance of debt issuance costs as of September 30, 2013 and December 31, 2012, included in other assets, was $4.9 million and $3.7 million, respectively. The accumulated amortization balance of debt issuance cost as of September 30, 2013 and December 31, 2012 was $1.5 million and $0.6 million, respectively. The amortization expense for the nine months ended September 30, 2013 and 2012 was $0.9 and $0.3 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2013, $0.2 million was recorded for U.S. federal excise tax. For the nine months ended September 30, 2012, no amount was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at September 30, 2013 and December 31, 2012. The 2012, 2011 and 2010 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 3.  Related Party Transactions

Investment Management Agreement

On October 28, 2010, the Company entered into the Investment Management Agreement with the Advisor, which was renewed by the Board in August 2013, under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The management fee payable at September 30, 2013 and December 31, 2012 was $0.3 million and $0.4 million, respectively. The base management fee expense was $1.3 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively. The base management fee expense was $3.8 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.

The incentive fee has two parts, as follows:

The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. The incentive fee with respect to the pre-incentive fee net income is 20.00% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the pre-incentive fee net investment income as if a hurdle rate did not apply.

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

The performance based incentive fee expense was $0.9 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively. The performance based incentive fee expense was $2.5 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively. The entire performance based incentive fee expense for both the three and nine months ended September 30, 2013 and 2012, represents part one of the incentive fee. The incentive fee payable for both September 30, 2013 and December 31, 2012 was $0.9 million. The entire incentive fee payable as of September 30, 2013 and December 31, 2012 represents part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For the three months ended September 30, 2013 and 2012, $0.3 million and $0.4 million were charged to operations under the Administration Agreement, respectively. For both the nine months ended September 30, 2013 and 2012, $0.9 million was charged to operations under the Administration Agreement.

Note 4.  Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	September 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Money market funds	$25,019	$25,019	$2,560	$2,560
Restricted investments	$3,568	$3,568	$—	$—
Non-affiliate investments
Debt	$236,870	$231,661	$228,081	$220,297
Warrants	5,683	6,611	5,715	5,468
Other Investments	4,760	2,000	4,880	2,100
Equity	782	1,047	709	748
Total non-affiliate investments	$248,095	$241,319	$239,385	$228,613

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table shows the Company’s portfolio investments by industry sector:

	September 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$25,074	$25,073	$40,358	$39,569
Medical Device	22,475	19,609	24,296	23,733
Technology
Consumer-Related Technologies	118	436	118	445
Networking	46	304	46	774
Software	72,884	73,449	55,220	55,237
Data Storage	4,782	2,020	4,901	2,121
Internet and Media	6,679	6,770	10,056	10,118
Communications	6,956	6,805	571	526
Semiconductors	36,542	36,401	26,128	25,913
Power Management	15,182	14,409	15,875	15,864
Cleantech
Energy Efficiency	15,102	14,791	18,914	13,138
Waste Recycling	2,394	1,629	3,744	2,199
Alternative Energy	12,934	12,937	8,680	8,683
Healthcare Information and Services
Diagnostics	15,421	15,256	21,952	21,921
Other Healthcare Related Services	7,373	7,193	3,067	2,829
Software	4,133	4,237	5,459	5,543
Total non-affiliate investments	$248,095	$241,319	$239,385	$228,613

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

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

Debt Investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At both September 30, 2013 and December 31, 2012, the discount rates used ranged from 9% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of investments as of September 30, 2013 and December 31, 2012. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements:

September 30, 2013
	Fair	Valuation Techniques/	Unobservable
Investment Type	Value	Methodologies	Input	Range
Debt investments	$224,557	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% - 25%

	7,104	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25%– 33% 0% - 65%

Warrant investments	5,296	Black-Scholes Valuation Model	Price per share Average Industry Volatility	$0.0 – $63.98 21%
			Marketability Discount	20%
			Estimated Time to Exit	1 to 10 years

Other investments	2,000	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 10% - 45%

Equity investments	529	Most Recent Equity Investment	Price Per Share	$1.09 – 1.50
Total Level 3 investments	$239,486

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

Borrowings:  The carrying amount of borrowings under the Credit Facilities (as defined in Note 6) approximates fair value due to the variable interest rate of the Credit Facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. At September 30, 2013, the 2019 Notes were trading on the New York Stock Exchange for $25.42 per note, or $33.6 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on or around September 30, 2013, the Asset-Backed Notes (as defined in Note 6) were trading for $0.9930 per dollar at par value, or $89.4 million, and are categorized as Level 3 with the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

Off-Balance-Sheet Instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$25,019	$—	$25,019	$—
Restricted investments	$3,568	$—	$3,568	$—
Debt investments	$231,661	$—	$—	$231,661
Warrant investments	$6,611	$—	$1,315	$5,296
Other investments	$2,000	$—	$—	$2,000
Equity investments	$1,047	$518	$—	$529

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$2,560	$—	$2,560	$—
Debt investments	$220,297	$—	$—	$220,297
Warrant investments	$5,468	$—	$554	$4,914
Other investments	$2,100	$—	$—	$2,100
Equity investments	$748	$222	$—	$526

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$237,871	$5,150	$529	$2,100	$245,650
Purchase of investments	11,500	—	—	—	11,500
Warrants and equity received and classified as Level 3	—	200	—	—	200
Principal payments received on investments	(17,986)	—	—	(33)	(18,019)
Unrealized appreciation (depreciation) included in earnings	4,844	216	—	(67)	4,993
Realized loss included in earnings	(5,010)	(270)	—	—	(5,280)
Other	442	—	—	—	442
Level 3 assets, end of period	$231,661	$5,296	$529	$2,000	$239,486

During the three months ended September 30, 2013, there were no transfers between levels.

	Three Months Ended September 30, 2012
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$187,932	$4,355	$526	$2,000	$194,813
Purchase of investments	36,464	—	—	—	36,464
Warrants and equity received and classified as Level 3	—	397	—	—	397
Principal payments received on investments	(12,066)	—	—	—	(12,066)
Unrealized appreciation included in earnings	339	40	—	—	379
Other	(264)	—	—	—	(264)
Level 3 assets, end of period	$212,405	$4,792	$526	$2,000	$219,723

During the three months ended September 30, 2012, there were no transfers between levels.

The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$220,297	$4,914	$526	$2,100	$227,837
Purchase of investments	69,143	—	—	—	69,143
Warrants and equity received and classified as Level 3	—	626	—	—	626
Principal payments received on investments	(55,921)	—	—	(33)	(55,954)
Proceeds from sale of warrants	—	(39)	—	—	(39)
Unrealized appreciation (depreciation) included in earnings	2,595	226	(70)	(67)	2,684
Realized loss included in earnings	(5,010)	(315)	—	—	(5,325)
Transfer out of Level 3	—	(116)	—	—	(116)
Transfer from debt to equity investment	(73)	—	73	—	—
Other	630	—	—	—	630
Level 3 assets, end of period	$231,661	$5,296	$529	$2,000	$239,486

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The Company’s transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2013, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in one portfolio company, with a value of $0.1 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the nine months ended September 30, 2013. Because warrants held in publicly traded companies are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of September 30, 2013.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2013 includes $2.7 million unrealized depreciation on loans, $0.1 million unrealized appreciation on warrants, $0.1 million unrealized depreciation on equity and $0.1 million unrealized depreciation on other investments.

	Nine Months Ended September 30, 2012
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$173,286	$4,048	$526	$—	$177,860
Purchase of investments	86,720	—	—	—	86,720
Warrants and equity received and classified as Level 3	—	937	—	—	937
Principal payments received on investments	(44,186)	—	—	—	(44,186)
Unrealized (depreciation) appreciation included in earnings	(872)	85	—	—	(787)
Transfer out of Level 3	—	(278)	—	—	(278)
Transfer from debt to other investments	(2,000)	—	—	2,000	—
Other	(543)	—	—	—	(543)
Level 3 assets, end of period	$212,405	$4,792	$526	$2,000	$219,723

During the nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in two portfolio companies, with a value of $0.3 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the nine months ended September 30, 2012. Because the fair value of warrants held in publicly traded companies are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized these warrants as of September 30, 2012 as Level 2 within the fair value hierarchy described above.

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

As of September 30, 2013 and December 31, 2012, the recorded book balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes and Asset-Backed Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 6.  Borrowings

A summary of the Company’s borrowings as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013
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

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of September 30, 2013, the asset coverage for borrowed amounts was 208%.

The Company entered into a revolving credit facility (the “Wells Facility”) with Wells Fargo Capital Finance, LLC (“Wells”) effective July 14, 2011. The Wells Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $75 million commitment provided by Wells. The Wells Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Wells Facility has a three-year revolving term followed by a three-year amortization period and matures on July 14, 2017. The interest rate was based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. On May 28, 2013, the Company and Wells amended the Wells Facility. As amended, effective May 1, 2013, the stated interest rate was reduced to one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. In general, all other terms and conditions of the Wells Facility remain unchanged. The rate at September 30, 2013 and December 31, 2012 was 4.25% and 5.0%, respectively. The average rate for the three months ended September 30, 2013 and 2012 was 4.25% and 5.0%, respectively. There were no amounts drawn on the Wells Facility during the three months ended September 30, 2013. The average rate for the nine months ended September 30, 2013 and 2012 was 4.8% and 5.0%, respectively. The average amount of borrowings were $9.9 million for the three months ended September 30, 2012. The average amounts of borrowings were $35.0 million and $11.7 million for the nine months ended September 30, 2013 and 2012, respectively.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019, and, on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally with the Company’s future senior unsecured indebtedness; (ii) rank senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security) to the extent of the value of the assets securing such indebtedness and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2013, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF.”

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The Company entered into a term loan credit facility (the “Fortress Facility” and, together with the Wells Facility, the “Credit Facilities”) with Fortress Credit Co LLC effective August 23, 2012. The Fortress Facility is collateralized by all loans and warrants held by Credit III. The Fortress Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, has a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility requires the payment of an unused line fee in an amount equal to 1.00% of any unborrowed amount available under the facility annually and has an effective advance rate of 66% against eligible loans. The Fortress Facility generally bears interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The rate at both September 30, 2013 and December 31, 2012 was 7.00%, and the average rate for both the three and nine months ended September 30, 2013 was 7.00%. The average amount of borrowings was $10.0 million for both the three and nine months ended September 30, 2013.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the Consolidated Statement of Assets and Liabilities. There was $3.6 million of restricted investments in money market funds as of September 30, 2013.

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

The balance of unfunded commitments to extend credit was $7.3 million and $24.6 million as of September 30, 2013 and December 31, 2012, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented 21% and 23% of total loans outstanding as of September 30, 2013 and December 31, 2012, respectively. No single loan represents more than 10% of the total loans as of September 30, 2013 and December 31, 2012. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 21% and 23% of total interest income on investments for the three months ended September 30, 2013 and 2012, respectively. Interest income from the five largest loans accounted for 22% and 23% of total interest income on investments for the nine months ended September 30, 2013 and 2012, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution activity since inception:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
Nine Months Ended September 30, 2013
8/2/13	11/19/13	12/16/13	$0.115	$—	—	$—
8/2/13	10/17/13	11/15/13	$0.115	$—	—	$—
8/2/13	9/18/13	10/15/13	$0.115	$1,051	3,882	$52
5/3/13	8/19/13	9/16/13	$0.115	$1,057	3,376	$46
5/3/13	7/17/13	8/15/13	$0.115	$1,060	2,980	$42
5/3/13	6/20/13	7/15/13	$0.115	$1,070	2,191	$31
3/8/13	5/20/13	6/17/13	$0.115	$1,086	1,099	$15
3/8/13	4/18/13	5/15/13	$0.115	$1,087	1,035	$15
3/8/13	3/20/13	4/15/13	$0.115	$1,046	3,867	$55
			$1.035	$7,457	18,430	$256
Year Ended December 31, 2012
11/27/12	2/21/13	3/15/13	$0.115	$1,050	3,392	$50
11/27/12	1/18/13	2/15/13	$0.115	$1,087	898	$14
11/27/12	12/20/12	1/15/13	$0.115	$1,056	2,930	$44
11/2/12	11/16/12	11/30/12	$0.450	$4,243	4,269	$61
8/7/12	8/17/12	8/31/12	$0.450	$4,105	11,608	$193
5/3/12	5/17/12	5/31/12	$0.450	$3,402	2,299	$37
3/12/12	3/23/12	3/30/12	$0.450	$3,378	3,517	$58
			$2.145	$18,321	28,913	$457
Year Ended December 31, 2011
11/8/11	11/23/11	11/30/11	$0.450	$3,281	9,814	$151
8/9/11	8/23/11	8/30/11	$0.400	$2,836	13,193	$209
5/10/11	5/19/11	5/26/11	$0.330	$2,190	20,104	$316
			$1.180	$8,307	43,111	$676

On November 1, 2013, the Board declared monthly dividends payable as set forth in the table below.

Record Dates	Payment Date	Dividends Declared
February 17, 2014	March 17, 2014	$0.115
January 20, 2014	February 17, 2014	$0.115
December 16, 2013	January 15, 2014	$0.115

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10.  Subsequent Events

On November 4, 2013 the Company renewed and amended its Wells Facility previously administered by Wells and facilitated the assignment of all rights and obligations of Wells under the Wells Facility to Key Equipment Finance, Inc. (“Key”) (hereinafter in this footnote the Wells Facility shall be referred to as the “Key Facility”).

The Key Facility, among other things, provides the Company’s wholly owned subsidiary, Credit II, with a $50 million commitment from Key and contains an “accordion” feature allowing additional lenders to make commitments under the Key Facility up to an aggregate commitment of $150 million. The Key Facility has a three year revolving period followed by a two year amortization period and matures on November 4, 2018. The Key Facility generally bears interest based on LIBOR plus 3.25%, with a LIBOR floor of 0.75%. The Key Facility allows for a maximum advance rate of 50% against eligible loans and will be secured by all of the assets of Credit II. The Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

Note 11.  Financial Highlights

The financial highlights for the Company are as follows:

	Nine Months Ended September 30,
	2013		2012

Per share data:
Net asset value at beginning of period	$15.15		$17.01
Net investment income	1.03		1.06
Realized loss on investments	(0.61)		(0.01)
Unrealized appreciation (depreciation) on investments	0.42		(0.02)
Net increase in net assets resulting from operations	0.84		1.03
Net dilution from issuance of common stock	—		(0.28)
Dividends declared	(1.04)		(1.35)
Net asset value at end of period	$14.95		$16.41
Per share market value, end of period	$13.32		$16.16
Total return based on a market value	(3.8	)%(1)	7.3	%(1)
Shares outstanding at end of period	9,588,993		9,562,956
Ratios to average net assets:
Expenses without incentive fees	11.5	%(2)	8.0	%(2)
Incentive fees	2.3	%(2)	2.0	%(2)
Total expenses	13.8	%(2)	10.0	%(2)
Provision for excise tax	0.2	%(2)	—	%(2)
Net investment income with incentive fees	9.1	%(2)	8.4	%(2)
Average net asset value	$143,951		$135,934
Average debt per share	11.56		7.37
Portfolio turnover ratio	29.3%		48.3%

(1)	The total return for the nine months ended September 30, 2013 and 2012, equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.
(2)	Annualized.

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

Portfolio Composition and Investment Activity

The following table shows our portfolio by asset class as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	# of Investments	Fair Value	Percentage of Total Portfolio	# of Investments	Fair Value	Percentage of Total Portfolio
Term loans	48	$216,569	89.7%	41	$200,685	87.8%
Revolving loans	2	15,092	6.3%	4	19,612	8.6%
Total loans	50	231,661	96.0%	45	220,297	96.4%
Warrants	71	6,611	2.7%	62	5,468	2.4%
Other investments	1	2,000	0.8%	1	2,100	0.9%
Equity	4	1,047	0.5%	2	748	0.3%
Total		$241,319	100.0%		$228,613	100.0%

Total portfolio investment activity as of and for the periods ended September 30, 2013 and 2012 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning portfolio	$246,861	$195,600	$228,613	$178,013
New loan funding	11,500	48,464	69,143	117,459
Less refinanced balances and participation	—	(12,000)	—	(30,739)
Net new loan funding	11,500	36,464	69,143	86,720
Principal payments received on investments	(10,536)	(10,607)	(29,193)	(28,522)
Early pay-offs	(7,483)	(1,459)	(26,761)	(15,664)
Accretion of loan fees	694	606	1,995	1,698
New loan fees	(118)	(372)	(806)	(1,120)
New equity	—	—	73	—
Proceeds from sale of investments	—	—	(39)	(38)
Net realized loss on investments	(5,566)	—	(5,629)	(61)
Net appreciation (depreciation) on investments	5,967	677	3,996	(117)
Other	—	—	(73)	—
Ending Portfolio	$241,319	$220,909	$241,319	$220,909

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our loan portfolio by industry sector as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Loans at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Portfolio
Life Science
Biotechnology	$22,618	9.8%	$38,018	17.3%
Medical Device	19,423	8.4%	23,446	10.6%
Technology
Software	71,953	31.0%	54,358	24.7%
Internet and Media	6,579	2.8%	9,763	4.4%
Communication	6,296	2.7%	—	—
Semiconductors	36,106	15.6%	25,795	11.7%
Power Management	14,289	6.2%	15,792	7.2%
Cleantech
Energy Efficiency	14,153	6.1%	12,950	5.9%
Waste Recycling	1,629	0.7%	2,197	1.0%
Alternative Energy	12,841	5.5%	8,586	3.9%
Healthcare Information and Services
Diagnostics	14,809	6.4%	21,340	9.7%
Other Healthcare Related Services	6,894	3.0%	2,655	1.2%
Software	4,071	1.8%	5,397	2.4%
Total	$231,661	100.0%	$220,297	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented 21% and 23% of total loans outstanding as of September 30, 2013 and December 31, 2012, respectively. No single loan represented more than 10% of our total loans as of September 30, 2013 and December 31, 2012.

Loan Portfolio Asset Quality

We use an internal credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and while no loss is currently anticipated for a 2 rated loan, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and increased risk. Our internal credit rating system is not a national credit rating system. The following table shows the classification of our loan portfolio by credit rating as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Loans at Fair Value	Percentage of Loan Portfolio	Loans at Fair Value	Percentage of Loan Portfolio

Credit Rating
4	$38,909	16.8%	$30,818	14.0%
3	170,768	73.7%	181,019	82.2%
2	14,880	6.4%	3,560	1.6%
1	7,104	3.1%	4,900	2.2%
Total	$231,661	100.0%	$220,297	100.0%

As of September 30, 2013 and December 31, 2012, our loan portfolio had a weighted average credit rating of 3.1 and 3.2, respectively. As of September 30, 2013, there were three investments with a credit rating of 2. As of December 31, 2012, there was one investment with a credit rating of 2. As of both September 30, 2013 and December 31, 2012, there were three investments with a credit rating of 1, all of which were on non-accrual status.

Consolidated Results of Operations

As a BDC and a RIC for U.S. federal income tax purposes, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The results of operations described below may not be indicative of the results we report in future periods.

Consolidated operating results for the three months ended September 30, 2013 and 2012 are as follows:

	For the Three Months Ended
	September 30,
	2013	2012
Total investment income	$8,712	$6,619
Total expenses	5,145	3,650
Net investment income before excise tax	3,567	2,969
Provision for excise tax	(80)	—
Net investment income	3,487	2,969
Net realized loss on investments	(5,566)	—
Net unrealized appreciation on investments	5,967	677
Net increase in net assets resulting from operations	$3,888	$3,646
Average investments, at fair value	$238,167	$195,147
Average debt outstanding	$133,000	$59,112

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Comparison of the three months ended September 30, 2013 and 2012

Investment Income

Investment income increased by $2.1 million, or 31.6%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. For the three months ended September 30, 2013, total investment income consisted primarily of $8.2 million in interest income from investments, which included $1.6 million in income from the accretion of origination fees and end-of-term payments, or ETPs. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio and higher fee income. Fee income, for the three months ended September 31, 2013, of $0.5 million was primarily earned from prepayment fees collected from our portfolio companies, as we experienced early payoffs of $7.5 million. For the three months ended September 30, 2012, total investment income consisted primarily of $6.4 million in interest income from investments, which included $1.1 million in income from the accretion of origination fees and ETPs.

For the three months ended September 30, 2013 and 2012, our dollar-weighted average annualized yield on average debt investments was 14.6% and 13.6%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 21% and 23% of investment income for the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, interest receivables were $4.1 million and $2.8 million, respectively, which represent accreted ETPs and one month of accrued interest income on substantially all of our loans.

Expenses

Total expenses increased by $1.5 million, or 41.0%, to $5.1 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees, interest expense and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense for the three months ended September 30, 2013 and 2012 was $2.2 million and $1.1 million, respectively. Interest expense for the three months ended September 30, 2013 increased primarily due to an increase in our average debt outstanding, as well as an increase in borrowing cost associated with our term loan credit facility.

Management fee expense for the three months ended September 30, 2013 and 2012 was $1.3 million and $1.1 million, respectively. Management fee expense increased compared to the three months ended September 30, 2012 as a result of an increase in average gross assets partially offset by a waiver of the base management fee earned on cash during the period. The Advisor waived $0.1 million of the base management fees it would have otherwise earned during the three months ended September 30, 2013. The Advisor waived such fees because we held more cash during the three month period than is typical for us to hold during a three month period. We held such cash due to the sale of the Asset-Backed Notes on June 28, 2013. Our Advisor is not obligated to waive the base management fee on cash in future periods.

Performance based incentive fee for the three months ended September 30, 2013 increased compared to the three months ended September 30, 2012 due to higher pre-incentive fee net investment income in the three months ended September 30, 2013. The incentive fees for the three months ended September 30, 2013 and 2012 were $0.9 million and $0.7 million, respectively, and consisted entirely of incentive fees payable on pre-incentive fee net investment income. Administrative fee expense for the three months ended September 30, 2013 and 2012 was $0.3 million and $0.4 million, respectively.

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

During the three months ended September 30, 2013, we recognized realized losses totaling $5.6 million primarily due to the determination that our non-accrual debt investment and warrant investments in one portfolio company were not recoverable, which resulted in a realized loss totaling $5.3 million. During the three months ended September 30, 2012, we did not have any recognized realized gains or losses.

During the three months ended September 30, 2013, net unrealized appreciation on investments totaled $6.0 million which was primarily due to the reversal of previously recorded unrealized depreciation on our non-accrual debt investment and warrant investments in one portfolio company totaling $5.3 million and the remainder related to the change in fair values of our investment portfolio during the period. During the three months ended September 30, 2012, net unrealized appreciation on investments totaled $0.7 million which was primarily due to the change in fair values of our investment portfolio during the period.

Consolidated operating results for the nine months ended September 30, 2013 and 2012 are as follows:

	For the Nine Months Ended
	September 30,
	2013	2012
Total investment income	$24,868	$18,726
Total expenses	14,846	10,146
Net investment income before excise tax	10,022	8,580
Provision for excise tax	(160)	—
Net investment income	9,862	8,580
Net realized loss on investments	(5,839)	(61)
Net unrealized appreciation (depreciation) on investments	3,996	(117)
Net increase in net assets resulting from operations	$8,019	$8,402
Average investments, at fair value	$235,745	$179,417
Average debt outstanding	$110,692	$59,886

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Comparison of the nine months ended September 30, 2013 and 2012

Investment Income

Investment income increased by $6.1 million, or 32.8%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. For the nine months ended September 30, 2013, total investment income consisted primarily of $24.0 million in interest income from investments, which included $4.6 million in income from the accretion of origination fees and ETPs. Interest income on investments increased primarily due to the increased average size of the loan portfolio. Fee income for the nine months ended September 31, 2013 of $0.9 million was primarily earned from prepayment fees collected from our portfolio companies as we experienced early payoffs of $26.8 million. For the nine months ended September 30, 2012, total investment income consisted primarily of $17.8 million in interest income from investments, which included $3.1 million in income from the accretion of origination fees and ETPs.

For the nine months ended September 30, 2013 and 2012, our dollar-weighted average annualized yield on average debt investments was 14.1% and 13.9%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 22% and 23% of investment income for the nine months ended September 30, 2013 and 2012, respectively.

Expenses

Total expenses increased by $4.7 million, or 46.3%, to $14.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees, interest expense and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense for the nine months ended September 30, 2013 and 2012 was $5.9 million and $2.8 million, respectively. Interest expense for the nine months ended September 30, 2013 increased primarily due to an increase in our average debt outstanding, as well as an increase in borrowing cost associated with our term loan credit facility and our 2019 Notes.

Management fee expense for the nine months ended September 30, 2013 and 2012 was $3.8 million and $3.0 million, respectively. Management fee expense increased compared to the nine months ended September 30, 2012 as a result of an increase in average gross assets.

Performance based incentive fees for the nine months ended September 30, 2013 increased compared to the nine months ended September 30, 2012 due to higher pre-incentive fee net investment income in the nine months ended September 30, 2013. The incentive fees for the nine months ended September 30, 2013 and 2012 were $2.5 million and $2.0 million, respectively, and consisted entirely of incentive fees payable on pre-incentive fee net investment income. Administrative fee expense for both the nine months ended September 30, 2013 and 2012 was $0.9 million.

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

During the nine months ended September 30, 2013, we recognized realized losses totaling $5.8 million primarily due to the determination that our non-accrual debt investment and warrant investments in one l portfolio company were not recoverable, which resulted in a realized loss totaling $5.3 million. During the nine months ended September 30, 2012, we recognized realized losses of $0.1 million primarily due to the charge off of warrants in one portfolio company.

During the nine months ended September 30, 2013, net unrealized appreciation on investments totaled $4.0 million which was primarily due to the reversal of previously recorded unrealized depreciation on our non-accrual debt investment and warrant investments in one portfolio company totaling $5.3 million and the remainder relates to change in fair values of our investment portfolio during the period. During the nine months ended September 30, 2012, net unrealized depreciation on investments totaled $0.1 million which was primarily due to the change in fair values of our investment portfolio during the period.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, we had cash and investments in money market funds of $31.0 million and $3.6 million, respectively. As of September 30, 2013 and December 31, 2012, we had availability under our existing Credit Facilities of $10.0 million and $56.0 million, respectively. These amounts are available to fund new investments, reduce borrowings under a revolving credit facility with Wells Fargo Capital Finance, LLC, or the Wells Facility, and a term loan credit facility with Fortress Credit Co LLC, or the Fortress Facility, pay down the $90 million principal amount of fixed-rate asset-backed notes, or Asset-Backed Notes, pay operating expenses and pay dividends. In this quarterly report on Form 10-Q, we refer to the Wells Facility and the Fortress Facility, collectively, as the Credit Facilities. Our primary sources of capital have been from our private and public common stock offerings, use of our Credit Facilities and issuance of our Asset-Backed Notes and 7.375% senior unsecured notes due in 2019, or the 2019 Notes.

As of September 30, 2013, there was no outstanding principal balance under the Wells Facility. As of September 30, 2013, we had available borrowing capacity of $75.0 million under our Wells Facility, subject to existing terms and advance rates.

As of September 30, 2013, the outstanding principal balance under the Fortress Facility was $10.0 million. As of September 30, 2013, we had available borrowing capacity of $65.0 million under our Fortress Facility, subject to existing terms and advance rates.

Our operating activities used cash of $30.9 million for the nine months ended September 30, 2013, and our financing activities provided cash of $32.3 million for the same period. Our operating activities used cash primarily for investing in portfolio companies, net of principal payments received. Our financing activities provided cash primarily from the issuance of our Asset-Backed Notes, offset by a net decrease in borrowings under our Credit Facilities and our dividends paid in the period.

Our operating activities used cash of $25.3 million for the nine months ended September 30, 2012 and our financing activities provided cash of $27.3 million for the same period. Our operating activities used cash primarily for investing in portfolio companies. Our financing activities provided cash primarily from the issuance of our Senior Notes of $33.0 million, and the completion of a follow-on public offering of 1.9 million shares of common stock for proceeds of $29.5 million, after deducting offering expenses.

Our primary use of available funds is to make investments in portfolio companies and for general corporate purposes. We expect to raise additional equity and debt capital opportunistically as needed, and subject to market conditions, to support our future growth, to the extent permitted by the 1940 Act.

At September 30, 2013, we had $3.6 million of restricted investments in money market funds. Our restricted investments in money market funds are generated from collections of principal payments on assets that secure the Asset-Backed Notes. In accordance with the terms of the related securitized Asset-Backed Notes, the restricted funds may be used to pay monthly fees, interest and principal on the Asset-Backed Notes and are not distributed to us or available for our general operations.

In order to satisfy the Code requirements applicable to a RIC, we distribute to our stockholders all or substantially all of our income except for certain net capital gains. In addition, as a BDC, we are required to meet a coverage ratio of 200%. This requirement limits the amount that we may borrow. As of September 30, 2013, the asset coverage for borrowed amounts was 208%.

We believe that our current cash and investments in money market funds, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current Borrowings

A summary of our borrowings as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013
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

We, through our wholly owned subsidiary, Horizon Credit II LLC, or Credit II, entered into the Wells Facility on July 14, 2011. The interest rate was based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. On May 28, 2013, we entered into an agreement with Wells Fargo Capital Finance, LLC to amend the Wells Facility. As amended, effective May 1, 2013, the stated interest rate of the Wells Facility was reduced to the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. In general, all other terms and conditions of the Wells Facility remain unchanged. The interest rate was 4.25% and 5.00% as of September 30, 2013 and December 31, 2012, respectively.

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

On March 23, 2012, we issued and sold $30 million aggregate principal amount of 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $3 million of such notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and rank (1) equally in right of payment with our future senior unsecured indebtedness; (2) senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2013, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

We, through our wholly owned subsidiary Horizon Credit III LLC, or Credit III, entered into the Fortress Facility on August 23, 2012. The interest rate on the Fortress Facility is based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The interest rate was 7.00% as of September 30, 2013 and December 31, 2012.

We may request advances under the Fortress Facility through August 23, 2016, or the Draw Period. After the Draw Period, we may not request new advances and we must repay the outstanding advances under the Fortress Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Fortress Facility, particularly the condition that the principal balance of the Fortress Facility does not exceed sixty-six percent (66%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Fortress Facility are due and payable on August 23, 2017.

The Fortress Facility is collateralized by loans held by Credit III and permits an advance rate of up to 66% of eligible loans held by Credit III. The Fortress Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and to comply with portfolio company concentration limits as defined in the related loan agreement.

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

As of September 30, 2013 and December 31, 2012, other assets were $5.4 million and $4.6 million, respectively, which were primarily, comprised of debt issuance costs.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2013 is as follows:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3-5 Years	After 5 years
Borrowings	$133,000	$27,901	$70,702	$1,397	$33,000
Unfunded commitments	7,299	6,299	1,000	—	—
Total	$140,299	$34,200	$71,702	$1,397	$33,000

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2013, we had unfunded commitments of $7.3 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

In addition to the Wells Facility and Fortress Facility, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. Payments under the Investment Management Agreement are equal to (1) a base management fee equal to a percentage of the value of our gross assets and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligation under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. See Note 3 to our Consolidated Financial Statements for additional information regarding our Investment Management Agreement and our Administration Agreement.

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

Our Board determines the fair value of our investments in good faith, based on the input of management, the audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under our valuation policy and a consistently applied valuation process. The Board conducts this valuation process at the end of each fiscal quarter, with 25% (based on fair value) of our valuation of portfolio companies that do not have a readily available market quotations subject to review by an independent valuation firm.

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

In connection with substantially all of our lending arrangements, we receive warrants to purchase shares of stock from the borrower. We record the warrants as assets at estimated fair value on the grant date using the Black-Scholes valuation model. We consider the warrants loan fees and also record as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with our income recognition policy. Subsequent to loan origination, we also measure the warrants at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on warrants. Gains or losses from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains or losses on warrants.

Realized gains or losses on the sale of investments, or upon the determination that an investment balance, or portion thereof, is not recoverable, are calculated using the specific identification method. We measure realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2013 and December 31, 2012.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2013 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2013 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012.

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
46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: November 5, 2013	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of
the Board of Directors

Date: November 5, 2013	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer

