Form 10-K
period 2013-12-31
Horizon Technology Finance Corp
filed 2014-03-11
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER: 814-00802

HORIZON TECHNOLOGY FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	27-2114934
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
312 Farmington Avenue,
Farmington, CT	06032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (860) 676-8654

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

7.375% 2019 Notes due 2019	The New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2013 based on the closing price on that date of $13.74 on the Nasdaq Global Select Market was $130.6 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 9,615,246 shares of the Registrant’s common stock outstanding as of March 6, 2014.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms:

•	“we,” “us,” “our” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation, a Delaware corporation, and its consolidated subsidiaries;

•	The “Advisor” or the “Administrator” refer to Horizon Technology Finance Management LLC, a Delaware limited liability company;

•	“Credit I” refers to Horizon Credit I LLC, a Delaware limited liability company, “Credit II” refers to Horizon Credit II LLC, a Delaware limited liability company, “Credit III” refers to Horizon Credit III LLC, a Delaware limited liability company, all of which are special purpose bankruptcy remote entities and our direct subsidiaries;

•	“WestLB” refers to WestLB, AG, New York Branch and “WestLB Facility” refers to a revolving credit facility we entered into with WestLB on March 4, 2008 that was closed during the fourth quarter of 2012;

•	“Wells” refers to Wells Fargo Capital Finance LLC and “Wells Facility” refers to a revolving credit facility we entered into with Wells on July 14, 2011 and with respect to which all rights and obligations of Wells were assigned to Key, effective November 4, 2013;

•	“Key” refers to Key Equipment Finance and “Key Facility” refers to the Wells Facility after all rights and obligations of Wells under the Wells Facility were assigned to Key, effective November 4, 2013;

•	“2019 Notes” refers to our $33 million aggregate principal amount of 7.375% senior unsecured notes due 2019 on March 23, 2012 and April 18, 2012;

•	“Fortress” refers to Fortress Credit Co LLC and “Fortress Facility” refers to a term loan credit facility we entered into with Fortress on August 23, 2012;

•	“Credit Facilities” refers collectively to the Key Facility and Fortress Facility;

•	“2013-1 Securitization” refers to the $189.3 million securitization of secured loans we completed on June 28, 2013; and

•	“Asset-Backed Notes” refers to our $90 million aggregate principal amount of fixed-rate asset-backed notes issued in conjunction with the 2013-1 Securitization.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements which apply to both us and our consolidated subsidiaries and relate to future events, future performance or financial condition. The forward-looking statements involve risks and uncertainties for both us and our consolidated subsidiaries and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors described in “Item 1A.—Risk Factors” and elsewhere in this annual report on Form 10-K.

Item 1.  Business

General

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to collectively as our “Target Industries.” Our investment objective is to generate current income from the loans we make and capital appreciation from the warrants we receive when making such loans. We make secured loans, which we refer to as “Venture Loans,” to companies backed by established venture capital and private equity firms in our Target Industries, which we refer to as “Venture Lending.” We also selectively lend to publicly traded companies in our Target Industries. Venture Lending is typically characterized by (1) the making of a secured loan after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or net short-term capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution, asset diversification and other requirements.

Compass Horizon Funding Company LLC, a Delaware limited liability company, or Compass Horizon, our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity. When we refer to our historical performance, we include the performance of Compass Horizon.

From our inception and through December 31, 2013, we funded 103 portfolio companies and invested $565.2 million in loans (including 54 loans, in the amount $226.9 million, that have been repaid). As of December 31, 2013, our total debt investment portfolio consisted of 49 loans which totaled $213.8 million, and our net assets were $135.8 million. All of our existing loans are secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The loans in our loan portfolio are generally not rated by any rating agency. If the individual loans in our portfolio were rated, they would be rated below “investment grade” because they are subject to many risks, including volatility, intense competition, short product life cycles and periodic downturns.

For the year ended December 31, 2013, our loan portfolio had a dollar-weighted average annualized yield of 14.4% (excluding any yield from warrants). As of December 31, 2013, our loan portfolio had a dollar-weighted average term of 42 months from inception and a dollar-weighted average remaining term of 29 months. In addition, we held warrants to purchase either common stock or preferred stock in 73 portfolio companies. As of December 31, 2013, substantially all of our loans had an original committed principal amount of between $2 million and $15 million, repayment terms of between 33 and 48 months and bore current pay interest at annual interest rates of between 9% and 13%.

Our investment activities and our day-to-day operations are managed by our Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of us and our Advisor. Under an investment management agreement, or the Investment Management Agreement, with our Advisor, we have agreed to pay our Advisor a base management fee and an incentive fee for its advisory services to us. We have also entered into an administration agreement, or the Administration Agreement, with our Advisor under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

Our common stock began trading October 29, 2010 and is currently traded on the NASDAQ Global Select Market under the symbol “HRZN”.

Information Available

Our principal executive office is located at 312 Farmington Avenue, Farmington, Connecticut 06032, our telephone number is (860) 676-8654, and our internet address is www.horizontechnologyfinancecorp.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Our Advisor

Our investment activities are managed by our Advisor, and we expect to continue to benefit from our Advisor’s ability to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate investments and manage our diversified portfolio of investments. In addition to the experience gained from the years that they have worked together both at our Advisor and prior to the formation by our Advisor, the members of our investment team have broad lending backgrounds, with substantial experience at a variety of commercial finance companies, technology banks and private debt funds, and have developed a broad network of contacts within the venture capital and private equity community. This network of contacts provides a principal source of investment opportunities.

Our Advisor is a Delaware limited liability company that is a registered investment advisor under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The principal executive address of our Advisor is 312 Farmington Avenue, Farmington, Connecticut 06032.

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

Our Strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the loans we make and capital appreciation from the warrants we receive when making such loans. To further implement our business strategy, we expect our Advisor to continue to employ the following core strategies:

•	Structured Investments in the Venture Capital and Private Equity Markets. We make loans to development-stage companies within our Target Industries typically in the form of secured loans. The secured debt structure provides a lower risk strategy, as compared to equity investments, to participate in the emerging technology markets because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current-pay interest and amortization of loan principal and have a senior position to equity in the borrower’s capital structure in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our loans primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the loan upon a default. Only the potential gains from warrants depend upon equity investments exits.

•	“Enterprise Value” Lending. We and our Advisor take an enterprise value approach to the loan structuring and underwriting process. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the applicable portfolio company’s particular technology, service or customer base. We secure our senior or subordinated lien position against the enterprise value of a portfolio company.

•	Creative Products with Attractive Risk-Adjusted Pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Venture Loans. These funding needs include funds for additional development “runways,” funds to hire or retain sales staff or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current-pay interest, commitment fees, end-of-term payments, or ETPs, pre-payment fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ financing requirements while mitigating risk and maximizing returns on our investments.

•	Opportunity for Enhanced Returns. To enhance our loan portfolio returns, in addition to interest and fees, we obtain warrants to purchase the equity of our portfolio companies as additional consideration for making loans. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors.

•	Direct Origination. We originate transactions directly with technology, life science, healthcare information and services and cleantech companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.

•	Disciplined and Balanced Underwriting and Portfolio Management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance our investment portfolio to reduce the risk of down market cycles associated with any particular industry or sector, development-stage or geographic area. Our Advisor employs a “hands on” approach to portfolio management requiring private portfolio companies to provide monthly financial information and to participate in regular updates on performance and future plans.

•	Use of Leverage. We currently use leverage to increase returns on equity through our Credit Facilities, our 2019 Notes and our 2013-1 Securitization. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

Market Opportunity

We focus our investments primarily in four key industries of the emerging technology market: technology, life science, healthcare information and services and cleantech. The technology sectors we focus on include, but are not limited to, communications, networking, wireless communications, data storage, software, cloud computing, semiconductor, internet and media, and consumer-related technologies. The life science sectors we focus on include, but are not limited to, biotechnology, drug delivery, bioinformatics and medical devices. The healthcare information and services sectors we focus on include, but are not limited to, diagnostics, medical record services and software and other healthcare related services and technologies that improve efficiency and quality of administered healthcare. The cleantech sectors we focus on include, but are not limited to, alternative energy, water purification, energy efficiency, green building materials and waste recycling.

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

Competitive Strengths

We believe that we, together with our Advisor, possess significant competitive strengths, including:

Consistently Execute Commitments and Close Transactions.  Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed more than 165 Venture Loans with an aggregate original principal amount over $1.1 billion since operations commenced in 2004. In our experience, prospective portfolio companies prefer lenders that have a demonstrated ability to deliver on their commitments.

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

Well-Known Brand Name.  Our Advisor has originated Venture Loans to more than 165 companies in our Target Industries under the “Horizon Technology Finance” brand. We believe that the “Horizon Technology Finance” brand as a competent, knowledgeable and active participant in the Venture Lending marketplace will continue to result in a significant number of referrals and prospective investment opportunities in our Target Industries.

Competition

We compete to provide financing to development-stage companies in our Target Industries with a number of investment funds and other BDCs, as well as traditional financial services companies such as commercial banks and other financing sources. Some of our competitors are larger and have greater financial, technical, marketing and other resources than we have. We believe we compete effectively with these entities primarily on the basis of the experience, industry knowledge and contacts of our Advisor’s investment professionals, its responsiveness and efficient investment analysis and decision-making processes, its creative financing products and highly customized investment terms. We do not intend to compete primarily on the interest rates we offer and believe that some competitors make loans with rates that are comparable to or lower than our rates. For additional information concerning our competitive position and competitive risks, see “Item 1A — Risk Factors — Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities, and if we are not able to compete effectively, our business, results of operations and financial condition may be adversely affected and the value of your investment in us could decline.”

Investment Criteria

We seek to invest in companies that are diversified by their stage of development, their Target Industries and sectors of Target Industries and their geographical location, as well as by the venture capital and private equity sponsors that support our portfolio companies. While we invest in companies at various stages of development, we require that prospective portfolio companies be beyond the seed stage of development and have received at least their first round of venture capital or private equity financing before we will consider making an investment. We expect a prospective portfolio company to demonstrate its ability to advance technology and increase its value over time.

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

Investment Process

Our Board has delegated authority for all investment decisions to our Advisor. Our Advisor, in turn, has created an integrated approach to the loan origination, underwriting, approval and documentation process that we believe effectively combines the skills of our Advisor’s professionals. This process allows our Advisor to achieve an efficient and timely closing of an investment from the initial contact with a prospective portfolio company through the investment decision, close of documentation and funding of the investment, while ensuring that our Advisor’s rigorous underwriting standards are consistently maintained. We believe that the high level of involvement by our Advisor’s staff in the various phases of the investment process allows us to minimize the credit risk while delivering superior service to our portfolio companies.

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

Loan Closing and Funding.   Approved investments are documented and closed by our Advisor’s in-house legal and loan administration staff. Loan documentation is based upon standard templates created by our Advisor and is customized for each transaction to reflect the specific deal terms. The transaction documents typically include a loan and security agreement, warrant agreement and applicable perfection documents, including applicable Uniform Commercial Code, or UCC, financing statements and, as applicable, may also include a landlord agreement, patent and trademark security grants, a subordination agreement and other standard agreements for commercial loans in the Venture Lending industry. Funding requires final approval by our Advisor’s General Counsel, Chief Executive Officer or President, Chief Financial Officer and Chief Credit Officer.

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

Our Advisor has developed a proprietary internal credit rating system to analyze the quality of our loans. Using this system, our Advisor analyzes and then rates the credit risk within the portfolio on a monthly basis. Each portfolio company is rated on a 1 through 4 scale, with 3 representing the rating for a standard level of risk. A rating of 4 represents an improved and better credit quality. A rating of 2 or 1 represents a deteriorating credit quality and increasing risk. Newly funded investments are typically assigned a rating of 3, unless extraordinary circumstances require otherwise. These investment ratings are generated internally by our Advisor, and we cannot guarantee that others would assign the same ratings to our portfolio investments or similar portfolio investments.

Our Advisor closely monitors portfolio companies rated a 1 or 2 for adverse developments. In addition, our Advisor maintains regular contact with the management, board of directors and major equity holders of these portfolio companies in order to discuss strategic initiatives to correct the deterioration of the portfolio company.

The table below describes each rating level:

Rating	Description of Rating

4	The portfolio company has performed in excess of our expectations at the time of initial underwriting as demonstrated by exceeding revenue milestones, clinical milestones or other operating metrics or as a result of raising capital well in excess of our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value greatly exceeds our loan balance; it has achieved cash flow positive operations or has sufficient cash resources to cover the remaining balance of the loan; there is strong potential for warrant gains from our warrants; and there is a high likelihood that the borrower will receive favorable future financing to support operations. Loans rated 4 are the lowest risk profile in our portfolio and there is no expected risk of principal loss.

3	The portfolio company has performed to our expectations at the time of initial underwriting as demonstrated by hitting revenue milestones, clinical milestones or other operating metrics. It has raised, or is expected to raise, capital consistent with our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value comfortably exceeds our loan balance; it has sufficient cash resources to operate according to its plan; it is expected to raise additional capital as needed; and there continues to be potential for warrant gains from our warrants. All new loans are rated 3 when approved and thereafter 3-rated loans represent a standard risk profile, with no loss currently expected.

2	The portfolio company has performed below our expectations at underwriting as demonstrated by missing revenue milestones, delayed clinical progress or otherwise failing to meet projected operating metrics. It may have raised capital in support of the poorer performance but generally on less favorable terms than originally contemplated at the time of underwriting. Generally the portfolio company displays one or more of the following: its enterprise value exceeds our loan balance but at a lower multiple than originally expected; it has sufficient cash to operate according to its plan but liquidity may be tight; and it is planning to raise additional capital but there is uncertainty and the potential for warrant gains from our warrants are possible, but unlikely. Loans rated 2 represent an increased level of risk. While no loss is currently anticipated for a 2-rated loan, there is potential for future loss of principal.

1	The portfolio company has performed well below plan as demonstrated by materially missing revenue milestones, delayed or failed clinical progress or otherwise failing to meet operating metrics. The portfolio company has not raised sufficient capital to operate effectively or retire its debt obligation to us. Generally the portfolio company displays one or more of the following: its enterprise value may not exceed our loan balance; it has insufficient cash to operate according to its plan and liquidity may be tight; and there are uncertain plans to raise additional capital or the portfolio company is being sold under distressed conditions. There is no potential for warrant gains from our warrants. Loans rated 1 are generally put on non-accrual status and represent a high degree of risk of loss.

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

Employees

We do not have any employees. Each of our executive officers is an employee of our Advisor. Our day-to-day investment operations are managed by our Advisor. We reimburse our Advisor for our allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, as our Administrator, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

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

13

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

Generally, our expenses will be expensed as incurred in accordance with U.S. generally accepted accounting principles, or GAAP. To the extent we incur costs that should be capitalized and amortized into expense we will also do so in accordance with GAAP, which may include amortizing such amount on a straight line basis over the life of the asset or the life of the services or product being performed or provided.

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

Board Approval of the Investment Management Agreement

Our Board held an in-person meeting on August 2, 2013, in order to consider and approve our Investment Management Agreement for another twelve-month period. In its consideration of the Investment Management Agreement, the Board focused on information it had received relating to: (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and its discussions, the Board, including a majority of our directors who are not interested persons, concluded that the investment management fee rates were reasonable in relation to the services to be provided.

Duration and Termination

The Investment Management Agreement was approved by our Board on October 25, 2010 and was most recently renewed on August 2, 2013. Following its initial two-year term, unless terminated, the Investment Management Agreement will remain in effect from year to year if approved annually by either (1) our Board, including approval by a majority of our directors who are not interested persons, or (2) the affirmative vote of the holders of a majority of our outstanding voting securities. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other. See “Item 1A — Risk Factors — Risks Related to our Business and Structure — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.” We are dependent upon senior management personnel of our Advisor for our success, and if our Advisor is unable to hire and retain qualified personnel or if our Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Administration Agreement

The Administration Agreement was approved by our Board on October 25, 2010 and was most recently renewed on August 2, 2013. The Administrator provides administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and our Chief Financial Officer and their respective staffs.

License Agreement

We have entered into a license agreement with Horizon Technology Finance, LLC, or HTF, pursuant to which we were granted a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement with our Advisor is in effect. Other than with respect to this limited license, we have no legal right to the “Horizon Technology Finance” service mark.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions under the 1940 Act and applicable commodities laws. We may also purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

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

Issuance of Additional Shares

We are not generally able to issue and sell our common stock at a price below net asset value, or NAV. We may, however, issue and sell our common stock, at a price below the current NAV of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A — Risk Factors — Risks Related to Our Business and Structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of an amount generally at least equal to the sum of our 90% of ordinary income and realized net short-term capital gains (i.e. net short-term capital gains in excess of net long term losses), if any, out of the assets legally available for distribution, which we refer to as the “Annual Distribution Requirement.” Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity. In order to qualify as a RIC for federal income tax purposes under Section 851(a) of the Code, we must:

•	maintain an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

•	meet any applicable securities law requirements, including capital structure requirements;

•	derive in each taxable year at least 90% of our gross income from distributions, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock or securities; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represent more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships, or the Diversification Tests.

Taxation as a RIC

If we qualify as a RIC under Section 851(a) of the Code, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We may retain for investment all or a portion of our net capital gain. However, if we retain any ordinary income and net short-term capital gains, or investment company taxable income, and satisfy the Annual Distribution Requirement, we will be subject to tax at regular corporate rates on any amounts retained. If fail to qualify as a RIC, for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent taxable year we may be subject to regular corporate rates on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next ten taxable years.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with pay in kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

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

We depend on the members of our Advisor’s senior management, particularly Mr. Pomeroy, our Chairman and Chief Executive Officer, and Mr. Michaud, our President, as well as other key personnel for the identification, evaluation, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan to originate Venture Loans in our Target Industries. Our future success depends on the continued service of Mr. Pomeroy and Mr. Michaud as well as the other senior members of our Advisor’s management team. If our Advisor were to lose the services of either Mr. Pomeroy or Mr. Michaud or any of the other senior members of our Advisor’s management team, we may not be able to operate our business as we expect, and our ability to compete could be harmed, either of which could cause our business, results of operations or financial condition to suffer. In addition, if more than one of Mr. Pomeroy, Mr. Michaud or Mr. Mathieu, our Chief Financial Officer, cease to be actively involved with us or our Advisor, and are not replaced by individuals satisfactory to Key within ninety days, Key could, absent a waiver or cure, demand repayment of any outstanding obligations under the Key Facility. If both Mr. Pomeroy and Mr. Michaud cease to be employed by us, and they are not replaced by individuals satisfactory to Fortress within 90 days, then Fortress could, absent a waiver or cure, demand repayment of any outstanding obligations under the Fortress Facility. Our future success also depends, in part, on our Advisor’s ability to identify, attract and retain sufficient numbers of highly skilled employees. Absent exemptive or other relief granted by the SEC and for so long as we remain externally managed, the 1940 Act prevents us from granting options to our employees and adopting a profit sharing plan, which may make it more difficult for us to attract and retain highly skilled employees. If we are not successful in identifying, attracting and retaining these employees, we may not be able to operate our business as we expect. In addition, our Advisor may in the future manage investment funds with investment objectives similar to ours thereby diverting the time and attention of its investment professionals that we rely on to implement our business plan.

Our Advisor may change or be restructured.

We cannot assure you that the Advisor will remain our investment advisor or that we will continue to have access to our Advisor’s investment professionals or its relationships. We would be required to obtain shareholder approval for a new investment management agreement in the event that (1) the Advisor resigns as our investment advisor or (2) a change of control or deemed change of control of the Advisor occurs. We cannot provide assurance that a new investment management agreement or new advisor would provide the same or equivalent services on the same or on as favorable of terms as the Investment Management Agreement or the Advisor.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	-24.4%	-14.7%	-5.0%	4.7%	14.4%

(1)	Assumes $264 million in total assets, $122 million in outstanding debt, $136 million in net assets, and an average cost of borrowed funds of 5.58% at December 31, 2013. Actual interest payments may be different.

Based on our outstanding indebtedness of $122 million as of December 31, 2013 and the average cost of borrowed funds of 5.58% as of that date, our investment portfolio would have been required to experience an annual return of at least 3.02% to cover annual interest payments on the outstanding debt.

If we are unable to comply with the covenants or restrictions in our Credit Facilities, make payments when due thereunder or make payments pursuant to our 2019 Notes and 2013-1 Securitization, our business could be materially adversely affected.

Our Credit Facilities are secured by a lien on the assets of our wholly owned subsidiaries, Credit II and Credit III, which hold substantially all of our assets. The breach of certain of the covenants or restrictions or our failure to make payments when due under the Credit Facilities, unless cured within the applicable grace period, would result in a default under the Credit Facilities that would permit the lenders thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness and the lenders may exercise rights available to them, including, without limitation, to the extent permitted under applicable law, the seizure of such assets without adjudication.

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

An event of default or acceleration under the Credit Facilities could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. We may not be granted waivers or amendments to the Credit Facilities, 2019 Notes or 2013-1 Securitization if for any reason we are unable to comply with the terms of the Credit Facilities and we may not be able to refinance the Credit Facilities on terms acceptable to us, or at all.

Our 2019 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our 2019 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2019 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2019 Notes.

Our 2019 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Our 2019 Notes are obligations exclusively of Horizon Technology Finance Corporation, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2019 Notes and the 2019 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2019 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2019 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2019 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of December 31, 2013, we had $79.3 million of outstanding borrowings under our 2013-1 Securitization, and $10.0 million of outstanding borrowings under our Fortress Facility.

In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2019 Notes.

The indenture under which our 2019 Notes are issued contains limited protection for holders of our 2019 Notes.

The indenture under which the 2019 Notes are issued offers limited protection to holders of the 2019 Notes. The terms of the indenture and the 2019 Notes do not restrict our or any of our subsidiaries' ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the 2019 Notes. In particular, the terms of the indenture and the 2019 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2019 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2019 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2019 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2019 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(l)(A) as modified by Section 61(a)(l) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);

•	pay dividends on, or purchase or redeem or make any payments in respect of capital stock or other securities ranking junior in right of payment to the 2019 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(I)(13) as modified by Section 61(a)(l) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock unless our asset coverage, as defined in the 1940 Act, equals at least 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 2019 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2019 Notes do not protect holders of the 2019 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2019 Notes may have important consequences for holders of the 2019 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2019 Notes or negatively affecting the trading value of the 2019 Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and the 2019 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2019 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2019 Notes.

An active trading market for our 2019 Notes may not exist, which could limit holders’ ability to sell our 2019 Notes or affect the market price of the Senior Note.

The 2019 Notes are listed on the New York Stock Exchange, or NYSE, under the symbol “HTF”. However, we cannot provide any assurances that an active trading market for the 2019 Notes will exist in the future or that you will be able to sell your 2019 Notes. Even if an active trading market does exist, the 2019 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the 2019 Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2019 Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our 2019 Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facilities or the 2013-1 Securitization, or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2019 Notes and substantially decrease the market value of the 2019 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facilities and our 2013-1 Securitization or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Credit Facilities and our 2013-1 Securitization or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facilities and our 2013-1 Securitization or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facilities and our 2013-1 Securitization, could proceed against the collateral securing the debt. Because the Credit Facilities and our 2013-1 Securitization have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We are subject to certain risks as a result of our interests in connection with the 2013-1 Securitization and our equity interest in the 2013-1 Trust.

On June 28, 2013, in connection with the 2013-1 Securitization and the offering of the Asset-Backed Notes by Horizon Funding Trust 2013-1, or 2013-1 Trust, a wholly owned subsidiary of ours, we sold and/or contributed to Horizon Funding 2013-1 LLC, also referred to as Trust Depositor, certain loans made to certain of our portfolio companies, or Loans, which the Trust Depositor in turn sold and/or contributed to the 2013-1 Trust in exchange for 100% of the equity interest in the 2013-1 Trust, cash proceeds and other consideration. Following these transfers, the 2013-1 Trust, and not the Trust Depositor or us, held all of the ownership interest in the Loans.

As a result of the 2013-1 Securitization, we hold, indirectly through the Trust Depositor, 100% of the equity interest of the 2013-1 Trust. As a result, we consolidate the financial statements of the Trust Depositor and the 2013-1 Trust, as well as our other subsidiaries, in our consolidated financial statements. Because each of the Trust Depositor and the 2013-1 Trust is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the Trust Depositor, and by the Trust Depositor to the 2013-1 Trust, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Further, a failure of the 2013-1 Trust to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the indenture under the 2013-1 Securitization, upon which the trustee under the 2013-1 Securitization, or the Trustee, may and will at the direction of a supermajority of the holders of the Asset-Backed Notes, or the Noteholders, declare the Asset-Backed Notes to be immediately due and payable and exercise remedies under the indenture, including (i) to institute proceedings for the collection of all amounts then payable on the Asset-Backed Notes or under the indenture, enforce any judgment obtained, and collect from the 2013-1 Trust and any other obligor upon the Asset-Backed Notes monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the indenture with respect to the property of the 2013-1 Trust; (iii) exercise any remedies as a secured party under the relevant provisions of the applicable jurisdiction’s UCC and take other appropriate action under applicable law to protect and enforce the rights and remedies of the Trustee and the Noteholders; or (iv) sell the property of the 2013-1 Trust or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

An event of default in connection with the 2013-1 Securitization could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with the 2013-1 Securitization. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We may not receive cash distributions in respect of our indirect ownership interest in the 2013-1 Trust.

Apart from fees payable to us in connection with our role as servicer of the Loans and the reimbursement of related amounts under the 2013-1 Securitization documents, we receive cash in connection with the 2013-1 Securitization only to the extent that the Trust Depositor receives payments in respect of its equity interest in the 2013-1 Trust. The holder of the equity interest in the 2013-1 Trust is the residual claimant on distributions, if any, made by the 2013-1 Trust after the Noteholders and other claimants have been paid in full on each payment date or upon maturity of the Asset-Backed Notes, subject to the priority of payment provisions under the 2013-1 Securitization documents. To the extent that the value of the 2013-1 Trust’s portfolio of Loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted Loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the Loans, or for any other reason, the ability of the 2013-1 Trust to make cash distributions in respect of the Trust Depositor’s equity interest would be negatively affected and consequently, the value of the equity interest in the 2013-1 Trust would also be reduced. In the event that we fail to receive cash indirectly from the 2013-1 Trust, we could be unable to make distributions, if at all, in amounts sufficient to maintain our status as a RIC.

The interests of the Noteholders may not be aligned with our interests.

The Asset-Backed Notes are debt obligations ranking senior in right of payment to the rights of the holder of the equity interest in the 2013-1 Trust, as residual claimant in respect of distributions, if any, made by the 2013-1 Trust. As such, there are circumstances in which the interests of the Noteholders may not be aligned with the interests of the holder of the equity interest in the 2013-1 Trust. For example, under the terms of the documents governing the 2013-1 Securitization, the Noteholders have the right to receive payments of principal and interest prior to the holder of the equity interest in the 2013-1 Trust.

For as long as the Asset-Backed Notes remain outstanding, the Noteholders have the right to act in certain circumstances with respect to the Loans in ways that may benefit their interests but not the interests of holder of the equity interest in the 2013-1 Trust, including by exercising remedies under the documents governing the 2013-1 Securitization.

If an event of default occurs, the Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the 2013-1 Securitization. For example, upon the occurrence of an event of default with respect to the Asset-Backed Notes, the Trustee may and will at the direction of the holders of a supermajority of the Asset-Backed Notes declare the principal, together with any accrued interest, of the Asset-Backed Note to be immediately due and payable. This would have the effect of accelerating the principal on such Asset-Backed Note, triggering a repayment obligation on the part of the 2013-1 Trust. The Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution is made to the holder of the equity interest in 2013-1 Trust. There can be no assurance that there will be sufficient funds through collections on the Loans or through the proceeds of the sale of the Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the Asset-Backed Notes, or to make any payment distribution to holder of the equity interest in the 2013-1 Trust.

Remedies pursued by the Noteholders could be adverse to our interests as the indirect holder of the equity interest in the 2013-1 Trust. The Noteholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the Noteholders will be consistent with the best interests of the Trust Depositor or that we will receive, indirectly through the Trust Depositor, any payments or distributions upon an acceleration of the Asset-Backed Notes. Any failure of the 2013-1 Trust to make distributions in respect of the equity interest that we indirectly hold, whether as a result of an event of default and the acceleration of payments on the Asset-Backed Notes or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

Certain events related to the performance of Loans could lead to the acceleration of principal payments on the Asset-Backed Notes.

The following constitute rapid amortization events, or Rapid Amortization Events, under the documents governing the 2013-1 Securitization: (i) the aggregate outstanding principal balance of all delinquent Loans, and restructured Loans that would constitute delinquent Loans had such Loans not become restructured Loans, exceeds ten percent (10%) of the aggregate outstanding Loan balance for a period of three consecutive months; (ii) the aggregate outstanding principal balance of defaulted Loans exceeds five percent (5%) of the initial aggregate outstanding Loan balance determined as of June 28, 2013 for a period of three consecutive months; (iii) the aggregate outstanding principal balance of the Asset-Backed Notes exceeds the borrowing base for a period of three consecutive months; (iv) the 2013-1 Trust’s pool of Loans contains Loans to ten or fewer obligors; and (v) the occurrence of an event of default under the documents governing the 2013-1 Securitization. After a Rapid Amortization Event has occurred, subject to the priority of payment provisions under the documents governing the 2013-1 Securitization, principal collections on the Loans will be used to make accelerated payments of principal on the Asset-Backed Notes until the payment of principal balance of the Asset-Backed Loans is reduced to zero. Such an event could delay, reduce or eliminate the ability of the 2013-1 Trust to make payments or distributions in respect of the equity interest that we indirectly hold, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We have certain repurchase obligations with respect to the Loans transferred in connection with the 2013-1 Securitization.

As part of the 2013-1 Securitization, we entered into a sale and contribution agreement and a sale and servicing agreement under which we would be required to repurchase any Loan (or participation interest therein) which was sold to the 2013-1 Trust in breach of certain customary representations and warranties made by us or by the Trust Depositor with respect to such Loan or the legal structure of the 2013-1 Securitization. To the extent that there is such a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the Trustee may, on behalf of the 2013-1 Trust, bring an action against us to enforce these repurchase obligations.

Because we distribute all or substantially all of our investment company taxable income to our stockholders, we will need additional capital to finance our growth, if any. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

To satisfy the requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or to avoid payment of corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our investment company taxable income. However, we may retain certain net long-term capital gains, pay applicable income taxes with respect thereto, and elect to treat such retained capital gains as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are limited in our ability to issue equity securities priced below NAV. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

As a BDC, we generally are not able to issue our common stock at a price below NAV without first obtaining the approval of our stockholders and our independent directors. If our common stock trades below NAV and we do not receive such approval, our business could be materially adversely affected.

As a BDC, we generally are not able to issue our common stock at a price below NAV without first obtaining the approval of our stockholders and our independent directors, and we may seek such approval to sell our common stock below NAV in the future. If our common stock trades at a price below NAV and we do not receive approval from our stockholders and our independent directors to issue common stock at a price below NAV, our ability to raise capital through the issuance of equity securities would be curtailed. This could limit our ability: to grow and make new investments; to attract and retain top investment professionals; to maintain deal flow and relations with top companies in our Target Industries and related entities such as venture capital and private equity sponsors; and to sustain a minimum efficient scale for a public company.

If we are unable to obtain additional debt financing, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of the Credit Facilities, Asset-Back Notes or 2019 Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until November 4, 2016, and, after such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on November 4, 2018, unless such date is extended in accordance with its terms. We may borrow under the Fortress Facility until August 23, 2016, and, after such date, we must repay the outstanding advances under the Fortress Facility in accordance with its terms and conditions. All outstanding advances under the Fortress Facility are due and payable on August 23, 2017 unless such date is extended in accordance with its terms. All outstanding amounts on our 2019 Notes are due and payable on March 15, 2019 unless redeemed prior to that date. The Asset-Backed Notes have a stated maturity of May 15, 2018. If we are unable to increase, renew or replace any such facility and enter into a new debt financing facility on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we have withdrawn our application to the Small Business Administration, or SBA, for a license to operate as a small business investment company, or SBIC, which was originally filed on December 6, 2010, and, though we may in the future submit a new application, we have no present intention to do so and, therefore, do not expect to be able to borrow money by issuing SBA-guaranteed debentures.

We are subject to risks associated with the current interest rate environment that may affect our cost of capital and net investment income.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, over our investment horizon.

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

Our investments consist, and we expect our future investments to consist, primarily of loans or securities issued by privately held companies. The fair value of these investments that are not publicly traded may not be readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these investments on a quarterly basis, or more frequently as circumstances require, in accordance with our valuation policy consistent with GAAP. Our Board employs an independent third-party valuation firm to assist them in arriving at the fair value of our investments. Our Board discusses valuations and determines the fair value in good faith based on the input of our Advisor and the third-party valuation firm. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of these investments.

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. This economic decline materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the repricing of credit risk in the broadly syndicated market. These disruptions in the capital markets also increased the spread between the yields realized on risk-free and higher risk securities and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of the U.S. government spending cuts that took effect March 1, 2013, the government shutdown in October 2013, or any further spending cuts or shutdowns. Unfavorable economic conditions, including future recessions, also could affect our investment valuations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows

Regulations governing our operation as a BDC affect our ability to, and the way in which, we raise additional capital, which may expose us to additional risks.

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

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements contained in Subchapter M of the Code, as well as maintain our election to be regulated as a BDC under the 1940 Act. We must also meet the Annual Distribution Requirement to avoid corporate-level federal income tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders.

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

The Annual Distribution Requirement for a RIC is satisfied if we distribute to our stockholders on an annual basis an amount equal to at least 90% of our investment company taxable income. If we borrow money, we may be subject to certain asset coverage ratio requirements under the 1940 Act and loan covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify to the federal income tax benefits allowable to a RIC, assuming we do not qualify for or take advantage of certain remedial provisions, and, thus, may be subject to corporate-level income tax.

If we were to fail to qualify for the federal income tax benefits allowable to RICs for any reason and become subject to a corporate-level federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the NAV of our common stock and the total return, if any, obtainable from your investment in our common stock. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions before requalifying as a RIC. See “Item 1. Business—Regulation.”

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

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level federal income tax on all our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2013, 2012 and 2011 was 11.5%, 10.3% and 9.5%, respectively.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are prohibited from acquiring any assets other than qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Substantially all of our assets are qualifying assets and we expect that substantially all of our assets that we may acquire in the future will be qualifying assets, although we may decide to make other investments that are not qualifying assets to the extent permitted by the 1940 Act. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets may not be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. See Item 1 above, “Regulation — Qualifying Assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC. If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, became law. The scope of Dodd-Frank impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. The likely impact of Dodd-Frank cannot be ascertained with any degree of certainty.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Advisor to other types of investments in which the Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

We have entered into a license agreement with HTF, pursuant to which it has agreed to grant us a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement is in effect between us and our Advisor. In addition, we pay our Advisor, our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Any potential conflict of interest arising as a result of our arrangements with our Advisor could have a material adverse effect on our business, results of operations and financial condition.

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

The valuation process for certain of our portfolio holdings creates a conflict of interest.

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, the Board will determine the fair value of these securities in good faith as described above in “—Because many of our investments typically are not and will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our NAV.” In connection with that determination, investment professionals from the Advisor may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s management fee is based, in part, on our average gross assets (including assets acquired with the proceeds of leverage) and our incentive fees will be based, in part, on unrealized gains and losses.

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

Our Board may modify or waive our current operating policies and strategies, including our investment objectives, without prior notice and without stockholder approval (provided that no such modification or waiver may change the nature of our business so as to cease to be, or withdraw our election as a BDC as provided by the 1940 Act without stockholder approval at a special meeting called upon written notice of not less than ten or more than sixty days before the date of such meeting). We cannot predict the effect any changes to our current operating policies and strategies would have on our business, results of operations or financial condition or on the value of our stock. However, the effects of any changes might adversely affect our business, any or all of which could negatively impact our ability to pay distributions or cause you to lose all or part of your investment in us.

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

Under our Investment Management Agreement and our Administration Agreement, our Advisor has the right to resign at any time, including during the first two years following the Investment Management Agreement’s effective date, upon not more than 60 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to find a new investment advisor or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so, our operations are likely to be disrupted, our business, results of operations and financial condition and our ability to pay distributions may be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of new management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, results of operations or financial condition.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC.

Compliance with Section 404 of the Sarbanes-Oxley Act may involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

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

Prior to becoming a public company in October 2010, we did not operate as a BDC or manage an investment company under the 1940 Act. As a result, we have limited operating results under this regulatory framework that can demonstrate to you either its effect on our business or our ability to manage our business within this framework. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily securities of “eligible portfolio companies” (as defined in the 1940 Act), cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. See “Regulation—Qualifying Assets” in Item 1 above. Our Advisor’s ability to manage a portfolio of assets under these constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, could impair our ability to achieve our investment objective. Furthermore, if we are unable to comply with the requirements imposed on BDCs by the 1940 Act, the SEC could bring an enforcement action against us and/or we could be exposed to claims of private litigants. In addition, we could be regulated as a closed-end management investment company under the 1940 Act, which could further decrease our operating flexibility and may prevent us from operating our business, either of which could have a material adverse effect on our business, results of operations or financial condition.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, our investments will be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. Our Target Industries are susceptible to changes in government policy and economic assistance, which could adversely affect the returns we receive.

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

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

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

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more risk factors described in this report. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with BDC regulation and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, the amount available for distribution could be reduced.

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

We currently invest a portion of our capital in cash, cash equivalents, U.S. government securities, money market funds and other high-quality short-term investments. These securities may earn yields substantially lower than the income that we anticipate receiving once these proceeds are fully invested in accordance with our investment objective.

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

Anti-takeover provisions in our charter documents and other agreements and certain provisions of the Delaware General Corporation Law, or DGCL, could deter takeover attempts and have an adverse impact on the price of our common stock.

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

These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock. It is a default under our Credit Facilities if (i) a person or group of persons (within the meaning of the Exchange Act) acquires beneficial ownership of 20% or more of our issued and outstanding common stock or (ii) during any twelve-month period individuals who at the beginning of such period constituted our Board cease for any reason, other than death or disability, to constitute a majority of the directors in office. If either event were to occur, Key or Fortress could accelerate our repayment obligations under, and/or terminate, our Credit Facilities.

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

All dividends payable to stockholders that are participants in our dividend reinvestment plan, or DRIP, are automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the DRIP will experience dilution over time.

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

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, whether or not actually sold, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. In addition, because shares owned by HTF-CHF Holdings LLC, an entity that is primarily owned by certain of our officers, are registered for resale, a negative perception could be created in the market about our prospects by such registration.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

As of December 31, 2013, we did not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 312 Farmington Avenue, Farmington, Connecticut 06032 and are provided by our Administrator in accordance with the terms of the Administration Agreement. We believe that the office facilities of our Administrator are suitable and adequate for our business as it is conducted.

Item 3.  Legal Proceedings

Neither we nor our Advisor is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against our Advisor.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market, under the symbol “HRZN.” The following table sets forth, for each fiscal quarter since our Initial Public Offering, or IPO, the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market, the sale price as a percentage of our NAV and the distributions declared by us for each quarter.

				Premium/	Premium/
				Discount	Discount
				of High	of Low	Distributions
				Sales	Sales	Declared
		Closing Sales Price		Price to	Price to	Per
	NAV(1)	High	Low	NAV(2)	NAV(2)	Share(3)
Year ended December 31, 2014
First quarter (4)	N/A	$14.61	$14.14	N/A	N/A	$0.345	(5)
Year ended December 31, 2013
Fourth quarter	$14.14	$14.34	$12.95	101%	92%	$0.345
Third quarter	$14.95	$14.47	$13.26	97%	89%	$0.345
Second quarter	$14.89	$14.69	$12.93	99%	87%	$0.345
First quarter	$15.12	$15.93	$14.38	105%	95%	$0.345
Year ended December 31, 2012
Fourth quarter	$15.15	$16.58	$13.56	109%	90%	$0.795
Third quarter	$16.41	$16.84	$15.93	103%	97%	$0.45
Second quarter	$16.73	$17.12	$15.03	102%	90%	$0.45
First quarter	$16.89	$17.05	$16.05	101%	95%	$0.45
Year ended December 31, 2011
Fourth quarter	$17.01	$16.32	$14.40	96%	85%	$0.45
Third quarter	$17.36	$16.25	$13.88	94%	80%	$0.40
Second quarter	$17.40	$16.17	$15.21	93%	87%	$0.33
First quarter	$17.23	$16.25	$14.90	94%	86%	—
Year ended December 31, 2010
Fourth quarter(6)	$16.75	$15.59	$13.83	93%	83%	$0.22

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)	We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, unless they specifically opt out of the DRIP so as to receive cash distributions.

(4)	Through March 6, 2014.

(5)	$0.115 payable on each of April 15, 2014, May 15, 2014 and June 16, 2014.

(6)	From October 29, 2010 (initial public offering) to December 31, 2010.

The last reported price for our common stock on March 6, 2014 was $14.18 per share. As of March 6, 2014 we had five stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the years ended December 31, 2013, 2012 and 2011.

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

We have adopted an “opt out” DRIP for our common stockholders. As a result, if we make a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, unless they specifically opt out of the DRIP. If a stockholder opts out, that stockholder receives cash distributions. Although distributions paid in the form of additional shares of common stock are generally subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in the DRIP do not receive any corresponding cash distributions with which to pay any such applicable taxes. We may use newly issued shares to implement the DRIP, or we may purchase shares in the open market in connection with our obligations under the DRIP.

The following table reflects the cash distributions, including dividends and returns of capital per share that our Board has declared, including shares issued under our DRIP, on our common stock since our inception:

Record Dates	Payment Date	Dividends Declared
Year ended December 31, 2013
February 17, 2014	March 17, 2014	$0.115
January 20, 2014	February 14, 2014	$0.115
December 16, 2013	January 15, 2014	$0.115
November 19, 2013	December 16, 2013	$0.115
October 17, 2013	November 15, 2013	$0.115
September 18, 2013	October 15, 2013	$0.115
August 19, 2013	September 16, 2013	$0.115
July 17, 2013	August 15, 2013	$0.115
June 20, 2013	July 15, 2013	$0.115
May 20, 2013	June 17, 2013	$0.115
April 18, 2013	May 15, 2013	$0.115
March 20, 2013	April 15, 2013	$0.115
Total		$1.380

Year ended December 31, 2012
February 21, 2013	March 15, 2013	$0.115
January 18, 2013	February 15, 2013	$0.115
December 20, 2012	January 15, 2013	$0.115
November 16, 2012	November 30, 2012	$0.450
August 17, 2012	August 31, 2012	$0.450
May 17, 2012	May 31, 2012	$0.450
March 23, 2012	March 30, 2012	$0.450
Total		$2.145

Year ended December 31, 2011
November 23, 2011	November 30, 2011	$0.450
August 23, 2011	August 30, 2011	$0.400
May 19, 2011	May 26, 2011	$0.330
Total		$1.180

Year ended December 31, 2010
December 28, 2010	December 31, 2010	$0.220
Total		$0.220

On March 6, 2014, our Board declared a monthly dividend of $0.115 per share payable as set forth in the table below.

Record Dates	Payment Date	Dividends Declared
May 20, 2014	June 16, 2014	$0.115
April 17, 2014	May 15, 2014	$0.115
March 19, 2014	April 15, 2014	$0.115

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial-100 Index, for the period from October 29, 2010 (the date that our common stock was first listed on NASDAQ) through December 31, 2013. The graph assumes that, on October 29, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial-100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected consolidated financial data of Horizon Technology Finance Corporation as of December 31, 2013, 2012, 2011, 2010 and 2009, and for the years ended December 31, 2013, 2012 and 2011, the period from October 29, 2010 to December 31, 2010, the period from January 1, 2010 to October 28, 2010 and the year ended December 31, 2009 are derived from the consolidated financial statements that have been audited by McGladrey LLP, an independent registered public accounting firm. For the period prior to October 29, 2010, the financial data refer to Compass Horizon, our predecessor company. These selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Post-IPO as a Business Development Company				Pre-IPO Prior to becoming a Business Development Company
(In thousands, except per share data)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010	January 1, 2010 to October 28, 2010	Year Ended December 31, 2009
Statement of Operations Data:
Total investment income	$33,643	$26,664	$24,054	$3,251	$14,956	$15,326
Base management fee	5,209	4,208	4,192	668	2,019	2,202
Performance based incentive fee	3,318	2,847	3,013	414	—	—
All other expenses	11,605	7,382	6,127	810	3,912	4,567
Net investment income before excise tax	13,511	12,227	10,722	1,359	9,025	8,557
Provision for excise tax	(240)	(231)	(211)	—	—	—
Net investment income	13,271	11,996	10,511	1,359	9,025	8,557
Net realized (loss) gain on investments	(7,509)	108	6,316	611	69	138
Provision for excise tax	—	—	(129)	—	—	—
Net unrealized (depreciation) appreciation on investments	(2,254)	(8,113)	(5,702)	1,449	1,481	892
Credit (provision) for loan losses	—	—	—	—	739	(274)
Net increase in net assets resulting from operations	$3,508	$3,991	$10,996	$3,419	$11,314	$9,313
Per Share Data:
Net asset value	$14.14	$15.15	17.01	16.75	N/A	N/A
Net investment income	1.38	1.41	1.38	0.18	N/A	N/A
Net realized (loss) gain on investments	(0.78)	0.01	0.81	0.08	N/A	N/A
Net change in unrealized (depreciation) appreciation on investments	(0.23)	(0.95)	(0.75)	0.19	N/A	N/A
Net increase in net assets resulting from operations	0.37	0.47	1.44	0.45	N/A	N/A
Per share dividends declared	1.38	2.15	1.18	0.22	N/A	N/A
Dollar amount of dividends declared	$13,236	$18,777	$8,983	$1,662	N/A	N/A
Statement of Assets and Liabilities Data at Period End:
Investments, at fair value/book value	$221,284	$228,613	$178,013	$136,810	N/A	$111,954
Other assets	42,453	11,045	19,798	79,395	N/A	12,914
Total assets	263,737	239,658	197,811	216,205	N/A	124,868
Long-term obligations	122,343	89,020	64,571	87,425	N/A	64,166
Total liabilities	127,902	94,686	67,927	89,010	N/A	65,375
Total net assets/members’ capital	$135,835	$144,972	$129,884	$127,195	N/A	$59,493
Other data:
Weighted average annualized yield on income producing investments at fair value	14.4%	14.2%	14.6%	14.6%	N/A	13.9%
Number of portfolio companies at period end	49	45	38	32	32	32

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to generate current income from the loans we make and capital appreciation from the warrants we receive when making such loans. We make our Venture Loans to companies backed by established venture capital and private equity firms in our Target Industries. We also selectively lend to publicly traded companies in our Target Industries.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally will not have to pay corporate-level federal income taxes on any investment company taxable income that we distribute to our stockholders if we meet certain source-of-income, distribution, asset diversification and other requirements.

Compass Horizon, our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

Our investment activities, and our day-to-day operations, are managed by the Advisor and supervised by our Board, of which a majority of the members are independent of us. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee and an incentive fee for its advisory services to us. We have also entered into the Administration Agreement with the Advisor under which we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement.

Portfolio Composition and Investment Activity

The following table shows our portfolio by asset class as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	# of Investments	Fair Value	% of Total Portfolio	# of Investments	Fair Value	% of Total Portfolio
Term loans	48	$201,846	91.2%	41	$200,685	87.8%
Revolving loans	1	11,908	5.4%	4	19,612	8.6%
Total loans	49	213,754	96.6%	45	220,297	96.4%
Warrants	73	6,036	2.7%	62	5,468	2.4%
Other investments	1	400	0.2%	1	2,100	0.9%
Equity	3	1,094	0.5%	2	748	0.3%
Total		$221,284	100.0%		$228,613	100.0%

Total portfolio investment activity as of and for the years ended December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
Beginning portfolio	$228,613	$178,013
New loan funding	88,362	184,202
Less refinanced balances and participation	—	(45,295)
Net new loan funding	88,362	138,907
Principal received on investments	(41,166)	(39,092)
Early pay-offs	(46,331)	(42,291)
Accretion of loan fees	2,635	2,531
New loan fees	(1,076)	(1,676)
New equity	73	—
Sales of investments	(200)	(306)
Net realized (loss) gain on investments	(7,299)	108
Net depreciation on investments	(2,254)	(8,113)
Other	(73)	532
Ending Portfolio	$221,284	$228,613

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our loan portfolio by industry sector as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Loans at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Portfolio
Life Science
Biotechnology	$16,376	7.7%	$38,018	17.3%
Medical Device	14,765	6.9%	23,446	10.6%
Technology
Networking	963	0.5%	—	—
Software	66,583	31.1%	54,358	24.7%
Internet and Media	6,019	2.8%	9,763	4.4%
Communications	9,359	4.4%	—	—
Semiconductors	37,450	17.5%	25,795	11.7%
Power Management	13,044	6.1%	15,792	7.2%
Cleantech
Energy Efficiency	11,403	5.3%	12,950	5.9%
Waste Recycling	680	0.3%	2,197	1.0%
Alternative Energy	11,771	5.5%	8,586	3.9%
Healthcare Information and Services
Diagnostics	12,140	5.7%	21,340	9.7%
Other Healthcare Related Services	6,904	3.2%	2,655	1.2%
Software	6,297	3.0%	5,397	2.4%
Total	$213,754	100.0%	$220,297	100.0%

The largest loans may vary from year to year as new loans are recorded and repaid. Our five largest loans represented 22% and 23% of total loans outstanding as of December 31, 2013 and 2012, respectively. No single loan represented more than 10% of our total loans as of December 31, 2013 or 2012.

Loan Portfolio Asset Quality

We use an internal credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and while no loss is currently anticipated for a 2-rated loan, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and increased risk. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. The following table shows the classification of our loan portfolio by credit rating as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	Loans at Fair Value	Percentage of Loan Portfolio	Loans at Fair Value	Percentage of Loan Portfolio

Credit Rating
4	$30,385	14.2%	$30,818	14.0%
3	167,231	78.3%	181,019	82.2%
2	2,199	1.0%	3,560	1.6%
1	13,939	6.5%	4,900	2.2%
Total	$213,754	100.0%	$220,297	100.0%

As of December 31, 2013 and 2012, our loan portfolio had a weighted average credit rating of 3.0 and 3.2, respectively. As of December 31, 2013, there were five investments with an internal credit rating of 1, and with a cost of $23.2 million and a fair value of $13.9 million. As of December 31, 2012, there were three investments with an internal credit rating of 1, with a cost of $12.9 million and a fair value of $4.9 million.

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Total investment income	$33,643	$26,664	$24,054
Total expenses	20,132	14,437	13,332
Net investment income before excise tax	13,511	12,227	10,722
Provision for excise tax	(240)	(231)	(211)
Net investment income	13,271	11,996	10,511
Net realized (loss) gains	(7,509)	108	6,316
Provision for excise tax	—	—	(129)
Net unrealized depreciation	(2,254)	(8,113)	(5,702)
Net income	$3,508	$3,991	$10,996
Average investments, at fair value	$233,045	$187,760	$164,437
Average debt outstanding	$115,562	$62,973	$78,106

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased by $7.0 million, or 26.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. For the year ended December 31, 2013, total investment income consisted primarily of $31.9 million in interest income from investments, which included $6.4 million in income from the accretion of origination fees and ETPs. Interest income on investments and other investment income increased primarily due to the increased average size of the loan portfolio. Fee income on investments was primarily comprised of prepayment fees collected from our portfolio companies and a one-time success fee received upon the completion of an acquisition of one of our portfolio companies.

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

For the years ended December 31, 2013, 2012 and 2011, our dollar-weighted average annualized yield on average loans was 14.4%, 14.2% and 14.6%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 23%, 22% and 21% of investment income for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, interest receivable was $4.2 million and $2.8 million, respectively, which represent accreted ETPs and one month of accrued interest income on substantially all of our loans.

Expenses

Total expenses increased by $5.7 million, or 39.4%, to $20.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Total expenses increased by $1.1 million, or 8.3%, to $14.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Total operating expenses for each period consisted principally of management fees, incentive and administrative fees, interest expense and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense for the years ended December 31, 2013 and 2012 was $8.1 million and $4.3 million, respectively. Interest expense for the year ended December 31, 2013 increased compared to the year ended December 31, 2012 primarily due to an increase in average borrowings. Interest expense for the year ended December 31, 2012 increased compared to the year ended December 31, 2011 primarily due to an increase in borrowings under the Wells Facility and Fortress Facility, and the issuance of our 2019 Notes, offset by repayment of the WestLB Facility.

Management fee expense for the years ended December 31, 2013 and 2012 was $5.2 million and $4.2 million, respectively. Management fee expense for the year ended December 31, 2013 increased compared to the year ended December 31, 2012 primarily due to an increase in average gross assets. Management fee expense for the year ended December 31, 2012 remained flat compared to the year ended December 31, 2011 primarily due to our average assets remaining relatively consistent.

Performance based incentive fees for the year ended December 31, 2013 increased compared to the year ended December 31, 2012 primarily due to part one of the incentive fee increasing as Pre-Incentive Fee Net Investment Income increased year over year. Performance based incentive fees for the year ended December 31, 2012 remained relatively flat compared to the year ended December 31, 2011 primarily due to part one of the incentive fee increasing as Pre-Incentive Fee Net Investment Income increased year over year, offset by a decrease in part two of the incentive fee in 2012. The incentive fees for the year ended December 31, 2013 consisted of $3.3 million of part one of the incentive fee. The incentive fees for the year ended December 31, 2012 consisted of $2.8 million of part one of the incentive fee.

In 2013 and 2012 we elected to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income. At both December 31, 2013 and 2012, we recorded an excise tax payable of $0.2 million and $0.2 million on $6.1 million and $5.9 million of undistributed earnings from operations and capital gains, respectively.

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

During the year ended December 31, 2013, we realized losses totaling $7.5 million primarily due to two debt investments that were on non-accrual. One was settled for $2.1 million, along with future contingent success payments, which generated a $1.8 million realized loss. We determined that the other investment was not recoverable, which resulted in a realized loss totaling $5.3 million. During the year ended December 31, 2012, we realized realized gains totaling $0.1 million primarily due to the sale of warrants of one portfolio company. During the year ended December 31, 2011, we realized realized gains totaling $6.3 million primarily due to the sale of warrants of three portfolio companies.

During the year ended December 31, 2013, net unrealized depreciation on investments totaled $2.3 million which was primarily due to the unrealized depreciation on the five debt investments on non-accrual status offset by the reversal of previously recorded unrealized depreciation on two debt investments that were settled in the period, as described above. During the year ended December 31, 2012, net unrealized depreciation on investments totaled $8.1 million which was primarily due to the unrealized depreciation on the three debt investments on non-accrual status. During the year ended December 31, 2011, net unrealized depreciation on investments totaled $5.7 million which was primarily due to $4.0 million in reversal of previously recorded unrealized appreciation on the sale of warrants and $2.7 million of previously recorded unrealized depreciation on six debt investments partially offset by unrealized appreciation on investments.

Liquidity and Capital Resources

As of December 31, 2013 and 2012, we had cash and investments in money market funds of $26.5 million and $3.6 million, respectively. These amounts are available to fund new investments, reduce borrowings, pay operating expenses and pay dividends. In addition, as of December 31, 2013 we had $6.0 million of restricted investments in money market funds, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. Our primary sources of capital have been from our private and public common stock offerings, use of the Wells Facility and Fortress Facility and issuance of our 2019 Notes and our Asset-Backed Notes.

As of December 31, 2013, there were no outstanding amounts due under the Key Facility. As of December 31, 2013, we had available borrowing capacity of $50.0 million under our Key Facility, subject to existing terms and advance rates.

As of December 31, 2013, the outstanding principal balance under the Fortress Facility was $10.0 million. As of December 31, 2013, we had available borrowing capacity of $65.0 million under our Fortress Facility, subject to existing terms and advance rates. As of December 31, 2012, the outstanding principal balance under the Wells Facility and Fortress Facility was $46.0 million and $10.0, respectively. All obligations under the WestLB Facility were paid, and the WestLB Facility was terminated, during the fourth quarter of 2012.

Our operating activities provided cash of $6.5 million for the year ended December 31, 2013, and our financing activities provided cash of $17.8 million for the same period. Our operating activities provided cash primarily from regular principal payments and early pay-offs received, offset by investments made in portfolio companies. Our financing activities provided cash primarily from the issuance of our Asset-Backed Notes. This increase from investing activities was partially offset by repayments of $56.7 million of borrowings and $12.6 million of dividends paid.

Our operating activities used cash of $36.1 million for the year ended December 31, 2012, and our financing activities provided cash of $35.8 million for the same period. Our operating activities used cash primarily for investing in portfolio companies, net of principal payments received. Our financing activities provided cash primarily from the issuance of our 2019 Notes for net proceeds of $31.7 million, and the completion of a follow-on public offering of 1.9 million shares of common stock for net proceeds of $29.5 million. These increases from investing activities were partially offset by repayments of $8.6 million of debt under the Credit Facilities and $15.1 million of dividends paid.

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

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders all or substantially all of our income except for certain net capital gains (to the extent available). In addition, as a BDC, we are required to meet a coverage ratio of 200%. This requirement limits the amount that we may borrow.

We believe that our current cash and investments in money market funds, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current Borrowings

A summary of our borrowings as of December 31, 2013 and 2012 is as follows:

	December 31, 2013
	Total Commitment	Balance Outstanding	Unused Commitment
Asset-Backed Notes	$90,000	$79,343	$—
Fortress Facility	75,000	10,000	65,000
Key Facility	50,000	—	50,000
2019 Notes	33,000	33,000	—
Total	$248,000	$122,343	$115,000

	December 31, 2012
	Total Commitment	Balance Outstanding	Unused Commitment
Wells Facility	$75,000	$46,020	$28,980
Fortress Facility	75,000	10,000	65,000
2019 Notes	33,000	33,000	—
Total	$183,000	$89,020	$93,980

We, through our wholly owned subsidiary, Credit II, entered into the Wells Facility on July 14, 2011 and on November 4, 2013 we renewed and amended the Wells Facility, which among other things, assigned all rights and obligations of Wells to Key. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate was 4.00% and 5.00% as of December 31, 2013 and December 31, 2012, respectively.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key. The Key Facility is collateralized by loans held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the loans securing the Key Facility to certain criteria for qualified loans and to comply with portfolio company concentration limits as defined in the related loan agreement.  We may request advances under the Key Facility through November 4, 2016, or the Revolving Period. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Key Facility are due and payable on November 4, 2018. There were no advances made under the Key Facility for the year ended December 31, 2013.

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million of the 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and rank (1) equally in right of payment with our future senior unsecured indebtedness; (2) senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2013, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the NYSE under the symbol “HTF”.

We, through our wholly owned subsidiary, Credit III, entered into the Fortress Facility on August 23, 2012. The interest rate on the Fortress Facility is based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The interest rate was 7.00% as of December 31, 2013 and December 31, 2012.

We may request advances under the Fortress Facility through August 23, 2016, or the Draw Period. After the Draw Period, we may not request new advances and we must repay the outstanding advances under the Fortress Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Fortress Facility, particularly the condition that the principal balance of the Fortress Facility not exceed sixty-six percent (66%) of the aggregate principal balance of our eligible loans to our portfolio companies. We must pay an unused line fee equal to 1.00% of any unborrowed amount available under the Fortress Facility annually. All outstanding advances under the Fortress Facility are due and payable on August 23, 2017.

The Fortress Facility is collateralized by loans and warrants held by Credit III and permits an advance rate of up to 66% of eligible loans held by Credit III. The Fortress Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and to comply with portfolio company concentration limits as defined in the related loan agreement.

On June 28, 2013, we completed a $189.3 million securitization of secured loans which we originated. 2013-1 Trust, a wholly owned subsidiary of ours, issued the Asset-Backed Notes, which are rated A2(sf) by Moody’s Investors Service, Inc. We are the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018.

The Asset-Backed Notes were issued by 2013-1 Trust pursuant to a note purchase agreement, or the Note Purchase Agreement, dated as of June 28, 2013, by and among us, the Trust Depositor, 2013-1 Trust and Guggenheim Securities, LLC, or Guggenheim Securities, as initial purchaser, and are backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The pool of loans is to be serviced by us. In connection with the issuance and sale of the Asset-Backed Notes, we have made customary representations, warranties and covenants in the Note Purchase Agreement. The Asset-Backed Notes are secured obligations of 2013-1 Trust and are non-recourse to us.

As part of the transaction, we entered into a sale and contribution agreement, or the Sale and Contribution Agreement, dated as of June 28, 2013, with the Trust Depositor, pursuant to which we have agreed to sell or have contributed to the Trust Depositor the Loans. We have made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Loans as of the date of the transfer of the Loans to the Trust Depositor. We have also entered into a sale and servicing agreement, or the Sale and Servicing Agreement, dated as of June 28, 2013, with the Trust Depositor and 2013-1 Trust pursuant to which 2013-1 LLC has agreed to sell or has contributed the Loans to 2013-1 Trust. We have made customary representations, warranties and covenants in the Sale and Servicing Agreement. We will also serve as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, the Trust Depositor entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes.

On June 3, 2013, we entered into a promissory note with Guggenheim Securities, or the Promissory Note, whereby Guggenheim Securities made a term loan to us in the aggregate principal amount of $15 million, or the Term Loan. We granted Guggenheim Securities a security interest in all of our assets to secure the Term Loan. On June 28, 2013, we used a portion of the proceeds of the private placement of the Asset-Backed Notes to repay all of its outstanding obligations under the Term Loan and the security interest of Guggenheim Securities was released.

As of December 31, 2013 and 2012, other assets were $5.7 million and $4.6 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses. The increase was due to the debt issuance costs of $2.1 million and $0.8 million incurred related to our 2013-1 Securitization and the Key Facility, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2013 are as follows:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
Borrowings	$122,343	$26,787	$61,110	$1,446	$33,000
Unfunded commitments	9,000	9,000	—	—	—
Total	$131,343	$35,787	$61,110	$1,446	$33,000

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2013, we had unfunded commitments of $9.0 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

In addition to the Credit Facilities, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. Payments under the Investment Management Agreement are equal to (1) a base management fee equal to a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligations under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. See Note 3 to our Consolidated Financial Statements for additional information regarding our Investment Management Agreement and our Administration Agreement.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute as dividends an amount generally at least equal to the sum of 90% of our investment company taxable income to our stockholders on an annual basis. Additionally, we must generally distribute or be deemed to have distributed by December 31 of each calendar year an amount at least equal to the sum of 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year 98.2% of the excess of our capital gains over our capital losses (generally computed on the basis of the one-year period ending on October 31 of such calendar year) and 100% of any ordinary income and the excess of capital gains over capital losses for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute monthly dividends to our stockholders as determined by our Board.

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

We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. We may use newly issued shares to implement the DRIP, or we may purchase shares in the open market in connection with our obligations under the DRIP.

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

Our Advisor may manage other investment vehicles, which we refer to as Advisor Funds, with the same investment strategy as us. Our Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates may be precluded from co-investing in such investments. Accordingly, we may apply for exemptive relief which would permit us to co-invest subject to certain conditions, including, without limitation, approval of such investments by both a majority of our directors who have no financial interest in such transaction and a majority of directors who are not interested directors as defined in the 1940 Act.

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

Our Board determines the fair value of investments in good faith, based on the input of management, the audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period under our valuation policy and a consistently applied valuation process. The Board conducts this valuation process at the end of each fiscal quarter, with 25% (based on fair value) of our valuation of portfolio companies that do not have a readily available market quotations subject to review by an independent valuation firm.

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

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including advisory fees, commitment fees, amendment fees, non-utilization fees and prepayment fees. In a limited number of cases, we may also receive a non-refundable deposit earned upon the termination of a transaction. Loan origination fees, net of certain direct origination costs, are deferred, and along with unearned income, are amortized as a level yield adjustment over the respective term of the loan. All other income is recorded into income when earned. Fees for counterparty loan commitments with multiple loans are allocated to each loan based upon each loan’s relative fair value. When a loan is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the loan is returned to accrual status.

Certain loan agreements also require the borrower to make an ETP that is accrued into income over the life of the loan to the extent such amounts are expected to be collected. We will generally cease accruing the income if there is insufficient value to support the accrual or if we do not expect the borrower to be able to pay all principal and interest due.

In connection with substantially all lending arrangements, we receive warrants to purchase shares of stock from the borrower. We record the warrants as assets at estimated fair value on the grant date using the Black-Scholes valuation model. We consider the warrants loan fees and record them as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with our income recognition policy. Subsequent to loan origination, the warrants are also measured at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains on investments.

Income taxes

We have elected to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements, and we must timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2013 and 2012.

Recently Issued Accounting Standards

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. We do not expect ASU 2013-08 to have a material impact on our consolidated financial position or disclosures.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2013 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

While our 2019 Notes and Asset-Back Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision based on a LIBOR index which resets daily, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Management of Horizon Technology Finance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on the assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which appears in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2013 and 2012, by correspondence with custodians or borrowers. Our audits also involved performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Technology Finance Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 11, 2014 expressed an unqualified opinion on the effectiveness of Horizon Technology Finance Corporation’s internal control over financial reporting.

/s/  McGladrey LLP

New Haven, Connecticut

March 11, 2014

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited Horizon Technology Finance Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Horizon Technology Finance Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion.

/s/McGladrey LLP

New Haven, Connecticut

March 11, 2014

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share data)

	December 31,
	2013	2012

Assets
Non-affiliate investments at fair value (cost of $234,310 and $239,385, respectively) (Note 4)	$221,284	$228,613
Investment in money market funds	1,188	2,560
Cash	25,341	1,048
Restricted investments in money market funds	5,951	—
Interest receivable	4,240	2,811
Other assets	5,733	4,626
Total assets	$263,737	$239,658

Liabilities
Borrowings (Note 6)	$122,343	$89,020
Dividends payable	3,315	3,301
Base management fee payable (Note 3)	439	402
Incentive fee payable (Note 3)	852	855
Other accrued expenses	953	1,108
Total liabilities	127,902	94,686

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,608,949 and 9,567,225 shares outstanding as of December 31, 2013 and 2012	10	10
Paid-in capital in excess of par	154,975	154,384
Accumulated undistributed net investment income	1,463	1,428
Net unrealized depreciation on investments	(13,026)	(10,772)
Net realized loss on investments	(7,587)	(78)
Total net assets	135,835	144,972
Total liabilities and net assets	$263,737	$239,658
Net asset value per common share	$14.14	$15.15

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Investment income
Interest income on non-affiliate investments	$31,904	$25,289	$22,879
Interest income on money market funds	—	—	91
Fee income on non-affiliate investments	1,739	1,375	1,084
Total investment income	33,643	26,664	24,054
Expenses
Interest expense	8,124	4,283	2,681
Base management fee (Note 3)	5,209	4,208	4,192
Performance based incentive fee (Note 3)	3,318	2,847	3,013
Administrative fee (Note 3)	1,169	1,082	1,199
Professional fees	1,464	1,027	1,259
General and administrative	848	990	988
Total expenses	20,132	14,437	13,332
Net investment income before excise tax	13,511	12,227	10,722
Provision for excise tax (Note 7)	(240)	(231)	(211)
Net investment income	13,271	11,996	10,511

Net realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(7,509)	108	6,316
Provision for excise tax (Note 7)	—	—	(129)
Net unrealized depreciation on investments	(2,254)	(8,113)	(5,702)

Net realized and unrealized (loss) gain on investments	(9,763)	(8,005)	485

Net increase in net assets resulting from operations	$3,508	$3,991	$10,996
Net investment income per common share	$1.38	$1.41	$1.38
Net increase in net assets per common share	$0.37	$0.47	$1.44
Dividends declared per share	$1.38	$2.15	$1.18
Weighted average shares outstanding	9,583,257	8,481,604	7,610,818

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Accumulated Undistributed (distributions in excess of) Net	Net Unrealized Appreciation (Depreciation) on	Net Realized Gain (Loss) on	Total Net
	Shares	Amount	Par	Investment Income	Investments	Investments	Assets
Balance at December 31, 2010	7,593,421	$8	$123,836	$(143)	$3,043	$451	$127,195
Net increase in net assets resulting from operations	—	—	—	10,511 (1)	(5,702)	6,187	10,996
Issuance of common stock as stock dividend	43,111	—	676	—	—	—	676
Dividends declared	—	—	—	(5,403)	—	(3,580)	(8,983)
Balance at December 31, 2011	7,636,532	8	124,512	4,965	(2,659)	3,058	129,884
Issuance of common stock, net of offering costs (2)	1,909,000	2	29,523	—	—	—	29,525
Net increase in net assets resulting from operations	—	—	—	11,996 (1)	(8,113)	108	3,991
Issuance of common stock as stock dividend	21,693	—	349	—	—	—	349
Dividends declared	—	—	—	(15,533)	—	(3,244)	(18,777)
Balance at December 31, 2012	9,567,225	10	154,384	1,428	(10,772)	(78)	144,972
Net increase in net assets resulting from operations	—	—	—	13,271 (1)	(2,254)	(7,509)	3,508
Issuance of common stock as stock dividend	41,724	—	591	—	—	—	591
Dividends declared	—	—	—	(13,236)	—	—	(13,236)
Balance at December 31, 2013	9,608,949	$10	$154,975	$1,463	$(13,026)	$(7,587)	$135,835

(1)	Net of excise tax.
(2)	On July 18, 2012, the Company completed a follow-on public offering of 1,909,000 shares (including 249,000 shares of common stock that was issued pursuant to the underwriters’ options to purchase additional shares) of its common stock at a public offering price of $16.20 per share. Total offering costs were $1.4 million.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,508	$3,991	$10,996
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	1,484	471	277
Net realized loss (gain) on investments	7,299	(82)	(6,599)
Net unrealized depreciation on investments	2,254	8,113	5,717
Purchase of investments	(88,362)	(138,907)	(97,673)
Principal payments received on investments	87,497	81,383	51,442
Proceeds from sale of investments	200	281	6,623
Stock received in settlement of fee income	—	—	(544)
Changes in assets and liabilities:
Net decrease in investments in money market funds	1,372	10,958	25,586
Net increase in restricted investments in money market funds	(5,951)	—	—
Decrease (increase) in interest receivable	237	(98)	(837)
Increase in end-of-term payments	(1,666)	(260)	(210)
Decrease in unearned loan income	(1,559)	(855)	(790)
Decrease (increase) in other assets	307	(93)	(40)
(Decrease) increase in other accrued expenses	(155)	(152)	707
Increase (decrease) in base management fee payable	37	72	(30)
(Decrease) increase in incentive fee payable	(3)	(911)	1,352
Net cash provided by (used in) operating activities	6,499	(36,089)	(4,023)

Cash flows from financing activities:
Proceeds from shares sold, net of offering costs	—	29,525	—
Proceeds from issuance of 2019 Notes	—	33,000	—
Proceeds from issuance of Asset-Backed Notes	90,000	—	—
Dividends paid	(12,632)	(15,128)	(8,307)
Net decrease in borrowings	(56,677)	(8,551)	(22,854)
Debt issuance costs	(2,897)	(3,007)	(1,207)
Net cash provided by (used in) financing activities	17,794	35,839	(32,368)
Net increase (decrease) in cash	24,293	(250)	(36,391)

Cash:
Beginning of period	1,048	1,298	37,689
End of period	$25,341	$1,048	$1,298
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,707	$3,002	$2,330
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$704	$1,998	$1,316
Dividends Payable	$3,315	$3,301	$—
Receivables resulting from sale of investments	$—	$25	$361
Reclassification of receivables to investments	$—	$532	$—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Debt Investments — 157.5% (9)
Debt Investments — Life Science — 22.9% (9)
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	$3,500	$3,460	$3,460
N30 Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	760	756	756
		Term Loan (11.25% cash, 3.00% ETP, Due 10/1/15)	2,230	2,209	2,209
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	1,500	1,476	1,476
		Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	500	492	492
Sample6, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	2,252	2,229	2,229
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	1,425	1,418	1,418
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	2,138	2,100	2,100
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	781	779	779
		Term Loan (12.50% cash, Due 8/1/15)	1,228	1,226	1,226
		Term Loan (12.50% cash, Due 10/1/15)	231	231	231
Mederi Therapeutics, Inc.	Medical Device	Term Loan (10.75% cash (Floor 10.75%; Ceiling 2.75%),	3,000	2,957	2,957
		4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Floor 10.75%; Ceiling 2.75%),	3,000	2,917	2,917
		4.00% ETP, Due 7/1/17)
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,587	1,571	1,571
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	1,100	1,089	1,089
		Term Loan (10.50% cash, 3.00% ETP, Due 7/1/16)	1,143	1,115	1,115
PixelOptics, Inc. (8)	Medical Device	Term Loan (10.75% cash, 3.00% ETP, Due 11/1/14)	5,000	4,985	562
			219	219	219
Tengion, Inc. (2)(5)	Medical Device	Term Loan (13.00% cash, Due 5/1/14)	1,382	1,373	1,373
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	3,000	2,962	2,962
		Due 9/1/16)
Total Debt Investments — Life Science				35,564	31,141

Debt Investments — Technology — 98.3% (9)
Ekahau, Inc.	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,500	1,474	1,474
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	500	490	490
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	5,000	4,935	4,935
		Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	2,500	2,460	2,460
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	1,670	1,660	1,660
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	500	497	497
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	3,909	3,862	3,862
Nanocomp Technologies, Inc.	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	1,000	963	963
Aquion Energy, Inc. (2)	Power Management	Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,704	2,693	2,693
		Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,704	2,693	2,693
		Term Loan (10.25% cash, 4.00% ETP, Due 6/1/16)	2,978	2,966	2,966
Xtreme Power, Inc. (2)(8)	Power Management	Term Loan (10.75% cash, 9.00% ETP, Due 5/1/16)	6,000	5,947	4,692
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	2,996	2,973	2,973
		Term Loan (10.00% cash, 2.00% ETP, Due 1/1/18)	2,500	2,455	2,455
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 4/1/17)	2,000	1,968	1,968
Kaminario, Inc. (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,954	2,954
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,954	2,954
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 12/1/15)	2,734	2,714	2,714
		Term Loan (10.25% cash, 8.00% ETP, Due 3/1/16)	1,519	1,506	1,506
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,418	3,418
		Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,418	3,418
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	3,000	2,964	2,964
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,000	1,967	1,967
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, 14.77% ETP, Due 7/1/15)	6,468	6,441	6,441
		Term Loan (11.50% cash, 13.65% ETP, Due 2/1/16)	1,731	1,718	1,718
Bolt Solutions, Inc. (2)	Software	Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	4,856	4,819	4,819
		Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	4,856	4,819	4,819
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,172	4,172
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,172	4,172
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	2,662	2,654	2,654
		Term Loan (11.45% cash, Due 10/1/15)	2,662	2,654	2,654

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	4,000	3,932	3,932
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,949	3,949
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,949	3,949
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,971	3,971
		Term Loan (11.50% cash, 3.00% ETP, Due 9/1/16)	1,500	1,486	1,486
Netuitive, Inc. (2)	Software	Term Loan (11.75% cash, Due 1/1/16)	2,359	2,330	2,330
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	5,000	4,948	4,948
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	1,000	975	975
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,500	1,477	1,477
		Term Loan (11.75% cash, 3.00% ETP, Due 8/1/16)	1,500	1,475	1,475
	Software	Term Loan (11.75% cash, 3.00% ETP, Due 7/1/17)	1,000	980	980
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	7,100	6,919	6,919
VBrick Systems, Inc.	Software	Term Loan (11.50% cash (Floor 10.50%; Ceiling 3.50%),	3,000	2,970	2,970
		5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 6.50% ETP, Due 6/1/16)	3,000	2,970	2,970
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	974	962	962
Total Debt Investments — Technology				134,673	133,418

Debt Investments — Cleantech — 17.6% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 9.00% ETP, Due 2/1/16)	2,028	2,015	2,015
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,028	2,015	2,015
		Term Loan (10.25% cash, Due 10/1/16)	5,000	4,956	4,956
Semprius, Inc. (2)(8)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	3,203	3,183	2,785
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	1,280	1,276	1,276
Rypos, Inc.	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	3,000	2,928	2,928
Solarbridge Technologies, Inc. (2)(8)	Energy Efficiency	Term Loan (12.15% cash, 3.21 ETP, Due 12/1/16)	7,000	6,785	5,000
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, 3.16% ETP, Due 6/1/15)	2,214	2,199	2,199
Cereplast, Inc. (5)(8)	Waste Recycling	Term Loan (12.00% cash, Due 8/1/14)	1,081	978	328
		Term Loan (12.00% cash, Due 8/1/14)	1,160	1,141	352
Total Debt Investments — Cleantech				27,476	23,854
Debt Investments — Healthcare information and services — 18.7% (9)
BioScale, Inc. (2)	Diagnostics	Term Loan (11.51% cash, Due 1/1/14)	232	232	232
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% cash (Prime + 8.00%), Due 10/1/15)	12,000	11,908	11,908
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,452	3,452
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,452	3,452
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 4.14% ETP, Due 4/1/16)	1,384	1,356	1,356
		Term Loan (11.00% cash, 3.00% ETP, Due 1/1/17)	2,500	2,473	2,473
	Other Healthcare	Term Loan (10.50% cash, 2.50% ETP, Due 1/1/18)	2,500	2,468	2,468
Total Debt Investments — Healthcare information and services				25,341	25,341
Total Debt Investments				223,054	213,754

Warrant Investments — 4.5% (9)

Warrants — Life Science — 2.1% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Ambit Biosciences, Inc.(5)	Biotechnology	44,795 Common Stock Warrants	—	143	9
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	84,583 Common Stock Warrants	—	93	882
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation	Biotechnology	114,387 Preferred Stock Warrants	—	17	15
N30 Pharmaceuticals, Inc.	Biotechnology	214,200 Preferred Stock Warrants	—	122	247
New Haven Pharmaceuticals, Inc.	Biotechnology	34,729 Preferred Stock Warrants	—	22	20
Revance Therapeutics, Inc.	Biotechnology	687,091 Preferred Stock Warrants	—	223	945
Sample6, Inc.	Biotechnology	200,582 Preferred Stock Warrants	—	27	23
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	116,203 Common Stock Warrants	—	83	308
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	94	132
Tranzyme, Inc. (5)	Biotechnology	77,902 Common Stock Warrants	—	6	—
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	132
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
Mederi Therapeutics, Inc.	Medical Device	248,736 Preferred Stock Warrants	—	26	26
Mitralign, Inc.	Medical Device	295,238 Common Stock Warrants	—	49	35
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
PixelOptics, Inc.	Medical Device	381,612 Preferred Stock Warrants	—	96	—
Tengion, Inc. (2)(5)	Medical Device	1,864,876 Common Stock Warrants	—	124	—
Tryton Medical, Inc. (2)	Medical Device	47,977 Preferred Stock Warrants	—	14	14
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,819	2,788

Warrants — Technology — 1.8% (9)
Ekahau, Inc.	Communications	978,261 Preferred Stock Warrants	—	34	26
OpenPeak, Inc.	Communications	18,997 Preferred Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	344,574 Preferred Stock Warrants	—	55	42
Everyday Health, Inc.	Consumer-related Technologies	65,674 Preferred Stock Warrants	—	69	94
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	269
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	72
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	19
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	160
Optaros, Inc.	Internet and media	477,403 Preferred Stock Warrants	—	21	13
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	9
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	34
Motion Computing, Inc.	Networking	104,283 Preferred Stock Warrants	—	4	18
Nanocomp Technologies, Inc.	Networking	204,546 Preferred Stock Warrants	—	19	19
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	8	57
Xtreme Power, Inc.	Power Management	2,466,821 Preferred Stock Warrants	—	76	—
Avalanche Technology, Inc.	Semiconductors	244,649 Preferred Stock Warrants	—	56	66
eASIC Corporation`	Semi-conductor	1,877,799 Preferred Stock Warrants	—	16	15
Kaminario, Inc.	Semi-conductor	1,087,203 Preferred Stock Warrants	—	59	54
Luxtera, Inc.	Semiconductors	1,827,485 Preferred Stock Warrants	—	34	105
Newport Media, Inc.	Semiconductors	188,764 Preferred Stock Warrants	—	40	47
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	56
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc.	Software	202,892 Preferred Stock Warrants	—	113	124
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	104
Construction Software Technologies, Inc. (2)	Software	386,415 Preferred Stock Warrants	—	69	335
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	106	89
Decisyon, Inc.	Software	314,686 Preferred Stock Warrants	—	44	39
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	120
Kontera Technologies, Inc. (2)	Software	99,476 Preferred Stock Warrants	—	102	82
Lotame Solutions, Inc.	Software	216,810 Preferred Stock Warrants	—	4	3
Netuitive, Inc.	Software	748,453 Preferred Stock Warrants	—	75	45
Raydiance, Inc.	Software	735,784 Preferred Stock Warrants	—	51	48
Razorsight Corporation	Software	259,404 Preferred Stock Warrants	—	44	40
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	239
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	20	18
Total Warrants — Technology				1,938	2,461

Warrants — Cleantech — 0.2% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	68	69
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	26	—
Enphase Energy, Inc. (5)	Energy Efficiency	161,959 Common Stock Warrants	—	175	126
Rypos, Inc.	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	41
Solarbridge Technologies, Inc. (2)	Energy Efficiency	3,645,302 Preferred Stock Warrants	—	236	—
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	26
Cereplast, Inc. (5)	Waste Recycling	365,000 Common Stock Warrants	—	175	—
Total Warrants — Cleantech				824	262

Warrants — Healthcare information and services — 0.4% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
Precision Therapeutics, Inc.	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	29

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	140
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	53
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	66	64
Recondo Technology, Inc.	Software	436,088 Preferred Stock Warrants	—	73	176
Total Warrants — Healthcare information and services				1,164	525
Total Warrants				5,745	6,036

Other Investments — 0.3% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,729	400
Total Other Investments				4,729	400
Equity — 0.8% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	227	565
Revance Therapeutics, Inc.	Biotechnology	72,925 Preferred Stock	—	73	109
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	420
Cereplast, Inc. (5)	Waste Recycling	200,000 Common Stock	—	—	—
Total Equity				782	1,094
Total Portfolio Investment Assets — 163.1% (9)				$234,310	$221,284
Short Term Investments — Money Market Funds — 0.9% (9)
US Bank Money Market				$1,188	$1,188
Total Short Term Investments — Money Market Funds				$1,188	$1,188
Short Term Investments — Restricted Investments— 4.4% (9)
US Bank Money Market (2)				$5,951	$5,951
Total Short Term Investments — Restricted Investments				$5,951	$5,951

(1)	All of the Company’s investments are in entities which are domiciled in the United States and/or have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Credit Facilities or 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, the current interest rate in effect as of December 31, 2013 is provided.

(5)	Portfolio company is a public company .

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

(8)	Debt is on non-accrual status at December 31, 2013 and is, therefore, considered non-income producing.

(9)	Value as a percent of net assets.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Short Term Investments — Money Market Funds — 1.8% (9)
Blackrock Liquid Fed Funds Institutional (Fund #30)				$2,197	$2,197
Fidelity Prime Money Market (Class I Fund #690)				91	91
US Bank Money Market				272	272
Total Short Term Investments — Money Market Funds				$2,560	$2,560

(1)	All of the Company’s investments are in entities which are domiciled in the United States and/or have principal place of business in the United States.

(2)	Has been pledged as collateral under the Wells Facility or Fortress Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, we have provided the current interest rate in effect as of December 31, 2012.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

(8)	Debt is on non-accrual status at December 31, 2012, and is therefore considered non-income producing.

(9)	Value as a percent of net assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 1.  Organization

Horizon Technology Finance Corporation (the “Company”) was organized as a Delaware corporation on March 16, 2010 and is an externally managed, non-diversified, closed end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company generally is not subject to corporate-level federal income tax on the portion of its taxable income and capital gains the Company distributes to the stockholders. The Company primarily makes secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. All of the Company’s debt investments consist of loans secured by all of, or a portion of, the applicable debtor company’s tangible and intangible assets.

On October 28, 2010, the Company completed an initial public offering (“IPO”) and its common stock trades on the NASDAQ Global Select Market under the symbol “HRZN.” The Company was formed to continue and expand the business of Compass Horizon Funding Company LLC (“CHF”), a Delaware limited liability company, which commenced operations in March 2008 and became the Company’s wholly owned subsidiary upon the completion of the IPO.

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as the sole equity member. Credit I is a special purpose bankruptcy remote entity and is a separate legal entity from the Company and CHF. There has been no activity at Credit I during the twelve months ended December 31, 2013.

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

The Company formed Horizon Funding 2013-1 LLC (“2013-1 LLC”) as a Delaware limited liability company on June 7, 2013 and Horizon Funding Trust 2013-1 (“2013-1 Trust” and, together with 2013-1 LLC, the “2013-1 Entities”) as a Delaware trust on June 18, 2013. The 2013-1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2013-1 Entities for purposes of securitizing $189.3 million of secured loans and issuing fixed-rate asset-backed notes in an aggregate principal amount of $90 million (the “Asset-Backed Notes”).

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments the Company makes and capital appreciation from the warrants the Company receives when making such debt investments. The Company has entered into an investment management agreement (the “Investment Management Agreement”) with Horizon Technology Finance Management LLC (“HTFM” or the “Advisor”), under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 2.  Basis of Presentation and Significant Accounting Policies

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

Principles of Consolidation

As required under GAAP and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s subsidiaries in its consolidated financial statements.

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

Fair Value

The Company records all of its investments at fair value in accordance with relevant GAAP, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. The Company has categorized its investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as more fully described in Note 5. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 converges the fair value measurement guidance in GAAP and the International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance. In addition, ASU 2011-04 requires additional fair value disclosures. The Company has adopted ASU 2011-04 and included additional disclosures in Note 5.

See Note 5 for additional information regarding fair value.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. As of December 31, 2013, there were five investments on non-accrual status with a cost of $23.2 million and a fair value of $13.9 million. As of December 31, 2012, there were three investments on non-accrual status with a cost of $12.9 million and a fair value of $4.9 million.

The Company receives a variety of fees from borrowers in the ordinary course of conducting its business, including advisory fees, commitment fees, amendment fees, non-utilization fees, success fees and prepayment fees. In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. Loan origination fees, net of certain direct origination costs, are deferred, and along with unearned income, are amortized as a level yield adjustment over the respective term of the loan. All other income is recorded into income when earned. Fees for counterparty loan commitments with multiple loans are allocated to each loan based upon each loan’s relative fair value. When a loan is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the loan is returned to accrual status.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related debt financing. The unamortized balance of debt issuance costs as of December 31, 2013 and 2012, included in other assets, was $5.1 million and $3.7 million, respectively. The accumulated amortization balances as of December 31, 2013 and 2012 were $2.0 million and $0.6 million, respectively. The amortization expense for the years ended December 31, 2013, 2012 and 2011 relating to debt issuance costs was $1.5 million, $0.5 million and $0.3 million, respectively.

Income Taxes

As a BDC, the Company also has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2013, 2012 and 2011, $0.2 million, $0.2 million and $0.3 million was recorded for U.S. federal excise tax, respectively.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2013 and 2012. The 2012, 2011, and 2010 tax years remain subject to examination by U.S. federal and state tax authorities.

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

The Company’s interest rate swaps are recorded at fair value with changes in fair value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The Company records the accrual of periodic interest settlements of interest rate swap agreements in net unrealized appreciation or depreciation of investments and subsequently records the amount as a net realized gain or loss on investments on the interest settlement date. Cash payments received or paid for the termination of an interest rate swap agreement would be recorded as a realized gain or loss upon termination in the consolidated statements of operations.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

Transfers of Financial Assets

Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities that are consolidated in the Company’s financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Reclassifications

Certain 2011 amounts were reclassified to conform with the 2012 financial statement presentation. Such reclassifications had no impact on the 2011 Statements of Operations.

New Accounting Pronouncement

In June 2013, FASB issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, or ASU 2013-08, containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. We do not expect ASU 2013-08 to have a material impact on our consolidated financial position or disclosures.

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

The Advisor’s services under the Investment Management Agreement are not exclusive to the Company, and the Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Advisor is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Advisor receives fees for providing services, consisting of two components, a base management fee and an incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The management fee payable as of December 31, 2013 and 2012, respectively, was $0.4 million. The base management fee expense was $5.2 million, $4.2 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), and equals 20.00% of the Company’s realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis through the end of such year, less all previous amounts paid in respect of the capital gain incentive fee.

The performance based incentive fee expense was $3.3 million, $2.8 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The incentive fee payable for both December 31, 2013 and 2012 was $0.9 million. The entire incentive fee payable for each of the years ended December 31, 2013 and 2012 represents part one of the incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For the years ended December 31, 2013, 2012 and 2011, $1.2 million, $1.1 million and $1.2 million were charged to operations under this agreement, respectively.

Note 4.  Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	December 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Money market funds	$1,188	$1,188	$2,560	$2,560
Restricted investments in money market funds	$5,951	$5,951	$—	$—
Non-affiliate investments
Debt	$223,054	$213,754	$228,081	$220,297
Warrants	5,745	6,036	5,715	5,468
Other Investments	4,729	400	4,880	2,100
Equity	782	1,094	709	748
Total non-affiliate investments	$234,310	$221,284	$239,385	$228,613

The following table shows the Company’s portfolio investments by industry sector:

	December 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$17,604	$19,631	$40,358	$39,569
Medical Device	20,079	14,972	24,296	23,733
Technology
Consumer-Related Technologies	118	435	118	445
Networking	1,025	1,034	46	774
Software	67,510	67,869	55,220	55,237
Data Storage	4,751	419	4,901	2,121
Internet and Media	6,119	6,201	10,056	10,118
Communications	10,019	9,847	571	526
Semiconductors	37,897	37,793	26,128	25,913
Power Management	14,382	13,101	15,875	15,864
Cleantech
Energy Efficiency	13,743	11,596	18,914	13,138
Waste Recycling	2,294	680	3,744	2,199
Alternative Energy	12,263	11,840	8,680	8,683
Healthcare Information and Services
Diagnostics	12,752	12,203	21,952	21,921
Other Healthcare Related Services	7,384	7,190	3,067	2,829
Software	6,370	6,473	5,459	5,543
Total non-affiliate investments	$234,310	$221,284	$239,385	$228,613

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

(In thousands, except share data)

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

Investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment lacking a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

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

Debt Investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 2013 and 2012, the discount rates used ranged from 9% to 25% and 8% to 25%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

Under certain circumstances the Company may use an alternative technique to value debt investments that better reflects its fair value such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability.

Warrant Investments:  The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurements.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on indices of publicly traded companies similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value investment.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. Significant increases (decreases) in this unobservable input would result in significantly lower (higher) fair value measurement.

•	Historical portfolio experience on cancellations and exercises of our warrants are utilized as the basis for determining the estimated time to exit of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input would result in significantly higher (lower) fair value measurement.

Under certain circumstances the Company may use an alternative technique to value warrants that better reflects the warrants’ fair value, such as an expected settlement of a warrant in the near term or a model that incorporates a put feature associated with the warrant. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

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

(In thousands, except share data)

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

The following table provides a summary of quantitative information about the Company’s Level 3 fair value measurements of our investments as of December 31, 2013. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements for the year ended December 31, 2013.

	Fair	Valuation Techniques/	Unobservable
Investment Type	Value	Methodologies	Input	Range

Debt investments	$199,815	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% - 25%

	13,939	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 100%

Warrant investments	4,579	Black-Scholes Valuation Model	Price per share	$0.0 – $63.98
			Average Industry Volatility	19%
			Marketability Discount	20%
			Estimated Time to Exit	1 to 10 years

Other investments	400	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%
			Probability Weighting	0 to 100%

Equity investments	529	Most Recent Equity Investment	Price Per Share	$1.09 – $1.50

Total Level 3 investments	$219,262

The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements for the year ended December 31, 2012.

	Fair	Valuation Techniques/	Unobservable
Investment Type	Value	Methodologies	Input	Range

Debt investments	$215,397	Discounted Expected Future Cash Flows	Hypothetical Market Yield	8% - 25%

	4,900	Multiple Probability Weighted Cash	Discount Rate	25%
		Flow Model	Probability Weighting	10% - 60%

Warrant investments	4,914	Black-Scholes Valuation Model	Price per share	$0.0 - 9.56
			Average Industry Volatility	21%
			Marketability Discount	20%
			Estimated Time to Exit	1 to 10 years

Other investments	2,100	Multiple Probability Weighted Cash	Discount Rate	25%
		Flow Model	Probability Weighting	10% - 45%

Equity investments	526	Market Comparable Companies	Revenue Multiple	1.5x – 2.0x

Total Level 3 investments	$227,837

Borrowings:  The carrying amount of borrowings under the Credit Facilities (as defined in Note 6 below) approximates fair value due to the variable interest rate of the Credit Facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes is based on the closing public share price on the date of measurement. At December 31, 2013, the 2019 Notes were trading on the New York Stock Exchange for $25.35 per note, or $33.5 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on or around December 31, 2013, the Asset-Backed Notes were trading at par value, or $90.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

Off-Balance-Sheet Instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$1,188	$—	$1,188	$—
Restricted investments in money market funds	$5,951	$—	$5,951	$—
Debt investments	$213,754	$—	$—	$213,754
Warrant investments	$6,036	$—	$1,457	$4,579
Other investments	$400	$—	$—	$400
Equity investments	$1,094	$565	$—	$529

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$2,560	$—	$2,560	$—
Debt investments	$220,297	$—	$—	$220,297
Warrant investments	$5,468	$—	$554	$4,914
Other investments	$2,100	$—	$—	$2,100
Equity investments	$748	$222	$—	$526

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the year ended December 31, 2013:

	December 31, 2013
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$220,297	$4,914	$526	$2,100	$227,837
Purchase of investments	88,362	—	—	—	88,362
Warrants and equity received and classified as Level 3	—	704	—	—	704
Principal payments received on investments	(87,434)	—	—	(63)	(87,497)
Sales of investments	—	(200)	—	—	(200)
Net realized loss on investments	(6,825)	(171)	—	—	(6,996)
Unrealized depreciation included in earnings	(1,428)	(552)	(70)	(1,637)	(3,687)
Transfer out of Level 3	—	(116)	—	—	(116)
Transfer from debt to other investments	(73)	—	73	—	—
Other	855	—	—	—	855
Level 3 assets, end of period	$213,754	$4,579	$529	$400	$219,262

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

The Company’s transfers between levels are recognized at the end of the applicable reporting period. During the year ended December 31, 2013, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in one portfolio company, with a value of $0.1 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the year ended December 31, 2013. Because the fair value of warrants held in publicly traded companies is determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of December 31, 2013.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2013 includes $7.9 million unrealized depreciation on loans, $0.4 million unrealized depreciation on warrants, $0.1 million unrealized depreciation on equity and $1.6 million unrealized depreciation on other investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the year ended December 31, 2012:

	December 31, 2012
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

The Company’s transfers between levels are recognized at the end of the applicable reporting period. During the year ended December 31, 2012, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in two portfolio companies, each with a value of $0.3 million, that were transferred into Level 2 due to the portfolio companies becoming public companies during the year ended December 31, 2012. Because the fair value of warrants held in publicly traded companies are determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of December 31, 2012.

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

The fair value amounts for 2013 and 2012 have been measured as of the reporting date, and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported at year-end.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

As of December 31, 2013 and 2012, the recorded book balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Note 6.  Borrowings

A summary of our borrowings as of December 31, 2013 and 2012 is as follows:

	December 31, 2013
	Total	Balance	Unused
	Commitment	Outstanding	Commitment
Asset-Backed Notes	$90,000	$79,343	$—
Fortress Facility	75,000	10,000	65,000
Key Facility	50,000	—	50,000
2019 Notes	33,000	33,000	—
Total	$248,000	$122,343	$115,000

	December 31, 2012
	Total	Balance	Unused
	Commitment	Outstanding	Commitment
Wells Facility	$75,000	$46,020	$28,980
Fortress Facility	75,000	10,000	65,000
2019 Notes	33,000	33,000	—
Total	$183,000	$89,020	$93,980

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of December 31, 2013, the asset coverage for borrowed amounts was 211%.

On November 4, 2013, the Company renewed and amended the revolving credit facility (“Wells Facility”) previously administered by Wells Fargo Capital Finance LLC (“Wells”) and facilitated the assignment of all rights and obligations of Wells under the Wells Facility to Key Equipment Finance ("Key") (here and after referred to as the “Key Facility”). The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key. The Key Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Key Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on November 4, 2018. The interest rate is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The rate at December 31, 2013 was 4.00%. There were no advances made under the Key Facility for the year ended December 31, 2013.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

The Company entered into the Wells Facility with Wells effective July 14, 2011. The Wells Facility had an accordion feature which allowed for an increase in the total loan commitment to $150 million from the $75 million commitment provided by Wells. The Wells Facility was collateralized by all loans and warrants held by Credit II and permitted an advance rate of up to 50% of eligible loans held by Credit II. The Wells Facility contained covenants that, among other things, required the Company to maintain a minimum net worth and restricted the loans securing the Wells Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Wells Facility had a three-year revolving term followed by a three-year amortization period and matured on July 14, 2017. The interest rate was based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. On May 28, 2013, the Company and Wells amended the Wells Facility. As amended, effective May 1, 2013, the stated interest rate was reduced to one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. In general, all other terms and conditions of the Wells Facility remain unchanged. The interest rate was based upon the one-month LIBOR plus a spread of 4.00%, with a LIBOR floor of 1.00%. The rate at December 31, 2012 was 5.0%. The average rate for the years ended December 31, 2013 and 2012 was 4.8% and 5.0%, respectively. The average amounts of borrowings were $26.2 million and $15.1 million for the year ended December 31, 2013 and 2012, respectively.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and rank (i) equally in right of payment with the Company’s future senior unsecured indebtedness; (ii) senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2013, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF.”

The Company entered into a term loan credit facility (the “Fortress Facility” and, together with the Key Facility, the “Credit Facilities”) with Fortress Credit Co LLC (“Fortress”) effective August 23, 2012. The Fortress Facility is collateralized by all loans and warrants held by Credit III. The Fortress Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, has a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility requires the payment of an unused line fee in an amount equal to 1.00% of unborrowed amounts available under the facility annually and has an effective advance rate of 66% against eligible loans. The Fortress Facility generally bears interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The rate for both December 31, 2013 and 2012 was 7.00%, and the average rate for the period within the years ended December 31, 2013 and 2012, in which the loan was outstanding, was 7.00%.

On June 28, 2013, the Company completed a $189.3 million securitization of secured loans which it originated. 2013-1 Trust, a wholly owned subsidiary of the Company, issued $90 million in the Asset-Backed Notes, which are rated A2(sf) by Moody’s Investors Service, Inc. The Company is the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

As part of the transaction, the Company entered into a sale and contribution agreement, dated as of June 28, 2013 (the “Sale and Contribution Agreement”), with 2013-1 LLC, pursuant to which the Company has agreed to sell or has contributed to 2013-1 LLC certain secured loans made to certain portfolio companies of the Company (the “Loans”). The Company has made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Loans as of the date of the transfer of the Loans to 2013-1 LLC. The Company has also entered into a sale and servicing agreement, dated as of June 28, 2013 (the “Sale and Servicing Agreement”), with 2013-1 LLC and 2013-1 Trust pursuant to which 2013-1 LLC has agreed to sell or has contributed the Loans to 2013-1 Trust. The Company has made customary representations, warranties and covenants in the Sale and Servicing Agreement. The Company will also serve as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, 2013-1 LLC entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

On June 3, 2013, the Company and Guggenheim Securities entered into a promissory note (the “Promissory Note”) whereby Guggenheim Securities made a term loan to the Company in the aggregate principal amount of $15 million (the “Term Loan”). The Company granted Guggenheim Securities a security interest in all of its assets to secure the Term Loan. On June 28, 2013, the Company used a portion of the proceeds of the private placement of the Asset-Backed Notes to repay all of its outstanding obligations under the Term Loan and the security interest of Guggenheim Securities was released.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the Consolidated Statement of Assets and Liabilities. There was $6.0 million of restricted investments in money market funds as of December 31, 2013.

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

The following reconciles net increase in net assets resulting from operations to taxable income:

	Year Ended December 31,
	2013	2012	2011
Net increase in net assets resulting from operations	$3,508	$3,991	$10,996
Net unrealized depreciation on investments	2,254	8,113	5,702
Other book-tax differences	113	869	526
Capital Loss carry forward	7,509	—	—
Taxable income before deductions for distributions	$13,384	$12,973	$17,224

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

The tax characters of distributions paid are as follows:

	Year Ended December 31,
	2013	2012	2011
Ordinary income	$13,171	$12,232	$5,403
Long-term capital gains	52	3,244	3,580
Total	$13,223	$15,476	$8,983

The components of undistributed ordinary income earnings (accumulated losses) on a tax basis were as follows:

	As of December 31,
	2013	2012	2011
Undistributed ordinary income	$ 6, 338	$6,139	$5,505
Undistributed long-term gain	—	52	3,187
Capital Loss carry forward	(7,509)	—	—
Unrealized depreciation	(13,026)	(10,772)	(2,659)
Total	$(14,197)	$(4,581)	$6,033

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. In 2013 and 2012 the Company elected to carry forward taxable income in excess of current year dividend distributions and recorded an excise tax payable of $0.2 million and $0.2 million on $6.1 million and $5.9 million of undistributed earnings from operations and capital gains.

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

The balance of unfunded commitments to extend credit was $9.0 million and $24.6 million as of December 31, 2013 and 2012, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The largest loans may vary from year to year as new loans are recorded and repaid. The Company’s five largest loans represented 22% and 23% of total loans outstanding as of December 31, 2013 and 2012, respectively. No single loan represented more than 10% of the total loans as of December 31, 2013 or 2012. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 23%, 22% and 21% of total loan interest and fee income for the years ended December 31, 2013, 2012 and 2011, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 10. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution activity during the years end December 31, 2013 and 2012:

Date	Record	Payment	Amount	Cash	DRIP Shares	DRIP Share
Declared	Date	Date	Per Share	Distribution	Issued	Value
Year Ended December 31, 2013
11/1/13	2/17/14	3/17/14	$0.115	$—	—	$—
11/1/13	1/20/14	2/14/14	$0.115	$1,058	3,249	$47
11/1/13	12/16/13	1/15/14	$0.115	$1,061	3,048	$44
8/2/13	11/19/13	12/16/13	$0.115	$1,045	4,225	$59
8/2/13	10/17/13	11/15/13	$0.115	$937	11,851	$167
8/2/13	9/18/13	10/15/13	$0.115	$1,051	3,882	$52
5/3/13	8/19/13	9/16/13	$0.115	$1,057	3,376	$46
5/3/13	7/17/13	8/15/13	$0.115	$1,060	2,980	$42
5/3/13	6/20/13	7/15/13	$0.115	$1,070	2,191	$31
3/8/13	5/20/13	6/17/13	$0.115	$1,086	1,099	$15
3/8/13	4/18/13	5/15/13	$0.115	$1,087	1,035	$15
3/8/13	3/20/13	4/15/13	$0.115	$1,046	3,867	$55
			$1.380	$11,558	40,803	$573
Year Ended December 31, 2012
11/27/12	2/21/13	3/15/13	$0.115	$1,050	3,392	$50
11/27/12	1/18/13	2/15/13	$0.115	$1,087	898	$14
11/27/12	12/20/12	1/15/13	$0.115	$1,056	2,930	$44
11/2/12	11/16/12	11/30/12	$0.450	$4,243	4,269	$61
8/7/12	8/17/12	8/31/12	$0.450	$4,105	11,608	$193
5/3/12	5/17/12	5/31/12	$0.450	$3,402	2,299	$37
3/12/12	3/23/12	3/30/12	$0.450	$3,378	3,517	$58
			$2.145	$18,321	28,913	$457

On March 6, 2014, the Board declared a monthly dividend of $0.115 per share payable as set forth in the table below.

		Dividends
Record Dates	Payment Date	Declared
May 20, 2014	June 16, 2014	$0.115
April 17, 2014	May 15, 2014	$0.115
March 19, 2014	April 15, 2014	$0.115

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 11.  Financial Highlights

The financial highlights for the Company are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Per share data:
Net asset value at beginning of period	$15.15	$17.01	$16.75
Net investment income	1.38	1.41	1.38
Realized (loss) gain on investments	(0.78)	0.01	0.81
Unrealized depreciation on investments	(0.23)	(0.95)	(0.75)
Net increase in net assets resulting from operations	0.37	0.47	1.44
Net dilution from issuance of common stock	—	(0.28)	—
Issuance of common stock and capital contributions	—	—	—
Offering costs	—	—	—
Dividends declared	(1.38)	(2.15)	(1.18)
Other (1)	—	0.10	—
Net asset value at end of period	$14.14	$15.15	$17.01
Per share market value, end of period	$14.21	$14.92	$16.32
Total return based on a market value (2)	4.5%	2.5%	21.2%
Shares outstanding at end of period	9,608,949	9,567,225	7,636,532
Ratios to average net assets:
Expenses without incentive fees(3)	11.8%	8.4%	7.9%
Incentive fees	2.3%	2.1%	2.3%
Total expenses(3)	14.1%	10.5%	10.2%
Net investment income with incentive fees(3)	9.2%	8.7%	8.1%
Average net asset value	$142,327	$137,741	$130,385
Average debt per share	12.06	7.42	10.26
Portfolio turnover ratio	37.9%	74.0%	59.4%

(1)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(2)	The total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.
(3)	During the year ended December 31, 2013, the Advisor waived $0.1 million of management fees. Had this expense not been waived, the ratio of expenses without incentive fees to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fees to average net assets would have been 11.9%, 14.3% and 9.1% respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 12.  Selected Quarterly Financial Data (Unaudited)

	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Total investment income	$8,776	$8,712	$8,787	$7,368
Net investment income	3,410	3,487	3,601	2,773
Net realized and unrealized (loss) gain	(7,921)	401	(2,453)	210
Net (decrease) increase in net asset resulting from operations	(4,511)	3,888	1,148	2,983
Net (loss) earnings per share (1)	(0.47)	0.41	0.12	0.31
Net asset value per share at period end (2)	$14.14	$14.95	$14.89	$15.12

	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Total investment income	$7,938	$6,619	$5,482	$6,625
Net investment income	3,417	2,969	2,258	3,352
Net realized and unrealized (loss) gain	(7,827)	677	(42)	(813)
Net (decrease) increase in net asset resulting from operations	(4,410)	3,646	2,216	2,539
Earnings per share (1)	(0.46)	0.40	0.29	0.33
Net asset value per share at period end (2)	$15.15	$16.41	$16.73	$16.89

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 9B.  Other Information

None

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(1) Financial Statements — Refer to Item 8 starting on page 69.

(2) Financial Statement Schedules — None

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

4.2	Form of Registration Rights Agreement among Compass Horizon Partners, LP, HTF-CHF Holdings LLC and the Company (Incorporated by reference to exhibit (k)(3) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.3	Form of Indenture (Incorporated by reference to Exhibit (d)(4) of the Company’s Registration Statement on Form N-2, File No. 333-178516, filed on December 15, 2011)

4.4	Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.5	First Supplemental Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(8) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.6	Form of 7.375% 2019 Notes due 2019 (included as part of Exhibit 4.5)

4.7	Indenture, dated as of June 28, 2013, between Horizon Technology Funding Trust 2013-1 and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.1	Form of Investment Management Agreement (Incorporated by reference to exhibit (g) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.2	Form of Custody Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.4	Form of License Agreement by and between the Company and Horizon Technology Finance, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.5	Sale and Contribution Agreement by and between Compass Horizon Funding Company LLC and Horizon Credit I LLC, dated as of March 4, 2008 (Incorporated by reference to exhibit (f)(5) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.6	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.7	Loan and Security Agreement, dated as of August 23, 2012, by and among Horizon Credit III LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Fortress Credit Co LLC, as the administrative agent. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2012)

10.8	Sale and Servicing Agreement, dated August 23, 2012, by and among Horizon Credit III LLC, as the buyer, Horizon Technology Finance Corporation, as the originator, Horizon Technology Finance Management LLC, as the servicer, U.S. Bank National Association, as the collateral custodian and back-up servicer, and Fortress Credit Co LLC, as the agent. (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on August 23, 2012)

10.9	Promissory Note, dated as of June 3, 2013, by and between Horizon Technology Finance Corporation, as the borrower, and Guggenheim Securities, LLC, as the lender (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 3, 2013)

10.10	Amended and Restated Trust Agreement, dated as of June 28, 2013, by and between Horizon Funding 2013-1 LLC and Wilmington Trust, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.11	Sale and Servicing Agreement, dated as of June 28, 2013, by and among the Company, Horizon Funding Trust 2013-1, Horizon Funding 2013-1 LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.12	Sale and Contribution Agreement, dated as of June 28, 2013, between the Company and Horizon Funding 2013-1 LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.13	Note Purchase Agreement, dated as of June 28, 2013, by and among the Company, Horizon Funding 2013-1 LLC, Horizon Funding Trust 2013-1 and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.14*	Amended and Restated Loan and Security Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Key Equipment Finance Inc,. as the arranger and the agent

10.15*	Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the buyer, Horizon Technology Finance Corporation, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and Key Equipment Finance Inc., as the agent

10.16*	Agreement Regarding Loan Assignment and Related Matters, dated as of November 4, 2013, by and among Horizon Credit II LLC, Wells Fargo Capital Finance, LLC and Key Equipment Finance Inc.

11.1*	Computation of per share earnings (included in the notes to the audited financial statements included in this report)

14.1	Code of Ethics of the Company (Incorporated by reference to exhibit (r)(1) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

14.2	Code of Ethics of the Advisor (Incorporated by reference to exhibit (r)(2) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

21*	List of Subsidiaries

24*	Power of Attorney (included on signature page hereto)

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K, filed on March 16, 2011)

*	Filed herewith

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

Date: March 11, 2014

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors	March 11, 2014
Robert D. Pomeroy, Jr.	and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher M. Mathieu	Chief Financial Officer and	March 11, 2014
Christopher M. Mathieu	Treasurer (Principal Financial and
Accounting Officer)

/s/ Gerald A. Michaud	President and Director	March 11, 2014
Gerald A. Michaud

/s/ James J. Bottiglieri	Director	March 11, 2014
James J. Bottiglieri

/s/ Edmund V. Mahoney	Director	March 11, 2014
Edmund V. Mahoney

/s/ Elaine A. Sarsynski	Director	March 11, 2014
Elaine A. Sarsynski

/s/ Christopher B. Woodward	Director	March 11, 2014
Christopher B. Woodward

