Form 10-Q
period 2014-03-31
Horizon Technology Finance Corp
filed 2014-05-06
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 6, 2014, the Registrant had 9,619,334 shares of common stock, $0.001 par value, outstanding.

2

PART I: FINANCIAL INFORMATION

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Non-affiliate investments at fair value (cost of $233,056 and $234,310, respectively) (Note 4)	$228,560	$221,284
Cash	13,993	25,341
Investment in money market funds	2,101	1,188
Restricted investments in money market funds	5,730	5,951
Interest receivable	5,389	4,240
Other assets	6,369	5,733
Total assets	$262,142	$263,737

Liabilities
Borrowings (Note 6)	$119,405	$122,343
Dividends payable	3,318	3,315
Base management fee payable (Note 3)	330	439
Incentive fee payable (Note 3)	406	852
Other accrued expenses	903	953
Total liabilities	124,362	127,902

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,618,690 and 9,608,949 shares outstanding as of March 31, 2014 and December 31, 2013	10	10
Paid-in capital in excess of par	155,108	154,975
Accumulated undistributed net investment income	629	1,463
Net unrealized depreciation on investments	(4,496)	(13,026)
Net realized loss on investments	(13,471)	(7,587)
Total net assets	137,780	135,835
Total liabilities and net assets	$262,142	$263,737
Net asset value per common share	$14.32	$14.14

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	For the Three Months Ended
	March 31,
	2014	2013
Investment income
Interest income on non-affiliate investments	$7,180	$7,346
Fee income on non-affiliate investments	354	22
Total investment income	7,534	7,368
Expenses
Interest expense	2,070	1,773
Base management fee (Note 3)	1,205	1,241
Performance based incentive fee (Note 3)	406	693
Administrative fee (Note 3)	244	285
Professional fees	835	382
General and administrative	250	221
Total expenses	5,010	4,595
Net investment income before excise tax	2,524	2,773
Provision for excise tax	(40)	—
Net investment income	2,484	2,773
Net realized and unrealized gain on investments
Net realized loss on investments	(5,884)	(210)
Net unrealized appreciation on investments	8,530	420
Net realized and unrealized gain on investments	2,646	210
Net increase in net assets resulting from operations	$5,130	$2,983
Net investment income per common share	$0.26	$0.29
Net increase in net assets per common share	$0.53	$0.31
Dividends declared per share	$0.345	$0.345
Weighted average shares outstanding	9,613,829	9,570,789

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share data)

		Common	Paid-In Capital in Excess of	Accumulated Undistributed Net Investment	Net Unrealized Depreciation on	Net Realized Losses on	Total Net
	Shares	Stock	Par	Income	Investments	Investments	Assets
Balance at December 31, 2012	9,567,225	$10	$154,384	$1,428	$(10,772)	$(78)	$144,972
Net increase in net assets resulting from operations	—	—	—	2,773	420	(210)	2,983
Issuance of common stock under dividend reinvestment plan	7,220	—	108	—	—	—	108
Dividends declared	—	—	—	(3,303)	—	—	(3,303)
Balance at March 31, 2013	9,574,445	$10	$154,492	$898	$(10,352)	$(288)	$144,760

Balance at December 31, 2013	9,608,949	$10	$154,975	$1,463	$(13,026)	$(7,587)	$135,835
Net increase in net assets resulting from operations	—	—	—	2,484	8,530	(5,884)	5,130
Issuance of common stock under dividend reinvestment plan	9,741	—	133	—	—	—	133
Dividends declared	—	—	—	(3,318)	—	—	(3,318)
Balance at March 31, 2014	9,618,690	$10	$155,108	$629	$(4,496)	$(13,471)	$137,780

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,130	$2,983
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	492	183
Net realized loss on investments	6,913	18
Net unrealized appreciation on investments	(8,530)	(420)
Purchase of investments	(17,926)	(28,500)
Principal payments received on investments	11,773	9,962
Proceeds from sale of investments	720	—
Changes in assets and liabilities:
Net increase in investments in money market funds	(913)	(1,559)
Decrease in restricted investments in money market funds	221	—
Increase in interest receivable	(597)	(88)
Increase in end-of-term payments	(552)	(614)
Decrease in unearned loan income	(226)	(228)
(Increase) decrease in other assets	(1,129)	199
Decrease in other accrued expenses	(50)	(199)
(Decrease) increase in base management fee payable	(109)	31
Decrease in incentive fee payable	(446)	(162)
Net cash used in operating activities	(5,229)	(18,394)
Cash flows from financing activities:
Dividends paid	(3,181)	(3,193)
Net (decrease) increase in borrowings	(2,938)	21,017
Net cash (used in) provided by financing activities	(6,119)	17,824
Net decrease in cash	(11,348)	(570)
Cash:
Beginning of period	25,341	1,048
End of period	$13,993	$478
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,582	$1,517
Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$106	$172
Dividends payable	$3,318	$3,303
Net assets received in settlement of debt investment	$985	$—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Debt Investments — 158.2% (9)
Debt Investments — Life Science — 23.0% (9)
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	$3,500	$3,466	$3,466
N30 Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	514	512	512
		Term Loan (11.25% cash, 3.00% ETP, Due 10/1/15)	1,952	1,936	1,936
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	1,451	1,431	1,431
		Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	484	477	477
Sample6, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	1,996	1,979	1,979
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	1,244	1,239	1,239
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	1,867	1,839	1,839
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	745	744	744
		Term Loan (12.50% cash, Due 8/1/15)	1,172	1,171	1,171
		Term Loan (12.50% cash, Due 10/1/15)	222	222	222
Accuvein, Inc.	Medical Device	Term Loan (10.40% cash (Floor 10.40%; Ceiling 11.90%),	4,000	3,945	3,945
		5.00% ETP, Due 8/1/17)
Mederi Therapeutics, Inc.	Medical Device	Term Loan (10.75% cash (Floor 10.75%; Ceiling 12.75%),	3,000	2,960	2,960
		4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Floor 10.75%; Ceiling 12.75%),	3,000	2,920	2,920
		4.00% ETP, Due 7/1/17)
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,390	1,378	1,378
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	969	961	961
		Term Loan (10.50% cash, 3.00% ETP, Due 7/1/16)	1,143	1,119	1,119
Tengion, Inc. (2)(5)	Medical Device	Term Loan (13.00% cash, Due 5/1/14)	351	350	350
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	3,000	2,966	2,966
		Due 9/1/16)
Total Debt Investments — Life Science				31,615	31,615
Debt Investments — Technology — 103.4% (9)
Ekahau, Inc.	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,500	1,477	1,477
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	500	492	492
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	5,000	4,944	4,944
		Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	2,500	2,466	2,466
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	1,463	1,455	1,455
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	451	448	448
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	3,524	3,487	3,487
Nanocomp Technologies, Inc.	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	1,000	981	981
Aquion Energy, Inc. (2)	Power Management	Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,421	2,413	2,413
		Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,421	2,413	2,413
		Term Loan (10.25% cash, 4.00% ETP, Due 6/1/16)	2,703	2,691	2,691
Xtreme Power, Inc. (2)	Power Management	Term Loan (10.75% cash, 9.00% ETP, Due 5/1/16)	6,000	5,960	5,960
		Term Loan (15.00% cash, Due 4/14/14)	2,435	2,435	2,435
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	2,728	2,710	2,710
		Term Loan (10.00% cash, 2.00% ETP, Due 1/1/18)	2,500	2,460	2,460
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 4/1/17)	2,000	1,971	1,971
Kaminario, Inc. (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,961	2,961
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,961	2,961
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 7/1/17)	2,632	2,568	2,568
		Term Loan (10.25% cash, 8.00% ETP, Due 7/1/17)	1,469	1,458	1,458
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,429	3,429
		Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,429	3,429
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	3,000	2,969	2,969
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,000	1,972	1,972
Soraa, Inc.	Semiconductors	Term Loan (10.75% cash (Floor 10.75%; Ceiling 13.075%),	2,500	2,457	2,457
		4.00% ETP, Due 11/1/17)
		Term Loan (10.75% cash (Floor 10.75%; Ceiling 13.075%),	2,500	2,457	2,457
		4.00% ETP, Due 11/1/17)
		Term Loan (10.75% cash (Floor 10.75%; Ceiling 13.075%),	2,500	2,457	2,457
		4.00% ETP, Due 11/1/17)
		Term Loan (10.75% cash (Floor 10.75%; Ceiling 13.075%),	2,500	2,457	2,457
		4.00% ETP, Due 11/1/17)
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, 14.77% ETP, Due 7/1/15)	6,468	6,448	6,448
		Term Loan (11.50% cash, 13.65% ETP, Due 2/1/16)	1,731	1,721	1,721
Bolt Solutions, Inc. (2)	Software	Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	4,264	4,234	4,234
		Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	4,264	4,234	4,234
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,176	4,176

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,176	4,176
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	2,331	2,325	2,325
		Term Loan (11.45% cash, Due 10/1/15)	2,331	2,325	2,325
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	4,000	3,940	3,940
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,957	3,957
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,957	3,957
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,975	3,975
		Term Loan (11.50% cash, 3.00% ETP, Due 9/1/16)	1,500	1,489	1,489
Netuitive, Inc. (2)	Software	Term Loan (11.75% cash, Due 1/1/16)	2,105	2,083	2,083
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	4,855	4,812	4,812
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	971	950	950
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,500	1,481	1,481
		Term Loan (11.75% cash, 3.00% ETP, Due 8/1/16)	1,457	1,436	1,436
	Software	Term Loan (11.75% cash, 3.00% ETP, Due 7/1/17)	1,000	982	982
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	7,100	6,598	6,598
VBrick Systems, Inc.	Software	Term Loan (11.50% cash (Floor 10.50%; Ceiling 3.50%),	3,000	2,972	2,972
		5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 6.50% ETP, Due 6/1/16)	3,000	2,976	2,976
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	896	885	885
Total Debt Investments — Technology				142,510	142,510
Debt Investments — Cleantech — 13.5% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 9.00% ETP, Due 2/1/16)	1,816	1,806	1,806
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	1,816	1,806	1,806
		Term Loan (10.25% cash, Due 10/1/16)	4,733	4,696	4,696
Semprius, Inc. (2)(8)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	3,135	3,115	2,805
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	1,068	1,065	1,065
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	3,000	2,955	2,955
		Term Loan (11.80% cash, Due 9/1/17)	1,000	980	980
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, 3.16% ETP, Due 6/1/15)	1,874	1,864	1,864
Cereplast, Inc. (5)(8)	Waste Recycling	Term Loan (12.00% cash, Due 8/1/14)	1,081	978	328
		Term Loan (12.00% cash, Due 8/1/14)	1,160	1,141	352
Total Debt Investments — Cleantech				20,406	18,657
Debt Investments — Healthcare information and services — 18.3% (9)
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% cash (Prime + 8.00%), Due 10/1/15)	12,000	11,921	11,921
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,457	3,457
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,457	3,457
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 4.14% ETP, Due 4/1/16)	1,384	1,360	1,360
		Term Loan (11.00% cash, 3.00% ETP, Due 1/1/17)	2,500	2,476	2,476
		Term Loan (10.50% cash, 2.50% ETP, Due 1/1/18)	2,500	2,471	2,471
Total Debt Investments — Healthcare information and services				25,142	25,142
Total Debt Investments				219,673	217,924
Warrant Investments — 4.9% (9)
Warrants — Life Science — 2.1% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Ambit Biosciences, Inc.(5)	Biotechnology	44,795 Common Stock Warrants	—	143	6
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	84,583 Common Stock Warrants	—	93	1,143
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation	Biotechnology	114,387 Preferred Stock Warrants	—	17	16
N30 Pharmaceuticals, Inc.	Biotechnology	214,200 Preferred Stock Warrants	—	122	247
New Haven Pharmaceuticals, Inc.	Biotechnology	34,729 Preferred Stock Warrants	—	22	25
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	—	68	586
Sample6, Inc.	Biotechnology	200,582 Preferred Stock Warrants	—	27	23
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	116,203 Common Stock Warrants	—	83	520
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	94	190
Tranzyme, Inc. (5)	Biotechnology	77,902 Common Stock Warrants	—	6	—
Accuvein, Inc.	Biotechnology	58,284 Preferred Stock Warrants	—	18	18
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	112
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
Mederi Therapeutics, Inc.	Medical Device	248,736 Preferred Stock Warrants	—	26	27
Mitralign, Inc.	Medical Device	295,238 Common Stock Warrants	—	49	35
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
Tengion, Inc. (2)(5)	Medical Device	1,864,876 Common Stock Warrants	—	124	—
Tryton Medical, Inc. (2)	Medical Device	47,977 Preferred Stock Warrants	—	14	14

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,586	2,962
Warrants — Technology — 2.0% (9)
Ekahau, Inc.	Communications	978,261 Preferred Stock Warrants	—	33	26
OpenPeak, Inc.	Communications	18,997 Preferred Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	344,574 Preferred Stock Warrants	—	55	43
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	—	69	152
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	269
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	27	73
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	19
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	161
Optaros, Inc.	Internet and media	477,403 Preferred Stock Warrants	—	21	13
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	8
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	34
Motion Computing, Inc.	Networking	104,283 Preferred Stock Warrants	—	4	18
Nanocomp Technologies, Inc.	Networking	204,546 Preferred Stock Warrants	—	19	19
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	7	57
Xtreme Power, Inc.	Power Management	2,466,821 Preferred Stock Warrants	—	76	—
Avalanche Technology, Inc.	Semiconductors	244,649 Preferred Stock Warrants	—	56	56
eASIC Corporation`	Semiconductors	1,877,799 Preferred Stock Warrants	—	16	15
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	55
Luxtera, Inc.	Semiconductors	2,087,766 Preferred Stock Warrants	—	43	113
Newport Media, Inc.	Semiconductors	188,764 Preferred Stock Warrants	—	40	37
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	56
Soraa, Inc.	Semiconductors	180,000 Preferred Stock Warrants	—	80	80
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc.	Software	202,892 Preferred Stock Warrants	—	113	123
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	104
Construction Software Technologies, Inc. (2)	Software	386,415 Preferred Stock Warrants	—	69	299
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	106	91
Decisyon, Inc.	Software	314,686 Preferred Stock Warrants	—	44	39
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	120
Kontera Technologies, Inc. (2)	Software	99,476 Preferred Stock Warrants	—	102	82
Lotame Solutions, Inc.	Software	216,810 Preferred Stock Warrants	—	4	143
Netuitive, Inc.	Software	748,453 Preferred Stock Warrants	—	75	45
Raydiance, Inc.	Software	735,784 Preferred Stock Warrants	—	51	49
Razorsight Corporation	Software	259,404 Preferred Stock Warrants	—	44	40
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	241
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	20	18
Total Warrants — Technology				2,026	2,698
Warrants — Cleantech — 0.4% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	68	70
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	25	—
Enphase Energy, Inc. (5)	Energy Efficiency	161,959 Common Stock Warrants	—	175	243
Rypos, Inc.	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	41
Solarbridge Technologies, Inc. (2)	Energy Efficiency	7,381,412 Preferred Stock Warrants	—	235	164
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	26
Cereplast, Inc. (5)	Waste Recycling	365,000 Common Stock Warrants	—	175	—
Total Warrants — Cleantech				822	544
Warrants — Healthcare information and services — 0.4% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
Precision Therapeutics, Inc.	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	29
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	141
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	101	53
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	66	64
Recondo Technology, Inc.	Software	436,088 Preferred Stock Warrants	—	73	177
Total Warrants — Healthcare information and services				1,165	527
Total Warrants				5,599	6,731

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Other Investments — 0.3% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,702	400
Total Other Investments				4,702	400
Equity — 2.5% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	227	632
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	—	73	153
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	420
Solarbridge Technologies, Inc. (2)	Energy Efficiency	11,716,760 Preferred Stock	—	2,300	2,300
Cereplast, Inc. (5)	Waste Recycling	200,000 Common Stock	—	—	—
Total Equity				3,082	3,505
Total Portfolio Investment Assets — 165.9% (9)				$233,056	$228,560
Short Term Investments — Money Market Funds — 1.5% (9)
US Bank Money Market				$2,101	$2,101
Total Short Term Investments — Money Market Funds				$2,101	$2,101
Short Term Investments — Restricted Investments— 4.2% (9)
US Bank Money Market (2)				$5,730	$5,730
Total Short Term Investments — Restricted Investments				$5,730	$5,730

(1)	All of the Company’s investments are in entities which are domiciled in the United States and/or have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Credit Facilities or 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, the current interest rate in effect as of March 31, 2014 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

(8)	Debt is on non-accrual status at March 31, 2014 and is, therefore, considered non-income producing.

(9)	Value as a percent of net assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Debt Investments — 157.5% (9)
Debt Investments — Life Science — 22.9% (9)
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	$3,500	$3,460	$3,460
N30 Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	760	756	756
		Term Loan (11.25% cash, 3.00% ETP, Due 10/1/15)	2,230	2,209	2,209
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	1,500	1,476	1,476
		Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	500	492	492
Sample6, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	2,252	2,229	2,229
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	1,425	1,418	1,418
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	2,138	2,100	2,100
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	781	779	779
		Term Loan (12.50% cash, Due 8/1/15)	1,228	1,226	1,226
		Term Loan (12.50% cash, Due 10/1/15)	231	231	231
Mederi Therapeutics, Inc.	Medical Device	Term Loan (10.75% cash (Floor 10.75%; Ceiling 2.75%),	3,000	2,957	2,957
		4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Floor 10.75%; Ceiling 2.75%),	3,000	2,917	2,917
		4.00% ETP, Due 7/1/17)
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,587	1,571	1,571
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	1,100	1,089	1,089
		Term Loan (10.50% cash, 3.00% ETP, Due 7/1/16)	1,143	1,115	1,115
PixelOptics, Inc. (8)	Medical Device	Term Loan (10.75% cash, 3.00% ETP, Due 11/1/14)	5,000	4,985	562
		Term Loan (10.00% cash, Due 1/31/14)	219	219	219
Tengion, Inc. (2)(5)	Medical Device	Term Loan (13.00% cash, Due 5/1/14)	1,382	1,373	1,373
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	3,000	2,962	2,962
		Due 9/1/16)
Total Debt Investments — Life Science				35,564	31,141
Debt Investments — Technology — 98.3% (9)
Ekahau, Inc.	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,500	1,474	1,474
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	500	490	490
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	5,000	4,935	4,935
		Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	2,500	2,460	2,460
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	1,670	1,660	1,660
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	500	497	497
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	3,909	3,862	3,862
Nanocomp Technologies, Inc.	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	1,000	963	963
Aquion Energy, Inc. (2)	Power Management	Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,704	2,693	2,693
		Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,704	2,693	2,693
		Term Loan (10.25% cash, 4.00% ETP, Due 6/1/16)	2,978	2,966	2,966
Xtreme Power, Inc. (2)(8)	Power Management	Term Loan (10.75% cash, 9.00% ETP, Due 5/1/16)	6,000	5,947	4,692
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	2,996	2,973	2,973
		Term Loan (10.00% cash, 2.00% ETP, Due 1/1/18)	2,500	2,455	2,455
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 4/1/17)	2,000	1,968	1,968
Kaminario, Inc. (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,954	2,954
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,954	2,954
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 12/1/15)	2,734	2,714	2,714
		Term Loan (10.25% cash, 8.00% ETP, Due 3/1/16)	1,519	1,506	1,506
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,418	3,418
		Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,418	3,418
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	3,000	2,964	2,964
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,000	1,967	1,967
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, 14.77% ETP, Due 7/1/15)	6,468	6,441	6,441
		Term Loan (11.50% cash, 13.65% ETP, Due 2/1/16)	1,731	1,718	1,718
Bolt Solutions, Inc. (2)	Software	Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	4,856	4,819	4,819
		Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	4,856	4,819	4,819
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,172	4,172
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,172	4,172
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	2,662	2,654	2,654
		Term Loan (11.45% cash, Due 10/1/15)	2,662	2,654	2,654
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	4,000	3,932	3,932
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,949	3,949
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,949	3,949

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)	Amount	Investments (6)	Value
Warrants — Technology — 1.8% (9)
Ekahau, Inc.	Communications	978,261 Preferred Stock Warrants	—	34	26
OpenPeak, Inc.	Communications	18,997 Preferred Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	344,574 Preferred Stock Warrants	—	55	42
Everyday Health, Inc.	Consumer-related Technologies	65,674 Preferred Stock Warrants	—	69	94
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	269
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	72
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	19
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	160
Optaros, Inc.	Internet and media	477,403 Preferred Stock Warrants	—	21	13
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	9
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	34
Motion Computing, Inc.	Networking	104,283 Preferred Stock Warrants	—	4	18
Nanocomp Technologies, Inc.	Networking	204,546 Preferred Stock Warrants	—	19	19
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	8	57
Xtreme Power, Inc.	Power Management	2,466,821 Preferred Stock Warrants	—	76	—
Avalanche Technology, Inc.	Semiconductors	244,649 Preferred Stock Warrants	—	56	66
eASIC Corporation`	Semiconductors	1,877,799 Preferred Stock Warrants	—	16	15
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	54
Luxtera, Inc.	Semiconductors	1,827,485 Preferred Stock Warrants	—	34	105
Newport Media, Inc.	Semiconductors	188,764 Preferred Stock Warrants	—	40	47
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	56
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc.	Software	202,892 Preferred Stock Warrants	—	113	124
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	104
Construction Software Technologies, Inc. (2)	Software	386,415 Preferred Stock Warrants	—	69	335
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	106	89
Decisyon, Inc.	Software	314,686 Preferred Stock Warrants	—	44	39
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	120
Kontera Technologies, Inc. (2)	Software	99,476 Preferred Stock Warrants	—	102	82
Lotame Solutions, Inc.	Software	216,810 Preferred Stock Warrants	—	4	3
Netuitive, Inc.	Software	748,453 Preferred Stock Warrants	—	75	45
Raydiance, Inc.	Software	735,784 Preferred Stock Warrants	—	51	48
Razorsight Corporation	Software	259,404 Preferred Stock Warrants	—	44	40
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	239
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	20	18
Total Warrants — Technology				1,938	2,461
Warrants — Cleantech — 0.2% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	68	69
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	26	—
Enphase Energy, Inc. (5)	Energy Efficiency	161,959 Common Stock Warrants	—	175	126
Rypos, Inc.	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	41
Solarbridge Technologies, Inc. (2)	Energy Efficiency	3,645,302 Preferred Stock Warrants	—	236	—
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	26
Cereplast, Inc. (5)	Waste Recycling	365,000 Common Stock Warrants	—	175	—
Total Warrants — Cleantech				824	262
Warrants — Healthcare information and services — 0.4% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
Precision Therapeutics, Inc.	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	29
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	140
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	53
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	66	64
Recondo Technology, Inc.	Software	436,088 Preferred Stock Warrants	—	73	176
Total Warrants — Healthcare information and services				1,164	525
Total Warrants				5,745	6,036

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as the sole equity member. Credit I is a special purpose bankruptcy remote entity and is a separate legal entity from the Company and CHF. There has been no activity at Credit I during the three months ended March 31, 2014.

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

HPO Assets LLC (“HPO”) was formed as a Delaware limited liability company on January 21, 2014, with the Company as the sole equity member. HPO is a separate legal entity from the Company. HPO was formed to take title to assets, if any, acquired by the Company in connection with the bankruptcy sale of the assets of PixelOptics, Inc. and to then sell such assets. On January 31, 2014, HPO acquired fixed assets and intellectual property of PixelOptics, Inc. in full settlement of the debt investment.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

HCP Assets LLC (“HCP”) was formed as a Delaware limited liability company on January 21, 2014, with the Company as the sole equity member. HCP is a separate legal entity from the Company. HCP was formed to take title to assets, if any, acquired by the Company in connection with the foreclosure or bankruptcy sale of the assets of Cereplast, Inc. and to then sell such assets. There has been no activity in HCP since its inception.

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

Note 2.  Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. As of March 31, 2014, there were two investments on non-accrual status with a cost basis of $5.2 million and a fair value of $3.5 million. As of December 31, 2013, there were five investments on non-accrual status with a cost of $23.2 million and a fair value of $13.9 million.

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

Certain loan agreements also require the borrower to make an end-of-term payment (“ETP”) that is accrued into interest income over the life of the loan to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay all principal and interest due.

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

Realized gains or losses on the sale of investments or, upon the determination that an investment balance or portion thereof, is not recoverable, are calculated using the specific identification method. The Company measures realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Net change in unrealized appreciation or depreciation reflects the change in the fair values of the Company’s portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related debt financing. The unamortized balance of debt issuance costs as of March 31, 2014 and December 31, 2013, included in other assets, was $4.6 million and $5.1 million, respectively. The accumulated amortization balances as of March 31, 2014 and December 31, 2013 were $2.5 million and $2.0 million, respectively. The amortization expense for the three months ended March 31, 2014 and 2013 was $0.5 million and $0.2 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2014, $0.04 million was recorded for U.S. federal excise tax. For the three months ended March 31, 2013, no amount was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2014 and December 31, 2013. The 2012, 2011 and 2010 tax years remain subject to examination by U.S. federal and state tax authorities.

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

New Accounting Pronouncement

In June 2013, FASB issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, or ASU 2013-08, containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. ASU 2013-08 did not have a material impact on the Company’s consolidated financial position or disclosures.

Note 3.  Related Party Transactions

Investment Management Agreement

On October 28, 2010, the Company entered into the Investment Management Agreement with the Advisor, which was renewed in August 2013, under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The management fee payable at March 31, 2014 and December 31, 2013 was $0.3 million and $0.4 million, respectively. The base management fee expense was $1.2 million for both of the three months ended March 31, 2014 and 2013.

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

The performance based incentive fee expense was $0.4 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. The incentive fee payable as of March 31, 2014 and December 31, 2013 was $0.4 million and $0.9 million, respectively. The entire incentive fee payable as of March 31, 2014 and December 31, 2013 represents part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. For the three months ended March 31, 2014 and 2013, $0.2 million and $0.3 million, respectively, were charged to operations under the Administration Agreement.

Note 4.  Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	March 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Money market funds	$2,101	$2,101	$1,188	$1,188
Restricted investments in money market funds	$5,730	$5,730	$5,951	$5,951
Non-affiliate investments
Debt	$219,673	$217,924	$223,054	$213,754
Warrants	5,599	6,731	5,745	6,036
Other Investments	4,702	400	4,729	400
Equity	3,082	3,505	782	1,094
Total non-affiliate investments	$233,056	$228,560	$234,310	$221,284

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table shows the Company’s portfolio investments by industry sector:

	March 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$16,089	$18,557	$17,604	$19,631
Medical Device	17,412	16,805	20,079	14,972
Technology
Consumer-Related Technologies	119	494	118	435
Networking	1,043	1,052	1,025	1,034
Software	64,890	65,357	67,510	67,869
Data Storage	4,724	419	4,751	419
Internet and Media	5,490	5,572	6,119	6,201
Communications	10,038	9,868	10,019	9,847
Semiconductors	47,421	47,297	37,897	37,793
Power Management	15,995	15,969	14,382	13,101
Cleantech
Energy Efficiency	9,718	9,638	13,743	11,596
Waste Recycling	2,294	680	2,294	680
Alternative Energy	11,516	11,183	12,263	11,840
Healthcare Information and Services
Diagnostics	12,533	11,984	12,752	12,203
Other Healthcare Related Services	7,394	7,201	7,384	7,190
Software	6,380	6,484	6,370	6,473
Total non-affiliate investments	$233,056	$228,560	$234,310	$221,284

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment lacking a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with 25% (based on fair value) of the Company’s valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm.

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by the Board, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded such portfolio investment.

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

Debt Investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At March 31, 2014 and December 31, 2013, the discount rates used ranged from 9% to 18% and 9% to 25%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

Under certain circumstances, the Company may use an alternative technique to value debt investments that better reflects its fair value such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability.

Warrant Investments:  The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurements.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on indices of publicly traded companies similar in nature to the underlying company issuing the warrant. A total of seven such indices were used. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value investment.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. Significant increases (decreases) in this unobservable input would result in significantly lower (higher) fair value measurement.

•	Historical portfolio experience on cancellations and exercises of the Company’s warrants are utilized as the basis for determining the estimated time to exit of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input would result in significantly higher (lower) fair value measurement.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of March 31, 2014 and December 31, 2013. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements for the three months ended March 31, 2014:

March 31, 2014
	Fair	Valuation Techniques/	Unobservable
Investment Type	Value	Methodologies	Input	Range
Debt investments	$214,440	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% - 18%

	3,484	Multiple Probability Weighted Cash	Probability Weighting	0% - 100%
		Flow Model

Warrant investments	3,890	Black-Scholes Valuation Model	Price per share	$0.0 – 63.98
			Average Industry Volatility	19%
			Marketability Discount	20%
			Estimated Time to Exit	1 to 9 years

Other investments	400	Multiple Probability Weighted Cash	Discount Rate	25%
		Flow Model	Probability Weighting	100%

Equity investments	2,720	Most Recent Equity Investment	Price Per Share	$0.19 – $1.09
Total Level 3 investments	$224,934

The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements for the year ended December 31, 2013:

December 31, 2013
	Fair	Valuation Techniques/	Unobservable
Investment Type	Value	Methodologies	Input	Range
Debt investments	$199,815	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% - 25%

	13,939	Multiple Probability Weighted Cash	Probability Weighting	10% - 100%
		Flow Model

Warrant investments	4,579	Black-Scholes Valuation Model	Price per share	$0.0 – $63.98
			Average Industry Volatility	19%
			Marketability Discount	20%
			Estimated Time to Exit	1 to 10 years

Other investments	400	Multiple Probability Weighted Cash	Discount Rate	25%
		Flow Model	Probability Weighting	0 to 100%

Equity investments	529	Most Recent Equity Investment	Price Per Share	$1.09 – $1.50
Total Level 3 investments	$219,262

Borrowings:  The carrying amount of borrowings under the Credit Facilities (as defined in Note 6) approximates fair value due to the variable interest rate of the Credit Facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. At March 31, 2014, the 2019 Notes were trading on the New York Stock Exchange for $25.80 per note, or $34.1 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on March 31, 2014, the Asset-Backed Notes (as defined in Note 6) were trading at par value, or $76.4 million, and are categorized as Level 3 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$2,101	$—	$2,101	$—
Restricted investments in money market funds	$5,730	$—	$5,730	$—
Debt investments	$217,924	$—	$—	$217,924
Warrant investments	$6,731	$—	$2,841	$3,890
Other investments	$400	$—	$—	$400
Equity investments	$3,505	$785	$—	$2,720

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$1,188	$—	$1,188	$—
Restricted investments in money market funds	$5,951	$—	$5,951	$—
Debt investments	$213,754	$—	$—	$213,754
Warrant investments	$6,036	$—	$1,457	$4,579
Other investments	$400	$—	$—	$400
Equity investments	$1,094	$565	$—	$529

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$213,754	$4,579	$529	$400	$219,262
Purchase of investments	17,926	—	—	—	17,926
Warrants and equity received and classified as Level 3	—	106	—	—	106
Principal payments received on investments	(11,746)	—	—	(27)	(11,773)
Proceeds from sale of investments	—	(720)	—	—	(720)
Net realized (loss) gain on investments	(7,382)	469	—	—	(6,913)
Unrealized appreciation (depreciation) included in earnings	7,551	(224)	—	27	7,354
Transfer out of Level 3	—	(320)	(109)	—	(429)
Transfer from debt to equity investments	(2,300)	—	2,300	—	—
Other	121	—	—	—	121
Level 3 assets, end of period	$217,924	$3,890	$2,720	$400	$224,934

The Company’s transfers between levels are recognized at the end of the applicable reporting period. During the three months ended March 31, 2014, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in two portfolio companies and equity held in one portfolio company, with an aggregate value of $0.4 million, that were transferred into Level 2 upon the portfolio companies becoming public companies during the period. Because the fair value of warrants held in publicly traded companies is determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of March 31, 2014. During the three months ended March 31, 2014, there was one transfer between debt investments and equity investments. The transfer out of debt investments relates to the settlement of one of the Company’s debt investments for a cash payment of $2.7 million and $2.3 million in newly issued preferred stock of the applicable portfolio company.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2014 includes $1.3 million unrealized appreciation on loans and $0.2 million unrealized appreciation on warrants.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2013:

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

As of March 31, 2014 and December 31, 2013, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

Off-balance-sheet instruments

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 6.  Borrowings

A summary of the Company’s borrowings as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014			December 31, 2013
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Asset-Backed Notes	$90,000	$76,405	$—	$90,000	$79,343	$—
Fortress Facility	75,000	10,000	65,000	75,000	10,000	65,000
Key Facility	50,000	—	50,000	50,000	—	50,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$248,000	$119,405	$115,000	$248,000	$122,343	$115,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of March 31, 2014, the asset coverage ratio for borrowed amounts was 215%.

On November 4, 2013, the Company renewed and amended the revolving credit facility (“Wells Facility”) previously administered by Wells Fargo Capital Finance LLC (“Wells”) and facilitated the assignment of all rights and obligations of Wells under the Wells Facility to Key Equipment Finance (“Key”) (here and after referred to as the “Key Facility”). The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key. The Key Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Key Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on November 4, 2018. The interest rate is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The rate at March 31, 2014 and December 31, 2013 was 4.00%. There were no advances made under the Key Facility during the three months ended March 31, 2014.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019, and, on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future senior unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2014, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF.”

The Company entered into a term loan credit facility (the “Fortress Facility” and together with the Key Facility, the “Credit Facilities”) with Fortress Credit Co LLC (“Fortress”) effective August 23, 2012. The Fortress Facility is collateralized by all loans and warrants held by Credit III. The Fortress Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, has a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility requires the payment of an unused line fee in an amount equal to 1.00% of unborrowed amounts available under the facility annually and has an effective advance rate of 66% against eligible loans. The Fortress Facility generally bears interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The rate at March 31, 2014 and December 31, 2013 was 7.00%, and the average rate for the three months ended March 31, 2014 and 2013 was 7.00%.

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

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the Consolidated Statement of Assets and Liabilities. The balance of restricted investments in money market funds was $5.7 million and $6.0 million as of March 31, 2014 and December 31, 2013, respectively.

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

The balance of unfunded commitments to extend credit was $7.0 million and $9.0 million as of March 31, 2014 and December 31, 2013, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The largest loans may vary from period to period as new loans are recorded and repaid. The Company’s five largest loans represented 21% and 22% of total loans outstanding as of March 31, 2014 and December 31, 2013, respectively. No single loan represented more than 10% of the total loans as of March 31, 2014 and December 31, 2013. Loan income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 22% and 23% of total interest income and fee income on investments for the three months ended March 31, 2014 and 2013, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution activity since inception:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
Three Months Ended March 31, 2014
3/6/14	5/20/14	6/16/14	$0.115	$—	—	$—
3/6/14	4/17/14	5/15/14	0.115	—	—	—
3/6/14	3/19/14	4/15/14	0.115	1,098	644	8
			$0.345	$1,098	644	$8
Year Ended December 31, 2013
11/1/13	2/17/14	3/17/14	$0.115	$1,062	3,444	$44
11/1/13	1/20/14	2/14/14	0.115	1,058	3,249	47
11/1/13	12/16/13	1/15/14	0.115	1,061	3,048	44
8/2/13	11/19/13	12/16/13	0.115	1,045	4,225	59
8/2/13	10/17/13	11/15/13	0.115	937	11,851	167
8/2/13	9/18/13	10/15/13	0.115	1,051	3,882	52
5/3/13	8/19/13	9/16/13	0.115	1,057	3,376	46
5/3/13	7/17/13	8/15/13	0.115	1,060	2,980	42
5/3/13	6/20/13	7/15/13	0.115	1,070	2,191	31
3/8/13	5/20/13	6/17/13	0.115	1,086	1,099	15
3/8/13	4/18/13	5/15/13	0.115	1,087	1,035	15
3/8/13	3/20/13	4/15/13	0.115	1,046	3,867	55
			$1.380	$11,559	40,803	$573
Year Ended December 31, 2012
11/27/12	2/21/13	3/15/13	$0.115	$1,050	3,392	$50
11/27/12	1/18/13	2/15/13	0.115	1,087	898	14
11/27/12	12/20/12	1/15/13	0.115	1,056	2,930	44
11/2/12	11/16/12	11/30/12	0.450	4,243	4,269	61
8/7/12	8/17/12	8/31/12	0.450	4,105	11,608	193
5/3/12	5/17/12	5/31/12	0.450	3,402	2,299	37
3/12/12	3/23/12	3/30/12	0.450	3,378	3,517	58
			$2.145	$18,321	28,913	$457

On May 1, 2014, the Board declared monthly dividends per share, payable as set forth in the table below.

Record Dates	Payment Date	Dividends Declared
August 19, 2014	September 15, 2014	$0.115
July 21, 2014	August 15, 2014	$0.115
June 18, 2014	July 17, 2014	$0.115

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10.  Financial Highlights

The financial highlights for the Company are as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013

Per share data:
Net asset value at beginning of period	$14.14		$15.15
Net investment income	0.26		0.29
Realized loss on investments	(0.61)		(0.02)
Unrealized appreciation on investments	0.88		0.04
Net increase in net assets resulting from operations	0.53		0.31
Dividends declared	(0.35)		(0.35)
Issuance of common stock under dividend reinvestment plan	—		0.01
Net asset value at end of period	$14.32		$15.12
Per share market value, end of period	$12.51		$14.61
Total return based on market value	(9.5	)%(1)	0.2	%(1)
Shares outstanding at end of period	9,618,690		9,574,445
Ratios to average net assets:
Expenses without incentive fees(3)	13.5	%(2)	10.8	%(2)
Incentive fees	1.2	%(2)	1.9	%(2)
Total expenses(3)	14.7	%(2)	12.7	%(2)
Net investment income with incentive fees(3)	7.3	%(2)	9.6	%(2)
Average net asset value	$136,807		$144,866
Average debt per share	$12.42		$9.68
Portfolio turnover ratio	8.08%		12.38%

(1)	The total return for the three months ended March 31, 2014 and 2013, equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.
(2)	Annualized.
(3)	During the three months ended March 31, 2014, the Advisor waived $0.1 million of base management fee and $0.1 million of incentive fee. Had these expenses not been waived, the ratio of expenses without incentive fee to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fee to average net assets would have been 13.5%, 14.7% and 7.3%, respectively.

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

Forward-Looking Statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing loans and warrants;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Management LLC, or the Advisor;

•	the ability of our Advisor to attract and retain highly talented professionals and to operate effectively at existing staffing levels;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	our ability to qualify and maintain qualification as a RIC and as a business development company;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	our ability to cause a subsidiary to become a licensed Small Business Investment Company;

•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us; and

•	the impact of changes to tax legislation and, generally, our tax position.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2013, and elsewhere in this quarterly report on Form 10-Q.

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

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally do not have to pay corporate-level federal income taxes on our investment company taxable income and net capital gain that we distribute to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

Compass Horizon Funding Company LLC, or Compass Horizon, our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

Our investment activities, and our day-to-day operations, are managed by the Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of us. Under an investment management agreement, or the Investment Management Agreement, we have agreed to pay the Advisor a base management fee and an incentive fee for its advisory services to us. We have also entered into an administration agreement, or the Administration Agreement, with the Advisor under which we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement.

Portfolio Composition and Investment Activity

The following table shows our portfolio by asset class as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	# of Investments	Fair Value	Percentage of Total Portfolio	# of Investments	Fair Value	Percentage of Total Portfolio
Term loans	47	$206,002	90.2%	48	$201,846	91.2%
Revolving loans	1	11,922	5.2	1	11,908	5.4
Total loans	48	217,924	95.4	49	213,754	96.6
Warrants	74	6,731	2.9	73	6,036	2.7
Other investments	1	400	0.2	1	400	0.2
Equity	4	3,505	1.5	3	1,094	0.5
Total		$228,560	100.0%		$221,284	100.0%

Total portfolio investment activity as of and for the three months ended March 31, 2014 and 2013 was as follows:

	For the Three Months Ended March 31,
	2014	2013
Beginning portfolio	$221,284	$228,613
New loan funding	17,926	28,500
Less refinanced balances and participation	—	—
Net new loan funding	17,926	28,500
Principal payments received on investments	(11,773)	(9,962)
Accretion of loan fees	406	548
New loan fees	(180)	(320)
New equity	—	73
Sale of investments	(720)	—
Net realized loss on investments	(6,913)	(18)
Net unrealized appreciation on investments	8,530	420
Other	—	(73)
Ending Portfolio	$228,560	$247,781

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our loan portfolio by industry sector as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Loans at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Portfolio
Life Science
Biotechnology	$15,016	6.9%	$16,376	7.7%
Medical Device	16,599	7.6	14,765	6.9
Technology
Networking	981	0.4	963	0.5
Software	63,963	29.4	66,583	31.1
Internet and Media	5,390	2.5	6,019	2.8
Communications	9,379	4.3	9,359	4.4
Semiconductors	46,885	21.5	37,450	17.5
Power Management	15,912	7.3	13,044	6.1
Cleantech
Energy Efficiency	6,864	3.1	11,403	5.3
Waste Recycling	680	0.3	680	0.3
Alternative Energy	11,113	5.1	11,771	5.5
Healthcare Information and Services
Diagnostics	11,921	5.5	12,140	5.7
Other Healthcare Related Services	6,914	3.2	6,904	3.2
Software	6,307	2.9	6,297	3.0
Total	$217,924	100.0%	$213,754	100.0%

The largest loans may vary from year to year as new loans are originated and existing loans are repaid. Our five largest loans represented 21% and 22% of total loans outstanding as of March 31, 2014 and December 31, 2013, respectively. No single loan represented more than 10% of our total loans as of March 31, 2014 and December 31, 2013.

Loan Portfolio Asset Quality

We use an internal credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and while no loss is currently anticipated for a 2 rated loan, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and increased risk. Our internal credit rating system is not a national credit rating system. The following table shows the classification of our loan portfolio by credit rating as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Loans at Fair Value	Percentage of Loan Portfolio	Loans at Fair Value	Percentage of Loan Portfolio

Credit Rating
4	$32,858	15.1%	$30,385	14.2%
3	163,153	74.8	167,231	78.3
2	18,429	8.5	2,199	1.0
1	3,484	1.6	13,939	6.5
Total	$217,924	100.0%	$213,754	100.0%

As of March 31, 2014 and December 31, 2013, our loan portfolio had a weighted average credit rating of 3.1 and 3.0, respectively. As of March 31, 2014, there were two investments with an internal credit rating of 1, with an aggregate cost of $5.2 million and an aggregate fair value of $3.5 million. As of December 31, 2013, there were five investments with an internal credit rating of 1, an aggregate cost of $23.2 million and an aggregate fair value of $13.9 million.

The reduction in the number and value of 1 rated credits during the first quarter primarily resulted from the settlement of two investments, with an aggregate cost of $12.0 million and an aggregate fair value of $5.8 million, and the upgrade of one investment, with a cost and fair value of $8.4 million, to an internal credit rating of 2.

As of March 31, 2014, there were three investments with an internal credit rating of 2, with an aggregate cost and fair value of $18.4 million. As of December 31, 2013, there was one investment with an internal credit rating of 2, with a cost and fair value of $2.2 million.

The increase in the number and value of 2 rated credits during the first quarter primarily resulted from the upgrade of one investment from a 1 rated credit, as noted above, and the downgrade of one investment, with a cost and a fair value of $8.2 million, from an internal credit rating of 3.

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Consolidated results of operations for the three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Total investment income	$7,534	$7,368
Total expenses	5,010	4,595
Net investment income before excise tax	2,524	2,773
Provision for excise tax	(40)	—
Net investment income	2,484	2,773
Net realized loss on investments	(5,884)	(210)
Net unrealized appreciation on investments	8,530	420
Net increase in net assets resulting from operations	$5,130	$2,983
Average investments, at fair value	$221,778	$230,291
Average debt outstanding	$121,070	$92,665

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased by $0.2 million, or 2.3%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, total investment income consisted primarily of $7.2 million in interest income from investments, which included $1.1 million in income from the accretion of origination fees and end-of-term payments, or ETPs. Total investment income increased due to higher fee income offset by a lower average size of the loan portfolio.

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

For the three months ended March 31, 2014 and 2013, our dollar-weighted average annualized yield on average loans was 13.6% and 12.8%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 22% and 23% of investment income for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, interest receivable was $5.4 million and $4.2 million, respectively, which represents accreted ETPs and one month of accrued interest income on substantially all of our loans.

Expenses

Total expenses increased by $0.4 million, or 9.1%, to $5.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Total operating expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense for the three months ended March 31, 2014 and 2013 was $2.1 million and $1.8 million, respectively. Interest expense for the three months ended March 31, 2014, which includes the amortization of debt issuance costs, increased primarily due to an increase in our average debt outstanding, offset by our lower effective interest rate on borrowings.

Base management fee expense for both the three months ended March 31, 2014 and 2013 was $1.2 million. Base management fee expense for the three months ended March 31, 2014 remained flat compared to the three months ended March 31, 2013, primarily due to a waiver of a base management fee of $0.1 million it would have otherwise earned during the three months ended March 31, 2014. The Advisor waived such fees associated with cash held at the time of calculation. Our Advisor is not obligated to waive the base management fee on cash in future periods.

The performance based incentive fee for the three months ended March 31, 2014 and 2013 was $0.4 million and $0.7 million, respectively, and consisted entirely of incentive fee payable on pre-incentive fee net investment income. Performance based incentive fee for the three months ended March 31, 2014 decreased compared to the three months ended March 31, 2013, primarily due to lower pre-incentive fee net investment income and the Advisor’s one-time waiver of $0.1 million of performance based incentive fee it earned for the three months ended March 31, 2014. The Advisor waived $0.1 million of the performance based incentive fee it earned during the three months ended March 31, 2014, in order to offset the $0.1 million increase in the performance based incentive fee caused by the $0.1 million increase in the pre-incentive net investment income, which resulted from the Advisor’s waiver of base management fee earned on cash for the three months ended March 31, 2014. Our Advisor is not obligated to waive any performance based incentive fee in future periods.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the three months ended March 31, 2014 increased compared to the three months ended March 31, 2013, due to increased legal fees and other costs associated with our debt investments on non-accrual status.

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

During the three months ended March 31, 2014, we realized losses totaling $5.9 million primarily due to the resolution of two debt investments that were on non-accrual status. One was settled for a cash payment of $2.7 million and $2.3 million in newly issued preferred stock of the applicable portfolio company, which resulted in a realized loss of $1.7 million and unrealized appreciation of $1.8 million. The other loss related to a debt investment for which the company received substantially all of the assets of the applicable portfolio company through bankruptcy in satisfaction of the debt, which resulted in a realized loss of $4.7 million and unrealized appreciation of $4.4 million. During the three months ended March 31, 2013, we realized losses totaling $0.2 million primarily in connection with the disposal of a portfolio company’s warrants.

During the three months ended March 31, 2014, net unrealized appreciation on investments totaled $8.5 million which was primarily due to the reversal of previously recorded unrealized depreciation on two debt investments that were settled in the period, as described above, and one debt investment that returned to accrual status in the quarter which resulted in unrealized appreciation of $1.3 million. During the three months ended March 31, 2013, net unrealized appreciation on investments totaled $0.4 million which was primarily due to the change in fair values of our investment portfolio during the period.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, we had cash and investments in money market funds of $16.1 million and $26.5 million, respectively. These amounts are available to fund new investments, reduce borrowings, pay operating expenses and pay dividends. In addition, as of March 31, 2014 and December 31, 2013, we had $5.7 million and $6.0 million of restricted investments in money market funds, respectively, which may be used to make monthly interest and principal payments on our asset-backed notes, or the Asset-Backed Notes. Our primary sources of capital have been from our private and public equity offerings, use of our revolving credit facility with Wells Fargo Capital Finance LLC, or the Wells Facility, our term loan facility with Fortress Credit Co LLC, or the Fortress Facility, issuance of our 7.375% senior secured notes due 2019, or the 2019 Notes, and our Asset-Backed Notes.

As of March 31, 2014, there were no outstanding amounts due under our revolving credit facility with Key Equipment Finance, or the Key Facility. As of March 31, 2014, we had available borrowing capacity of $50.0 million under our Key Facility, subject to existing terms and advance rates.

As of March 31, 2014, the outstanding principal balance under the Fortress Facility was $10.0 million. As of March 31, 2014, we had available borrowing capacity of $65.0 million under our Fortress Facility, subject to existing terms and advance rates.

Our operating activities used cash of $5.2 million for the three months ended March 31, 2014, and our financing activities used cash of $6.1 million for the same period. Our operating activities used cash primarily for investing in portfolio companies, offset by principal payments received. Our financing activities used cash primarily to pay down our borrowings and pay first quarter dividends.

Our operating activities used cash of $18.4 million for the three months ended March 31, 2013 and our financing activities provided cash of $17.8 million for the same period. Our operating activities used cash primarily for investing in portfolio companies, offset by principal payments received. Our financing activities provided cash primarily from advances on our Wells Facility offset by dividends paid in the first quarter.

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

We believe that our current cash and investments in money market funds, cash generated from operations, and funds available from our Key Facility and our Fortress Facility, or Credit Facilities, will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current Borrowings

A summary of our borrowings as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014			December 31, 2013
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Asset-Backed Notes	$90,000	$76,405	$—	$90,000	$79,343	$—
Fortress Facility	75,000	10,000	65,000	75,000	10,000	65,000
Key Facility	50,000	—	50,000	50,000	—	50,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$248,000	$119,405	$115,000	$248,000	$122,343	$115,000

We, through our wholly owned subsidiary, Horizon Credit II LLC, or Credit II, entered into the Wells Facility on July 14, 2011 and on November 4, 2013 we renewed and amended the Wells Facility, which among other things, assigned all rights and obligations of Wells Fargo Capital Finance LLC to Key Equipment Finance. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate was 4.00% as of March 31, 2014 and December 31, 2013.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key Equipment Finance. The Key Facility is collateralized by loans held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the loans securing the Key Facility to certain criteria for qualified loans and to comply with portfolio company concentration limits as defined in the related loan agreement.  We may request advances under the Key Facility through November 4, 2016, or the Revolving Period. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Key Facility are due and payable on November 4, 2018. There were no advances made under the Key Facility for the quarter ended March 31, 2014.

On March 23, 2012, we issued and sold aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future senior unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2014, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

We, through our wholly owned subsidiary Horizon Credit III LLC, or Credit III, entered into the Fortress Facility on August 23, 2012. The interest rate on the Fortress Facility is based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The interest rate was 7.00% as of March 31, 2014 and December 31, 2013.

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

As of March 31, 2014 and December 31, 2013, other assets were $6.4 million and $5.7 million, respectively, which were primarily comprised of debt issuance costs. The increase in other assets was primarily due to $1.2 million of assets held by HPO Assets LLC.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2014 is as follows:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3-5 Years	After 5 years
Borrowings	$119,405	$30,860	$54,450	$34,095	$—
Unfunded commitments	7,000	7,000	—	—	—
Total	$126,405	$37,860	$54,450	$34,095	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2014, we had unfunded commitments of $7.0 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the financial instruments that we hold on our balance sheet. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute as dividends an amount generally at least equal to 90% of our investment company taxable income to our stockholders on an annual basis. Additionally, we must generally distribute or be deemed to have distributed by December 31 of each calendar year an amount at least equal to the sum of 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, 98.2% of the excess of our capital gains over our capital losses (generally computed on the basis of the one-year period ending on October 31 of such calendar year) and 100% of any ordinary income and the excess of capital gains over capital losses for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute monthly dividends to our stockholders as determined by our Board.

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

We have adopted an “opt out” dividend reinvestment plan, or DRIP, for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. We may use newly issued shares to implement the DRIP, or we may purchase shares in the open market in connection with our obligations under the DRIP.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Management Agreement with our Advisor. Mr. Robert Pomeroy, our Chief Executive Officer and Chairman, is a manager of the Advisor, and Mr. Gerald Michaud, our President, is a manager of our Advisor.

•	Our Advisor provides us with the office facilities and administrative services necessary to conduct day-to day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with the predecessor of the Advisor, pursuant to which it has granted us a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

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

Valuation of Investments

Investments are recorded at fair value. Our Board determines the fair value of our portfolio investments. We apply fair value to substantially all of our investments in accordance with GAAP, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including advisory fees, commitment fees, amendment fees, non-utilization fees, success fees and prepayment fees. In a limited number of cases, we may also receive a non-refundable deposit earned upon the termination of a transaction. Loan origination fees, net of certain direct origination costs, are deferred, and along with unearned income, are amortized as a level yield adjustment over the respective term of the loan. All other income is recorded into income when earned. Fees for counterparty loan commitments with multiple loans are allocated to each loan based upon each loan’s relative fair value. When a loan is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the loan is returned to accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2014 and December 31, 2013.

Recently Issued Accounting Standards

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. ASU 2013-08 did not have a material impact on our consolidated financial position or disclosures.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2014 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

While our 2019 Notes and Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision based on a LIBOR index which resets daily, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2014 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2013.

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

Horizon Technology Finance Corporation

Date: May 6, 2014	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: May 6, 2014	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer

