Form 10-Q
period 2014-06-30
Horizon Technology Finance Corp
filed 2014-08-05
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ ..

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

As of August 5, 2014, the Registrant had 9,622,420 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Non-affiliate investments at fair value (cost of $222,495 and $234,310, respectively) (Note 4)	$219,295	$221,284
Cash	6,268	25,341
Investments in money market funds	9,582	1,188
Restricted investments in money market funds	4,840	5,951
Interest receivable	5,732	4,240
Other assets	4,128	5,733
Total assets	$249,845	$263,737

Liabilities
Borrowings (Note 6)	$107,536	$122,343
Distributions payable	3,319	3,315
Base management fee payable (Note 3)	286	439
Incentive fee payable (Note 3)	—	852
Other accrued expenses	1,769	953
Total liabilities	112,910	127,902
Commitments and Contingencies (Notes 7 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,621,636 and 9,608,949 shares outstanding as of June 30, 2014 and December 31, 2013	10	10
Paid-in capital in excess of par	155,149	154,975
Accumulated (distributions in excess of) undistributed net investment income	(856)	1,463
Net unrealized depreciation on investments	(3,267)	(13,026)
Net realized loss on investments	(14,101)	(7,587)
Total net assets	136,935	135,835
Total liabilities and net assets	$249,845	$263,737
Net asset value per common share	$14.23	$14.14

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Investment income
Interest income on non-affiliate investments	$7,747	$8,407	$14,928	$15,754
Fee income on non-affiliate investments	950	380	1,304	402
Total investment income	8,697	8,787	16,232	16,156
Expenses
Interest expense	3,760	1,924	5,831	3,697
Base management fee[1] (Note 3)	1,137	1,329	2,342	2,570
Performance based incentive fee[1] (Note 3)	—	900	406	1,593
Administrative fee (Note 3)	293	317	537	602
Professional fees	1,280	311	2,114	693
General and administrative	351	325	602	546
Total expenses	6,821	5,106	11,832	9,701
Net investment income before excise tax	1,876	3,681	4,400	6,455
Provision for excise tax	(40)	(80)	(80)	(80)
Net investment income	1,836	3,601	4,320	6,375

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(630)	(62)	(6,514)	(272)
Net unrealized appreciation (depreciation) on investments	1,229	(2,391)	9,759	(1,972)
Net realized and unrealized gain (loss) on investments	599	(2,453)	3,245	(2,244)

Net increase in net assets resulting from operations	$2,435	$1,148	$7,565	$4,131
Net investment income per common share	$0.19	$0.38	$0.45	$0.67
Net increase in net assets per common share	$0.25	$0.12	$0.78	$0.43
Distributions declared per share	$0.345	$0.345	$0.69	$0.69
Weighted average shares outstanding	9,620,027	9,578,421	9,616,930	9,574,626

(1)	During the three and six months ended June 30, 2014, the Advisor waived $131 and $238 of base management fee, respectively. During the six months ended June 30, 2014, the Advisor waived $107 of performance based incentive fee. Had these expenses not been waived, the base management fee for three and six months ended June 30, 2014 would have been $1,268 and $2,580, respectively. The performance based incentive fee for six months ended June 30, 2014 would have been $513.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share data)

		Common	Paid-In Capital in Excess of	Accumulated (Distribution in Excess of) Undistributed Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Stock	Par	Income	Investments	Investments	Assets
Balance at December 31, 2012	9,567,225	$10	$154,384	$1,428	$(10,772)	$(78)	$144,972
Net increase in net assets resulting from operations	—	—	—	6,375	(1,972)	(272)	4,131
Issuance of common stock under dividend reinvestment plan	13,221	—	193	—	—	—	193
Distributions declared	—	—	—	(6,609)	—	—	(6,609)
Balance at June 30, 2013	9,580,446	$10	$154,577	$1,194	$(12,744)	$(350)	$142,687

Balance at December 31, 2013	9,608,949	$10	$154,975	$1,463	$(13,026)	$(7,587)	$135,835
Net increase in net assets resulting from operations	—	—	—	4,320	9,759	(6,514)	7,565
Issuance of common stock under dividend reinvestment plan	12,687	—	174	—	—	—	174
Distributions declared	—	—	—	(6,639)	—	—	(6,639)
Balance at June 30, 2014	9,621,636	$10	$155,149	$(856)	$(3,267)	$(14,101)	$136,935

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,565	$4,131
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	2,022	406
Net realized loss on investments	7,651	62
Net unrealized (appreciation) depreciation on investments	(9,726)	1,972
Purchase of investments	(43,990)	(57,643)
Principal payments received on investments	47,489	37,935
Proceeds from sale of investments	1,123	39
Changes in assets and liabilities:
Increase in investments in money market funds	(8,394)	(240)
Decrease in restricted investments in money market funds	1,111	—
Increase in interest receivable	(955)	(100)
Increase in end-of-term payments	(537)	(956)
Decrease in unearned loan income	(558)	(613)
(Increase) decrease in other assets	(418)	23
Increase in other accrued expenses	816	251
(Decrease) increase in base management fee payable	(153)	68
(Decrease) increase in incentive fee payable	(852)	45
Net cash provided by (used in) operating activities	2,194	(14,620)

Cash flows from financing activities:
Proceeds from issuance of Asset-Backed Notes	—	90,000
Distributions paid	(6,460)	(6,412)
Net decrease in borrowings	(14,807)	(46,020)
Debt issuance costs	—	(2,125)
Net cash (used in) provided by financing activities	(21,267)	35,443
Net (decrease) increase in cash	(19,073)	20,823

Cash:
Beginning of period	25,341	1,048
End of period	$6,268	$21,871

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,817	$3,286

Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$260	$426
Distributions payable	$3,319	$3,305
Net assets received in settlement of debt investment	$985	$—
Receivable resulting from sale of investment	$209	$—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Debt Investments — 152.8% (9)
Debt Investments — Life Science — 24.0% (9)
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	$3,500	$3,471	$3,471
N30 Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	346	345	345
		Term Loan (11.25% cash, 3.00% ETP, Due 10/1/15)	1,763	1,751	1,751
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	1,451	1,432	1,432
		Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	484	479	479
Sample6, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	1,734	1,721	1,721
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	1,059	1,056	1,056
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	1,590	1,570	1,570
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	563	562	562
		Term Loan (12.50% cash, Due 8/1/15)	886	885	885
		Term Loan (12.50% cash, Due 10/1/15)	173	173	173
Accuvein, Inc. (2)	Medical Device	Term Loan (10.40% cash (Libor + 9.90%; Floor	4,000	3,949	3,949
		10.40% Ceiling 11.90%) 5.00% ETP, Due 8/1/17)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,416	3,416
		10.50% Ceiling 12.00%) 3.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,963	2,963
		10.75% Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,963	2,963
		10.75% Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,188	1,179	1,179
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	835	829	829
		Term Loan (10.50% cash, 3.00% ETP, Due 7/1/16)	1,143	1,124	1,124
Tryton Medical, Inc.	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP, Due 9/1/16)	3,000	2,969	2,969
Total Debt Investments — Life Science				32,837	32,837
Debt Investments — Technology — 96.2% (9)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,500	1,481	1,481
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	500	493	493
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,962	4,962
		11.50% Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,962	4,962
		11.50% Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	5,000	4,953	4,953
		Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	2,500	2,472	2,472
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,948	1,948
		11.00% Ceiling 12.50%), 2.0% ETP, Due 11/1/17)
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	1,250	1,245	1,245
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	400	399	399
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	3,127	3,098	3,098
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	1,000	983	983
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	2,455	2,440	2,440
		Term Loan (10.00% cash, 2.00% ETP, Due 1/1/18)	2,500	2,464	2,464
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 4/1/17)	2,000	1,975	1,975
Kaminario, Inc. (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	2,912	2,880	2,880
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	2,912	2,880	2,880
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 7/1/17)	2,632	2,576	2,576
		Term Loan (10.25% cash, 8.00% ETP, Due 7/1/17)	1,469	1,459	1,459
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,440	3,440
		Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,440	3,440
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,912	2,886	2,886
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	1,941	1,918	1,918
Soraa, Inc. (2)	Semiconductors	Term Loan (10.75% cash (Libor + 10.25%; Floor	2,500	2,460	2,460
		10.75%; Ceiling 13.075%), 4.00% ETP, Due 11/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,500	2,460	2,460
		10.75%; Ceiling 13.075%), 4.00% ETP, Due 11/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,500	2,460	2,460
		10.75%; Ceiling 13.075%), 4.00% ETP, Due 11/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,500	2,460	2,460
		10.75%; Ceiling 13.075%), 4.00% ETP, Due 11/1/17)
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, 14.77% ETP, Due 7/1/15)	5,762	5,749	5,749
		Term Loan (11.50% cash, 13.65% ETP, Due 2/1/16)	1,601	1,594	1,594

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,050	4,030	4,030
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,050	4,030	4,030
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	1,990	1,986	1,986
		Term Loan (11.45% cash, Due 10/1/15)	1,990	1,986	1,986
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	3,650	3,616	3,616
		Term Loan (11.65% cash, 5.00% ETP, Due 11/1/17)	1,000	982	982
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	3,767	3,767	3,767
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	3,767	3,767	3,767
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	3,767	3,747	3,747
		Term Loan (11.50% cash, 3.00% ETP, Due 9/1/16)	1,500	1,491	1,491
Netuitive, Inc. (2)	Software	Term Loan (11.75% cash, Due 1/1/16)	1,844	1,827	1,827
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	4,562	4,527	4,527
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	912	896	896
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,457	1,441	1,441
		Term Loan (11.75% cash, 3.00% ETP, Due 8/1/16)	1,324	1,308	1,308
		Term Loan (11.75% cash, 3.00% ETP, Due 7/1/17)	1,000	984	984
Social Intelligence Corp. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,473	1,473
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
SpringCM, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,500	4,400	4,400
		11.50%; Ceiling 13.00%), 2.00% ETP, Due 1/1/18)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	6,300	6,176	6,176
VBrick Systems, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 10.00%; Floor	3,000	2,974	2,974
		10.50%;Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 7.60% ETP, Due 6/1/16)	3,000	2,981	2,981
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	814	806	806
Total Debt Investments — Technology				131,732	131,732
Debt Investments — Cleantech — 12.1% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	1,599	1,592	1,592
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	1,599	1,592	1,592
		Term Loan (10.25% cash, Due 10/1/16)	4,329	4,298	4,298
Semprius, Inc. (2)(8)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	3,051	3,031	2,721
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	850	848	848
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	3,000	2,961	2,961
		Term Loan (11.80% cash, Due 9/1/17)	1,000	982	982
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, 3.16% ETP, Due 6/1/15)	1,523	1,517	1,517
Total Debt Investments — Cleantech				16,821	16,511
Debt Investments — Healthcare information and services — 20.5% (9)
LifePrint Group, Inc. (2)	Diagnostics	Term Loan (11.00% cash (Libor + 10.50%; Floor	3,000	2,941	2,941
		11.00%;Ceiling 12.50%), 3.00% ETP, Due 1/1/18)
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% cash (Prime + 8.00%), Due 10/1/15)	12,000	11,934	11,934
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,463	3,463
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,462	3,462
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 4.14% ETP, Due 4/1/16)	1,384	1,364	1,364
		Term Loan (11.00% cash, 3.00% ETP, Due 1/1/17)	2,500	2,480	2,480
		Term Loan (10.50% cash, 2.50% ETP, Due 1/1/18)	2,500	2,473	2,473
Total Debt Investments — Healthcare information and services				28,117	28,117
Total Debt Investments				209,507	209,197
Warrant Investments — 4.6% (9)
Warrants — Life Science — 2.0% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Ambit Biosciences, Inc.(5)	Biotechnology	44,795 Common Stock Warrants	—	143	1
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	84,583 Common Stock Warrants	—	93	950
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation	Biotechnology	114,387 Preferred Stock Warrants	—	17	15
N30 Pharmaceuticals, Inc.	Biotechnology	214,200 Preferred Stock Warrants	—	122	—
New Haven Pharmaceuticals, Inc.	Biotechnology	41,482 Preferred Stock Warrants	—	27	30
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	—	68	671
Sample6, Inc.	Biotechnology	200,582 Preferred Stock Warrants	—	27	23
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	116,203 Common Stock Warrants	—	83	511
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	94	274
Tranzyme, Inc. (5)	Biotechnology	6,460 Common Stock Warrants	—	6	—
Accuvein, Inc.	Biotechnology	58,284 Preferred Stock Warrants	—	18	23

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	112
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
Lantos Technologies, Inc. (2)	Medical Device	858,545 Preferred Stock Warrants	—	24	24
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	—	26	41
Mitralign, Inc.	Medical Device	295,238 Preferred Stock Warrants	—	49	35
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
Tengion, Inc. (2)(5)	Medical Device	1,864,876 Common Stock Warrants	—	123	—
Tryton Medical, Inc.	Medical Device	47,977 Preferred Stock Warrants	—	15	14
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,615	2,724
Warrants — Technology — 2.0% (9)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	—	33	26
OpenPeak, Inc.	Communications	18,997 Preferred Stock Warrants	—	90	—
Overture Networks, Inc.	Communications	344,574 Preferred Stock Warrants	—	55	1
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	—	69	328
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	173,076 Preferred Stock Warrants	—	29	29
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	269
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	73
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	19
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	161
Optaros, Inc.	Internet and media	477,403 Preferred Stock Warrants	—	20	—
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	8
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	34
Motion Computing, Inc.	Networking	104,283 Preferred Stock Warrants	—	5	9
Nanocomp Technologies, Inc. (2)	Networking	204,546 Preferred Stock Warrants	—	19	19
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	7	57
Avalanche Technology, Inc.	Semiconductors	244,649 Preferred Stock Warrants	—	56	55
eASIC Corporation`	Semiconductors	1,877,799 Preferred Stock Warrants	—	16	15
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	55
Luxtera, Inc.	Semiconductors	2,087,766 Preferred Stock Warrants	—	42	113
Newport Media, Inc.	Semiconductors	188,764 Preferred Stock Warrants	—	40	25
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	56
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants	—	80	80
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc.	Software	202,892 Preferred Stock Warrants	—	113	122
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	104
Construction Software Technologies, Inc.	Software	386,415 Preferred Stock Warrants	—	69	280
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	107	90
Decisyon, Inc.	Software	457,876 Preferred Stock Warrants	—	46	11
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	120
Lotame Solutions, Inc.	Software	216,810 Preferred Stock Warrants	—	4	143
Netuitive, Inc.	Software	748,453 Preferred Stock Warrants	—	75	45
Raydiance, Inc.	Software	735,784 Preferred Stock Warrants	—	51	48
Razorsight Corporation (2)	Software	259,404 Preferred Stock Warrants	—	43	32
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	—	12	12
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	—	55	55
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	247
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	19	18
Total Warrants — Technology				1,944	2,759
Warrants — Cleantech — 0.2% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	68	70
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	25	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	41
Solarbridge Technologies, Inc.	Energy Efficiency	7,381,412 Preferred Stock Warrants	—	236	164
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	33
Total Warrants — Cleantech				473	308
Warrants — Healthcare information and services — 0.4% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	—	29	29
Precision Therapeutics, Inc.	Diagnostics	13,461 Preferred Stock Warrants	—	73	—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	29
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	141
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	53
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	67	64
Recondo Technology, Inc. (2)	Software	436,088 Preferred Stock Warrants	—	73	177
Total Warrants — Healthcare information and services				1,194	556
Total Warrants				5,226	6,347

Other Investments — 0.3% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,668	400
Total Other Investments				4,668	400
Equity — 2.5% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	239	664
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	—	73	165
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	222
Solarbridge Technologies, Inc.	Energy Efficiency	11,716,760 Preferred Stock	—	2,300	2,300
Total Equity				3,094	3,351
Total Portfolio Investment Assets — 160.2% (9)				$222,495	$219,295
Short Term Investments — Money Market Funds — 7.0% (9)
US Bank Money Market Deposit Account				$9,582	$9,582
Total Short Term Investments — Money Market Funds				$9,582	$9,582
Short Term Investments — Restricted Investments— 3.5% (9)
US Bank Money Market Deposit Account (2)				$4,840	$4,840
Total Short Term Investments — Restricted Investments				$4,840	$4,840

(1)	All of the Company’s investments are in entities which are domiciled in the United States and/or have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility or 2013-1 Securitization.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, the current interest rate in effect as of June 30, 2014 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.
(8)	Debt is on non-accrual status at June 30, 2014 and is, therefore, considered non-income producing.
(9)	Value as a percent of net assets.
(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(11)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable loan, including upon any prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. Interest will accrue during the life of the loan on each end-of-term payment and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee will be based on income that the Company has not yet received in cash.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Debt Investments — 157.5% (9)
Debt Investments — Life Science — 22.9% (9)
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	$3,500	$3,460	$3,460
N30 Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	760	756	756
		Term Loan (11.25% cash, 3.00% ETP, Due 10/1/15)	2,230	2,209	2,209
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	1,500	1,476	1,476
		Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	500	492	492
Sample6, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	2,252	2,229	2,229
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	1,425	1,418	1,418
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	2,138	2,100	2,100
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	781	779	779
		Term Loan (12.50% cash, Due 8/1/15)	1,228	1,226	1,226
		Term Loan (12.50% cash, Due 10/1/15)	231	231	231
Mederi Therapeutics, Inc.	Medical Device	Term Loan (10.75% cash (Floor 10.75%; Ceiling 2.75%), 4.00% ETP, Due 7/1/17)	3,000	2,957	2,957
		Term Loan (10.75% cash (Floor 10.75%; Ceiling 2.75%), 4.00% ETP, Due 7/1/17)	3,000	2,917	2,917
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,587	1,571	1,571
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	1,100	1,089	1,089
		Term Loan (10.50% cash, 3.00% ETP, Due 7/1/16)	1,143	1,115	1,115
PixelOptics, Inc. (8)	Medical Device	Term Loan (10.75% cash, 3.00% ETP, Due 11/1/14)	5,000	4,985	562
		Term Loan (10.00% cash, Due 1/31/14)	219	219	219
Tengion, Inc. (2)(5)	Medical Device	Term Loan (13.00% cash, Due 5/1/14)	1,382	1,373	1,373
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP, Due 9/1/16)	3,000	2,962	2,962
Total Debt Investments — Life Science				35,564	31,141
Debt Investments — Technology — 98.3% (9)
Ekahau, Inc.	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,500	1,474	1,474
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	500	490	490
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	5,000	4,935	4,935
		Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	2,500	2,460	2,460
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	1,670	1,660	1,660
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	500	497	497
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	3,909	3,862	3,862
Nanocomp Technologies, Inc.	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	1,000	963	963
Aquion Energy, Inc. (2)	Power Management	Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,704	2,693	2,693
		Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,704	2,693	2,693
		Term Loan (10.25% cash, 4.00% ETP, Due 6/1/16)	2,978	2,966	2,966
Xtreme Power, Inc. (2)(8)	Power Management	Term Loan (10.75% cash, 9.00% ETP, Due 5/1/16)	6,000	5,947	4,692
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	2,996	2,973	2,973
		Term Loan (10.00% cash, 2.00% ETP, Due 1/1/18)	2,500	2,455	2,455
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 4/1/17)	2,000	1,968	1,968
Kaminario, Inc. (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,954	2,954
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,954	2,954
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 12/1/15)	2,734	2,714	2,714
		Term Loan (10.25% cash, 8.00% ETP, Due 3/1/16)	1,519	1,506	1,506
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,418	3,418
		Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,418	3,418
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	3,000	2,964	2,964
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,000	1,967	1,967
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, 14.77% ETP, Due 7/1/15)	6,468	6,441	6,441
		Term Loan (11.50% cash, 13.65% ETP, Due 2/1/16)	1,731	1,718	1,718
Bolt Solutions, Inc. (2)	Software	Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	4,856	4,819	4,819
		Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	4,856	4,819	4,819
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,172	4,172
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,172	4,172
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	2,662	2,654	2,654
		Term Loan (11.45% cash, Due 10/1/15)	2,662	2,654	2,654
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	4,000	3,932	3,932
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,949	3,949
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,949	3,949

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,971	3,971
		Term Loan (11.50% cash, 3.00% ETP, Due 9/1/16)	1,500	1,486	1,486
Netuitive, Inc. (2)	Software	Term Loan (11.75% cash, Due 1/1/16)	2,359	2,330	2,330
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	5,000	4,948	4,948
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	1,000	975	975
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,500	1,477	1,477
		Term Loan (11.75% cash, 3.00% ETP, Due 8/1/16)	1,500	1,475	1,475
	Software	Term Loan (11.75% cash, 3.00% ETP, Due 7/1/17)	1,000	980	980
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	7,100	6,919	6,919
VBrick Systems, Inc.	Software	Term Loan (11.50% cash (Floor 10.50%; Ceiling 3.50%), 5.00% ETP, Due 7/1/17)	3,000	2,970	2,970
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 6.50% ETP, Due 6/1/16)	3,000	2,970	2,970
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	974	962	962
Total Debt Investments — Technology				134,673	133,418
Debt Investments — Cleantech — 17.6% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 9.00% ETP, Due 2/1/16)	2,028	2,015	2,015
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,028	2,015	2,015
		Term Loan (10.25% cash, Due 10/1/16)	5,000	4,956	4,956
Semprius, Inc. (2)(8)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	3,203	3,183	2,785
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	1,280	1,276	1,276
Rypos, Inc.	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	3,000	2,928	2,928
Solarbridge Technologies, Inc. (2)(8)	Energy Efficiency	Term Loan (12.15% cash, 3.21 ETP, Due 12/1/16)	7,000	6,785	5,000
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, 3.16% ETP, Due 6/1/15)	2,214	2,199	2,199
Cereplast, Inc. (5)(8)	Waste Recycling	Term Loan (12.00% cash, Due 8/1/14)	1,081	978	328
		Term Loan (12.00% cash, Due 8/1/14)	1,160	1,141	352
Total Debt Investments — Cleantech				27,476	23,854
Debt Investments — Healthcare information and services — 18.7% (9)
BioScale, Inc. (2)	Diagnostics	Term Loan (11.51% cash, Due 1/1/14)	232	232	232
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% cash (Prime + 8.00%), Due 10/1/15)	12,000	11,908	11,908
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,452	3,452
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,452	3,452
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 4.14% ETP, Due 4/1/16)	1,384	1,356	1,356
		Term Loan (11.00% cash, 3.00% ETP, Due 1/1/17)	2,500	2,473	2,473
	Other Healthcare	Term Loan (10.50% cash, 2.50% ETP, Due 1/1/18)	2,500	2,468	2,468
Total Debt Investments — Healthcare information and services				25,341	25,341
Total Debt Investments				223,054	213,754
Warrant Investments — 4.5% (9)
Warrants — Life Science — 2.1% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Ambit Biosciences, Inc.(5)	Biotechnology	44,795 Common Stock Warrants	—	143	9
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	84,583 Common Stock Warrants	—	93	882
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation	Biotechnology	114,387 Preferred Stock Warrants	—	17	15
N30 Pharmaceuticals, Inc.	Biotechnology	214,200 Preferred Stock Warrants	—	122	247
New Haven Pharmaceuticals, Inc.	Biotechnology	34,729 Preferred Stock Warrants	—	22	20
Revance Therapeutics, Inc.	Biotechnology	687,091 Preferred Stock Warrants	—	223	945
Sample6, Inc.	Biotechnology	200,582 Preferred Stock Warrants	—	27	23
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	116,203 Common Stock Warrants	—	83	308
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	94	132
Tranzyme, Inc. (5)	Biotechnology	77,902 Common Stock Warrants	—	6	—
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	132
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
Mederi Therapeutics, Inc.	Medical Device	248,736 Preferred Stock Warrants	—	26	26
Mitralign, Inc.	Medical Device	295,238 Common Stock Warrants	—	49	35
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
PixelOptics, Inc.	Medical Device	381,612 Preferred Stock Warrants	—	96	—
Tengion, Inc. (2)(5)	Medical Device	1,864,876 Common Stock Warrants	—	124	—
Tryton Medical, Inc. (2)	Medical Device	47,977 Preferred Stock Warrants	—	14	14
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,819	2,788

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Warrants — Technology — 1.8% (9)
Ekahau, Inc.	Communications	978,261 Preferred Stock Warrants	—	34	26
OpenPeak, Inc.	Communications	18,997 Preferred Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	344,574 Preferred Stock Warrants	—	55	42
Everyday Health, Inc.	Consumer-related Technologies	65,674 Preferred Stock Warrants	—	69	94
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	269
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	72
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	19
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	160
Optaros, Inc.	Internet and media	477,403 Preferred Stock Warrants	—	21	13
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	9
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	34
Motion Computing, Inc.	Networking	104,283 Preferred Stock Warrants	—	4	18
Nanocomp Technologies, Inc.	Networking	204,546 Preferred Stock Warrants	—	19	19
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	8	57
Xtreme Power, Inc.	Power Management	2,466,821 Preferred Stock Warrants	—	76	—
Avalanche Technology, Inc.	Semiconductors	244,649 Preferred Stock Warrants	—	56	66
eASIC Corporation`	Semiconductors	1,877,799 Preferred Stock Warrants	—	16	15
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	54
Luxtera, Inc.	Semiconductors	1,827,485 Preferred Stock Warrants	—	34	105
Newport Media, Inc.	Semiconductors	188,764 Preferred Stock Warrants	—	40	47
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	56
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc.	Software	202,892 Preferred Stock Warrants	—	113	124
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	104
Construction Software Technologies, Inc. (2)	Software	386,415 Preferred Stock Warrants	—	69	335
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	106	89
Decisyon, Inc.	Software	314,686 Preferred Stock Warrants	—	44	39
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	120
Kontera Technologies, Inc. (2)	Software	99,476 Preferred Stock Warrants	—	102	82
Lotame Solutions, Inc.	Software	216,810 Preferred Stock Warrants	—	4	3
Netuitive, Inc.	Software	748,453 Preferred Stock Warrants	—	75	45
Raydiance, Inc.	Software	735,784 Preferred Stock Warrants	—	51	48
Razorsight Corporation	Software	259,404 Preferred Stock Warrants	—	44	40
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	239
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	20	18
Total Warrants — Technology				1,938	2,461
Warrants — Cleantech — 0.2% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	68	69
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	26	—
Enphase Energy, Inc. (5)	Energy Efficiency	161,959 Common Stock Warrants	—	175	126
Rypos, Inc.	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	41
Solarbridge Technologies, Inc. (2)	Energy Efficiency	3,645,302 Preferred Stock Warrants	—	236	—
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	26
Cereplast, Inc. (5)	Waste Recycling	365,000 Common Stock Warrants	—	175	—
Total Warrants — Cleantech				824	262
Warrants — Healthcare information and services — 0.4% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
Precision Therapeutics, Inc.	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	29
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	140
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	53
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	66	64
Recondo Technology, Inc.	Software	436,088 Preferred Stock Warrants	—	73	176
Total Warrants — Healthcare information and services				1,164	525
Total Warrants				5,745	6,036

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Other Investments — 0.3% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,729	400
Total Other Investments				4,729	400
Equity — 0.8% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	227	565
Revance Therapeutics, Inc.	Biotechnology	72,925 Preferred Stock	—	73	109
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	420
Cereplast, Inc. (5)	Waste Recycling	200,000 Common Stock	—	—	—
Total Equity				782	1,094
Total Portfolio Investment Assets — 163.1%(9)				$234,310	$221,284
Short Term Investments — Money Market Funds — 0.9% (9)
US Bank Money Market Deposit Account				$1,188	$1,188
Total Short Term Investments — Money Market Funds				$1,188	$1,188
Short Term Investments — Restricted Investments— 4.4% (9)
US Bank Money Market Deposit Account (2)				$5,951	$5,951
Total Short Term Investments — Restricted Investments				$5,951	$5,951

(1)	All of the Company’s investments are in entities which are domiciled in the United States and/or have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Credit Facilities or 2013-1 Securitization.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, the current interest rate in effect as of December 31, 2013 is provided.
(5)	Portfolio company is a public company .
(6)	For debt investments, represents principal balance less unearned income.
(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.
(8)	Debt is on non-accrual status at December 31, 2013 and is, therefore, considered non-income producing.
(9)	Value as a percent of net assets.
(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(11)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable loan, including upon any prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. Interest will accrue during the life of the loan on each end-of-term payment and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee will be based on income that the Company has not yet received in cash.

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as the sole equity member. Credit I is a special purpose bankruptcy remote entity and is a separate legal entity from the Company and CHF. There has been no activity at Credit I during the six months ended June 30, 2014.

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

HPO Assets LLC (“HPO”) was formed as a Delaware limited liability company on January 21, 2014, with the Company as the sole equity member. HPO is a separate legal entity from the Company. HPO holds certain assets acquired in connection with the bankruptcy sale of the assets of PixelOptics, Inc.

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

Principles of Consolidation

As required under GAAP and Regulation S-X, the Company will generally consolidate its investment in a company that is an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s subsidiaries in its consolidated financial statements.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. As of June 30, 2014, there was one investment on non-accrual status with a cost basis of $3.0 million and a fair value of $2.7 million. As of December 31, 2013, there were five investments on non-accrual status with an aggregate cost of $23.2 million and an aggregate fair value of $13.9 million.

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

In connection with substantially all lending arrangements, the Company receives warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are also recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with the Company’s income recognition policy. Subsequent to loan origination, the fair value of the warrants is determined using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains on investments.

Realized gains or losses on the sale of investments, or upon the determination that an investment balance or portion thereof is not recoverable, are calculated using the specific identification method. The Company measures realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Net change in unrealized appreciation or depreciation reflects the change in the fair values of the Company’s portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related debt financing. The unamortized balance of debt issuance costs as of June 30, 2014 and December 31, 2013, included in other assets, was $3.1 million and $5.1 million, respectively. The accumulated amortization balances as of June 30, 2014 and December 31, 2013 were $2.3 million and $2.0 million, respectively. The amortization expense for the six months ended June 30, 2014 and 2013 was $2.0 million and $0.4 million, respectively. On June 17, 2014, the Company terminated its term loan credit facility, the “Fortress Facility”, and accelerated $1.1 million of unamortized debt issuance cost. The Company expects to incur no ongoing obligations or expenses in connection with the termination and prepayment of the Fortress Facility.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the six months ended June 30, 2014 and 2013, $0.1 million was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2014 and December 31, 2013. The 2012, 2011 and 2010 tax years remain subject to examination by U.S. federal and state tax authorities.

Distributions

Distributions to common stockholders are recorded on the declaration date. The amount to be paid out is determined by the Board. Net realized long-term capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of cash distributions and other distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and the Company declares, a cash distribution, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company may use newly issued shares to implement the plan (especially if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market to fulfill its obligations under the plan.

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The Advisor waived, $0.1 million and $0.2 million of base management fee, that the Advisor would have otherwise earned on cash held by the Company at the time of calculation, for the three and six months ended June 30, 2014, respectively. After giving effect of this waiver, the management fee payable at June 30, 2014 and December 31, 2013 was $0.3 million and $0.4 million, respectively. After giving effect to this waiver, the base management fee expense was $1.1 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively. After giving effect of this waiver, the base management fee expense was $2.3 million and $2.6 million for the six months ended June 30, 2014 and 2013, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The incentive fee has two parts, as follows:

The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. The incentive fee with respect to the pre-incentive fee net income is 20.00% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the pre-incentive fee net investment income as if the hurdle rate did not apply.

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

There was no performance based incentive fee expense for the three months ended June 30, 2014. The performance based incentive fee expense was $0.9 million for the three months ended June 30, 2013. The performance based incentive fee expense was $0.4 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively. There was no incentive fee payable as of June 30, 2014. The incentive fee payable as of December 31, 2013 was $0.9 million. The entire incentive fee payable as of December 31, 2013 represents part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. The administrative fee expense was $0.3 million for both the three months ended June 30, 2014 and 2013. The administrative fee expense was $0.5 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 4.  Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	June 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Money market funds	$9,582	$9,582	$1,188	$1,188
Restricted investments in money market funds	$4,840	$4,840	$5,951	$5,951
Non-affiliate investments
Debt	$209,507	$209,197	$223,054	$213,754
Warrants	5,226	6,347	5,745	6,036
Other Investments	4,668	400	4,729	400
Equity	3,094	3,351	782	1,094
Total non-affiliate investments	$222,495	$219,295	$234,310	$221,284

The following table shows the Company’s portfolio investments by industry sector:

	June 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$14,535	$16,749	$17,604	$19,631
Medical Device	20,229	19,641	20,079	14,972
Technology
Communications	19,983	19,572	10,019	9,847
Consumer-Related Technologies	2,095	2,647	118	435
Data Storage	4,690	419	4,751	419
Internet and Media	4,841	4,911	6,119	6,201
Networking	1,046	1,045	1,025	1,034
Power Management	7	57	14,382	13,101
Semiconductors	46,076	45,940	37,897	37,793
Software	60,088	60,522	67,510	67,869
Cleantech
Alternative Energy	10,606	10,273	12,263	11,840
Energy Efficiency	8,988	8,846	13,743	11,596
Waste Recycling	—	—	2,294	680
Healthcare Information and Services
Diagnostics	15,516	14,967	12,752	12,203
Other Healthcare Related Services	7,405	7,212	7,384	7,190
Software	6,390	6,494	6,370	6,473
Total non-affiliate investments	$222,495	$219,295	$234,310	$221,284

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

Debt Investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At June 30, 2014 and December 31, 2013, the hypothetical market yield used ranged from 9% to 18% and from 9% to 25%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Warrant Investments:  The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurements.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on indices of publicly traded companies similar in nature to the underlying company issuing the warrant. A total of seven such indices are used. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value investment.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment. Significant increases (decreases) in this unobservable input would result in significantly lower (higher) fair value measurement.

•	Historical portfolio experience on cancellations and exercises of the Company’s warrants are utilized as the basis for determining the estimated time to exit of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input would result in significantly higher (lower) fair value measurement.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of June 30, 2014 and December 31, 2013. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2014:

June 30, 2014
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
Debt investments	$206,476	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% - 18%	11%

	2,721	Multiple Probability Weighted Cash	Probability Weighting	33% - 67%	50%
		Flow Model

Warrant investments	3,612	Black-Scholes Valuation Model	Price per share Average Industry Volatility	$0.0 – 63.98 19%	$10.24 19%
			Marketability Discount	20%	11%
			Estimated Time to Exit	.25 to 9 years	2.56 years

Other investments	400	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 100%	25% 100%

Equity investments	2,300	Most Recent Equity Investment	Price Per Share	$0.19	$0.19
	222	Market Comparable Companies	Price Per Share	$0.57	$0.57
Total Level 3 investments	$215,731

The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2013:

December 31, 2013
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
Debt investments	$199,815	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% - 25%	11%

	13,939	Multiple Probability Weighted Cash	Probability Weighting	10% - 100%	67%
		Flow Model

Warrant investments	4,579	Black-Scholes Valuation Model	Price per share Average Industry Volatility	$0.0 – $63.98 19%	$5.64 19%
			Marketability Discount	20%	15%
			Estimated Time to Exit	1 to 10 years	3 years

Other investments	400	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 100%	25% 100%

Equity investments	529	Most Recent Equity Investment	Price Per Share	$1.09 – $1.50	$1.17
Total Level 3 investments	$219,262

Borrowings:  The carrying amount of borrowings under the Credit Facilities (as defined in Note 6) approximates fair value due to the variable interest rate of the Credit Facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. At June 30, 2014, the 2019 Notes were trading on the New York Stock Exchange for $25.84 per note, or $34.1 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on June 30, 2014, the Asset-Backed Notes (as defined in Note 6) were trading at par value, or $64.5 million, and are categorized as Level 3 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

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

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$9,582	$—	$9,582	$—
Restricted investments in money market funds	$4,840	$—	$4,840	$—
Debt investments	$209,197	$—	$—	$209,197
Warrant investments	$6,347	$—	$2,735	$3,612
Other investments	$400	$—	$—	$400
Equity investments	$3,351	$829	$—	$2,522

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$1,188	$—	$1,188	$—
Restricted investments in money market funds	$5,951	$—	$5,951	$—
Debt investments	$213,754	$—	$—	$213,754
Warrant investments	$6,036	$—	$1,457	$4,579
Other investments	$400	$—	$—	$400
Equity investments	$1,094	$565	$—	$529

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2014:

	Three Months Ended June 30, 2014
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$217,924	$3,890	$2,720	$400	$224,934
Purchase of investments	26,052	—	—	—	26,052
Warrants and equity received and classified as Level 3	—	154	—	—	154
Principal payments received on investments	(35,682)	—	—	(34)	(35,716)
Proceeds from sale of investments	—	(209)	—	—	(209)
Net realized (loss) gain on investments	(714)	32	—	—	(682)
Unrealized appreciation (depreciation) included in earnings	1,439	(255)	(198)	34	1,020
Other	178	—	—	—	178
Level 3 assets, end of period	$209,197	$3,612	$2,522	$400	$215,731

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended June 30, 2014, there were no transfers between Level 1 and Level 2.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2013:

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

	Three Months Ended June 30, 2013
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$238,749	$5,378	$635	$2,100	$246,862
Purchase of investments	29,143	—	—	—	29,143
Warrants and equity received and classified as Level 3	—	254	—	—	254
Principal payments received on investments	(27,973)	—	—	—	(27,973)
Proceeds from sale of warrants	—	(39)	—	—	(39)
Unrealized depreciation included in earnings	(2,179)	(282)	(106)	—	(2,567)
Realized loss included in earnings	—	(45)	—		(45)
Transfer out of Level 3	—	(116)	—	—	(116)
Other	131	—	—	—	131
Level 3 assets, end of period	$237,871	$5,150	$529	$2,100	$245,650

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended June 30, 2013, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in one portfolio company, with a fair value of $0.1 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the three months ended June 30, 2013. Because the fair value of warrants held in publicly traded companies is determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of June 30, 2013.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$213,754	$4,579	$529	$400	$219,262
Purchase of investments	43,978	—	—	—	43,978
Warrants and equity received and classified as Level 3	—	260	—	—	260
Principal payments received on investments	(47,428)	—	—	(61)	(47,489)
Proceeds from sale of investments	—	(929)	—	—	(929)
Net realized (loss) gain on investments	(8,096)	501	—	—	(7,595)
Unrealized appreciation (depreciation) included in earnings	8,990	(479)	(198)	61	8,374
Transfer out of Level 3	—	(320)	(109)	—	(429)
Transfer from debt to equity investments	(2,300)	—	2,300	—	—
Other	299	—	—	—	299
Level 3 assets, end of period	$209,197	$3,612	$2,522	$400	$215,731

The Company’s transfers between levels are recognized at the end of each reporting period. During the six months ended June 30, 2014, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in two portfolio companies and equity held in one portfolio company, with an aggregate fair value of $0.4 million, that were transferred into Level 2 upon the portfolio companies becoming public companies during the period. Because the fair value of warrants and equity held in publicly traded companies is determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants and equity as Level 2 within the fair value hierarchy described above as of June 30, 2014. During the six months ended June 30, 2014, there was one transfer between debt investments and equity investments. The transfer out of debt investments relates to the settlement of one of the Company’s debt investments for a cash payment of $2.7 million and $2.3 million in newly issued preferred stock of the applicable portfolio company.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2014 includes $0.1 million in unrealized appreciation for both loans and other investments, $0.1 million in unrealized depreciation on warrants and $0.2 million in unrealized depreciation on equity.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$220,297	$4,914	$526	$2,100	$227,837
Purchase of investments	57,643	—	—	—	57,643
Warrants and equity received and classified as Level 3	—	426	—	—	426
Principal payments received on investments	(37,935)	—	—	—	(37,935)
Proceeds from sale of warrants	—	(39)	—	—	(39)
Unrealized (depreciation) appreciation included in earnings	(2,249)	10	(70)	—	(2,309)
Realized loss included in earnings	—	(45)	—	—	(45)
Transfer out of Level 3	—	(116)	—	—	(116)
Transfer from debt to equity investments	(73)	—	73	—	—
Other	188	—	—	—	188
Level 3 assets, end of period	$237,871	$5,150	$529	$2,100	$245,650

The Company’s transfers between levels are recognized at the end of each reporting period. During the six months ended June 30, 2013, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in one portfolio company, with a fair value of $0.1 million, that were transferred into Level 2 due to the portfolio company becoming a public company during the six months ended June 30, 2013. Because the fair value of warrants held in publicly traded companies is determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants as Level 2 within the fair value hierarchy described above as of June 30, 2013.

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

As of June 30, 2014 and December 31, 2013, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 6.  Borrowings

A summary of the Company’s borrowings as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014			December 31, 2013
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Asset-Backed Notes	$64,536	$64,536	$—	$79,343	$79,343	$—
Fortress Facility	—	—	—	75,000	10,000	65,000
Key Facility	50,000	10,000	40,000	50,000	—	50,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$147,536	$107,536	$40,000	$237,343	$122,343	$115,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of June 30, 2014, the asset coverage ratio for borrowed amounts was 227%.

On November 4, 2013, the Company renewed and amended the revolving credit facility (“Wells Facility”) previously administered by Wells Fargo Capital Finance LLC (“Wells”) and facilitated the assignment of all rights and obligations of Wells under the Wells Facility to Key Equipment Finance (“Key”) (referred to herein as the “Key Facility”). The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key. The Key Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Key Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on November 4, 2018. The interest rate is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The rate at June 30, 2014 and December 31, 2013 was 4.00%. As of June 30, 2014, the Company had borrowing capacity of $40.0 million of which $30.0 million was available, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019, and, on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future senior unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2014, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF.”

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The Company entered into its Fortress Facility (together with the Key Facility, the “Credit Facilities”) with Fortress Credit Co LLC (“Fortress”) effective August 23, 2012. The Fortress Facility was collateralized by all loans and warrants held by Credit III. The Fortress Facility contained covenants that, among other things, required the Company to maintain a minimum net worth and restricted the loans securing the Fortress Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, had a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility required the payment of an unused line fee in an amount equal to 1.00% of unborrowed amounts available under the facility annually and had an effective advance rate of 66% against eligible loans. The Fortress Facility bore interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The rate at December 31, 2013 was 7.00%, and the average rate for the three and six months ended June 30, 2014 and 2013 was 7.00%.

Effective June 17, 2014, the Company terminated the Fortress Facility. In connection therewith, a loan and security agreement and other related documents governing the Fortress Facility were also terminated. As such, the Company had no borrowing capacity under the Fortress Facility as of June 30, 2014. Upon termination of the Fortress Facility, the Company accelerated into interest expense $1.1 million of unamortized debt issuance costs and paid a $0.8 million prepayment fee. The Company expects to incur no ongoing obligations or expenses in connection with the termination and prepayment of the Fortress Facility.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the Consolidated Statement of Assets and Liabilities. The balance of restricted investments in money market funds was $4.8 million and $6.0 million as of June 30, 2014 and December 31, 2013, respectively.

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

The balance of unfunded commitments to extend credit was $9.0 million as of both June 30, 2014 and December 31, 2013. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The largest loans may vary from period to period as new loans are recorded and repaid. The Company’s five largest loans represented 23% and 22% of total loans outstanding as of June 30, 2014 and December 31, 2013, respectively. No single loan represented more than 10% of the total loans as of June 30, 2014 and December 31, 2013. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 20% and 22% of total interest income on investments for the three months ended June 30, 2014 and 2013, respectively. Interest income from the five largest loans accounted for 18% and 23% of total interest income and fee income on investments for the six months ended June 30, 2014 and 2013, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes the Company’s distribution activity for the period ended June 30, 2014 and for the years ended December 31, 2013 and 2012:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value

Six Months Ended June 30, 2014
5/1/14	8/19/14	9/15/14	$0.115	$—	—	$—
5/1/14	7/21/14	8/15/14	0.115	—	—	—
5/1/14	6/18/14	7/17/14	0.115	1,093	784	11
3/6/14	5/20/14	6/16/14	0.115	1,090	1,128	15
3/6/14	4/17/14	5/15/14	0.115	1,090	1,174	16
3/6/14	3/19/14	4/15/14	0.115	1,097	644	8
			$0.690	$4,370	3,730	$50
Year Ended December 31, 2013
11/1/13	2/17/14	3/17/14	$0.115	$1,062	3,444	$44
11/1/13	1/20/14	2/14/14	0.115	1,058	3,249	47
11/1/13	12/16/13	1/15/14	0.115	1,061	3,048	44
8/2/13	11/19/13	12/16/13	0.115	1,045	4,225	59
8/2/13	10/17/13	11/15/13	0.115	937	11,851	167
8/2/13	9/18/13	10/15/13	0.115	1,051	3,882	52
5/3/13	8/19/13	9/16/13	0.115	1,057	3,376	46
5/3/13	7/17/13	8/15/13	0.115	1,060	2,980	42
5/3/13	6/20/13	7/15/13	0.115	1,070	2,191	31
3/8/13	5/20/13	6/17/13	0.115	1,086	1,099	15
3/8/13	4/18/13	5/15/13	0.115	1,087	1,035	15
3/8/13	3/20/13	4/15/13	0.115	1,046	3,867	55
			$1.380	$12,620	44,247	$617
Year Ended December 31, 2012
11/27/12	2/21/13	3/15/13	$0.115	$1,050	3,392	$50
11/27/12	1/18/13	2/15/13	0.115	1,087	898	14
11/27/12	12/20/12	1/15/13	0.115	1,056	2,930	44
11/2/12	11/16/12	11/30/12	0.450	4,243	4,269	61
8/7/12	8/17/12	8/31/12	0.450	4,105	11,608	193
5/3/12	5/17/12	5/31/12	0.450	3,402	2,299	37
3/12/12	3/23/12	3/30/12	0.450	3,378	3,517	58
			$2.145	$18,321	28,913	$457

On August 1, 2014, the Board declared monthly distributions per share, payable as set forth in the table below.

Record Dates	Payment Dates	Distributions Declared
November 19, 2014	December 15, 2014	$0.115
October 20, 2014	November 17, 2014	$0.115
September 18, 2014	October 15, 2014	$0.115

After paying second quarter distributions of $0.345 per share and earning $0.19 per share for the second quarter, the Company’s undistributed spillover income carried over from 2013 is $0.42 per share. Spillover income includes any ordinary income and net capital gains from the preceding years that were not distributed during such years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10.  Financial Highlights

The financial highlights for the Company are as follows:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013

Per share data:
Net asset value at beginning of period	$14.14		$15.15
Net investment income	0.45		0.67
Realized loss on investments	(0.68)		(0.03)
Unrealized appreciation (depreciation) on investments	1.01		(0.21)
Net increase in net assets resulting from operations	0.78		0.43
Distributions declared(1)	(0.69)		(0.69)
Net asset value at end of period	$14.23		$14.89
Per share market value, end of period	$14.62		$13.74
Total return based on market value(2)	7.7%		(3.3)%
Shares outstanding at end of period	9,621,636		9,580,446
Ratios to average net assets:
Expenses without incentive fees(4)	16.7	%(3)	11.3	%(3)
Incentive fees	0.6	%(3)	2.2	%(3)
Total expenses(4)	17.3	%(3)	13.5	%(3)
Net investment income with incentive fees(4)	6.3	%(3)	8.8	%(3)
Net assets at the end of the period	$136,935		$142,687
Average net assets value	$136,850		$144,139
Average borrowings per share	$12.11		$10.38
Portfolio turnover ratio	20.3%		24.5%

(1)

Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given year for distribution in the following year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.

(2)	The total return for the six months ended June 30, 2014 and 2013 equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(3)	Annualized.
(4)	During the six months ended June 30, 2014, the Advisor waived $0.2 million of base management fee and $0.1 million of incentive fee. Had these expenses not been waived, the ratio of expenses without incentive fee to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fee to average net assets would have been 16.9%, 17.5% and 6.3%, respectively.

Note 11.  Subsequent Events

On August 1, 2014, the Company and its Advisor, renewed the Investment Management Agreement dated October 28, 2010, by and between the Company and the Advisor, and amended the Investment Management Agreement, effective July 1, 2014. The amendments to the Investment Management Agreement (i) remove cash and cash equivalents from gross assets when calculating the base management fee payable to the Advisor under Section 3(a) of the Investment Management Agreement and (ii) place a fee cap and deferral mechanism on part one of the incentive fee payable to the Advisor under Section 3(b)(i) of the Investment Management Agreement.

On July 16, 2014, the Company filed a Management Assessment Questionnaire with the SBA as the first step in the Small Business Investment Company license process.

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

Portfolio Composition and Investment Activity

The following table shows our portfolio by asset class as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	# of Investments	Fair Value	Percentage of Total Portfolio	# of Investments	Fair Value	Percentage of Total Portfolio
Term loans	48	$197,263	90.0%	48	$201,846	91.2%
Revolving loans	1	11,934	5.4	1	11,908	5.4
Total loans	49	209,197	95.4	49	213,754	96.6
Warrants	75	6,347	2.9	73	6,036	2.7
Other investments	1	400	0.2	1	400	0.2
Equity	4	3,351	1.5	3	1,094	0.5
Total		$219,295	100.0%		$221,284	100.0%

Total portfolio investment activity for the three and six months ended June 30, 2014 and 2013 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Beginning portfolio	$228,560	$247,781	$221,284	$228,613
New loan funding	26,052	29,143	43,978	57,643
Less refinanced balances	—	—	—	—
Net new loan funding	26,052	29,143	43,978	57,643
Principal payments received on investments	(9,860)	(8,695)	(21,633)	(18,657)
Early pay-offs and recoveries	(25,856)	(19,278)	(25,856)	(19,278)
Accretion of loan fees	657	753	1,063	1,301
New loan fees	(325)	(368)	(505)	(688)
New equity	12	—	12	73
Sale of investments	(610)	(39)	(1,330)	(39)
Net realized loss on investments	(632)	(45)	(7,545)	(62)
Net unrealized appreciation (depreciation) on investments	1,297	(2,391)	9,827	(1,972)
Other	—	—	—	(73)
Ending Portfolio	$219,295	$246,861	$219,295	$246,861

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our loan portfolio by industry sector as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Loans at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Portfolio
Life Science
Biotechnology	$13,445	6.4%	$16,376	7.7%
Medical Device	19,392	9.3	14,765	6.9
Technology
Communications	19,323	9.2	9,359	4.4
Consumer-Related Technologies	1,948	0.9	—	—
Internet and Media	4,742	2.3	6,019	2.8
Networking	983	0.5	963	0.5
Power Management	—	—	13,044	6.1
Semiconductors	45,541	21.8	37,450	17.5
Software	59,195	28.3	66,583	31.1
Cleantech
Alternative Energy	10,203	4.9	11,771	5.5
Energy Efficiency	6,308	3.0	11,403	5.3
Waste Recycling	—	—	680	0.3
Healthcare Information and Services
Diagnostics	14,875	7.1	12,140	5.7
Other Healthcare Related Services	6,925	3.3	6,904	3.2
Software	6,317	3.0	6,297	3.0
Total	$209,197	100.0%	$213,754	100.0%

The largest loans may vary from year to year as new loans are originated and existing loans are repaid. Our five largest loans represented 23% and 22% of total loans outstanding as of June 30, 2014 and December 31, 2013, respectively. No single loan represented more than 10% of our total loans as of June 30, 2014 and December 31, 2013.

Loan Portfolio Asset Quality

We use an internal credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and while no loss is currently anticipated for a 2-rated loan, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and increased risk. Our internal credit rating system is not a national credit rating system. The following table shows the classification of our loan portfolio by credit rating as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Loans at Fair Value	Percentage of Loan Portfolio	Loans at Fair Value	Percentage of Loan Portfolio

Credit Rating
4	$30,767	14.7%	$30,385	14.2%
3	165,386	79.1	167,231	78.3
2	10,323	4.9	2,199	1.0
1	2,721	1.3	13,939	6.5
Total	$209,197	100.0%	$213,754	100.0%

As of June 30, 2014 and December 31, 2013, our loan portfolio had a weighted average credit rating of 3.1 and 3.0, respectively. As of June 30, 2014, there was one investment with an internal credit rating of 1, with a cost of $3.0 million and a fair value of $2.7 million. As of December 31, 2013, there were five investments with an internal credit rating of 1, with an aggregate cost of $23.2 million and an aggregate fair value of $13.9 million.

The reduction in the number and value of 1-rated credits during the six-months ended June 30, 2014 was primarily due to the settlement of four investments, with an aggregate cost of $22.5 million and an aggregate fair value of $14.9 million.

As of June 30, 2014, there were two investments with an internal credit rating of 2, with an aggregate cost and fair value of $10.3 million. As of December 31, 2013, there was one investment with an internal credit rating of 2, with a cost and fair value of $2.2 million.

The increase in the number and value of 2-rated credits during the six months ended June 30, 2014 was primarily due to the downgrade of two investments, with an aggregate cost and fair value of $10.3 million, from an internal credit rating of 3, partially offset by the upgrade of one investment, with a cost and fair value of $2.2 million.

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Consolidated results of operations for the three months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended
	June 30,
	2014	2013
Total investment income	$8,697	$8,787
Total expenses	6,821	5,106
Net investment income before excise tax	1,876	3,681
Provision for excise tax	(40)	(80)
Net investment income	1,836	3,601
Net realized loss on investments	(630)	(62)
Net unrealized appreciation (depreciation) on investments	1,229	(2,391)
Net increase in net assets resulting from operations	$2,435	$1,148
Average debt investments, at fair value	$211,582	$241,655
Average borrowings outstanding	$111,927	$105,959

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Comparison of the three months ended June 30, 2014 and 2013

Investment Income

Total investment income decreased by $0.1 million, or 1.0%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. For the three months ended June 30, 2014, total investment income consisted primarily of $7.7 million in interest income from investments, which included $2.1 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $1.0 million in fee income. Total investment income decreased due to a lower average size of the loan portfolio which was partially offset by higher fee income. Fee income was primarily comprised of loan prepayment fees collected from our portfolio companies and increased primarily due to a higher number of prepayments for the three months ended June 30, 2014. For the three months ended June 30, 2013, total investment income consisted primarily of $8.4 million in interest income from investments, which included $1.8 million in income from the accretion of origination fees and ETPs.

For the three months ended June 30, 2014 and 2013, our dollar-weighted average annualized yield on average loans was 16.4% and 14.5%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted average annualized yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 20% and 22% of investment income for the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, interest receivable was $5.7 million and $4.2 million, respectively, which represents accreted ETPs and one month of accrued interest income on substantially all of our loans.

Expenses

Total expenses increased by $1.7 million, or 33.6%, to $6.8 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Total operating expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense for the three months ended June 30, 2014 and 2013 was $3.8 million and $1.9 million, respectively. Interest expense for the three months ended June 30, 2014, which includes the amortization of debt issuance costs, increased primarily due to the acceleration of $1.1 million of unamortized debt issuance costs and a $0.8 million prepayment fee related to the termination of the term loan facility with Fortress Credit Co LLC, or the Fortress Facility. We do not expect any ongoing obligations or expenses associated with the termination and prepayment of the Fortress Facility.

Base management fee expense for the three months ended June 30, 2014 and 2013 was $1.1 million and $1.3 million, respectively. Base management fee expense for the three months ended June 30, 2014 decreased compared to the three months ended June 30, 2013, primarily due to a decrease in average total assets and a waiver of the base management fee of $0.1 million that the Advisor would have otherwise earned during the three months ended June 30, 2014. The Advisor waived such fees associated with cash held at the time of calculation.

No performance based incentive fee was incurred for the three months ended June 30, 2014. The performance based incentive fee for the three months ended June 30, 2013 was $0.9 million, and consisted entirely of incentive fee payable on pre-incentive fee net investment income. No performance based incentive fee was incurred for the three months ended June 30, 2014 primarily due to lower pre-incentive fee net investment income as a result of the one-time costs associated with the termination of the Fortress Facility, described above.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the three months ended June 30, 2014 increased compared to the three months ended June 30, 2013, due to increased legal fees and other costs associated with certain non-accrual investments and other assets.

Net Realized Losses and Net Unrealized Appreciation and Depreciation

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

During the three months ended June 30, 2014, we realized losses totaling $0.6 million primarily due to the resolution of one debt investment that was on non-accrual status which was partially offset by realized gains on the sale of warrants in two of our portfolio companies. The debt investment was settled for a net cash payment of $1.5 million, which resulted in a realized loss of $0.7 million and unrealized appreciation of $1.4 million. During the three months ended June 30, 2013, we realized losses totaling $0.1 million primarily in connection with the disposal of a portfolio company’s warrants.

During the three months ended June 30, 2014, net unrealized appreciation on investments totaled $1.2 million which was primarily due to the reversal of previously recorded unrealized depreciation on one debt investment that was settled in the period, as described above. During the three months ended June 30, 2013, net unrealized depreciation on investments totaled $2.4 million which was primarily due to the change in fair values of our investment portfolio during the period.

Consolidated results of operations for the six months ended June 30, 2014 and 2013 were as follows:

	For the Six Months Ended
	June 30,
	2014	2013
Total investment income	$16,232	$16,156
Total expenses	11,832	9,701
Net investment income before excise tax	4,400	6,455
Provision for excise tax	(80)	(80)
Net investment income	4,320	6,375
Net realized loss on investments	(6,514)	(272)
Net unrealized appreciation (depreciation) on investments	9,759	(1,972)
Net increase in net assets resulting from operations	$7,565	$4,131
Average debt investments, at fair value	$216,171	$235,105
Average borrowings outstanding	$116,473	$99,349

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Comparison of the six months ended June 30, 2014 and 2013

Investment Income

Total investment income increased by $0.1 million, or 0.5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. For the six months ended June 30, 2014, total investment income consisted primarily of $14.9 million in interest income from investments, which included $3.2 million in income from the accretion of origination fees, ETPs, and $1.3 million of fee income. Total investment income increased due to higher fee income which was partially offset by a lower average size of the loan portfolio. Fee income was primarily comprised of loan prepayment fees collected from our portfolio companies and increased primarily due to a higher number of prepayments for the six months ended June 30, 2014. For the six months ended June 30, 2013, total investment income consisted primarily of $15.8 million in interest income from investments, which included $3.0 million in income from the accretion of origination fees and ETPs.

For the six months ended June 30, 2014 and 2013, our dollar-weighted average annualized yield on average loans was 15.0% and 13.7%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted average annualized yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 18% and 23% of investment income for the six months ended June 30, 2014 and 2013, respectively.

Expenses

Total expenses increased by $2.1 million, or 22.0%, to $11.8 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Total operating expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees and, to a lesser degree, professional fees and general and administrative expenses.

Interest expense for the six months ended June 30, 2014 and 2013 was $5.8 million and $3.7 million, respectively. Interest expense for the six months ended June 30, 2014, which includes the amortization of debt issuance costs, increased primarily due to the acceleration of $1.1 million of unamortized debt issuance costs and a $0.8 million prepayment fee related to the termination of the Fortress Facility. There will be no ongoing obligations or expenses associated with the termination and prepayment of the Fortress Facility.

Base management fee expense for the six months ended June 30, 2014 and 2013 was $2.3 million and $2.6 million, respectively. Base management fee expense for the six months ended June 30, 2014 decreased compared to the six months ended June 30, 2013, primarily due to a decrease in average total assets and our Advisor’s waiver of base management fees of $0.2 million, which our Advisor would have otherwise earned during the six months ended June 30, 2014. The Advisor waived such fees on cash held at the time of calculation.

The performance based incentive fee for the six months ended June 30, 2014 and 2013 was $0.4 million and $1.6 million, respectively, and consisted entirely of incentive fee payable on pre-incentive fee net investment income. The performance based incentive fee for the six months ended June 30, 2014 decreased compared to the six months ended June 30, 2013, primarily due to lower pre-incentive fee net investment income as a result of the one-time costs associated with the termination of our Fortress Facility, described above.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the six months ended June 30, 2014 increased compared to the six months ended June 30, 2013, due to increased legal fees and other costs associated with certain non-accrual investments and other assets.

Net Realized Losses and Net Unrealized Appreciation and Depreciation

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments, without regard to unrealized appreciation or depreciation previously recognized. Realized gains or losses on investments includes investments charged off during the period, net of recoveries. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the six months ended June 30, 2014, we realized losses totaling $6.5 million primarily due to the resolution of three debt investments that were previously on non-accrual status which was partially offset by realized gains on the sale of warrants in three of our portfolio companies. One debt investment was settled for a cash payment of $2.7 million and $2.3 million in newly issued preferred stock of the applicable portfolio company, which resulted in a realized loss of $1.7 million and unrealized appreciation of $1.8 million. One debt investment was settled for a net cash payment of $1.5 million, which resulted in a realized loss of $0.7 million and unrealized appreciation of $1.4 million. One debt investment resulted in the Company receiving substantially all of the assets of the applicable portfolio company through bankruptcy, which resulted in a realized loss of $4.7 million and unrealized appreciation of $4.4 million. During the six months ended June 30, 2013, we realized losses totaling $0.3 million primarily in connection with the disposal of a portfolio company’s warrants.

During the six months ended June 30, 2014, net unrealized appreciation on investments totaled $9.8 million which was primarily due to the reversal of previously recorded unrealized depreciation on three debt investments that were settled in the period, as described above, and one debt investment that returned to accrual status which resulted in unrealized appreciation of $1.3 million. During the six months ended June 30, 2013, net unrealized depreciation on investments totaled $2.0 million which was primarily due to the change in fair values of our investment portfolio during the period.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, we had cash and investments in money market funds of $15.8 million and $26.5 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay operating expenses and pay distributions. In addition, as of June 30, 2014 and December 31, 2013, we had $4.8 million and $6.0 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our asset-backed notes, or the Asset-Backed Notes. Our primary sources of capital have been from our private and public equity offerings, use of our revolving credit facilities, issuance of our 7.375% notes due 2019, or the 2019 Notes, and our Asset-Backed Notes.

As of June 30, 2014, the outstanding principal balance under our revolving credit facility with Key Equipment Finance, or the Key Facility, was $10.0 million. As of June 30, 2014, we had borrowing capacity of $40.0 million of which $30.0 million was available, subject to existing terms and advance rates.

Our operating activities provided cash of $2.2 million for the six months ended June 30, 2014, and our financing activities used cash of $21.3 million for the same period. Our operating activities provided cash primarily from regular principal payments and early pay-offs received, partially offset by investments made in portfolio companies. Our financing activities used cash primarily to pay down our borrowings and pay our monthly distributions.

Our operating activities used cash of $14.6 million for the six months ended June 30, 2013 and our financing activities provided cash of $35.4 million for the same period. Our operating activities used cash primarily for investing in portfolio companies, partially offset by principal payments received. Our financing activities provided cash primarily from the issuance of our Asset-Backed Notes, partially offset by a net decrease in borrowings and our distributions paid in the period.

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

We believe that our current cash and investments in money market funds, cash generated from operations, and funds available from our Key Facility, will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current Borrowings

A summary of our borrowings as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014			December 31, 2013
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
Asset-Backed Notes	$64,536	$64,536	$—	$79,343	$79,343	$—
Fortress Facility	—	—	—	75,000	10,000	65,000
Key Facility	50,000	10,000	40,000	50,000	—	50,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$147,536	$107,536	$40,000	$237,343	$122,343	$115,000

We, through our wholly owned subsidiary, Horizon Credit II LLC, or Credit II, entered into the Wells Facility on July 14, 2011 and on November 4, 2013 we renewed and amended the Wells Facility, which among other things, assigned all rights and obligations of Wells Fargo Capital Finance LLC to Key Equipment Finance. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate was 4.00% as of June 30, 2014 and December 31, 2013.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key Equipment Finance. The Key Facility is collateralized by loans held by Credit II and permits an advance rate of up to fifty percent (50%) of eligible loans held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the loans securing the Key Facility to certain criteria for qualified loans and to comply with portfolio company concentration limits as defined in the related loan agreement.  We may request advances under the Key Facility through November 4, 2016, or the Revolving Period. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible loans to our portfolio companies. All outstanding advances under the Key Facility are due and payable on November 4, 2018.

On March 23, 2012, we issued and sold aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future senior unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2014, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

We, through our wholly owned subsidiary Horizon Credit III LLC, or Credit III, entered into the Fortress Facility on August 23, 2012. The interest rate on the Fortress Facility was based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The interest rate was 7.00% as of December 31, 2013.

The Fortress Facility permitted advances through August 23, 2016, or the Draw Period. After the Draw Period, we would have been required to repay the outstanding advances under the Fortress Facility as of such date, at such times and in such amounts as were necessary to maintain compliance with the terms and conditions of the Fortress Facility, particularly the condition that the principal balance of the Fortress Facility not exceed sixty-six percent (66%) of the aggregate principal balance of our eligible loans to our portfolio companies. The unused line fee equaled 1.00% of any unborrowed amount available under the Fortress Facility annually. All outstanding advances under the Fortress Facility were due and payable on August 23, 2017.

The Fortress Facility was collateralized by loans and warrants held by Credit III and permitted an advance rate of up to 66% of eligible loans held by Credit III. The Fortress Facility contained covenants that, among other things, required us to maintain a minimum net worth, to restrict the loans securing the Fortress Facility to certain criteria for qualified loans and to comply with portfolio company concentration limits as defined in the related loan agreement.

Effective June 17, 2014, we terminated the Fortress Facility. In connection therewith, the Loan and Security Agreement and other related documents governing the Fortress Facility were also terminated. As such, we have no borrowing capacity under the Fortress Facility as of June 30, 2014. Upon termination of the Fortress Facility, we accelerated $1.1 million of unamortized debt issuance cost and paid a $0.8 million prepayment fee. We believe there will be no ongoing obligations or expenses associated with the termination and prepayment of the Fortress Facility.

On June 28, 2013, we completed a $189.3 million securitization of secured loans which we originated. Horizon Funding Trust 2013-1, or 2013-1 Trust, a wholly owned subsidiary of ours, issued the Asset-Backed Notes, which are rated A2(sf) by Moody’s Investors Service, Inc. We are the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018.

The Asset-Backed Notes were issued by 2013-1 Trust pursuant to a note purchase agreement, or the Note Purchase Agreement, dated as of June 28, 2013, by and among us, Horizon Funding 2013-1, LLC, or the Trust Depositor, as the trust depositor, 2013-1 Trust and Guggenheim Securities, LLC, or Guggenheim Securities, as initial purchaser, and are backed by a pool of loans, or the Loans, made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The Loans are serviced by us. In connection with the issuance and sale of the Asset-Backed Notes, we have made customary representations, warranties and covenants in the Note Purchase Agreement. The Asset-Backed Notes are secured obligations of 2013-1 Trust and are non-recourse to us.

As part of the transaction, we entered into a sale and contribution agreement, or the Sale and Contribution Agreement, dated as of June 28, 2013, with the Trust Depositor, pursuant to which we have agreed to sell or have contributed to the Trust Depositor the Loans. We have made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Loans as of the date of the transfer of the Loans to the Trust Depositor. We have also entered into a sale and servicing agreement, or the Sale and Servicing Agreement, dated as of June 28, 2013, with the Trust Depositor and 2013-1 Trust pursuant to which the Trust Depositor has agreed to sell or has contributed the Loans to 2013-1 Trust. We have made customary representations, warranties and covenants in the Sale and Servicing Agreement. We will also serve as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, the Trust Depositor entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes.

On June 3, 2013, we entered into a promissory note with Guggenheim Securities, or the Promissory Note, whereby Guggenheim Securities made a term loan to us in the aggregate principal amount of $15 million, or the Term Loan. We granted Guggenheim Securities a security interest in all of our assets to secure the Term Loan. On June 28, 2013, we used a portion of the proceeds of the private placement of the Asset-Backed Notes to repay all of our outstanding obligations under the Term Loan and the security interest of Guggenheim Securities was released.

As of June 30, 2014 and December 31, 2013, other assets were $4.1 million and $5.7 million, respectively, which were primarily comprised of debt issuance costs.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2014 is as follows:

	Payments due by period
		Less than	1 – 3	3-5	After 5
	Total	1 year	Years	Years	years
Borrowings	$107,536	$31,149	$43,387	$33,000	$—
Unfunded commitments	9,000	9,000	—	—	—
Total	$116,536	$40,149	$43,387	$33,000	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2014, we had unfunded commitments of $9.0 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the financial instruments that we hold on our balance sheet. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

In addition to the Key Facility, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components (1) a base management fee equal to a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligations under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. See Note 3 to our Consolidated Financial Statements for additional information regarding our Investment Management Agreement and our Administration Agreement.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute as dividends an amount generally at least equal to 90% of our investment company taxable income to our stockholders on an annual basis. Additionally, we must generally distribute or be deemed to have distributed by December 31 of each calendar year an amount at least equal to the sum of 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, 98.2% of the excess of our capital gains over our capital losses (generally computed on the basis of the one-year period ending on October 31 of such calendar year) and 100% of any ordinary income and the excess of capital gains over capital losses for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to make monthly distributions to our stockholders as determined by our Board.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan, or DRIP, for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. If our common stock is trading at or below net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash. If our common stock is trading above net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of our common stock. We may use newly issued shares to implement the DRIP, or we may purchase shares in the open market in connection with our obligations under the DRIP.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Management Agreement with our Advisor. Mr. Robert Pomeroy, our Chief Executive Officer and Chairman, is a manager of the Advisor, and Mr. Gerald Michaud, our President, is a manager of our Advisor.

•	Our Advisor provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with the predecessor of the Advisor, pursuant to which it has granted us a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

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

Critical Accounting Policies

The discussion of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our significant accounting policies in the notes to our consolidated financial statements.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2014 and December 31, 2013.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the loans within our portfolio were mostly at fixed rates, and we expect that our loans in the future will primarily have floating interest rates with a floor and ceiling. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2014 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

While our 2019 Notes and Asset-Backed Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision based on a LIBOR index which resets daily, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2014 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit	Description
No.
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: August 5, 2014	By:	/s/ Robert D. Pomeroy, Jr.

Name:	Robert D. Pomeroy, Jr.
Title:	Chief Executive Officer and Chairman of the Board

Date: August 5, 2014	By:	/s/ Christopher M. Mathieu

Name:	Christopher M. Mathieu
Title:	Chief Financial Officer

