Form 10-Q
period 2014-09-30
Horizon Technology Finance Corp
filed 2014-11-04
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 4, 2014, the Registrant had 9,626,175 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Non-affiliate investments at fair value (cost of $208,727 and $234,310, respectively) (Note 4)	$204,694	$221,284
Cash	15,194	25,341
Investments in money market funds	800	1,188
Restricted investments in money market funds	3,368	5,951
Interest receivable	4,905	4,240
Other assets	3,622	5,733
Total assets	$232,583	$263,737

Liabilities
Borrowings (Note 6)	$87,902	$122,343
Distributions payable	3,321	3,315
Base management fee payable (Note 3)	355	439
Incentive fee payable (Note 3)	800	852
Other accrued expenses	1,778	953
Total liabilities	94,156	127,902
Commitments and Contingencies (Notes 7 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,625,274 and 9,608,949 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	10	10
Paid-in capital in excess of par	155,202	154,975
Accumulated (distributions in excess of) undistributed net investment income	(975)	1,463
Net unrealized depreciation on investments	(4,033)	(13,026)
Net realized loss on investments	(11,777)	(7,587)
Total net assets	138,427	135,835
Total liabilities and net assets	$232,583	$263,737
Net asset value per common share	$14.38	$14.14

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Investment income
Interest income on non-affiliate investments	$6,786	$8,225	$21,714	$23,979
Fee income on non-affiliate investments	953	487	2,257	889
Total investment income	7,739	8,712	23,971	24,868
Expenses
Interest expense	1,495	2,189	7,326	5,886
Base management fee[1] (Note 3)	1,038	1,266	3,380	3,836
Performance based incentive fee[1] (Note 3)	800	872	1,207	2,465
Administrative fee (Note 3)	335	287	872	889
Professional fees	607	284	2,721	977
General and administrative	223	247	823	793
Total expenses	4,498	5,145	16,329	14,846
Net investment income before excise tax	3,241	3,567	7,642	10,022
Provision for excise tax	(40)	(80)	(120)	(160)
Net investment income	3,201	3,487	7,522	9,862

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	2,325	(5,566)	(4,190)	(5,839)
Net unrealized (depreciation) appreciation on investments	(766)	5,967	8,993	3,996
Net realized and unrealized gain (loss) on investments	1,559	401	4,803	(1,843)

Net increase in net assets resulting from operations	$4,760	$3,888	$12,325	$8,019
Net investment income per common share	$0.33	$0.36	$0.78	$1.03
Net increase in net assets per common share	$0.50	$0.41	$1.28	$0.84
Distributions declared per share	$0.345	$0.345	$1.035	$1.035
Weighted average shares outstanding	9,623,468	9,584,376	9,619,133	9,577,912

(1)	During the three months ended September 30, 2013, the Advisor waived $144 of base management fee. During the nine months ended September 30, 2014 and 2013, the Advisor waived $238 and $144 of base management fee, respectively. During the nine months ended September 30, 2014, the Advisor waived $107 of performance based incentive fee. Had these expenses not been waived, the base management fee for the three months ended September 30, 2013 would have been $1,410. Had these expenses not been waived, the base management fee for the nine months ended September 30, 2014 and 2013 would have been $3,618 and $3,980, respectively, and performance based incentive fee for the nine months ended September 30, 2014 would have been $1,314.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share data)

		Common	Paid-In Capital in Excess of	Accumulated (Distribution in Excess of) Undistributed Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Stock	Par	Income	Investments	Investments	Assets
Balance at December 31, 2012	9,567,225	$10	$154,384	$1,428	$(10,772)	$(78)	$144,972
Net increase in net assets resulting from operations	—	—	—	9,862	3,996	(5,839)	8,019
Issuance of common stock under dividend reinvestment plan	21,768	—	312	—	—	—	312
Distributions declared	—	—	—	(9,919)	—	—	(9,919)
Balance at September 30, 2013	9,588,993	$10	$154,696	$1,371	$(6,776)	$(5,917)	$143,384

Balance at December 31, 2013	9,608,949	$10	$154,975	$1,463	$(13,026)	$(7,587)	$135,835
Net increase in net assets resulting from operations	—	—	—	7,522	8,993	(4,190)	12,325
Issuance of common stock under dividend reinvestment plan	16,325	—	227	—	—	—	227
Distributions declared	—	—	—	(9,960)	—	—	(9,960)
Balance at September 30, 2014	9,625,274	$10	$155,202	$(975)	$(4,033)	$(11,777)	$138,427

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,325	$8,019
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	2,370	902
Net realized loss on investments	4,190	5,629
Net unrealized appreciation on investments	(8,993)	(3,996)
Purchase of investments	(66,836)	(69,143)
Principal payments received on investments	83,906	55,954
Proceeds from sale of investments	5,119	39
Changes in assets and liabilities:
Decrease (increase) in investments in money market funds	388	(22,459)
Decrease (increase) in restricted investments in money market funds	2,583	(3,568)
Increase in interest receivable	(168)	(160)
Increase in end-of-term payments	(497)	(1,148)
Decrease in unearned loan income	(796)	(1,190)
(Increase) decrease in other assets	(259)	458
Increase (decrease) in other accrued expenses	825	(143)
Decrease in base management fee payable	(84)	(76)
(Decrease) increase in incentive fee payable	(52)	17
Net cash provided by (used in) operating activities	34,021	(30,865)

Cash flows from financing activities:
Proceeds from issuance of Asset-Backed Notes	—	90,000
Repayment of Asset-Backed Notes	(34,441)	—
Distributions paid	(9,727)	(9,599)
Net decrease in credit facilities	—	(46,020)
Debt issuance costs	—	(2,125)
Net cash (used in) provided by financing activities	(44,168)	32,256
Net (decrease) increase in cash	(10,147)	1,391

Cash:
Beginning of period	25,341	1,048
End of period	$15,194	$2,439

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,968	$4,982

Supplemental non-cash investing and financing activities:
Warrant investments received & recorded as unearned loan income	$501	$626
Distributions payable	$3,321	$3,308

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Debt Investments — 141.3% (9)
Debt Investments — Life Science — 29.0% (9)
Argos Therapeutics, Inc. (5)	Biotechnology	Term Loan (9.25% cash (Libor + 9.25%; Floor 9.25%;	$5,000	$4,867	$4,867
		Ceiling 10.75%), 5% ETP, Due 10/1/18)
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	3,152	3,130	3,130
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	1,451	1,424	1,424
		Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	484	480	480
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.50%; Floor	1,555	1,548	1,548
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
	Biotechnology	Term Loan (9.50% cash (Libor + 9.50%; Floor 9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)	945	910	910
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	870	868	868
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	1,306	1,293	1,293
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	488	487	487
		Term Loan (12.50% cash, Due 8/1/15)	767	766	766
		Term Loan (12.50% cash, Due 10/1/15)	153	153	153
Accuvein, Inc. (2)	Medical Device	Term Loan (10.40% cash (Libor + 9.90%; Floor	4,000	3,952	3,952
		10.40%; Ceiling 11.90%), 5.00% ETP, Due 8/1/17)
IntegenX, Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,750	3,680	3,680
		10.75%; Ceiling 12.75%), 3.50% ETP, Due 7/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,420	3,420
		10.50%; Ceiling 12.00%), 3.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,966	2,966
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,966	2,966
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 12/31/14)	1,049	1,044	1,044
		Term Loan (10.88% cash, 3.00% ETP, Due 12/31/14)	743	739	739
		Term Loan (10.50% cash, 3.00% ETP, Due 12/31/14)	1,100	1,055	1,055
Tryton Medical, Inc.	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP, Due 9/1/16)	3,000	2,973	2,973
ZetrOZ, Inc.	Medical Device	Term Loan (11.00% cash (Libor + 11.00%; Floor11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)	1,500	1,425	1,425
Total Debt Investments — Life Science				40,146	40,146
Debt Investments — Technology — 81.5% (9)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,413	1,397	1,397
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	471	465	465
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,965	4,965
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,965	4,965
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	4,408	4,370	4,370
		Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	2,204	2,181	2,181
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,963	1,963
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 11/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	971	971
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 2/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	979	979
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 4/1/18)
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	1,031	1,027	1,027
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	348	347	347
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	2,719	2,698	2,698
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	1,000	985	985
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	2,174	2,162	2,162
		Term Loan (10.00% cash, 2.00% ETP, Due 1/1/18)	2,349	2,318	2,318
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 4/1/17)	2,000	1,978	1,978
		Term Loan (10.75% cash, 2.50% ETP, Due 4/1/18)	2,000	1,981	1,981
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.00% cash (Libor + 11.50%; Floor	2,550	2,465	2,465
		12.00%; Ceiling 14.00%), 2.0% ETP, Due 4/1/18)
Kaminario, Inc. (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	2,644	2,618	2,618
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	2,644	2,618	2,618
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 7/1/17)	2,632	2,583	2,583
		Term Loan (10.25% cash, 8.00% ETP, Due 7/1/17)	1,469	1,460	1,460
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,644	2,623	2,623
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	1,763	1,743	1,743

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, 14.77% ETP, Due 7/1/15)	5,918	5,754	5,754
		Term Loan (11.50% cash, 13.65% ETP, Due 2/1/16)	1,645	1,596	1,596
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	3,825	3,808	3,808
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	3,825	3,808	3,808
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	1,640	1,637	1,637
		Term Loan (11.45% cash, Due 10/1/15)	1,640	1,637	1,637
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	3,290	3,263	3,263
		Term Loan (11.65% cash, 5.00% ETP, Due 11/1/17)	1,000	984	984
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.50%; Floor	3,410	3,388	3,388
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.50%; Floor	1,500	1,490	1,490
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.50%; Floor	2,100	2,068	2,068
		11.50%), 3.00% ETP, Due 4/1/18)
Netuitive, Inc. (2)	Software	Term Loan (12.75% cash, Due 7/1/16)	1,780	1,768	1,768
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	4,111	4,083	4,083
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	822	809	809
		Term Loan (11.50% cash, 2.75%, ETP, Due 2/1/18	3,000	2,952	2,952
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,324	1,312	1,312
		Term Loan (11.75% cash, 3.00% ETP, Due 8/1/16)	1,188	1,175	1,175
		Term Loan (11.75% cash, 3.00% ETP, Due 7/1/17)	1,000	986	986
Social Intelligence Corp. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,475	1,475
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
SpringCM, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,500	4,406	4,406
		11.50%; Ceiling 13.00%), 2.00% ETP, Due 1/1/18)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	6,000	5,902	5,902
VBrick Systems, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 10.00%; Floor	3,000	2,977	2,977
		10.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 7.60% ETP, Due 4/1/15)	3,000	2,987	2,987
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	731	724	724
Total Debt Investments — Technology				112,851	112,851
Debt Investments — Cleantech — 10.5% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	1,377	1,371	1,371
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	1,377	1,371	1,371
		Term Loan (10.25% cash, Due 10/1/16)	3,915	3,891	3,891
Semprius, Inc. (2)(8)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	2,588	2,587	2,282
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	626	625	625
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	2,850	2,818	2,818
		Term Loan (11.80% cash, Due 9/1/17)	1,000	984	984
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, 3.16% ETP, Due 6/1/15)	1,161	1,157	1,157
Total Debt Investments — Cleantech				14,804	14,499
Debt Investments — Healthcare information and services — 20.3% (9)
LifePrint Group, Inc. (2)	Diagnostics	Term Loan (11.00% cash (Libor + 10.50%; Floor	3,000	2,945	2,945
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 1/1/18)
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% cash (Prime + 8.00%), Due 10/1/15)	12,000	11,948	11,948
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,467	3,467
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,467	3,467
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 4.14% ETP, Due 4/1/16)	1,384	1,369	1,369
		Term Loan (11.00% cash, 3.00% ETP, Due 1/1/17)	2,500	2,483	2,483
		Term Loan (10.50% cash, 2.50% ETP, Due 1/1/18)	2,500	2,476	2,476
Total Debt Investments — Healthcare information and services				28,155	28,155
Total Debt Investments				195,956	195,651
Warrant Investments — 4.1% (9)
Warrants — Life Science — 1.0% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Ambit Biosciences, Inc.(5)	Biotechnology	44,795 Common Stock Warrants	—	143	—
Argos Therapeutics, Inc.(5)	Biotechnology	16,556 Common Stock Warrants	—	33	33
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation	Biotechnology	114,387 Preferred Stock Warrants	—	17	16
N30 Pharmaceuticals, Inc.	Biotechnology	53,550 Common Stock Warrants	—	122	—
New Haven Pharmaceuticals, Inc.	Biotechnology	41,482 Preferred Stock Warrants	—	27	123
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	—	68	189

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Sample6, Inc.	Biotechnology	351,018 Preferred Stock Warrants	—	45	40
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	116,203 Common Stock Warrants	—	83	582
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	93	181
Tranzyme, Inc. (5)	Biotechnology	6,460 Common Stock Warrants	—	6	—
Accuvein, Inc.	Medical Device	58,284 Preferred Stock Warrants	—	18	23
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	113
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
IntegenX, Inc. (2)	Medical Device	158,006 Preferred Stock Warrants	—	33	33
Lantos Technologies, Inc. (2)	Medical Device	858,545 Preferred Stock Warrants	—	24	24
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	—	26	42
Mitralign, Inc.	Medical Device	295,238 Preferred Stock Warrants	—	52	4
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
Tengion, Inc. (2)(5)	Medical Device	1,864,876 Common Stock Warrants	—	123	—
Tryton Medical, Inc.	Medical Device	122,362 Preferred Stock Warrants	—	15	14
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Zetroz	Medical Device	475,561 Preferred Stock Warrants	—	25	25
Total Warrants — Life Science				1,633	1,442
Warrants — Technology — 2.5% (9)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	—	33	25
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	344,574 Preferred Stock Warrants	—	55	1
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	—	69	153
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	—	68	190
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	305
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	71
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	21	19
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	159
Optaros, Inc.	Internet and media	477,403 Preferred Stock Warrants	—	21	—
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	31
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	35
Nanocomp Technologies, Inc. (2)	Networking	204,546 Preferred Stock Warrants	—	19	19
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	7	58
Avalanche Technology, Inc.	Semiconductors	244,649 Preferred Stock Warrants	—	56	56
eASIC Corporation	Semiconductors	40,445 Preferred Stock Warrants	—	25	24
InVisage Technologies, Inc. (2)	Semiconductors	165,147 Preferred Stock Warrants	—	43	43
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	56
Luxtera, Inc.	Semiconductors	2,087,766 Preferred Stock Warrants	—	42	114
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	57
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants	—	80	81
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc.	Software	202,892 Preferred Stock Warrants	—	113	124
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	105
Construction Software Technologies, Inc.	Software	386,415 Preferred Stock Warrants	—	69	512
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	107	91
Decisyon, Inc.	Software	457,876 Preferred Stock Warrants	—	46	11
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	121
Lotame Solutions, Inc.	Software	288,115 Preferred Stock Warrants	—	22	161
Netuitive, Inc.	Software	41,569 Preferred Stock Warrants	—	48	—
Raydiance, Inc.	Software	1,051,120 Preferred Stock Warrants	—	71	70
Razorsight Corporation (2)	Software	259,404 Preferred Stock Warrants	—	43	45
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	—	13	13
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	—	55	56
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	582
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	19	18
Total Warrants — Technology				2,001	3,406
Warrants — Cleantech — 0.2% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	68	71
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	26	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	42
Solarbridge Technologies, Inc.	Energy Efficiency	7,381,412 Preferred Stock Warrants	—	235	168
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	34
Total Warrants — Cleantech				473	315

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Warrants — Healthcare information and services — 0.4% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	—	29	29
Precision Therapeutics, Inc.	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	143
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	101	54
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	67	65
Recondo Technology, Inc. (2)	Software	436,088 Preferred Stock Warrants	—	73	177
Total Warrants — Healthcare information and services				926	531
Total Warrants				5,033	5,694

Other Investments — 0.2% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,645	300
Total Other Investments				4,645	300
Equity — 2.2% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	239	433
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	—	72	94
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	222
Solarbridge Technologies, Inc.	Energy Efficiency	11,716,760 Preferred Stock	—	2,300	2,300
Total Equity				3,093	3,049
Total Portfolio Investment Assets — 147.8% (9)				$208,727	$204,694
Short Term Investments — Money Market Funds — 0.6% (9)
US Bank Money Market Deposit Account				$800	$800
Total Short Term Investments — Money Market Funds				$800	$800
Short Term Investments — Restricted Investments— 2.4% (9)
US Bank Money Market Deposit Account (2)				$3,368	$3,368
Total Short Term Investments — Restricted Investments				$3,368	$3,368

_____________________________

(1)	All of the Company’s investments are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility or 2013-1 Securitization.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, the current interest rate in effect as of September 30, 2014 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.
(8)	Debt is on non-accrual status at September 30, 2014 and is, therefore, considered non-income producing.
(9)	Value as a percent of net assets.
(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Debt Investments — 157.5% (9)
Debt Investments — Life Science — 22.9% (9)
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	$3,500	$3,460	$3,460
N30 Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.25% cash, 3.00% ETP, Due 9/1/14)	760	756	756
		Term Loan (11.25% cash, 3.00% ETP, Due 10/1/15)	2,230	2,209	2,209
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	1,500	1,476	1,476
		Term Loan (11.50% cash, 3.00% ETP, Due 5/1/16)	500	492	492
Sample6, Inc. (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 1/1/16)	2,252	2,229	2,229
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	1,425	1,418	1,418
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	2,138	2,100	2,100
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	781	779	779
		Term Loan (12.50% cash, Due 8/1/15)	1,228	1,226	1,226
		Term Loan (12.50% cash, Due 10/1/15)	231	231	231
Mederi Therapeutics, Inc.	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,957	2,957
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,917	2,917
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
Mitralign, Inc. (2)	Medical Device	Term Loan (12.00% cash, 3.00% ETP, Due 10/1/15)	1,587	1,571	1,571
		Term Loan (10.88% cash, 3.00% ETP, Due 11/1/15)	1,100	1,089	1,089
		Term Loan (10.50% cash, 3.00% ETP, Due 7/1/16)	1,143	1,115	1,115
PixelOptics, Inc. (8)	Medical Device	Term Loan (10.75% cash, 3.00% ETP, Due 11/1/14)	5,000	4,985	562
		Term Loan (10.00% cash, Due 1/31/14)	219	219	219
Tengion, Inc. (2)(5)	Medical Device	Term Loan (13.00% cash, Due 5/1/14)	1,382	1,373	1,373
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP, Due 9/1/16)	3,000	2,962	2,962
Total Debt Investments — Life Science				35,564	31,141
Debt Investments — Technology — 98.3% (9)
Ekahau, Inc.	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,500	1,474	1,474
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	500	490	490
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	5,000	4,935	4,935
		Term Loan (10.75% cash, 4.75% ETP, Due 12/1/16)	2,500	2,460	2,460
Optaros, Inc. (2)	Internet and Media	Term Loan (11.95% cash, 3.00% ETP, Due 10/1/15)	1,670	1,660	1,660
		Term Loan (11.95% cash, 3.00% ETP, Due 3/1/16)	500	497	497
SimpleTuition, Inc. (2)	Internet and Media	Term Loan (11.75% cash, Due 3/1/16)	3,909	3,862	3,862
Nanocomp Technologies, Inc.	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	1,000	963	963
Aquion Energy, Inc. (2)	Power Management	Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,704	2,693	2,693
		Term Loan (10.25% cash, 4.00% ETP, Due 3/1/16)	2,704	2,693	2,693
		Term Loan (10.25% cash, 4.00% ETP, Due 6/1/16)	2,978	2,966	2,966
Xtreme Power, Inc. (2)(8)	Power Management	Term Loan (10.75% cash, 9.00% ETP, Due 5/1/16)	6,000	5,947	4,692
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash, 2.00% ETP, Due 7/1/16)	2,996	2,973	2,973
		Term Loan (10.00% cash, 2.00% ETP, Due 1/1/18)	2,500	2,455	2,455
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 4/1/17)	2,000	1,968	1,968
Kaminario, Inc. (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,954	2,954
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	3,000	2,954	2,954
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 8.00% ETP, Due 12/1/15)	2,734	2,714	2,714
		Term Loan (10.25% cash, 8.00% ETP, Due 3/1/16)	1,519	1,506	1,506
Newport Media, Inc. (2)	Semiconductors	Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,418	3,418
		Term Loan (11.00% cash, 2.86% ETP, Due 10/1/16)	3,500	3,418	3,418
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	3,000	2,964	2,964
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,000	1,967	1,967
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, 14.77% ETP, Due 7/1/15)	6,468	6,441	6,441
		Term Loan (11.50% cash, 13.65% ETP, Due 2/1/16)	1,731	1,718	1,718
Bolt Solutions, Inc. (2)	Software	Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	4,856	4,819	4,819
		Term Loan (11.65% cash, 4.00% ETP, Due 5/1/16)	4,856	4,819	4,819
Construction Software Technologies, Inc. (2)	Software	Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,172	4,172
		Term Loan (11.75% cash, 5.00% ETP, Due 10/1/16)	4,200	4,172	4,172
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	2,662	2,654	2,654
		Term Loan (11.45% cash, Due 10/1/15)	2,662	2,654	2,654
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	4,000	3,932	3,932
Kontera Technologies, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,949	3,949
		Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,949	3,949

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash, 3.00% ETP, Due 10/1/16)	4,000	3,971	3,971
		Term Loan (11.50% cash, 3.00% ETP, Due 9/1/16)	1,500	1,486	1,486
Netuitive, Inc. (2)	Software	Term Loan (11.75% cash, Due 1/1/16)	2,359	2,330	2,330
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	5,000	4,948	4,948
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	1,000	975	975
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,500	1,477	1,477
		Term Loan (11.75% cash, 3.00% ETP, Due 8/1/16)	1,500	1,475	1,475
	Software	Term Loan (11.75% cash, 3.00% ETP, Due 7/1/17)	1,000	980	980
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash, Due 6/1/16)	7,100	6,919	6,919
VBrick Systems, Inc.	Software	Term Loan (11.50% cash (Libor + 10.00%; Floor	3,000	2,970	2,970
		10.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 6.50% ETP, Due 6/1/16)	3,000	2,970	2,970
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	974	962	962
Total Debt Investments — Technology				134,673	133,418
Debt Investments — Cleantech — 17.6% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 9.00% ETP, Due 2/1/16)	2,028	2,015	2,015
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	2,028	2,015	2,015
		Term Loan (10.25% cash, Due 10/1/16)	5,000	4,956	4,956
Semprius, Inc. (2)(8)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	3,203	3,183	2,785
Aurora Algae, Inc. (2)	Energy Efficiency	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	1,280	1,276	1,276
Rypos, Inc.	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	3,000	2,928	2,928
Solarbridge Technologies, Inc. (2)(8)	Energy Efficiency	Term Loan (12.15% cash, 3.21% ETP, Due 12/1/16)	7,000	6,785	5,000
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, 3.16% ETP, Due 6/1/15)	2,214	2,199	2,199
Cereplast, Inc. (5)(8)	Waste Recycling	Term Loan (12.00% cash, Due 8/1/14)	1,081	978	328
		Term Loan (12.00% cash, Due 8/1/14)	1,160	1,141	352
Total Debt Investments — Cleantech				27,476	23,854
Debt Investments — Healthcare information and services — 18.7% (9)
BioScale, Inc. (2)	Diagnostics	Term Loan (11.51% cash, Due 1/1/14)	232	232	232
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% cash (Prime + 8.00%), Due 10/1/15)	12,000	11,908	11,908
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,452	3,452
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,452	3,452
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash, 4.14% ETP, Due 4/1/16)	1,384	1,356	1,356
		Term Loan (11.00% cash, 3.00% ETP, Due 1/1/17)	2,500	2,473	2,473
	Other Healthcare	Term Loan (10.50% cash, 2.50% ETP, Due 1/1/18)	2,500	2,468	2,468
Total Debt Investments — Healthcare information and services				25,341	25,341
Total Debt Investments				223,054	213,754
Warrant Investments — 4.5% (9)
Warrants — Life Science — 2.1% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Ambit Biosciences, Inc.(5)	Biotechnology	44,795 Common Stock Warrants	—	143	9
Anacor Pharmaceuticals, Inc. (2)(5)	Biotechnology	84,583 Common Stock Warrants	—	93	882
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation	Biotechnology	114,387 Preferred Stock Warrants	—	17	15
N30 Pharmaceuticals, Inc.	Biotechnology	214,200 Preferred Stock Warrants	—	122	247
New Haven Pharmaceuticals, Inc.	Biotechnology	34,729 Preferred Stock Warrants	—	22	20
Revance Therapeutics, Inc.	Biotechnology	687,091 Preferred Stock Warrants	—	223	945
Sample6, Inc.	Biotechnology	200,582 Preferred Stock Warrants	—	27	23
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	116,203 Common Stock Warrants	—	83	308
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	94	132
Tranzyme, Inc. (5)	Biotechnology	77,902 Common Stock Warrants	—	6	—
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	132
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
Mederi Therapeutics, Inc.	Medical Device	248,736 Preferred Stock Warrants	—	26	26
Mitralign, Inc.	Medical Device	295,238 Common Stock Warrants	—	49	35
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
PixelOptics, Inc.	Medical Device	381,612 Preferred Stock Warrants	—	96	—
Tengion, Inc. (2)(5)	Medical Device	1,864,876 Common Stock Warrants	—	124	—
Tryton Medical, Inc. (2)	Medical Device	47,977 Preferred Stock Warrants	—	14	14
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,819	2,788

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Other Investments — 0.3% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,729	400
Total Other Investments				4,729	400
Equity — 0.8% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	227	565
Revance Therapeutics, Inc.	Biotechnology	72,925 Preferred Stock	—	73	109
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	420
Cereplast, Inc. (5)	Waste Recycling	200,000 Common Stock	—	—	—
Total Equity				782	1,094
Total Portfolio Investment Assets — 163.1% (9)				$234,310	$221,284
Short Term Investments — Money Market Funds — 0.9% (9)
US Bank Money Market Deposit Account				$1,188	$1,188
Total Short Term Investments — Money Market Funds				$1,188	$1,188
Short Term Investments — Restricted Investments— 4.4% (9)
US Bank Money Market Deposit Account (2)				$5,951	$5,951
Total Short Term Investments — Restricted Investments				$5,951	$5,951

_____________________________

(1)	All of the Company’s investments are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Credit Facilities or 2013-1 Securitization.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the loan, unless otherwise indicated. For each debt investment, the current interest rate in effect as of December 31, 2013 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.
(8)	Debt is on non-accrual status at December 31, 2013 and is, therefore, considered non-income producing.
(9)	Value as a percent of net assets.
(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 1.  Organization

Horizon Technology Finance Corporation (the “Company”) was organized as a Delaware corporation on March 16, 2010 and is an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company generally is not subject to corporate-level federal income tax on the portion of its taxable income and capital gains the Company distributes to its stockholders. The Company primarily makes secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. All of the Company’s debt investments consist of loans secured by all of, or a portion of, the applicable debtor company’s tangible and intangible assets.

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as its sole equity member. Credit I is a separate legal entity from the Company and CHF. There has been no activity at Credit I during the nine months ended September 30, 2014.

Horizon Credit II LLC (“Credit II”) was formed as a Delaware limited liability company on June 28, 2011, with the Company as its sole equity member. Credit II is a special purpose bankruptcy remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit II are not available to creditors of the Company or any other entity other than Credit II’s lenders.

Horizon Credit III LLC (“Credit III”) was formed as a Delaware limited liability company on May 30, 2012, with the Company as its sole equity member. Credit III is a special purpose bankruptcy remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit III are not available to creditors of the Company or any other entity other than Credit III’s lenders.

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

The Company has also established wholly owned subsidiaries, each of which is structured as a Delaware limited liability company, to hold portfolio companies assets acquired in connection with foreclosure or bankruptcy. Each is a separate legal entity from the Company.

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments the Company makes and capital appreciation from the warrants the Company receives when making such debt investments. The Company has entered into an amended and restated investment management agreement (the “Investment Management Agreement”) with Horizon Technology Finance Management LLC (“HTFM” or the “Advisor”), under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Investments

Investments are recorded at fair value. The Company’s board of directors (“Board”) determines the fair value of its portfolio investments. The Company has the intent to hold its debt investments for the foreseeable future or until maturity or payoff.

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investments is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on debt investments that are on non-accrual status are treated as reductions of principal until the principal is repaid or until principal and interest payments are determined to be fully collectible. As of September 30, 2014, there was one debt investment on non-accrual status with a cost basis of $2.6 million and a fair value of $2.3 million. As of December 31, 2013, there were five debt investments on non-accrual status with an aggregate cost of $23.2 million and an aggregate fair value of $13.9 million.

The Company receives a variety of fees from borrowers in the ordinary course of conducting its business, including advisory fees, commitment fees, amendment fees, non-utilization fees, success fees and prepayment fees. In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. Loan origination fees, net of certain direct origination costs, are deferred, and along with unearned income, are amortized as a level yield adjustment over the respective term of the debt investments. All other income is recognized when earned. Fees for counterparty debt investment commitments with multiple debt investments are allocated to each debt investment based upon each debt investment’s relative fair value. When a debt investment is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the debt investment is returned to accrual status.

Certain loan agreements also require the borrower to make an end-of-term payment (“ETP”) that is accrued into interest income over the life of the debt investments to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay all principal and interest due.

In connection with substantially all lending arrangements, the Company receives warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are also recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related debt investment in accordance with the Company’s income recognition policy. Subsequent to debt investment origination, the fair value of the warrants is determined using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains and losses from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains and losses on investments.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related debt financing. The unamortized balance of debt issuance costs as of September 30, 2014 and December 31, 2013, included in other assets, was $2.7 million and $5.1 million, respectively. The accumulated amortization balances as of September 30, 2014 and December 31, 2013 were $2.7 million and $2.0 million, respectively. The amortization expense for the nine months ended September 30, 2014 and 2013 was $2.4 million and $0.9 million, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Income Taxes

As a BDC, the Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the nine months ended September 30, 2014 and 2013, $0.1 million was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2014 and December 31, 2013. The 2013, 2012 and 2011 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Note 3.  Related Party Transactions

Investment Management Agreement

On October 28, 2010, the Company entered into the Investment Management Agreement with the Advisor, which was amended and restated effective July 1, 2014, under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. Under the terms of the amended and restated Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

The Advisor’s services under the Investment Management Agreement are not exclusive to the Company, and the Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Advisor is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Advisor receives fees for providing services to the Company under the Investment Management Agreement, consisting of two components, a base management fee and an incentive fee.

The base management fee under the Investment Management Agreement through and including June 30, 2014 was calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. As a result of an amendment and restatement of the Investment Management Agreement, the base management fee on and after July 1, 2014 is calculated at an annual rate of 2.00% of (i) the Company’s gross assets, less (ii) assets consisting of cash and cash equivalents, and is payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. During the first six months of the period ended September 30, 2014, the Advisor waived base management fees of $0.2 million, which the Advisor would have otherwise earned on cash held by the Company at the time of calculation. The base management fee payable at both September 30, 2014 and December 31, 2013 was $0.4 million. The base management fee expense was $1.0 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively. After giving effect of the waiver, the base management fee expense was $3.4 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively.

The incentive fee has two parts, as follows:

The first part which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. The incentive fee with respect to the pre-incentive fee net investment income is 20.00% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until pre-incentive fee net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the pre-incentive fee net investment income as if the hurdle rate did not apply.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter in which the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company will pay the applicable incentive fee up to the Incentive Fee Cap, defined below, even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the 2.00% base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

Fee Cap and Deferral Mechanism. Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on pre-incentive fee net investment income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and will be expensed when incurred. For this purpose, the look-back period for the incentive fee based on pre-incentive fee net investment income (the “Incentive Fee Look-back Period”) commenced on July 1, 2014 and will increase by one quarter in length at the end of each of the 12 succeeding calendar quarters, after which time, the Incentive Fee Look-back period will include the relevant calendar quarter and the 11 full preceding calendar quarters. Each quarterly Incentive Fee payable on pre-incentive fee net investment income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The “Incentive Fee Cap” is equal to (a) 20.0% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on pre-incentive fee net investment income to the Advisor in that quarter. To the extent that the payment of incentive fees on pre-incentive fee net investment income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. The Company only pays incentive fees on pre-incentive fee net investment income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) pre-incentive fee net investment income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of the Investment Management Agreement, as of the termination date), and equals 20.00% of the Company’s realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis through the end of such year, less all previous amounts paid in respect of the capital gain incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The performance based incentive fee expense was $0.8 million and $0.9 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The performance based incentive fee expense was $1.2 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively. The incentive fees payable as of September 30, 2014 and December 31, 2013 were $0.8 million and $0.9 million, respectively. The entire incentive fees payable as of September 30, 2014 and December 31, 2013 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. The administrative fee expense was $0.3 million for both the three months ended September 30, 2014 and 2013. The administrative fee expense was $0.9 million for both the nine months ended September 30, 2014 and 2013.

Note 4.  Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	September 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Money market funds	$800	$800	$1,188	$1,188
Restricted investments in money market funds	$3,368	$3,368	$5,951	$5,951
Non-affiliate investments
Debt	$195,956	$195,651	$223,054	$213,754
Warrants	5,033	5,694	5,745	6,036
Other Investments	4,645	300	4,729	400
Equity	3,093	3,049	782	1,094
Total non-affiliate investments	$208,727	$204,694	$234,310	$221,284

The following table shows the Company’s portfolio investments by industry sector:

	September 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Life Science
Biotechnology	$16,972	$17,617	$17,604	$19,631
Medical Device	25,118	24,498	20,079	14,972
Technology
Communications	19,002	18,591	10,019	9,847
Consumer-Related Technologies	4,099	4,632	118	435
Data Storage	4,666	319	4,751	419
Internet and Media	4,172	4,262	6,119	6,201
Networking	1,043	1,039	1,025	1,034
Power Management	7	58	14,382	13,101
Semiconductors	32,446	32,330	37,897	37,793
Software	54,544	55,548	67,510	67,869
Cleantech
Alternative Energy	9,314	8,986	12,263	11,840
Energy Efficiency	8,263	8,128	13,743	11,596
Waste Recycling	—	—	2,294	680
Healthcare Information and Services
Diagnostics	15,534	14,985	12,752	12,203
Other Healthcare Related Services	7,146	7,196	7,384	7,190
Software	6,401	6,505	6,370	6,473
Total non-affiliate investments	$208,727	$204,694	$234,310	$221,284

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

Investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms, which are engaged at the direction of the Board to assist in the valuation of each portfolio investment lacking a readily available market quotation at least once during a trailing twelve-month period, under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with 25% (based on fair value) of the Company’s valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm.

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

Debt Investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At September 30, 2014 and December 31, 2013, the hypothetical market yield used ranged from 9% to 18% and from 9% to 25%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Other Investments: Other investments will be valued based on the facts and circumstances of the underlying agreement. The Company currently values one contractual agreement using a multiple probability weighted cash flow model as the contractual future cash flows contain elements of variability. Significant changes in the estimated cash flows and probability weightings would result in a significantly higher or lower fair value measurement. The Company has categorized this other investment as Level 3 within the fair value hierarchy described above. This asset is recorded at fair value on a recurring basis.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of September 30, 2014 and December 31, 2013. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2014:

September 30, 2014
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
Debt investments	$193,369	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% – 18%	11%

	2,282	Multiple Probability Weighted Cash	Probability Weighting	30% – 40%	33%
		Flow Model

Warrant investments	4,044	Black-Scholes Valuation Model	Price per share	$0.04 – $63.98	$3.70
			Average Industry Volatility	19%	19%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years
	512	Expected Settlement	Per Share Merger Consideration	$2.65	$2.65

Other investments	300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	2,300	Most Recent Equity Investment	Price Per Share	$0.20	$0.20
	222	Market Comparable Companies	Price Per Share	$0.57	$0.57
Total Level 3 investments	$203,029

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2013:

December 31, 2013
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
Debt investments	$199,815	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% – 25%	11%

	13,939	Multiple Probability Weighted Cash	Probability Weighting	10% – 100%	67%
		Flow Model

Warrant investments	4,579	Black-Scholes Valuation Model	Price per share	$0.0 – $63.98	$3.48
			Average Industry Volatility	19%	19%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 10 years	3 years

Other investments	400	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	529	Most Recent Equity Investment	Price Per Share	$1.09 – $1.50	$1.17
Total Level 3 investments	$219,262

Borrowings:  The carrying amount of borrowings under the Credit Facilities (as defined in Note 6) approximates fair value due to the variable interest rate of the Credit Facilities and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. At September 30, 2014, the 2019 Notes were trading on the New York Stock Exchange for $25.60 per note, or an aggregate of $33.8 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on September 30, 2014, the Asset-Backed Notes (as described in Note 6) were trading at par value, or $44.9 million, and are categorized as Level 3 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

Off-Balance-Sheet Instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$800	$—	$800	$—
Restricted investments in money market funds	$3,368	$—	$3,368	$—
Debt investments	$195,651	$—	$—	$195,651
Warrant investments	$5,694	$—	$1,138	$4,556
Other investments	$300	$—	$—	$300
Equity investments	$3,049	$527	$—	$2,522

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$1,188	$—	$1,188	$—
Restricted investments in money market funds	$5,951	$—	$5,951	$—
Debt investments	$213,754	$—	$—	$213,754
Warrant investments	$6,036	$—	$1,457	$4,579
Other investments	$400	$—	$—	$400
Equity investments	$1,094	$565	$—	$529

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2014:

	Three Months Ended September 30, 2014
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$209,197	$3,612	$2,522	$400	$215,731
Purchase of investments	22,845	—	—	—	22,845
Warrants and equity received and classified as Level 3	—	208	—	—	208
Principal payments received on investments	(36,393)	—	—	(24)	(36,417)
Net realized loss on investments	—	(341)	—	—	(341)
Unrealized appreciation (depreciation) included in earnings	4	1,077	—	(76)	1,005
Other	(2)	—	—	—	(2)
Level 3 assets, end of period	$195,651	$4,556	$2,522	$300	$203,029

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended September 30, 2014, there were no transfers between levels.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$237,871	$5,150	$529	$2,100	$245,650
Purchase of investments	11,500	—	—	—	11,500
Warrants and equity received and classified as Level 3	—	200	—	—	200
Principal payments received on investments	(17,986)	—	—	(33)	(18,019)
Unrealized depreciation included in earnings	4,844	216	—	(67)	4,993
Realized loss included in earnings	(5,010)	(270)	—	—	(5,280)
Other	422	—	—	—	422
Level 3 assets, end of period	$231,661	$5,296	$529	$2,000	$239,486

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended September 30, 2013, there were no transfers between levels.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$213,754	$4,579	$529	$400	$219,262
Purchase of investments	66,823	—	—	—	66,823
Warrants and equity received and classified as Level 3	—	468	—	—	468
Principal payments received on investments	(83,821)	—	—	(85)	(83,906)
Proceeds from sale of investments	—	(929)	—	—	(929)
Net realized (loss) gain on investments	(8,096)	160	—	—	(7,936)
Unrealized appreciation (depreciation) included in earnings	8,994	598	(198)	(15)	9,379
Transfer out of Level 3	—	(320)	(109)	—	(429)
Transfer from debt to equity investments	(2,300)	—	2,300	—	—
Other	297	—	—	—	297
Level 3 assets, end of period	$195,651	$4,556	$2,522	$300	$203,029

The Company’s transfers between levels are recognized at the end of each reporting period. During the nine months ended September 30, 2014, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in two portfolio companies and equity held in one portfolio company, with an aggregate fair value of $0.4 million, that were transferred into Level 2 upon the portfolio companies becoming public companies during the period. Because the fair value of warrants and equity held in publicly traded companies is determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants and equity as Level 2 within the fair value hierarchy described above as of September 30, 2014. During the nine months ended September 30, 2014, there was one transfer between debt investments and equity investments. The transfer out of debt investments relates to the settlement of one of the Company’s debt investments for a cash payment of $2.7 million and $2.3 million in newly issued preferred stock of the applicable portfolio company.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2014 includes $0.1 million in unrealized appreciation for debt investments, $0.7 million in unrealized appreciation on warrants and $0.2 million in unrealized depreciation on equity.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
Level 3 assets, beginning of period	$220,297	$4,914	$526	$2,100	$227,837
Purchase of investments	69,143	—	—	—	69,143
Warrants and equity received and classified as Level 3	—	626	—	—	626
Principal payments received on investments	(55,921)	—	—	(33)	(55,954)
Proceeds from sale of warrants	—	(39)	—	—	(39)
Unrealized (depreciation) appreciation included in earnings	2,595	226	(70)	(67)	2,684
Realized loss included in earnings	(5,010)	(315)	—	—	(5,325)
Transfer out of Level 3	—	(116)	—	—	(116)
Transfer from debt to equity investments	(73)	—	73	—	—
Other	630	—	—	—	630
Level 3 assets, end of period	$231,661	$5,296	$529	$2,000	$239,486

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

As of September 30, 2014 and December 31, 2013, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 6.  Borrowings

A summary of the Company’s borrowings as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014			December 31, 2013
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Asset-Backed Notes	$44,902	$44,902	$—	$79,343	$79,343	$—
Fortress Facility	—	—	—	75,000	10,000	65,000
Key Facility	50,000	10,000	40,000	50,000	—	50,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$127,902	$87,902	$40,000	$237,343	$122,343	$115,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of September 30, 2014, the asset coverage for borrowed amounts was 257%.

On November 4, 2013, the Company renewed and amended its revolving credit facility (referred to herein as the “Key Facility”) which it originally entered into with Wells Fargo Capital Finance, LLC, and facilitated the assignment of all rights and obligations thereunder to Key Equipment Finance (“Key”). The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key. The Key Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Key Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on November 4, 2018. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”) plus a spread of 3.25%, with a LIBOR floor of 0.75%. The rate at September 30, 2014 and December 31, 2013 was 4.00%. As of September 30, 2014, the Company had borrowing capacity of $40.0 million, of which $28.4 million was available, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019, and, on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future senior unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2014, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF.”

The Company entered into its Fortress Facility (together with the Key Facility, the “Credit Facilities”) with Fortress Credit Co LLC (“Fortress”) effective August 23, 2012. The Fortress Facility was collateralized by all loans and warrants held by Credit III. The Fortress Facility contained covenants that, among other things, required the Company to maintain a minimum net worth and restricted the loans securing the Fortress Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, had a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility required the payment of an unused line fee in an amount equal to 1.00% of unborrowed amounts available under the facility annually and had an effective advance rate of 66% against eligible loans. The Fortress Facility bore interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The rate at December 31, 2013 was 7.00%, and the average rate for the three and nine months ended September 30, 2013 was 7.00%.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Effective June 17, 2014, the Company terminated the Fortress Facility. In connection therewith, a loan and security agreement and other related documents governing the Fortress Facility were also terminated. As such, the Company had no borrowing capacity under the Fortress Facility as of September 30, 2014. Upon termination of the Fortress Facility, the Company accelerated $1.1 million of unamortized debt issuance costs and paid a $0.8 million prepayment fee, which were recorded as interest expense. The Company expects to incur no ongoing obligations or expenses in connection with the termination and prepayment of the Fortress Facility.

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

As part of the transaction, the Company entered into a sale and contribution agreement, dated as of June 28, 2013 (the “Sale and Contribution Agreement”), with 2013-1 LLC, pursuant to which the Company sold or contributed to 2013-1 LLC certain secured loans made to certain portfolio companies of the Company (the “Loans”). The Company made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Loans as of the date of the transfer of the Loans to 2013-1 LLC. The Company also entered into a sale and servicing agreement, dated as of June 28, 2013 (the “Sale and Servicing Agreement”), with 2013-1 LLC and 2013-1 Trust pursuant to which 2013-1 LLC has sold or contributed the Loans to 2013-1 Trust. The Company made customary representations, warranties and covenants in the Sale and Servicing Agreement. The Company serves as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, 2013-1 LLC entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the Consolidated Statement of Assets and Liabilities. The balance of restricted investments in money market funds was $3.4 million and $6.0 million as of September 30, 2014 and December 31, 2013, respectively.

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

The balance of unfunded commitments to extend credit was $19.7 million and $9.0 million as of September 30, 2014 and December 31, 2013, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The largest loans may vary from period to period as loans are recorded and repaid. The Company’s five largest loans represented 23% and 22% of total loans outstanding as of September 30, 2014 and December 31, 2013, respectively. No single loan represented more than 10% of the total loans as of September 30, 2014 and December 31, 2013. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 24% and 21% of total interest income on investments for the three months ended September 30, 2014 and 2013, respectively. Interest income from the five largest loans accounted for 19% and 22% of total interest income on investments for the nine months ended September 30, 2014 and 2013, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes the Company’s distribution activity for the period ended September 30, 2014 and for the years ended December 31, 2013 and 2012:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
Nine Months Ended September 30, 2014
8/1/14	11/19/14	12/15/14	$0.115	$—	—	$—
8/1/14	10/20/14	11/17/14	0.115	—	—	—
8/1/14	9/18/14	10/15/14	0.115	1,095	901	12
5/1/14	8/19/14	9/15/14	0.115	1,095	812	12
5/1/14	7/21/14	8/15/14	0.115	1,079	2,042	29
5/1/14	6/18/14	7/17/14	0.115	1,093	784	11
3/6/14	5/20/14	6/16/14	0.115	1,090	1,128	15
3/6/14	4/17/14	5/15/14	0.115	1,090	1,174	16
3/6/14	3/19/14	4/15/14	0.115	1,097	644	8
			$1.035	$7,639	7,485	$103
Year Ended December 31, 2013
11/1/13	2/17/14	3/17/14	$0.115	$1,062	3,444	$44
11/1/13	1/20/14	2/14/14	0.115	1,058	3,249	47
11/1/13	12/16/13	1/15/14	0.115	1,061	3,048	44
8/2/13	11/19/13	12/16/13	0.115	1,045	4,225	59
8/2/13	10/17/13	11/15/13	0.115	937	11,851	167
8/2/13	9/18/13	10/15/13	0.115	1,051	3,882	52
5/3/13	8/19/13	9/16/13	0.115	1,057	3,376	46
5/3/13	7/17/13	8/15/13	0.115	1,060	2,980	42
5/3/13	6/20/13	7/15/13	0.115	1,070	2,191	31
3/8/13	5/20/13	6/17/13	0.115	1,086	1,099	15
3/8/13	4/18/13	5/15/13	0.115	1,087	1,035	15
3/8/13	3/20/13	4/15/13	0.115	1,046	3,867	55
			$1.380	$12,620	44,247	$617
Year Ended December 31, 2012
11/27/12	2/21/13	3/15/13	$0.115	$1,050	3,392	$50
11/27/12	1/18/13	2/15/13	0.115	1,087	898	14
11/27/12	12/20/12	1/15/13	0.115	1,056	2,930	44
11/2/12	11/16/12	11/30/12	0.450	4,243	4,269	61
8/7/12	8/17/12	8/31/12	0.450	4,105	11,608	193
5/3/12	5/17/12	5/31/12	0.450	3,402	2,299	37
3/12/12	3/23/12	3/30/12	0.450	3,378	3,517	58
			$2.145	$18,321	28,913	$457

On October 31, 2014, the Board declared monthly distributions per share, payable as set forth in the table below.

Record Dates	Payment Dates	Distributions Declared
February 19, 2015	March 16, 2015	$0.115
January 20, 2015	February 13, 2015	$0.115
December 17, 2014	January 15, 2015	$0.115

After paying third quarter distributions of $0.345 per share and earning $0.33 per share for the third quarter, the Company’s undistributed spillover income carried over from 2013 was $0.41 per share. Spillover income includes any ordinary income and net capital gains from the preceding years that were not distributed during such years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10.  Financial Highlights

The financial highlights for the Company are as follows:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013

Per share data:
Net asset value at beginning of period	$14.14		$15.15
Net investment income	0.78		1.03
Realized loss on investments	(0.43)		(0.61)
Unrealized appreciation on investments	0.93		0.42
Net increase in net assets resulting from operations	1.28		0.84
Distributions declared(1)	(1.04)		(1.04)
Net asset value at end of period	$14.38		$14.95
Per share market value, end of period	$13.46		$13.32
Total return based on market value(2)	2.0%		(3.8)%
Shares outstanding at end of period	9,625,274		9,588,993
Ratios to average net assets:
Expenses without incentive fees(4)	14.7	%(3)	11.5	%(3)
Incentive fees	1.2	%(3)	2.3	%(3)
Total expenses(4)	15.9	%(3)	13.8	%(3)
Net investment income with incentive fees(4)	7.3	%(3)	9.1	%(3)
Net assets at the end of the period	$138,427		$143,384
Average net assets value	$137,244		$143,951
Average borrowings per share	$11.34		$11.56
Portfolio turnover ratio	32.0%		29.3%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given year for distribution in the following year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	The total return for the nine months ended September 30, 2014 and 2013 equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(3)	Annualized.
(4)	During the nine months ended September 30, 2014, the Advisor waived $0.2 million of base management fee and $0.1 million of incentive fee. Had these expenses not been waived, the ratio of expenses without incentive fee to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fee to average net assets would have been 14.9%, 16.2% and 7.0%, respectively.

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

Forward-Looking Statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing loans and warrants;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Management LLC, or the Advisor;

•	the ability of our Advisor to attract and retain highly talented professionals and to operate effectively at existing staffing levels;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	our regulatory structure and tax status;

•	our ability to qualify and maintain qualification as a regulated investment company, or RIC, and as a business development company, or BDC;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	our ability to cause a subsidiary to become a licensed Small Business Investment Company;

•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this quarterly report on Form 10-Q, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, or the SEC, including periodic reports on Form 10-Q and Form 10-K and current reports on Form 8-K.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to generate current income from the loans we make and capital appreciation from the warrants we receive when making such loans. We are focused on making secured loans, which we refer to as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively lend to publicly traded companies in our Target Industries.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are generally only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally do not have to pay corporate-level federal income taxes on our investment company taxable income and net capital gain that we distribute to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

Compass Horizon Funding Company LLC, or Compass Horizon, our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

Our investment activities, and our day-to-day operations, are managed by the Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of us. Under an amended and restated investment management agreement, or the Investment Management Agreement, we have agreed to pay the Advisor a base management fee and an incentive fee for its advisory services to us. We have also entered into an administration agreement, or the Administration Agreement, with the Advisor under which we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement.

Recent Developments

On October 30, 2014, the Company received a "green light" letter from the U.S. Small Business Administration, or SBA, inviting the Company to continue its application process to obtain a license to form and operate a Small Business Investment Company subsidiary. On November 3, 2014, the Company completed and submitted its application to the SBA.

Portfolio Composition and Investment Activity

The following table shows our portfolio by asset class as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	# of Investments	Fair Value	Percentage of Total Portfolio	# of Investments	Fair Value	Percentage of Total Portfolio
Term loans	48	$183,703	89.8%	48	$201,846	91.2%
Revolving loans	1	11,948	5.8	1	11,908	5.4
Total loans	49	195,651	95.6	49	213,754	96.6
Warrants	75	5,694	2.8	73	6,036	2.7
Other investments	1	300	0.1	1	400	0.2
Equity	4	3,049	1.5	3	1,094	0.5
Total		$204,694	100.0%		$221,284	100.0%

Total portfolio investment activity for the three and nine months ended September 30, 2014 and 2013 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning portfolio	$219,295	$246,861	$221,284	$228,613
New loan funding	22,845	11,500	66,824	69,143
Less refinanced balances	—	—	—	—
Net new loan funding	22,845	11,500	66,824	69,143
Principal payments received on investments	(9,773)	(10,536)	(31,407)	(29,193)
Early pay-offs and recoveries	(26,643)	(7,483)	(52,499)	(26,761)
Accretion of loan fees	623	694	1,686	1,995
New loan fees	(385)	(118)	(890)	(806)
New equity	—	—	12	73
Sale of investments	(1,306)	—	(2,636)	(39)
Net realized gain (loss) on investments	872	(5,566)	(6,673)	(5,629)
Net unrealized (depreciation) appreciation on investments	(834)	5,967	8,993	3,996
Other	—	—	—	(73)
Ending Portfolio	$204,694	$241,319	$204,694	$241,319

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our loan portfolio by industry sector as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Loans at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Portfolio
Life Science
Biotechnology	$15,926	8.1%	$16,376	7.7%
Medical Device	24,220	12.4	14,765	6.9
Technology
Communications	18,343	9.4	9,359	4.4
Consumer-Related Technologies	3,913	2.0	—	—
Internet and Media	4,072	2.1	6,019	2.8
Networking	985	0.5	963	0.5
Power Management	—	—	13,044	6.1
Semiconductors	31,899	16.3	37,450	17.5
Software	53,639	27.4	66,583	31.1
Cleantech
Alternative Energy	8,915	4.6	11,771	5.5
Energy Efficiency	5,584	2.9	11,403	5.3
Waste Recycling	—	—	680	0.3
Healthcare Information and Services
Diagnostics	14,893	7.6	12,140	5.7
Other Healthcare Related Services	6,934	3.5	6,904	3.2
Software	6,328	3.2	6,297	3.0
Total	$195,651	100.0%	$213,754	100.0%

The largest loans may vary from year to year as new loans are originated and existing loans are repaid. Our five largest loans represented 23% and 22% of total loans outstanding as of September 30, 2014 and December 31, 2013, respectively. No single loan represented more than 10% of our total loans as of September 30, 2014 and December 31, 2013.

Loan Portfolio Asset Quality

We use an internal credit rating system which rates each loan on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated loan, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and increased risk. Our internal credit rating system is not a national credit rating system. The following table shows the classification of our loan portfolio by credit rating as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Loans at Fair Value	Percentage of Loan Portfolio	Loans at Fair Value	Percentage of Loan Portfolio

Credit Rating
4	$34,656	17.7%	$30,385	14.2%
3	146,608	74.9	167,231	78.3
2	12,105	6.2	2,199	1.0
1	2,282	1.2	13,939	6.5
Total	$195,651	100.0%	$213,754	100.0%

As of September 30, 2014 and December 31, 2013, our loan portfolio had a weighted average credit rating of 3.1 and 3.0, respectively. As of September 30, 2014, there was one investment with an internal credit rating of 1, with a cost of $2.6 million and a fair value of $2.3 million. As of December 31, 2013, there were five investments with an internal credit rating of 1, with an aggregate cost of $23.2 million and an aggregate fair value of $13.9 million.

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended September 30, 2014 and 2013

Consolidated results of operations for the three months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended
	September 30,
	2014	2013
Total investment income	$7,739	$8,712
Total expenses	4,498	5,145
Net investment income before excise tax	3,241	3,567
Provision for excise tax	(40)	(80)
Net investment income	3,201	3,487
Net realized gain (loss) on investments	2,325	(5,566)
Net unrealized (depreciation) appreciation on investments	(766)	5,967
Net increase in net assets resulting from operations	$4,760	$3,888
Average debt investments, at fair value	$196,223	$238,167
Average borrowings outstanding	$94,556	$133,000

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Total investment income decreased by $1.0 million, or 11.2%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. For the three months ended September 30, 2014, total investment income consisted primarily of $6.8 million in interest income from investments, which included $1.4 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $1.0 million in fee income. Total investment income decreased due to a lower average size of the loan portfolio which was partially offset by higher fee income. Fee income was primarily comprised of loan prepayment fees collected from our portfolio companies and increased primarily due to a higher number of prepayments for the three months ended September 30, 2014. For the three months ended September 30, 2013, total investment income consisted primarily of $8.2 million in interest income from investments, which included $1.6 million in income from the accretion of origination fees and ETPs, and $0.5 million in fee income.

For the three months ended September 30, 2014 and 2013, our dollar-weighted average annualized yield on average loans was 15.8% and 14.6%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted average annualized yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 24% and 21% of investment income for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, interest receivable was $4.9 million and $4.2 million, respectively, which represents accreted ETPs and one month of accrued interest income on substantially all of our loans.

Expenses

Total expenses decreased by $0.6 million, or 12.6%, to $4.5 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Total operating expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense for the three months ended September 30, 2014 and 2013 was $1.5 million and $2.2 million, respectively. Interest expense for the three months ended September 30, 2014, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in our average debt outstanding and a decrease in the effective interest rate on borrowings.

Base management fee expense for the three months ended September 30, 2014 and 2013 was $1.0 million and $1.3 million, respectively. Base management fee expense for the three months ended September 30, 2014 decreased compared to the three months ended September 30, 2013, primarily due to a decrease in average total assets.

The performance based incentive fees for the three months ended September 30, 2014 and 2013 were $0.8 million and $0.9 million, respectively, and consisted entirely of incentive fee payable on pre-incentive fee net investment income. The performance based incentive fee for the three months ended September 30, 2014 decreased compared to the three months ended September 30, 2013, due to lower pre-incentive fee net investment income in the three months ended September 30, 2014.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the three months ended September 30, 2014 increased compared to the three months ended September 30, 2013 due to increased legal fees and other costs associated with certain non-accrual investments and other assets.

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

During the three months ended September 30, 2014, we realized net gains totaling $2.3 million primarily due to the sale of warrants and the sale of other assets acquired through bankruptcy. During the three months ended September 30, 2013, we realized losses totaling $5.6 million primarily due to the determination that our non-accrual debt investment and warrant investments in one portfolio company were not recoverable, which resulted in a realized loss totaling $5.3 million.

During the three months ended September 30, 2014, net unrealized depreciation on investments totaled $0.8 million which was primarily due to the reversal of previously recorded unrealized appreciation on warrants sold in one portfolio company during the period, as described above. During the three months ended September 30, 2013, net unrealized appreciation on investments totaled $6.0 million which was primarily due to the reversal of previously recorded unrealized depreciation on our non-accrual debt investment and warrant investments in one portfolio company totaling $5.3 million, and the remainder related to the change in fair values of our investment portfolio during the period.

Comparison of the nine months ended September 30, 2014 and 2013

Consolidated results of operations for the nine months ended September 30, 2014 and 2013 were as follows:

	For the Nine Months Ended
	September 30,
	2014	2013
Total investment income	$23,971	$24,868
Total expenses	16,329	14,846
Net investment income before excise tax	7,642	10,022
Provision for excise tax	(120)	(160)
Net investment income	7,522	9,862
Net realized loss on investments	(4,190)	(5,839)
Net unrealized appreciation on investments	8,993	3,996
Net increase in net assets resulting from operations	$12,325	$8,019
Average debt investments, at fair value	$208,675	$235,745
Average borrowings outstanding	$109,087	$110,692

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Total investment income decreased by $0.9 million, or 3.6%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, total investment income consisted primarily of $21.7 million in interest income from investments, which included $4.6 million in income from the accretion of origination fees and ETPs, and $2.3 million of fee income. Total investment income decreased due to a lower average size of the loan portfolio which was partially offset by higher fee income. Fee income was primarily comprised of loan prepayment fees collected from our portfolio companies and increased primarily due to a higher number of prepayments for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, total investment income consisted primarily of $24.0 million in interest income from investments, which included $4.6 million in income from the accretion of origination fees and ETPs.

For the nine months ended September 30, 2014 and 2013, our dollar-weighted average annualized yield on average loans was 15.3% and 14.1%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted average annualized yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on loans, can fluctuate significantly upon repayment of large loans. Interest income from the five largest loans accounted for 19% and 22% of investment income for the nine months ended September 30, 2014 and 2013, respectively.

Expenses

Total expenses increased by $1.5 million, or 10.0%, to $16.3 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Total operating expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense for the nine months ended September 30, 2014 and 2013 was $7.3 million and $5.9 million, respectively. Interest expense for the nine months ended September 30, 2014, which includes the amortization of debt issuance costs, increased primarily due to the acceleration of $1.1 million of unamortized debt issuance costs and a $0.8 million prepayment fee related to the termination of our term loan facility. We do not anticipate any ongoing obligations or expenses associated with the termination and prepayment of our term loan facility.

Base management fee expense for the nine months ended September 30, 2014 and 2013 was $3.4 million and $3.8 million, respectively. Base management fee expense for the nine months ended September 30, 2014 decreased compared to the nine months ended September 30, 2013, primarily due to a decrease in average total assets and excluding cash from the base management fee calculation for the nine months ended September 30, 2014. For the first six months of the period ended September 30, 2014, our Advisor waived base management fees of $0.2 million, which our Advisor would have otherwise earned during that period. Our Advisor waived such fees on cash held at the time of calculation. As of July 1, 2014 the Investment Management Agreement was amended and restated and on and after July 1, 2014, the base management fee is calculated on gross assets less cash and cash equivalents.

The performance based incentive fee for the nine months ended September 30, 2014 and 2013 was $1.2 million and $2.5 million, respectively, and consisted entirely of incentive fee payable on pre-incentive fee net investment income. The performance based incentive fee for the nine months ended September 30, 2014 decreased compared to the nine months ended September 30, 2013, primarily due to lower pre-incentive fee net investment income as a result of the one-time costs associated with the termination of our term loan facility, described below.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the nine months ended September 30, 2014 increased compared to the nine months ended September 30, 2013, due to increased legal fees and other costs associated with certain non-accrual investments and other assets.

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

During the nine months ended September 30, 2014, we realized net losses totaling $4.2 million primarily due to the resolution of three debt investments that were previously on non-accrual status which was partially offset by realized gains on the sale of warrants. As a result of the resolution of the debt investments that were previously on non-accrual, we recognized $7.1 million of realized losses and $7.6 million of unrealized appreciation. During the nine months ended September 30, 2013, we realized losses totaling $5.8 million primarily due to the determination that our non-accrual debt investment and warrant in one portfolio company were not recoverable, which resulted in a realized loss totaling $5.3 million.

During the nine months ended September 30, 2014, net unrealized appreciation on investments totaled $9.0 million which was primarily due to the reversal of previously recorded unrealized depreciation on three debt investments that were settled in the period and one debt investment that returned to accrual status. During the nine months ended September 30, 2013, net unrealized appreciation on investments totaled $4.0 million which was primarily due to the reversal of previously recorded unrealized depreciation on our non-accrual debt investment and warrant investments in one portfolio company totaling $5.3 million, and the remainder relates to change in fair values of our investment portfolio during the period.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, we had cash and investments in money market funds of $16.0 million and $26.5 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay operating expenses and pay distributions. In addition, as of September 30, 2014 and December 31, 2013, we had $3.4 million and $6.0 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our asset-backed notes, or the Asset-Backed Notes. Our primary sources of capital have been from our private and public equity offerings, use of our revolving credit facilities, issuance of our 7.375% notes due 2019, or the 2019 Notes, and our Asset-Backed Notes.

As of September 30, 2014, the outstanding principal balance under our revolving credit facility with Key Equipment Finance, or the Key Facility, was $10.0 million. As of September 30, 2014, we had borrowing capacity of $40.0 million of which $28.4 million was available, subject to existing terms and advance rates.

Our operating activities provided cash of $34.0 million for the nine months ended September 30, 2014, and our financing activities used cash of $10.1 million for the same period. Our operating activities provided cash primarily from regular principal payments and early pay-offs received, partially offset by investments made in portfolio companies. Our financing activities used cash primarily to pay down our borrowings and pay our monthly distributions.

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

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders all or substantially all of our investment company taxable income. In addition, as a BDC, we are required to maintain asset coverage of at least 200%. This requirement limits the amount that we may borrow.

We believe that our current cash and investments in money market funds, cash generated from operations, and funds available from our Key Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current Borrowings

A summary of our borrowings as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014			December 31, 2013
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Asset-Backed Notes	$44,902	$44,902	$—	$79,343	$79,343	$—
Fortress Facility	—	—	—	75,000	10,000	65,000
Key Facility	50,000	10,000	40,000	50,000	—	50,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$127,902	$87,902	$40,000	$237,343	$122,343	$115,000

On November 4, 2013, through our wholly owned subsidiary, Horizon Credit II LLC, or Credit II, we renewed and amended our revolving credit facility which, among other things, assigned all rights and obligations to Key Equipment Finance. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate was 4.00% as of September 30, 2014 and December 31, 2013.

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

On March 23, 2012, we issued and sold aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future senior unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2014, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

We, through our wholly owned subsidiary Horizon Credit III LLC, or Credit III, entered into our term loan facility, or the Fortress Facility, on August 23, 2012. The interest rate on the Fortress Facility was based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The interest rate was 7.00% as of December 31, 2013.

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

Effective June 17, 2014, we terminated the Fortress Facility. In connection therewith, a loan and security agreement and other related documents governing the Fortress Facility were also terminated. As such, we have no borrowing capacity under the Fortress Facility as of September 30, 2014. Upon termination of the Fortress Facility, we accelerated $1.1 million of unamortized debt issuance cost and paid a $0.8 million prepayment fee. We believe there will be no ongoing obligations or expenses associated with the termination and prepayment of the Fortress Facility.

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

As part of the transaction, we entered into a sale and contribution agreement, or the Sale and Contribution Agreement, dated as of June 28, 2013, with the Trust Depositor, pursuant to which we sold or contributed the Loans to the Trust Depositor. We made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Loans as of the date of the transfer of the Loans to the Trust Depositor. We also entered into a sale and servicing agreement, or the Sale and Servicing Agreement, dated as of June 28, 2013, with the Trust Depositor and 2013-1 Trust pursuant to which the Trust Depositor sold or contributed the Loans to 2013-1 Trust. We made customary representations, warranties and covenants in the Sale and Servicing Agreement. We serve as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, the Trust Depositor entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

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

As of September 30, 2014 and December 31, 2013, other assets were $3.6 million and $5.7 million, respectively, which were primarily comprised of debt issuance costs.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2014 is as follows:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3-5 Years	After 5 years
Borrowings	$87,902	$18,922	$29,926	$39,054	$—
Unfunded commitments	19,700	19,700	—	—	—
Total	$107,602	$38,622	$29,926	$39,054	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2014, we had unfunded commitments of $19.7 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the financial instruments that we hold on our balance sheet. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

In addition to the Key Facility, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components (1) a base management fee equal to a percentage of the value of our gross assets less cash or cash equivalents, and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligations under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. See Note 3 to our Consolidated Financial Statements for additional information regarding our Investment Management Agreement and our Administration Agreement.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2014 and December 31, 2013.

Recently Issued Accounting Standards

In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, or ASU 2013-08, containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. ASU 2013-08 did not have a material impact on our consolidated financial position or disclosures.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the loans within our portfolio were mostly at fixed rates, and we expect that our loans in the future will primarily have floating interest rates with a floor and ceiling. As of September 30, 2014, 42% of the outstanding principal amount of our loan portfolio bore interest at floating rates and 58% of the outstanding principal amount of our loan portfolio bore interest at fixed rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2014 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

While our 2019 Notes and Asset-Backed Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision based on a LIBOR index which resets daily, and any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2014 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Investment Management Agreement, dated as of October 28, 2010 and amended effective July 1, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 5, 2014)
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: November 4, 2014	By:	/s/ Robert D. Pomeroy, Jr.
Name: Robert D. Pomeroy, Jr.
Title: Chief Executive Officer and Chairman of the Board

Date: November 4, 2014	By:	/s/ Christopher M. Mathieu
Name: Christopher M. Mathieu
Title: Chief Financial Officer

