Form 10-K
period 2014-12-31
Horizon Technology Finance Corp
filed 2015-03-10
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2014 based on the closing price on that date of $14.62 on the Nasdaq Global Select Market was $139.2 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 9,629,866 shares of the Registrant’s common stock outstanding as of March 6, 2015.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms:

•	“we,” “us,” “our” “the Company” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation, a Delaware corporation, and its consolidated subsidiaries;

•	The “Advisor” and the “Administrator” refer to Horizon Technology Finance Management LLC, a Delaware limited liability company;

•	“Credit II” refers to Horizon Credit II LLC, a Delaware limited liability company, “Credit III” refers to Horizon Credit III LLC, a Delaware limited liability company, which are special purpose bankruptcy remote entities and our direct subsidiaries;

•	“Wells” refers to Wells Fargo Capital Finance LLC and “Wells Facility” refers to a revolving credit facility we entered into with Wells on July 14, 2011 and with respect to which all rights and obligations of Wells were assigned to Key, effective November 4, 2013;

•	“Key” refers to Key Equipment Finance, Inc. and “Key Facility” refers to the Wells Facility after all rights and obligations of Wells under the Wells Facility were assigned to Key, effective November 4, 2013;

•	“2019 Notes” refers to our $33 million aggregate principal amount of 7.375% senior unsecured notes due 2019;

•	“Fortress” refers to Fortress Credit Co LLC and “Fortress Facility” and “Term Loan Facility” refer to a term loan credit facility we entered into with Fortress on August 23, 2012 that was terminated on June 17, 2014;

•	“2013-1 Securitization” refers to the $189.3 million securitization of secured loans we completed on June 28, 2013; and

•	“Asset-Backed Notes” refers to our $90 million aggregate principal amount of fixed-rate asset-backed notes issued in conjunction with the 2013-1 Securitization; and

•	The “2013-1 Trust” refers to Horizon Funding Trust 2013-1, a Delaware trust.

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

Item 1.  Business

General

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to collectively as our “Target Industries.” Our investment objective is to generate current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively lend to publicly traded companies in our Target Industries. Venture Lending is typically characterized by (1) the making of a secured debt investments after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

From our inception through December 31, 2014, we funded 120 portfolio companies and invested $656.7 million in debt investments (including 70 debt investments, in the amount of $303.4 million, that have been repaid). As of December 31, 2014, our total debt investment portfolio consisted of 50 debt investments with an aggregate fair value balance of $199.2 million. As of December 31, 2014, 43.6%, or $86.9 million, of the fair value balance of our total debt investment portfolio was held through our 2013-1 Securitization. As of December 31, 2014, our net assets were $138.2 million. As of that date, all of our existing debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade” because they are subject to many risks, including volatility, intense competition, short product life cycles and periodic downturns.

For the year ended December 31, 2014, our debt investments had a dollar-weighted annualized yield of 15.3% (excluding any yield from warrants). The warrants we receive from time to time when making loans to portfolio companies are excluded from the calculation of our dollar-weighted annualized yield because such warrants do not generate any yield since we do not receive dividends or other payments in respect of our outstanding warrants. The dollar-weighted annualized yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors. As of December 31, 2014, our debt investments had a dollar-weighted average term of 42 months from inception and a dollar-weighted average remaining term of 31 months. In addition, we held warrants to purchase either common stock or preferred stock in 75 portfolio companies. As of December 31, 2014, substantially all of our debt investments had an original committed principal amount of between $2 million and $15 million, repayment terms of between 28 and 48 months and bore current pay interest at annual interest rates of between 9% and 13%.

Our investment activities, and our day-to-day operations, are managed by our Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of us. Under an amended and restated investment management agreement, or the Investment Management Agreement, we have agreed to pay our Advisor a base management fee and an incentive fee for its advisory services to us. We have also entered into an administration agreement, or the Administration Agreement, under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

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

Our Advisor is led by five senior managers, including its two co-founders, Robert D. Pomeroy, Jr., our Chief Executive Officer, and Gerald A. Michaud, our President. The other senior managers include Christopher M. Mathieu, our Senior Vice President and Chief Financial Officer, John C. Bombara, our Senior Vice President, General Counsel and Chief Compliance Officer, and Daniel S. Devorsetz, our Senior Vice President and Chief Credit Officer.

Our strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. To further implement our business strategy, we expect our Advisor to continue to employ the following core strategies:

•	Structured investments in the venture capital and private equity markets. We make loans to development-stage companies within our Target Industries typically in the form of secured loans. The secured debt structure provides a lower risk strategy, as compared to equity investments, to participate in the emerging technology markets because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current-pay interest and amortization of principal and have a senior position to equity in the borrower’s capital structure in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our debt investments primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the debt investment upon a default. Only the potential gains from warrants depend upon equity investments exits.

•	“Enterprise value” lending. We and our Advisor take an enterprise value approach to the loan structuring and underwriting process. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the applicable portfolio company’s particular technology, service or customer base. We secure our senior or subordinated lien position against the enterprise value of a portfolio company.

•	Creative products with attractive risk-adjusted pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Venture Loans. These funding needs include funds for additional development “runways”, funds to hire or retain sales staff or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current-pay interest, commitment fees, end-of-term payments, or ETPs, pre-payment fees, success fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ financing requirements while mitigating risk and maximizing returns on our investments.

•	Opportunity for enhanced returns. To enhance our debt investment returns, in addition to interest and fees, we obtain warrants to purchase the equity of our portfolio companies as additional consideration for making debt investments. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors.

•	Direct origination. We originate transactions directly with technology, life science, healthcare information and services and cleantech companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.

•	Disciplined and balanced underwriting and portfolio management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance our investment portfolio to reduce the risk of down market cycles associated with any particular industry or sector, development-stage or geographic area. Our Advisor employs a “hands on” approach to portfolio management requiring private portfolio companies to provide monthly financial information and to participate in regular updates on performance and future plans.

•	Use of leverage. We use leverage to increase returns on equity through our Key Facility, our 2013-1 Securitization and our 2019 Notes. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

Market opportunity

We focus our investments primarily in four key industries of the emerging technology market: technology, life science, healthcare information and services and cleantech. The technology sectors we focus on include communications, networking, wireless communications, data storage, software, cloud computing, semiconductor, internet and media and consumer-related technologies. The life science sectors we focus on include biotechnology, drug delivery, bioinformatics and medical devices. The healthcare information and services sectors we focus on include diagnostics, medical record services and software and other healthcare related services and technologies that improve efficiency and quality of administered healthcare. The cleantech sectors we focus on include alternative energy, water purification, energy efficiency, green building materials and waste recycling. We refer to all of these companies as “technology-related” companies and intend, under normal market conditions, to invest at least 80% of the value of our total assets in such businesses.

We believe that Venture Lending has the potential to achieve enhanced returns that are attractive notwithstanding the high degree of risk associated with lending to development-stage companies. Potential benefits include:

•	interest rates that typically exceed rates that would be available to portfolio companies if they could borrow in traditional commercial financing transactions;

•	the debt investment support provided by cash proceeds from equity capital invested by venture capital and private equity firms;

•	relatively rapid amortization of principal;

•	senior ranking to equity and collateralization of debt investments to minimize potential loss of capital; and

•	potential equity appreciation through warrants.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, including:

Consistently execute commitments and close transactions.  Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed more than 185 Venture Loans with an aggregate original principal amount over $1.1 billion since operations commenced in 2004.

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

Well-known brand name.  Our Advisor has originated Venture Loans to more than 185 companies in our Target Industries under the “Horizon Technology Finance” brand.

Competition

We compete to provide financing to development-stage companies in our Target Industries with a number of investment funds and other BDCs, as well as traditional financial services companies such as commercial banks and other financing sources. Some of our competitors are larger and have greater financial and other resources than we do. We believe we compete effectively with these entities primarily on the basis of the experience, industry knowledge and contacts of our Advisor’s investment professionals, its responsiveness and efficient investment analysis and decision-making processes, its creative financing products and its customized investment terms. We do not intend to compete primarily on the interest rates we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. For additional information concerning our competitive position and competitive risks, see “Item 1A — Risk Factors — Risks related to our business and structure — We operate in a highly competitive market for investment opportunities, and if we are not able to compete effectively, our business, results of operations and financial condition may be adversely affected and the value of your investment in us could decline.”

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

Due diligence.   The due diligence process includes a formal visit to the prospective portfolio company’s location and interviews with the prospective portfolio company’s senior management team. The process includes obtaining and analyzing information from independent third parties that have knowledge of the prospective portfolio company’s business, including, to the extent available, analysts that follow the technology market, thought leaders in our Target Industries and important customers or partners, if any. Outside sources of information are reviewed, including industry publications, scientific and market articles, Internet publications, publicly available information on competitors or competing technologies and information known to our Advisor’s investment team from their experience in the technology markets.

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

Portfolio management and reporting.   Our Advisor maintains a “hands on” approach to maintain communication with our portfolio companies. At least quarterly, our Advisor contacts our portfolio companies for operational and financial updates by phone and performs reviews. Our Advisor may contact portfolio companies deemed to have greater credit risk on a monthly basis. Our Advisor requires all private companies to provide financial statements. For public companies, our Advisor typically relies on publicly reported quarterly financials. This allows our Advisor to identify any unexpected developments in the financial performance or condition of our portfolio company.

Our Advisor has developed a proprietary internal credit rating system to analyze the quality of our debt investments. Using this system, our Advisor analyzes and then rates the credit risk within the portfolio on a monthly basis. Each portfolio company is rated on a 1 through 4 scale, with 3 representing the rating for a standard level of risk. A rating of 4 represents an improved and better credit quality. A rating of 2 or 1 represents a deteriorating credit quality and increasing risk. Newly funded investments are typically assigned a rating of 3, unless extraordinary circumstances require otherwise. These investment ratings are generated internally by our Advisor, and we cannot guarantee that others would assign the same ratings to our portfolio investments or similar portfolio investments.

Our Advisor closely monitors portfolio companies rated a 1 or 2 for adverse developments. In addition, our Advisor maintains regular contact with the management, board of directors and major equity holders of these portfolio companies in order to discuss strategic initiatives to correct the deterioration of the portfolio company.

The following table describes each rating level:

Rating

4	The portfolio company has performed in excess of our expectations at the time of initial underwriting as demonstrated by exceeding revenue milestones, clinical milestones or other operating metrics or as a result of raising capital well in excess of our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value greatly exceeds our loan balance; it has achieved cash flow positive operations or has sufficient cash resources to cover the remaining balance of the loan; there is strong potential for warrant gains from our warrants; and there is a high likelihood that the borrower will receive favorable future financing to support operations. Loans rated 4 are the lowest risk profile in our portfolio and there is no expected risk of principal loss.

3	The portfolio company has performed to our expectations at the time of initial underwriting as demonstrated by meeting revenue milestones, clinical milestones or other operating metrics. It has raised, or is expected to raise, capital consistent with our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value comfortably exceeds our loan balance; it has sufficient cash resources to operate according to its plan; it is expected to raise additional capital as needed; and there continues to be potential for warrant gains from our warrants. New loans are typically rated 3 when approved and thereafter 3-rated loans represent a standard risk profile, with no loss currently expected.

2	The portfolio company has performed below our expectations at underwriting as demonstrated by missing revenue milestones, delayed clinical progress or otherwise failing to meet projected operating metrics. It may have raised capital in support of the poorer performance but generally on less favorable terms than originally contemplated at the time of underwriting. Generally the portfolio company displays one or more of the following: its enterprise value exceeds our loan balance but at a lower multiple than originally expected; it has sufficient cash to operate according to its plan but liquidity may be tight; and it is planning to raise additional capital but there is uncertainty and the potential for warrant gains from our warrants are possible, but unlikely. Loans rated 2 represent an increased level of risk. While no loss is currently anticipated for a 2-rated loan, there is potential for future loss of principal.

1	The portfolio company has performed well below plan as demonstrated by materially missing revenue milestones, delayed or failed clinical progress or otherwise failing to meet operating metrics. The portfolio company has not raised sufficient capital to operate effectively or retire its debt obligation to us. Generally the portfolio company displays one or more of the following: its enterprise value may not exceed our loan balance; it has insufficient cash to operate according to its plan and liquidity may be tight; and there are uncertain plans to raise additional capital or the portfolio company is being sold under distressed conditions. There is no potential for warrant gains from our warrants. Loans rated 1 are generally put on non-accrual status and represent a high degree of risk of loss.

For a discussion of the ratings of our existing portfolio, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt investment asset quality.”

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

Although we may receive fees for these services, pursuant to the Administration Agreement, we will reimburse our Advisor for its expenses related to providing such services on our behalf.

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

Under the terms of the Investment Management Agreement, our Advisor:

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

Base management fee.  The base management fee, payable monthly in arrears, is calculated at an annual rate of 2.00% of (i) the Company’s gross assets, less (ii) cash and cash equivalents. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage.

Incentive fee.  The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism (as defined below), is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. The incentive fee with respect to our Pre-Incentive Fee Net Investment Income is 20.00% of the amount, if any, by which our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until our Pre-Incentive Fee Net Investment Income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, our Advisor will receive 20.00% of our Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter in which we incur a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee up to the Incentive Fee Cap, defined below, even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2.00% base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the applicable quarter.

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and will be expensed when incurred. For this purpose, the “Incentive Fee Look-back Period” commenced on July 1, 2014 and will increase by one quarter in length at the end of each of the 12 succeeding calendar quarters, after which time, the Incentive Fee Look-back Period will include the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. The Company only pays incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly incentive fee based on Net Investment Income

Pre-Incentive Fee Net Investment Income (expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income allocated to first part of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), and will equal 20.00% of our realized capital gains, if any, on a cumulative basis from the date of our election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less all previous amounts paid in respect of the capital gain incentive fee.

Examples of incentive fee calculation

Example 1: Income related portion of incentive fee before total return requirement calculation for each fiscal quarter

Alternative 1

Assumptions:

Investment income (including interest, distributions, fees, etc.) = 1.25%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed hurdle rate; therefore, there is no income-related incentive fee.

Alternative 2

Assumptions:

Investment income (including interest, distributions, fees, etc.) = 2.80%

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

Alternative 3

Assumptions:

Investment income (including interest, distributions, fees, etc.) = 3.00%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.30%

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

13

___________

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

Example 2: Income related portion of incentive fee after total return requirement calculation for each fiscal quarter

Alternative 1

Assumptions:

Investment income (including interest, distributions, fees, etc.) = 1.25%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed hurdle rate; therefore, there is no income-related incentive fee.

Cumulative incentive compensation accrued and/or paid since July 1, 2014 = $9,000,000

20.0% of cumulative net increase in net assets resulting from operations since July 1, 2014 = $8,000,000

Although our Pre-Incentive Fee Net Investment Income exceeds the hurdle rate of 1.75% (as shown in Alternative 3 of Example 1 above), no incentive fee is payable because 20.0% of the cumulative net increase in net assets resulting from operations since July 1, 2014 did not exceed the cumulative income and capital gains incentive fees accrued and/or paid since July 1, 2014.

Alternative 2

Assumptions:

Investment income (including interest, distributions, fees, etc.) = 2.80%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.10%

Incentive fee = 100.00% × Pre-Incentive Fee Net Investment Income (subject to ‘‘catch-up’’)(4)

=100.00% × (2.10% - 1.75%)

= 0.35%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the ‘‘catch-up’’ provision; therefore, the income related portion of the incentive fee is 0.35%.

Cumulative incentive compensation accrued and/or paid since July 1, 2014 = $9,000,000

20.0% of cumulative net increase in net assets resulting from operations since July 1, 2014 = $10,000,000

Because our Pre-Incentive Fee Net Investment Income exceeds the hurdle rate of 1.75% and because 20.0% of the cumulative net increase in net assets resulting from operations since July 1, 2014 exceeds the cumulative income and capital gains incentive fees accrued and/or paid since July 1, 2014, an incentive fee would be payable, as shown in Alternative 3 of Example 1 above.

___________

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

Example 3: Capital gains portion of incentive fee

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

Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

Year 1: None (No sales transaction)

Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

Year 3: None; $5 million ((20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2))

Year 4: Capital gains incentive fee of $200,000; $6.2 million (($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains incentive fee taken in Year 2))

Alternative 2

Assumptions:

Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

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

____________

(1)	As illustrated in Year 3 of Alternative 1 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on its fiscal year end of such year.

(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by the Investment Manager ($6.4 million) is effectively greater than $5 million (20.00% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of our expenses

All investment professionals and staff of our Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of its personnel allocable to such services, are provided and paid for by our Advisor. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses, including travel expense, incurred by our Advisor or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of all future offerings of our common stock and other securities, if any;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable under the Administration Agreement;

•	the allocated costs incurred by our Advisor as our Administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	fees and expenses associated with marketing efforts;

•	taxes;

•	independent director fees and expenses;

•	brokerage commissions;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	the fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and our Chief Financial Officer and their respective staffs.

Generally, our expenses are expensed as incurred in accordance with U.S. generally accepted accounting principles, or GAAP. To the extent we incur costs that should be capitalized and amortized into expense we also do so in accordance with GAAP, which may include amortizing such amount on a straight line basis over the life of the asset or the life of the services or product being performed or provided.

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

Board approval of the Investment Management Agreement

Our Board held an in-person meeting on August 1, 2014, at which it considered and approved an amended and restated Investment Management Agreement which (i) removed cash and cash equivalents from gross assets when calculating the base management fee payable and (ii) placed a fee cap and deferral mechanism on the portion of the incentive fee based on Pre-Incentive Fee Net Investment Income. In its consideration of the Investment Management Agreement, our Board focused on information it had received relating to (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and its discussions related thereto, our Board, including a majority of the directors who are not interested persons of us, concluded that the investment management fee rates were reasonable in relation to the services to be provided.

Duration and termination

The Investment Management Agreement, as amended and restated, was approved by our Board on August 1, 2014. Unless terminated earlier as described below, it will continue in effect from year to year thereafter if approved annually by our Board including a majority of our directors who are not interested persons or by the affirmative vote of the holders of a majority of our outstanding voting securities and a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other. See “Item 1A — Risk Factors — Risks related to our business and structure — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.” We depend upon senior management personnel of our Advisor for our future success, and if our Advisor is unable to hire and retain qualified personnel or if our Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Administration Agreement

The Administration Agreement was approved by our Board on October 25, 2010 and was most recently reapproved on August 1, 2014. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and our Chief Financial Officer and their respective staffs.

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

Regulation

We have elected to be regulated as a BDC under the 1940 Act and elected to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (1) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy or (2) more than 50% of the outstanding shares of such company. Our bylaws provide for the calling of a special meeting of stockholders at which such action could be considered upon written notice of not less than ten or more than sixty days before the date of such meeting.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our investment policies are fundamental and any may be changed without stockholder approval.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates may be precluded from co-investing in private placements of securities. As a result of one or more of these situations, we may not be able to invest as much as we otherwise would in certain investments or may not be able to liquidate a position as quickly.

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

Managerial assistance to portfolio companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “— Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Issuance of additional shares

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, at a price below the current net asset value of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities. We have stockholder approval to sell shares of our common stock below its net asset value, which approval will expire on January 21, 2016. We intend to seek approval from our stockholders to offer shares of our common stock below its net asset value in the future.

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

Senior securities; Derivative securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A — Risk Factors — Risks related to our business and structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

The 1940 Act also limits the amount of warrants, options and rights to common stock that we may issue and the terms of such securities.

Code of ethics

We and our Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, each code of ethics is attached as an exhibit to our Pre-effective Amendment No. 3 to the registration statement on Form N-2 (File No. 333-165570 filed with the SEC on July 19, 2010 as Exhibits (r)(1) and (r)(2)), which is available on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

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

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Chief Compliance Officer, Horizon Technology Finance Corporation, 312 Farmington Avenue, Farmington, Connecticut 06032 or by calling (860) 676-8654.

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

NASDAQ Global Select Market corporate governance regulations

NASDAQ has adopted corporate governance regulations with which listed companies must comply with. We intend to be in compliance with these corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we are in compliance therewith.

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

Election to be taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of an amount generally at least equal to 90% of the sum of our ordinary income and our realized net short-term capital gains, or investment company taxable income, (i.e. net short-term capital gains in excess of net long term losses), if any, out of the assets legally available for distribution, which we refer to as the “Annual Distribution Requirement.” Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount generally at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously did not pay U.S. federal corporate income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity. In order to qualify as a RIC for federal income tax purposes under Section 851(a) of the Code, we must:

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

Taxation as a RIC

If we qualify as a RIC under Section 851(a) of the Code, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income as well as any net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We may retain for investment all or a portion of our net capital gain. However, if we retain any ordinary income and net short-term capital gains, or investment company taxable income, and satisfy the Annual Distribution Requirement, we will be subject to tax at regular corporate rates on any amounts retained. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent taxable year, we may be subject to regular corporate rates on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next ten taxable years.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment in kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

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

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% or 20% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate distributes would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

Item 1A.  Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value, or NAV, per share and the trading price of our common stock could decline, and you may lose part or all of your investment.

Risks related to our business and structure

We are dependent upon key personnel of our Advisor and our Advisor’s ability to hire and retain qualified personnel.

We do not have any employees and are dependent upon the members of our Advisor’s senior management, particularly Mr. Pomeroy, our Chairman and Chief Executive Officer, and Mr. Michaud, our President, as well as other key personnel for the identification, evaluation, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan to originate Venture Loans in our Target Industries. Our future success depends on the continued service of Mr. Pomeroy and Mr. Michaud as well as the other senior members of our Advisor’s management team. If our Advisor were to lose the services of either Mr. Pomeroy or Mr. Michaud or any of the other senior members of our Advisor’s management team, we may not be able to operate our business as we expect, and our ability to compete could be harmed, either of which could cause our business, results of operations or financial condition to suffer. In addition, if more than one of Mr. Pomeroy, Mr. Michaud or Mr. Mathieu, our Chief Financial Officer, cease to be actively involved with us or our Advisor, and are not replaced by individuals satisfactory to Key within 90 days, Key could, absent a waiver or cure, demand repayment of any outstanding obligations under the Key Facility.

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

We cannot assure you that the Advisor will remain our investment advisor or that we will continue to have access to our Advisor’s investment professionals or its relationships. We would be required to obtain shareholder approval for a new investment management agreement in the event that (1) the Advisor resigns as our investment advisor or (2) a change of control or deemed change of control of the Advisor occurs. We cannot provide assurance that a new investment management agreement or new investment advisor would provide the same or equivalent services on the same or on as favorable of terms as the Investment Management Agreement or the Advisor.

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

Leverage is generally considered a speculative investment technique, and we intend to continue to borrow money as part of our business plan. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in us. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and capital resources.” Lenders of senior debt securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. However, any decrease in our income would cause net income to decline more sharply than it would have had we not leveraged. This decline could adversely affect our ability to make common stock distribution payments. In addition, because our investments may be illiquid, we may be unable to dispose of them or unable to do so at a favorable price in the event we need to do so, if we are unable to refinance any indebtedness upon maturity, and, as a result, we may suffer losses.

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

In addition to the leverage described above, we have securitized a large portion of our debt investments to generate cash for funding new investments and may seek to securitize additional debt investments in the future. To securitize additional debt investments in the future, we may create a wholly-owned subsidiary and sell and/or contribute a pool of debt investments to such subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers, who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools. We would retain all or a portion of the equity in any such securitized pool of loans. An inability to securitize part of our debt investments in the future could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, certain types of securitization transactions may expose us to greater risk of loss than would other types of financing.

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	-19.41%	-11.26%	-3.11%	5.05%	13.20%

____________

(1)	Assumes $225 million in total assets, $82 million in outstanding debt, $138 million in net assets, and an average cost of borrowed funds of 5.23% at December 31, 2014. Actual interest payments may be different.

Based on our outstanding indebtedness of $82 million as of December 31, 2014 and the average cost of borrowed funds of 5.23% as of that date, our investment portfolio would have been required to experience an annual return of at least 2.14% to cover annual interest payments on the outstanding debt.

If we are unable to comply with the covenants or restrictions in the Key Facility or make payments when due thereunder, our business could be materially adversely affected.

Our Key Facility is secured by a lien on the assets of our wholly owned subsidiary, Credit II. The breach of certain of the covenants or restrictions or our failure to make payments when due under the Key Facility, unless cured within the applicable grace period, would result in a default under the Key Facility that would permit the lender thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness and the lender may exercise rights available to them, including to the extent permitted under applicable law, the seizure of such assets without adjudication.

The Key Facility also requires Credit II and our Advisor to comply with various financial covenants, including maintenance by our Advisor of a minimum tangible net worth and limitations on the value of, and modifications to, the loan collateral that secures the Key Facility. Complying with these restrictions may prevent us from taking actions that we believe would help us to grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise restrict corporate activities, and could result in our failing to qualify as a RIC resulting in our becoming subject to corporate-level income tax. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information regarding our credit arrangements.

An event of default or acceleration under the Key Facility could also cause a cross-default or cross-acceleration of other debt instruments or contractual obligations, which would adversely impact our liquidity. We may not be granted waivers or amendments to the Key Facility, if for any reason we are unable to comply with the terms of the Key Facility and we may not be able to refinance the Key Facility on terms acceptable to us, or at all.

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

An active trading market for our 2019 Notes may not exist, which could limit holders’ ability to sell our 2019 Notes or affect the market price of the 2019 Notes.

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

Any default under the agreements governing our indebtedness, including a default under the Key Facility or the 2013-1 Securitization, or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2019 Notes and substantially decrease the market value of the 2019 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Key Facility and our 2013-1 Securitization or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lender under the Key Facility and our 2013-1 Securitization or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Key Facility and our 2013-1 Securitization or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lender under the Key Facility and our 2013-1 Securitization, could proceed against the collateral securing the debt. Because the Key Facility and our 2013-1 Securitization have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We are subject to certain risks as a result of our interests in connection with the 2013-1 Securitization and our equity interest in the 2013-1 Trust.

On June 28, 2013, in connection with the 2013-1 Securitization and the offering of the Asset-Backed Notes by the 2013-1 Trust, we sold and/or contributed to Horizon Funding 2013-1, LLC or the Trust Depositor, certain loans, or the Trust Loans, which the Trust Depositor in turn sold and/or contributed to the 2013-1 Trust in exchange for 100% of the equity interest in the 2013-1 Trust, cash proceeds and other consideration. Following these transfers, the 2013-1 Trust, and not the Trust Depositor or us, holds all of the ownership interest in the Trust Loans.

As a result of the 2013-1 Securitization, we hold, indirectly through the Trust Depositor, 100% of the equity interest of the 2013-1 Trust. As a result, we consolidate the financial statements of the Trust Depositor and the 2013-1 Trust, as well as our other subsidiaries, in our consolidated financial statements. Because each of the Trust Depositor and the 2013-1 Trust is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the Trust Depositor, and by the Trust Depositor to the 2013-1 Trust, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Further, a failure of the 2013-1 Trust to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the indenture under the 2013-1 Securitization, upon which the trustee under the 2013-1 Securitization, or the Trustee, may, and will at the direction of a supermajority of the holders of the Asset-Backed Notes (collectively, the “Noteholders”), declare the Asset-Backed Notes to be immediately due and payable and exercise remedies under the indenture, including (i) institute proceedings for the collection of all amounts then payable on the Asset-Backed Notes or under the indenture, enforce any judgment obtained, and collect from the 2013-1 Trust and any other obligor upon the Asset-Backed Notes monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the indenture with respect to the property of the 2013-1 Trust; (iii) exercise any remedies as a secured party under the relevant provisions of the applicable jurisdiction’s UCC and take other appropriate action under applicable law to protect and enforce the rights and remedies of the Trustee and the Noteholders; or (iv) sell the property of the 2013-1 Trust or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Apart from fees payable to us in connection with our role as servicer of the Trust Loans and the reimbursement of related amounts under the 2013-1 Securitization documents, we receive cash in connection with the 2013-1 Securitization only to the extent that the Trust Depositor receives payments in respect of its equity interest in the 2013-1 Trust. The holder of the equity interest in the 2013-1 Trust is the residual claimant on distributions, if any, made by the 2013-1 Trust after the Noteholders and other claimants have been paid in full on each payment date or upon maturity of the Asset-Backed Notes, subject to the priority of payment provisions under the 2013-1 Securitization documents. To the extent that the value of the 2013-1 Trust’s portfolio of Trust Loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted Trust Loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the Trust Loans, or for any other reason, the ability of the 2013-1 Trust to make cash distributions in respect of the Trust Depositor’s equity interest would be negatively affected and, consequently, the value of the equity interest in the 2013-1 Trust would also be reduced. In the event that we fail to receive cash indirectly from the 2013-1 Trust, we could be unable to make distributions in amounts sufficient to maintain our status as a RIC or at all.

The interests of the Noteholders may not be aligned with our interests.

The Asset-Backed Notes are debt obligations ranking senior in right of payment to the rights of the holder of the equity interest in the 2013-1 Trust (currently the Trust Depositor, our wholly owned subsidiary), as residual claimant in respect of distributions, if any, made by the 2013-1 Trust. As such, there are circumstances in which the interests of the Noteholders may not be aligned with the interests of the holder of the equity interest in the 2013-1 Trust. For example, under the terms of the documents governing the 2013-1 Securitization, the Noteholders have the right to receive payments of principal and interest prior to the holder of the equity interest in the 2013-1 Trust.

For as long as the Asset-Backed Notes remain outstanding, the Noteholders have the right to act in certain circumstances with respect to the Trust Loans in ways that may benefit their interests but not the interests of holder of the equity interest in the 2013-1 Trust, including by exercising remedies under the documents governing the 2013-1 Securitization.

If an event of default occurs, the Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the 2013-1 Securitization. For example, upon the occurrence of an event of default with respect to the Asset-Backed Notes, the Trustee may, and will at the direction of the holders of a supermajority of the Asset-Backed Notes, declare the principal, together with any accrued interest, of the Asset-Backed Note to be immediately due and payable. This would have the effect of accelerating the principal on such Asset-Backed Note, triggering a repayment obligation on the part of the 2013-1 Trust. The Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution is made to the holder of the equity interest in 2013-1 Trust. There can be no assurance that there will be sufficient funds through collections on the Trust Loans or through the proceeds of the sale of the Trust Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the Asset-Backed Notes, or to make any payment distribution to holder of the equity interest in the 2013-1 Trust.

Remedies pursued by the Noteholders could be adverse to our interests as the indirect holder of the equity interest in the 2013-1 Trust. The Noteholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the Noteholders will be consistent with the best interests of the Trust Depositor or that we will receive, indirectly through the Trust Depositor, any payments or distributions upon an acceleration of the Asset-Backed Notes. Any failure of the 2013-1 Trust to make distributions in respect of the equity interest that we indirectly hold through the Trust Depositor, whether as a result of an event of default and the acceleration of payments on the Asset-Backed Notes or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

Certain events related to the performance of Trust Loans could lead to the acceleration of principal payments on the Asset-Backed Notes.

The following constitute rapid amortization events, or Rapid Amortization Events, under the documents governing the 2013-1 Securitization: (i) the aggregate outstanding principal balance of all delinquent Trust Loans, and restructured Trust Loans that would constitute delinquent Trust Loans had such Trust Loans not become restructured Trust Loans, exceeds ten percent (10%) of the aggregate outstanding principal balance of the Trust Loans for a period of three consecutive months; (ii) the aggregate outstanding principal balance of defaulted Trust Loans exceeds five percent (5%) of the initial aggregate outstanding principal balance of the Trust Loans determined as of June 28, 2013 for a period of three consecutive months; (iii) the aggregate outstanding principal balance of the Asset-Backed Notes exceeds the borrowing base (which is a percentage of the outstanding principal balance of the Trust Loans less defaulted, delinquent, ineligible, and certain restructured Trust Loans and Trust Loans to issuers that exceed given thresholds) for a period of three consecutive months; (iv) the 2013-1 Trust’s pool of Trust Loans contains Trust Loans to ten or fewer obligors; and (v) the occurrence of an event of default under the documents governing the 2013-1 Securitization. After a Rapid Amortization Event has occurred, subject to the priority of payment provisions under the documents governing the 2013-1 Securitization, principal collections on the Trust Loans will be used to make accelerated payments of principal on the Asset-Backed Notes until the payment of principal balance of the Asset-Backed Notes is reduced to zero. Such an event could delay, reduce or eliminate the ability of the 2013-1 Trust to make payments or distributions in respect of the equity interest that we indirectly hold, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We have certain repurchase obligations with respect to the Trust Loans transferred in connection with the 2013-1 Securitization.

As part of the 2013-1 Securitization, we entered into a sale and contribution agreement and a sale and servicing agreement under which we would be required to repurchase any Trust Loan (or participation interest therein) which was sold to the 2013-1 Trust in breach of certain customary representations and warranties made by us or by the Trust Depositor with respect to such Trust Loan or the legal structure of the 2013-1 Securitization. To the extent that there is such a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the Trustee may, on behalf of the 2013-1 Trust, bring an action against us to enforce these repurchase obligations.

Because we distribute all or substantially all of our investment company taxable income to our stockholders, we will need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

To satisfy the requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or to avoid payment of corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our investment company taxable income. However, we may retain certain net long-term capital gains, pay applicable income taxes with respect thereto, and elect to treat such retained capital gains as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we continue to need capital to grow our debt investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are limited in our ability to issue equity securities at a price below the then current NAV per share. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

As a BDC, we generally are not able to issue our common stock at a price below the then current NAV per share without first obtaining the approval of our stockholders and our independent directors. If our common stock trades at a price below NAV per share and we do not receive such approval, our business could be materially adversely affected.

As a BDC, we generally are not able to issue our common stock at a price below the then current NAV per share without first obtaining the approval of our stockholders and our independent directors. While we currently have stockholder approval to offer our common stock at a price below NAV per share, which expires January 21, 2016, if our common stock subsequently trades at a price below NAV per share and we do not receive approval from our stockholders and our independent directors to issue common stock at a price below NAV per share, our ability to raise capital through the issuance of equity securities would be curtailed. This could limit our ability: to grow and make new investments; to attract and retain top investment professionals; to maintain deal flow and relations with top companies in our Target Industries and related entities such as venture capital and private equity sponsors; and to sustain a minimum efficient scale for a public company.

If we are unable to obtain additional debt financing, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility, Asset-Back Notes or 2019 Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until November 4, 2016, and, after such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on November 4, 2018, unless such date is extended in accordance with its terms. All outstanding amounts on our 2019 Notes are due and payable on March 15, 2019 unless redeemed prior to that date. The Asset-Backed Notes have a stated maturity of May 15, 2018. If we are unable to increase, renew or replace any such facility and enter into a new debt financing facility on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

We are subject to risks associated with the current interest rate environment that may affect our cost of capital and net investment income.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, because of the historically low interest rate environment and because the Federal Reserve has ended its quantitative easing program, we will likely experience rising interest rates, rather than falling rates, over our investment horizon.

Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Many of our investments have fixed interest rates, while the Key Facility has a floating interest rate. As a result, a significant change in interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using hedging instruments such as swaps, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions or any adverse developments from our use of hedging instruments could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to enter into appropriate hedging transactions when desired and any hedging transactions we enter into may not be effective.

Because many of our investments typically are not and will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our NAV.

Our investments consist, and we expect our future investments to consist, primarily of debt investments or securities issued by privately held companies. As these investments are not publicly traded, their fair value may not be readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated debt investment losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these investments on a quarterly basis, or more frequently as circumstances require, in accordance with our valuation policy and consistent with GAAP. Our Board employs an independent third-party valuation firm to assist them in arriving at the fair value of our investments. Our Board discusses valuations and determines the fair value in good faith based on the input of our Advisor and the third-party valuation firm. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of these investments.

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. This economic decline materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the repricing of credit risk in the broadly syndicated market. These disruptions in the capital markets also increased the spread between the yields realized on risk-free and higher risk securities and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of the U.S. government spending cuts that took effect March 1, 2013, the government shutdown in October 2013, or any further spending cuts or shutdowns. Unfavorable economic conditions, including future recessions, also could affect our investment valuations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of debt investments we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If our asset coverage ratio is not at least 200%, we are not permitted to pay distributions or issue additional senior securities. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. Moreover, if the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when we may be unable to do so or unable to do so on favorable terms.

As a BDC, we generally are not able to issue our common stock at a price below NAV per share without first obtaining the approval of our stockholders and our independent directors. We currently have such approval from our stockholders which expires on January 21, 2016. This requirement does not apply to stock issued upon the exercise of options, warrants or rights that we may issue from time to time. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if eventually passed, would modify this section of the 1940 Act and increases the amount of debt that BDCs may incur by modifying the asset coverage requirement from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

If we are unable to satisfy the requirements under the Code for qualification as a RIC, we will be subject to corporate-level federal income tax.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements contained in Subchapter M of the Code, as well as maintain our election to be regulated as a BDC under the 1940 Act. We must also meet the Annual Distribution Requirement (as described below) to avoid corporate-level federal income tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders.

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

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (1) dispose of certain investments quickly; (2) raise additional capital to prevent the loss of RIC status; or (3) engage in certain remedial actions that may entail the disposition of certain investments at disadvantageous prices that could result in substantial losses, and the payment of penalties, if we qualify to take such actions. Because most of our investments are and will be in development-stage companies within our Target Industries, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the asset diversification requirements, it could take a longer time to invest such capital. During this period, we will invest in temporary investments, such as money market funds, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of our investments in secured and amortizing debt investments.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the original issue discount that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. We do not have a policy limiting our ability to invest in original issue discount instruments, including payment-in-kind debt investments. Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement.

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level federal income tax on all our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2014, 2013 and 2012 was 9.5%, 11.5% and 10.3%, respectively.

If we make loans to borrowers or acquire loans that contain deferred payment features, such as loans providing for the payment of portions of principal and/or interest at maturity, this could increase the risk of default by our borrowers.

Our investments with deferred payment features, such as debt investments providing for ETPs, may represent a higher credit risk than debt investments requiring payments of all principal and accrued interest at regular intervals over the life of the debt investments. For example, even if the accounting conditions for income accrual were met during the period when the obligation was outstanding, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation. The amount of ETPs due under our investments having such a feature currently represents a small portion of the applicable borrowers’ total repayment obligations under such investments. However, deferred payment arrangements increase the incremental risk that we will not receive a portion of the amount due at maturity. Additionally, because investments with a deferred payment feature may have the effect of deferring a portion of the borrower’s payment obligation until maturity of the debt investment, it may be difficult for us to identify and address developing problems with borrowers in terms of their ability to repay us. Any such developments may increase the risk of default on our debt investments by borrowers.

The borrowing needs of our portfolio companies are unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded commitments to extend credit, which could have a material adverse effect on our business, financial condition and results of operations.

A commitment to extend credit is a formal agreement to lend funds to our portfolio companies as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our portfolio companies under these commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon, and as such, the total amount of unfunded commitments does not reflect our expected future cash funding requirements. Because of the credit profile of our portfolio companies, we typically have a substantial amount of total unfunded credit commitments, which amount is not reflected on our balance sheet. The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of financing from venture capital firms. In addition, limited partner investors of some of our portfolio companies may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our portfolio companies’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our portfolio companies may have a material adverse effect on our business, financial condition and results of operations.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are prohibited from acquiring any assets other than qualifying assets (as defined under the 1940 Act) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2014 and 2013, 100% of our assets were qualifying assets, and we expect that substantially all of our assets that we may acquire in the future will be qualifying assets, although we may decide to make other investments that are not qualifying assets to the extent permitted by the 1940 Act. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets may not be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. See Item 1 above, “Regulation — Qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC. If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

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

The incentive fee payable by us to our Advisor may also induce our Advisor to pursue investments on our behalf that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash. In addition, the “catch-up” portion of the incentive fee may encourage our Advisor to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in the timing and amounts of distributions. Our governing documents do not limit the number of debt investments we may make with deferred interest features or the proportion of our income we derive from such debt investments.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that, among other things, owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to an affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to that person or certain of that person’s affiliates, or entering into prohibited joint transactions with those persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.

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

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, the Board will determine the fair value of these securities in good faith as described above in “— Because many of our investments typically are not and will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our NAV.” In connection with that determination, investment professionals from the Advisor may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s management fee is based, in part, on our average gross assets (including assets acquired with the proceeds of leverage) and our incentive fees will be based, in part, on unrealized gains and losses.

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

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including: our ability to make investments in companies that meet our investment criteria, the interest rate payable on our debt investments, the default rate on these investments, the level of our expenses, variations in, and the timing of, the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, we have historically experienced greater investment activity during the second and fourth quarters relative to other periods. As a result of these factors, you should not rely on the results for any prior period as being indicative of our performance in future periods.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

Our business is highly dependent on the Advisor and its affiliates’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

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

General economic conditions may affect our activities and the operation and value of our portfolio companies. Economic slowdowns or recessions may result in a decrease of institutional equity investment, which would limit our lending opportunities. Furthermore, many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

Any unrealized depreciation we experience on our debt investments may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at fair value which shall be the market value of our investments or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures approved by our Board in accordance with our valuation policy. We are not permitted to maintain a reserve for debt investment losses. Decreases in the fair values of our investments are recorded as unrealized depreciation. Any unrealized depreciation in our debt investments could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected debt investments. This could result in realized losses in the future and ultimately reduces our income available for distribution in future periods.

If the assets securing the debt investments we make decrease in value, we may not have sufficient collateral to cover losses and may experience losses upon foreclosure.

We believe our portfolio companies generally are and will be able to repay our debt investments from their available capital, from future capital-raising transactions or from cash flow from operations. However, to mitigate our credit risks, we typically take a security interest in all or a portion of the assets of our portfolio companies, including the equity interests of their subsidiaries. There is a risk that the collateral securing our debt investments may decrease in value over time, may be difficult to appraise or sell in a timely manner and may fluctuate in value based upon the business and market conditions, including as a result of an inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration of a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration of the value of the collateral for the debt investment. Consequently, although such debt investment is secured, we may not receive principal and interest payments according to the debt investment’s terms and the value of the collateral may not be sufficient to recover our investment should we be forced to enforce our remedies.

In addition, because we invest in development-stage companies in our Target Industries, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory, equipment, cash and accounts receivables. Intellectual property, if any, which secures a debt investment could lose value if the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. In addition, in lieu of a security interest in a portfolio company’s intellectual property we may sometimes obtain a security interest in all assets of the portfolio company other than intellectual property and also obtain a commitment by the portfolio company not to grant liens to any other creditor on the company’s intellectual property. In these cases, we may have additional difficulty recovering our principal in the event of a foreclosure. Similarly, any equipment securing our debt investments may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.

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

We plan to generally invest in debt investments with terms of up to four years and hold such investments until maturity, unless earlier prepaid, and we do not expect that our related holdings of equity securities will provide us with liquidity opportunities in the near-term. We expect to primarily invest in companies whose securities are not publicly-traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. We may also face other restrictions on our ability to liquidate an investment in a public portfolio company to the extent that we possess material non-public information regarding the portfolio company. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to dispose of our investments in the near term. However, we may be required to do so in order to maintain our qualification as a BDC and as a RIC if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Because most of our investments are illiquid, we may be unable to dispose of them, in which case we could fail to qualify as a RIC and/or BDC, or we may not be able to dispose of them at favorable prices, and as a result, we may suffer losses.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We plan to invest primarily in debt investments issued by our portfolio companies. Some of our portfolio companies are permitted to have other debt that ranks equally with, or senior to, our debt investments in the portfolio company. By their terms, these debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our debt investments. These debt instruments may prohibit the portfolio companies from paying interest on or repaying our investments in the event of, and during, the continuance of a default under the debt instruments. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any payment in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with our debt investments, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though certain of our investments are structured as senior debt investments, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a portfolio company’s business, including in rendering significant managerial assistance, or instances where we exercise control over the portfolio company.

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

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. For example, most of our debt investments have historically been repaid prior to maturity by our portfolio companies. At the time of a liquidity event, such as a sale of the business, refinancing or public offering, many of our portfolio companies have availed themselves of the opportunity to repay our debt investments prior to maturity. Our investments generally allow for repayment at any time subject to certain penalties. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Our future success and competitive position depends in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our investments and/or constitutes a significant portion of the portfolio companies’ value that may be available in a downside scenario to repay our debt investments. Our portfolio companies rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights or other intellectual property rights, protect their trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement.

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

Risks related to our common stock

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and, a portion of distributions paid to you may be a return of capital.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more risk factors described in this report. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with BDC regulation and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, the amount available for distribution could be reduced.

On an annual basis, we must determine the extent to which any distributions we made were paid out of current or accumulated earnings, recognized capital gains or capital. To the extent our future distributions include a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock.

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

These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock. It is a default under our Key Facility if (i) a person or group of persons (within the meaning of the Exchange Act) acquires beneficial ownership of 20% or more of our issued and outstanding common stock or (ii) during any twelve-month period, individuals who at the beginning of such period constituted our Board cease for any reason, other than death or disability, to constitute a majority of the directors in office. If either event were to occur, Key could accelerate our repayment obligations under, and/or terminate, our Key Facility.

If we elect to issue preferred stock, holders of any such preferred stock will have the right to elect members of our Board and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

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

The issuance or sale by us of shares of our common stock at a discount to NAV poses a risk of dilution to our current stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in NAV per share (as well as in the aggregate NAV of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

Stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions payable to stockholders that are participants in our dividend reinvestment plan, or DRIP, are automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the DRIP will experience dilution in their ownership interest over time.

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

Upon issuance, any publicly issued debt securities that we may issue will not have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will ever develop or, if developed, will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rate of interest higher or lower than rate borne by the debt securities.

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

Subsequent sales in the public market of substantial amounts of our common stock by the selling stockholder may have an adverse effect on the market price of our common stock, and the registration of a substantial amount of insider shares, whether or not actually sold, may have a negative impact on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, whether or not actually sold, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters and our Advisor’s headquarters are currently located at 312 Farmington Avenue, Farmington, Connecticut 06032. We believe that our office facilities are suitable and adequate to our business.

Item 3.  Legal Proceedings

Neither we nor our Advisor is currently subject to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock is traded on the NASDAQ Global Select Market, under the symbol “HRZN.” The following table sets forth, for each fiscal quarter since January 1, 2013, the range of high and low closing sales price of our common stock, the closing sales price as a percentage of our NAV and the distributions declared per share by us for each quarter.

		Closing Sales Price		Premium/ Discount of High Sales Price to	Premium/ Discount of Low Sales Price to	Distributions Declared Per
Period	NAV(1)	High	Low	NAV(2)	NAV(2)	Share (3)
Year ended December 31, 2014
Fourth Quarter	$14.36	$14.27	$13.45	(1)%	(6)%	$0.345	(4)
Third Quarter	$14.38	$14.72	$12.90	2%	(10)%	$0.345
Second Quarter	$14.23	$14.89	$12.59	5%	(12)%	$0.345
First Quarter	$14.32	$14.61	$12.43	2%	(13)%	$0.345
Year ended December 31, 2013
Fourth Quarter	$14.14	$14.34	$12.95	1%	(8)%	$0.345
Third Quarter	$14.95	$14.47	$13.26	(3)%	(11)%	$0.345
Second Quarter	$14.89	$14.69	$12.93	(1)%	(13)%	$0.345
First Quarter	$15.12	$15.93	$14.38	5%	(5)%	$0.345

(1)	The NAV per share presented in the table is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs per share shown is based on outstanding shares at the end of such period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)	We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, unless they specifically opt out of the DRIP so as to receive cash distributions.

(4)	$0.115 of which is payable on March 16, 2015.

The last reported price for our common stock on March 6, 2015 was $14.08 per share. As of March 6, 2015 we had thirteen stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2014, 2013 and 2012.

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

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. We refer to such amount as the Annual Distribution Requirement in this annual report on Form 10-K. Additionally, we must distribute an amount generally at least equal to the sum of at least 98% of our ordinary income for the calendar year (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year; plus any net ordinary income or capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal corporate income tax to avoid a U.S. federal excise tax. If we do not distribute at least a certain minimum percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such undistributed income. Distributions of any such carryover taxable income must be made through a distribution declared the latter of the filing date of the final tax return related to the year in which such taxable income was generated or the 15th day of the ninth month following the taxable year, in order to count towards the satisfaction of the Annual Distribution Requirement in the year in which such income was generated. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Regulation — Taxation as a RIC.”

We have adopted an “opt out” DRIP for our common stockholders. As a result, if we make a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, unless they specifically opt out of the DRIP. If a stockholder opts out, that stockholder receives cash distributions. Although distributions paid in the form of additional shares of common stock are generally subject to U.S. federal, state and local taxes, stockholders participating in our DRIP do not receive any corresponding cash distributions with which to pay any such applicable taxes. We may use newly issued shares to implement the DRIP, or we may purchase shares in the open market in connection with our obligations under the DRIP.

The following table reflects the monthly cash distributions, including dividends and returns of capital per share that our Board has declared since January 1, 2013, including shares issued under our DRIP, on our common stock:

Record Dates	Payment Date	Distributions Declared
Year ended December 31, 2014
February 19, 2015	March 16, 2015	$0.115
January 20, 2015	February 13, 2015	0.115
December 17, 2014	January 15, 2015	0.115
November 19, 2014	December 15, 2014	0.115
October 20, 2014	November 17, 2014	0.115
September 18, 2014	October 15, 2014	0.115
August 19, 2014	September 15, 2014	0.115
July 21, 2014	August 15, 2014	0.115
June 18, 2014	July 17, 2014	0.115
May 20, 2014	June 16, 2014	0.115
April 17, 2014	May 15, 2014	0.115
March 19, 2014	April 15, 2014	0.115
Total		$1.380

Year ended December 31, 2013
February 17, 2014	March 17, 2014	$0.115
January 20, 2014	February 14, 2014	0.115
December 16, 2013	January 15, 2014	0.115
November 19, 2013	December 16, 2013	0.115
October 17, 2013	November 15, 2013	0.115
September 18, 2013	October 15, 2013	0.115
August 19, 2013	September 16, 2013	0.115
July 17, 2013	August 15, 2013	0.115
June 20, 2013	July 15, 2013	0.115
May 20, 2013	June 17, 2013	0.115
April 18, 2013	May 15, 2013	0.115
March 20, 2013	April 15, 2013	0.115
Total		$1.380

On March 6, 2015, our Board declared distributions as set forth in the following table:

Record Dates	Payment Date	Distributions Declared
May 20, 2015	June 15, 2015	$0.115
April 20, 2015	May 15, 2015	$0.115
March 20, 2015	April 15, 2015	$0.115

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial-100 Index and the S&P BDC Index, for the period from October 29, 2010 (the date that our common stock was first listed on NASDAQ) through December 31, 2014. The graph assumes that, on October 29, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, the NASDAQ Financial-100 Index and the S&P BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected consolidated financial data of the Company as of December 31, 2014, 2013, 2012, 2011 and 2010, and for the years ended December 31, 2014, 2013, 2012 and 2011, the period from October 29, 2010 to December 31, 2010 and the period from January 1, 2010 to October 28, 2010 are derived from the consolidated financial statements that have been audited by McGladrey LLP, an independent registered public accounting firm. For the period prior to October 29, 2010, the financial data refer to Compass Horizon, our predecessor company. These selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Post-initial public offering as a BDC					Pre-initial public offering prior to becoming a BDC
(In thousands, except per share data)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010	January 1, 2010 to October 28, 2010
Statement of Operations Data:
Total investment income	$31,254	$33,643	$26,664	$24,054	$3,251	$14,956
Base management fee	4,410	5,209	4,208	4,192	668	2,019
Performance based incentive fee	2,005	3,318	2,847	3,013	414	—
All other expenses	13,962	11,605	7,382	6,127	810	3,912
Net investment income before excise tax	10,877	13,511	12,227	10,722	1,359	9,025
Provision for excise tax	(160)	(240)	(231)	(211)	—	—
Net investment income	10,717	13,271	11,996	10,511	1,359	9,025
Net realized (loss) gain on investments	(3,576)	(7,509)	108	6,316	611	69
Provision for excise tax	—	—	—	(129)	—	—
Net unrealized appreciation (depreciation) on investments	8,289	(2,254)	(8,113)	(5,702)	1,449	1,481
Credit for loan losses	—	—	—	—	—	739
Net increase in net assets resulting from operations	$15,430	$3,508	$3,991	$10,996	$3,419	$11,314
Per Share Data:
Net asset value	$14.36	$14.14	$15.15	$17.01	$16.75	N/A
Net investment income	1.11	1.38	1.41	1.38	0.18	N/A
Net realized (loss) gain on investments	(0.37)	(0.78)	0.01	0.81	0.08	N/A
Net change in unrealized appreciation (depreciation) on investments	0.86	(0.23)	(0.95)	(0.75)	0.19	N/A
Net increase in net assets resulting from operations	1.60	0.37	0.47	1.44	0.45	N/A
Per share distributions declared	1.38	1.38	2.15	1.18	0.22	N/A
Dollar amount of distributions declared	$13,282	$13,236	$18,777	$8,983	$1,662	N/A
Statement of Assets and Liabilities Data at Period End:
Investments, at fair value/book value	$205,101	$221,284	$228,613	$178,013	$136,810	N/A
Other assets	20,095	42,453	11,045	19,798	79,395	N/A
Total assets	225,196	263,737	239,658	197,811	216,205	N/A
Long-term obligations	81,753	122,343	89,020	64,571	87,425	N/A
Total liabilities	86,948	127,902	94,686	67,927	89,010	N/A
Total net assets/members’ capital	$138,248	$135,835	$144,972	$129,884	$127,195	N/A
Other data:
Weighted annualized yield on income producing investments at fair value	15.3%	14.4%	14.2%	14.6%	14.6%	N/A
Number of portfolio companies at period end	50	49	45	38	32	32

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

Forward-looking statements

This annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing debt investments and warrants;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our Advisor;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	our regulatory structure and tax status;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	our ability to cause a subsidiary to become a licensed small business investment company;

•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us;

•	the ability of our Advisor to attract and retain highly talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Item 1A – Risk Factors” and elsewhere in this annual report on Form 10-K.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to generate current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively lend to publicly traded companies in our Target Industries. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Our investment activities, and our day-to-day operations, are managed by our Advisor and supervised by our Board, of which a majority of the members are independent of us. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee and an incentive fee for its advisory services to us. We have also entered into the Administration Agreement under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

Portfolio composition and investment activity

The following table shows our portfolio by asset class as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	# of Investments	Fair Value	% of Total Portfolio	# of Investments	Fair Value	% of Total Portfolio
			(In thousands)
Term loans	49	$189,127	92.2%	48	$201,846	91.2%
Revolving loans	1	10,053	4.9	1	11,908	5.4
Total loans	50	199,180	97.1	49	213,754	96.6
Warrants	75	4,603	2.2	73	6,036	2.7
Other investments	1	300	0.2	1	400	0.2
Equity	4	1,018	0.5	3	1,094	0.5
Total		$205,101	100.0%		$221,284	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Beginning portfolio	$221,284	$228,613
New debt investments	95,323	88,362
Less refinanced balances	—	—
Net new debt investments	95,323	88,362
Principal received on investments	(42,830)	(41,166)
Early pay-offs	(66,675)	(46,331)
Accretion of debt investment fees	2,339	2,635
New debt investment fees	(1,392)	(1,076)
New equity	12	73
Sales of investments	(7,673)	(200)
Net realized loss on investments	(3,576)	(7,299)
Net appreciation (depreciation) on investments	8,289	(2,254)
Other	—	(73)
Ending portfolio	$205,101	$221,284

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Debt investments at Fair Value	Percentage of Total Portfolio	Debt investments at Fair Value	Percentage of Total Portfolio
		(In thousands)
Life Science
Biotechnology	$21,253	10.7%	$16,376	7.7%
Medical Device	22,225	11.2	14,765	6.9
Technology
Communications	17,732	8.9	9,359	4.4
Consumer-Related	6,337	3.2	—	—
Internet and Media	—		6,019	2.8
Networking	981	0.5	963	0.5
Power Management	—		13,044	6.1
Semiconductors	30,355	15.2	37,450	17.5
Software	53,583	26.9	66,583	31.1
Cleantech
Alternative Energy	8,009	4.0	11,771	5.5
Consumer-Related	396	0.2	—
Energy Efficiency	4,414	2.2	11,403	5.3
Waste Recycling	—	—	680	0.3
Healthcare Information and Services
Diagnostics	17,637	8.8	12,140	5.7
Other	6,946	3.5	6,904	3.2
Software	9,312	4.7	6,297	3.0
Total	$199,180	100.0%	$213,754	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 24% and 22% of total debt investments outstanding as of December 31, 2014 and 2013, respectively. No single debt investment represented more than 10% of our total debt investments outstanding as of December 31, 2014 or 2013.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and increased risk. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Debt investment at Fair Value	Percentage of debt investment	Debt investment at Fair Value	Percentage of debt investment
		(In thousands)
Credit Rating
4	$44,082	22.1%	$30,385	14.2%
3	138,109	69.4	167,231	78.3
2	11,746	5.9	2,199	1.0
1	5,243	2.6	13,939	6.5
Total	$199,180	100.0%	$213,754	100.0%

As of December 31, 2014 and 2013, our debt investment had a weighted average credit rating of 3.1 and 3.0, respectively. As of December 31, 2014, there were two investments with an internal credit rating of 1, with an aggregate cost of $5.4 million and an aggregate fair value of $5.2 million. As of December 31, 2013, there were five investments with an internal credit rating of 1, with an aggregate cost of $23.2 million and an aggregate fair value of $13.9 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Total investment income	$31,254	$33,643	$26,664
Total expenses	20,377	20,132	14,437
Net investment income before excise tax	10,877	13,511	12,227
Provision for excise tax	(160)	(240)	(231)
Net investment income	10,717	13,271	11,996
Net realized (loss) gain	(3,576)	(7,509)	108
Net unrealized appreciation (depreciation)	8,289	(2,254)	(8,113)
Net increase in net assets resulting from operations	$15,430	$3,508	$3,991
Average investments, at fair value	$204,862	$233,045	$187,760
Average debt outstanding	$102,754	$115,562	$62,973

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $2.4 million, or 7.1%, to $31.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. For the year ended December 31, 2014, total investment income consisted primarily of $28.6 million in interest income from investments, which included $6.0 million in income from the accretion of origination fees and ETPs, and $2.6 million of fee income. Interest income on investments decreased by $3.3 million, or 10.2%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Interest income on investments decreased primarily due to a decrease of $28.2 million, or 12.1%, in the average size of our investment portfolio. Fee income on investments was primarily comprised of debt investment prepayment fees collected from our portfolio companies and increased by $0.9 million, or 50.5% primarily due to a larger aggregate amount of principal prepayments for the year ended December 31, 2014.

Total investment income increased by $7.0 million, or 26.2%, to $33.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. For the year ended December 31, 2013, total investment income consisted primarily of $31.9 million in interest income from investments, which included $6.4 million in income from the accretion of origination fees and ETPs, and $1.7 million of fee income. Interest income on investments increased by $6.6 million, or 26.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Interest income on investments increased primarily due to an increase of $45.3 million, or 24.1%, in the average size of our investment portfolio. Fee income on investments was primarily comprised of debt investment prepayment fees collected from our portfolio companies and increased by $0.4 million, or 26.5% primarily due to a one-time success fee received upon the completion of an acquisition of one of our portfolio companies.

For the years ended December 31, 2014, 2013 and 2012, our dollar-weighted annualized yield on average debt investments was 15.3%, 14.4% and 14.2%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 20%, 23% and 22% of investment income for the years ended December 31, 2014, 2013 and 2012, respectively.

Expenses

Total expenses increased by $0.2 million, or 1.2%, to $20.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Total expenses increased by $5.7 million, or 39.4%, to $20.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Total expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.6 million, or 7.2%, to $8.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to the acceleration of $1.1 million of unamortized debt issuance costs and a $0.8 million prepayment fee related to the termination of our Term Loan Facility, offset by a decrease in average borrowings of $12.8 million, or 11.1%. Interest expense increased by $3.8 million, or 89.7%, to $8.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Interest expense increased primarily due to an increase in average borrowings of $52.6 million, or 83.5%.

Base management fee expense decreased by $0.8 million, or 15.3%, to $4.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Base management fee expense decreased primarily due to (i) a decrease in average gross assets of $19.6 million, or 7.4%, (ii) our Advisor’s waiver of base management fees of $0.2 million, and (iii) as of July 1, 2014, the base management fee was calculated on gross assets less cash and cash equivalents. Base management fee expense increased by $1.0 million, or 23.8%, to $5.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Base management fee expense increased primarily due to an increase in average gross assets of $56.4 million, or 26.9%.

Performance based incentive fee expense decreased by $1.3 million, or 39.6%, to $2.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Performance based incentive fee decreased primarily due to lower Pre-Incentive Fee Net Investment Income as a result of the one-time costs associated with the termination of our Term Loan Facility. Performance based incentive fee increased by $0.5 million, or 16.5%, to $3.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Performance based incentive fee increased primarily due to part one of the incentive fee increasing as Pre-Incentive Fee Net Investment Income increased year over year.

In 2014 and 2013 we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2014 and 2013, the Company elected to carry forward taxable income in excess of current year distributions of $4.0 million and $6.1 million, respectively, and recorded at both December 31, 2014 and 2013 an excise tax payable of $0.2 million.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the year ended December 31, 2014 increased compared to the year ended December 31, 2013, due to increased legal fees and other costs associated with certain non-accrual investments and other assets. We believe there will be no ongoing expenses associated with these non-accrual investments.

Net realized gains and losses and net unrealized appreciation and depreciation

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized. Realized gains or losses on investments include investments charged off during the period, net of recoveries. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the year ended December 31, 2014, we realized net losses totaling $3.6 million primarily due to the resolution of three debt investments that were previously on non-accrual status which were partially offset by realized gains on the sale of equity received upon the exercise of warrants. As a result of the resolution of the debt investments that were on non-accrual, we recognized $5.0 million of realized net losses and $7.6 million of unrealized appreciation. During the year ended December 31, 2013, we realized losses totaling $7.5 million primarily due to two debt investments that were on non-accrual status. During the year ended December 31, 2012, we realized net gains totaling $0.1 million primarily due to the sale of equity received upon the exercise of warrants of one portfolio company.

During the year ended December 31, 2014, net unrealized appreciation on investments totaled $8.3 million which was primarily due to the reversal of previously recorded unrealized depreciation on three debt investments that were settled in the period and one debt investment that returned to accrual status. During the year ended December 31, 2013, net unrealized depreciation on investments totaled $2.3 million which was primarily due to the unrealized depreciation on debt investments on non-accrual status offset by the reversal of previously recorded unrealized depreciation on debt investments that were settled in the period. During the year ended December 31, 2012, net unrealized depreciation on investments totaled $8.1 million which was primarily due to the unrealized depreciation on the debt investments on non-accrual status.

Liquidity and capital resources

As of December 31, 2014 and 2013, we had cash and investments in money market funds of $8.4 million and $26.5 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses and pay distributions. In addition, as of December 31, 2014 and 2013, we had $2.9 million and $6.0 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes. Our primary sources of capital have been from our private and public equity offerings, use of our revolving credit facilities and issuance of our 2019 Notes and Asset-Backed Notes.

As of December 31, 2014, the outstanding principal balance under the Key Facility was $10.0 million. As of December 31, 2014 and 2013, we had borrowing capacity under the Key Facility of $40.0 million and $50.0 million, respectively, of which $35.6 million and $4.8 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities provided cash of $36.7 million for the year ended December 31, 2014, and our financing activities used cash of $53.6 million for the same period. Our operating activities provided cash primarily from principal payments received on debt investments, partially offset by investments made in portfolio companies. Our financing activities used cash primarily to pay down borrowings and pay distributions to our stockholders.

Our operating activities provided cash of $6.5 million for the year ended December 31, 2013, and our financing activities provided cash of $17.8 million for the same period. Our operating activities provided cash primarily from principal payments received on debt investments, offset by investments made in portfolio companies. Our financing activities provided cash primarily from the issuance of our Asset-Backed Notes. This increase from investing activities was partially offset by repayments of $56.7 million of borrowings and $12.6 million of distributions paid to our stockholders.

Our operating activities used cash of $36.1 million for the year ended December 31, 2012, and our financing activities provided cash of $35.8 million for the same period. Our operating activities used cash primarily for investing in portfolio companies, net of principal payments received. Our financing activities provided cash primarily from the issuance of our 2019 Notes for net proceeds of $31.7 million, and the completion of a follow-on public offering of 1.9 million shares of common stock for net proceeds of $29.5 million. These increases from investing activities were partially offset by repayments of $8.6 million of borrowings and $15.1 million of distributions paid to our stockholders.

Our primary use of available funds is to make debt investments in portfolio companies and for general corporate purposes. We expect to raise additional equity and debt capital opportunistically as needed, and subject to market conditions, to support our future growth to the extent permitted by the 1940 Act.

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

Current borrowings

The following table shows our borrowings as of December 31, 2014 and 2013:

	December 31, 2014
	Total Commitment	Balance Outstanding	Unused Commitment
	(In thousands)
Asset-Backed Notes	$38,753	$38,753	$—
Key Facility	50,000	10,000	40,000
2019 Notes	33,000	33,000	—
Total	$121,753	$81,753	$40,000

	December 31, 2013
	Total Commitment	Balance Outstanding	Unused Commitment
	(In thousands)
Asset-Backed Notes	$79,343	$79,343	$—
Fortress Facility	75,000	10,000	65,000
Key Facility	50,000	—	50,000
2019 Notes	33,000	33,000	—
Total	$237,343	$122,343	$115,000

On November 4, 2013, through our wholly owned subsidiary, Credit II, we renewed and amended our revolving credit facility which, among other things, assigned all rights and obligations to Key. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate was 4.00% as of December 31, 2014 and 2013.

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

On March 23, 2012, we issued and sold aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future senior unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2014, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the NYSE under the symbol “HTF”.

We, through our wholly owned subsidiary Credit III entered into the Fortress Facility, on August 23, 2012. The interest rate on the Fortress Facility was based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The interest rate was 7.00% as of December 31, 2013.

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

Effective June 17, 2014, we terminated the Fortress Facility. In connection therewith, a loan and security agreement and other related documents governing the Fortress Facility were also terminated. As such, we have no borrowing capacity under the Fortress Facility as of December 31, 2014. Upon termination of the Fortress Facility, we accelerated $1.1 million of unamortized debt issuance cost and paid a $0.8 million prepayment fee.

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

The Asset-Backed Notes were issued by 2013-1 Trust pursuant to a note purchase agreement, or the Note Purchase Agreement, dated as of June 28, 2013, by and among us, the Trust Depositor, as the Trust Depositor, 2013-1 Trust and Guggenheim Securities, LLC, or Guggenheim Securities, as initial purchaser, and are backed by a pool of loans, or the Trust Loans, made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The Trust Loans are serviced by us. In connection with the issuance and sale of the Asset-Backed Notes, we have made customary representations, warranties and covenants in the Note Purchase Agreement. The Asset-Backed Notes are secured obligations of 2013-1 Trust and are non-recourse to us.

As part of the transaction, we entered into a sale and contribution agreement, or the Sale and Contribution Agreement, dated as of June 28, 2013, with the Trust Depositor, pursuant to which we sold or contributed the Trust Loans to the Trust Depositor. We made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Trust Loans as of the date of the transfer of the Trust Loans to the Trust Depositor. We also entered into a sale and servicing agreement, or the Sale and Servicing Agreement, dated as of June 28, 2013, with the Trust Depositor and 2013-1 Trust pursuant to which the Trust Depositor sold or contributed the Trust Loans to 2013-1 Trust. We made customary representations, warranties and covenants in the Sale and Servicing Agreement. We serve as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, the Trust Depositor entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

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

As of December 31, 2014 and 2013, other assets were $4.0 million and $5.7 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2014:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$81,753	$11,674	$29,914	$40,165	$—
Unfunded commitments	25,700	25,700	—	—	—
Total	$107,453	$37,374	$29,914	$40,165	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2014, we had unfunded commitments of $25.7 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the financial instruments that we hold on our balance sheet. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

In addition to the Key Facility, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components (1) a base management fee equal to a percentage of the value of our gross assets less cash or cash equivalents and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligations under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. See Note 3 to our consolidated financial statements for additional information regarding our Investment Management Agreement and our Administration Agreement.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute an amount generally at least equal to 90% of our investment company taxable income to our stockholders on an annual basis. Additionally, we must distribute or be deemed to have distributed by December 31 of each calendar year an amount generally at least equal to the sum of 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year and 98.2% of the excess of our capital gains over our capital losses (adjusted for certain ordinary losses), generally computed on the basis of the one-year period ending on October 31 of such calendar year; and 100% of any ordinary income and the excess of capital gains over capital losses for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal corporate excise tax. We intend to make monthly distributions to our stockholders as determined by our Board.

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

We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. If our common stock is trading above net asset value, a stockholder receiving distributions in the form of additional shares of our common stock will be treated as receiving a distribution of an amount equal to the fair market value of such shares of our common stock. We may use newly issued shares to implement the DRIP, or we may purchase shares in the open market in connection with our obligations under the DRIP.

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Advisers Act. The investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2014, 2013 and 2012, we paid the Advisor $6.4 million, $8.5 million and $7.1 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, Messrs. Pomeroy and Michaud may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our General Counsel, Secretary and Chief Compliance Officer, our Chief Financial Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations.

The predecessor of the Advisor has granted the Company a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor may manage other investment vehicles (“Advisor Funds”) with the same investment strategy as us. The Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in such investments. Accordingly, we may apply for exemptive relief which would permit us to co-invest subject to certain conditions, including, without limitation, approval of such investments by both a majority of our directors who have no financial interest in such transaction and a majority of directors who are not interested persons of us as defined in the 1940 Act.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the year ended December 31, 2014, we recognized as interest income interest payments of $0.3 million received from one portfolio company whose debt investment was on non-accrual status.

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including advisory fees, commitment fees, amendment fees, non-utilization fees, success fees and prepayment fees. In a limited number of cases, we may also receive a non-refundable deposit earned upon the termination of a transaction. Debt investment origination fees, net of certain direct origination costs, are deferred, and along with unearned income, are amortized as a level yield adjustment over the respective term of the debt investment. All other income is recorded into income when earned. Fees for counterparty debt investment commitments with multiple debt investments are allocated to each debt investment based upon each debt investment’s relative fair value. When a debt investment is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the debt investment is returned to accrual status.

Certain debt investment agreements also require the borrower to make an ETP that is accrued into income over the life of the debt investment to the extent such amounts are expected to be collected. We will generally cease accruing the income if there is insufficient value to support the accrual or if we do not expect the borrower to be able to pay all principal and interest due.

In connection with substantially all lending arrangements, we receive warrants to purchase shares of stock from the borrower. We record the warrants as assets at estimated fair value on the grant date using the Black-Scholes valuation model. We consider the warrants loan fees and record them as unearned income on the grant date. The unearned income is recognized as interest income over the contractual life of the related debt investment in accordance with our income recognition policy. Subsequent to origination, the warrants are also measured at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains on investments.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions, we will accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2014 and 2013.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were at floating and fixed rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2014 and 2013, 64% and 11%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates and 36% and 89%, respectively, of the outstanding principal amount of our debt investment bore interest at fixed rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2014 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on the assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which appears in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2014 and 2013, by correspondence with custodians or borrowers or by other appropriate auditing procedures where replies from custodian or borrowers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Technology Finance Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 10, 2015 expressed an unqualified opinion on the effectiveness of Horizon Technology Finance Corporation’s internal control over financial reporting.

/s/  McGladrey LLP

New Haven, Connecticut

March 10, 2015

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited Horizon Technology Finance Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Horizon Technology Finance Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, 2013 and 2012, and our report dated March 10, 2015 expressed an unqualified opinion.

/s/McGladrey LLP

New Haven, Connecticut

March 10, 2015

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share data)

	December 31,
	2014	2013

Assets
Non-affiliate investments at fair value (cost of $209,838 and $234,310, respectively) (Note 4)	$205,101	$221,284
Investment in money market funds	27	1,188
Cash	8,417	25,341
Restricted investments in money market funds	2,906	5,951
Interest receivable	4,758	4,240
Other assets	3,987	5,733
Total assets	$225,196	$263,737

Liabilities
Borrowings (Note 6)	$81,753	$122,343
Distribution payable	3,322	3,315
Base management fee payable (Note 3)	356	439
Incentive fee payable (Note 3)	799	852
Other accrued expenses	718	953
Total liabilities	86,948	127,902

Commitments and Contingencies (Notes 7 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,628,124 and 9,608,949 shares outstanding as of December 31, 2014 and 2013, respectively	10	10
Paid-in capital in excess of par	155,240	154,975
Accumulated (distributed in excess of) undistributed net investment income	(1,102)	1,463
Net unrealized depreciation on investments	(4,737)	(13,026)
Net realized loss on investments	(11,163)	(7,587)
Total net assets	138,248	135,835
Total liabilities and net assets	$225,196	$263,737
Net asset value per common share	$14.36	$14.14

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Investment income
Interest income on non-affiliate investments	$28,636	$31,904	$25,289
Fee income on non-affiliate investments	2,618	1,739	1,375
Total investment income	31,254	33,643	26,664
Expenses
Interest expense	8,707	8,124	4,283
Base management fee[1] (Note 3)	4,410	5,209	4,208
Performance based incentive fee[1] (Note 3)	2,005	3,318	2,847
Administrative fee (Note 3)	1,113	1,169	1,082
Professional fees	3,074	1,464	1,027
General and administrative	1,068	848	990
Total expenses	20,377	20,132	14,437
Net investment income before excise tax	10,877	13,511	12,227
Provision for excise tax (Note 7)	(160)	(240)	(231)
Net investment income	10,717	13,271	11,996

Net realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(3,576)	(7,509)	108
Net unrealized appreciation (depreciation) on investments	8,289	(2,254)	(8,113)

Net realized and unrealized gain (loss) on investments	4,713	(9,763)	(8,005)

Net increase in net assets resulting from operations	$15,430	$3,508	$3,991
Net investment income per common share	$1.11	$1.38	$1.41
Net increase in net assets per common share	$1.60	$0.37	$0.47
Distributions declared per share	$1.38	$1.38	$2.15
Weighted average shares outstanding	9,621,011	9,583,257	8,481,604

(1)	During the years ended December 31, 2014 and 2013, the Advisor waived $238 and $144 of base management fee, respectively. During the year ended December 31, 2014, the Advisor waived $107 of performance based incentive fee. Had these expenses not been waived, the base management fee for the years ended December 31, 2014 and 2013 would have been $4,648 and $5,353, respectively, and performance based incentive fee for the year ended December 31, 2014 would have been $2,112.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Accumulated Undistributed (distributions in excess of) Net	Net Unrealized (Depreciation) Appreciation on	Net Realized Gain (Loss) on	Total Net
	Shares	Amount	Par	Investment Income	Investments	Investments	Assets
Balance at December 31, 2011	7,636,532	$8	$124,512	$4,965	$(2,659)	$3,058	$129,884
Issuance of common stock, net of offering costs (1)	1,909,000	2	29,523	—	—	—	29,525
Net increase in net assets resulting from operations	—	—	—	11,996 (2)	(8,113)	108	3,991
Issuance of common stock under dividend reinvestment plan	21,693	—	349	—	—	—	349
Distributions declared	—	—	—	(15,533)	—	(3,244)	(18,777)
Balance at December 31, 2012	9,567,225	10	154,384	1,428	(10,772)	(78)	144,972
Net increase in net assets resulting from operations	—	—	—	13,271 (2)	(2,254)	(7,509)	3,508
Issuance of common stock under dividend reinvestment plan	41,724	—	591	—	—	—	591
Distributions declared	—	—	—	(13,236)	—	—	(13,236)
Balance at December 31, 2013	9,608,949	10	154,975	1,463	(13,026)	(7,587)	135,835
Net increase in net assets resulting from operations	—	—	—	10,717 (2)	8,289	(3,576)	15,430
Issuance of common stock under dividend reinvestment plan	19,175	—	265	—	—	—	265
Distributions declared	—	—	—	(13,282)	—	—	(13,282)
Balance at December 31, 2014	9,628,124	$10	$155,240	$(1,102)	$(4,737)	$(11,163)	$138,248

(1)	On July 18, 2012, the Company completed a follow-on public offering of 1,909,000 shares (including 249,000 shares of common stock that was issued pursuant to the underwriters’ options to purchase additional shares) of its common stock at a public offering price of $16.20 per share. Total offering costs were $1.4 million.

(2)	Net of excise tax.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,430	$3,508	$3,991
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	2,682	1,484	471
Net realized loss (gain) on investments	3,576	7,299	(82)
Net unrealized (appreciation) depreciation on investments	(8,289)	2,254	8,113
Purchase of investments	(95,335)	(88,362)	(138,907)
Principal payments received on investments	109,505	87,497	81,383
Proceeds from sale of investments	7,673	200	281
Changes in assets and liabilities:
Net decrease in investments in money market funds	1,161	1,372	10,958
Net decrease (increase) in restricted investments in money market funds	3,045	(5,951)	—
Decrease (increase) in interest receivable	89	237	(98)
Increase in end-of-term payments	(607)	(1,666)	(260)
Decrease in unearned income	(947)	(1,559)	(855)
(Increase) decrease in other assets	(936)	307	(93)
Decrease in other accrued expenses	(235)	(155)	(152)
(Decrease) increase in base management fee payable	(83)	37	72
Decrease in incentive fee payable	(53)	(3)	(911)
Net cash provided by (used in) operating activities	36,676	6,499	(36,089)

Cash flows from financing activities:
Proceeds from shares sold, net of offering costs	—	—	29,525
Proceeds from issuance of 2019 Notes	—	—	33,000
Proceeds from issuance of Asset-Backed Notes	—	90,000	—
Repayment of Asset-Backed Notes	(40,590)	(10,657)	—
Distributions paid	(13,010)	(12,632)	(15,128)
Net decrease in borrowings	—	(46,020)	(8,551)
Debt issuance costs	—	(2,897)	(3,007)
Net cash (used in) provided by financing activities	(53,600)	17,794	35,839
Net (decrease) increase in cash	(16,924)	24,293	(250)

Cash:
Beginning of period	25,341	1,048	1,298
End of period	$8,417	$25,341	$1,048
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,156	$6,707	$3,002
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$835	$704	$1,998
Distribution payable	$3,322	$3,315	$3,301
End of term payments receivable	$3,785	$3,178	$1,512
Receivables resulting from sale of investments	$—	$—	$25
Reclassification of receivables to investments	$—	$—	$532

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Debt Investments — 144.1% (9)
Debt Investments — Life Science — 31.4% (9)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	$5,000	$4,872	$4,872
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	2,795	2,777	2,777
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,301	1,292	1,292
		11.50%), 6.50% ETP, Due 11/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	434	431	431
		11.50%), 6.50% ETP, Due 11/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,967	1,967
		10.50%), 4.00% ETP, Due 7/1/18)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,919	4,919
		9.00%), 5.00% ETP, Due 1/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.00%; Floor	1,555	1,548	1,548
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	945	912	912
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	677	675	675
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	1,016	1,008	1,008
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	292	292	292
		Term Loan (12.50% cash, Due 8/1/15)	459	459	459
		Term Loan (12.50% cash, Due 10/1/15)	101	101	101
Accuvein, Inc. (2)	Medical Device	Term Loan (10.40% cash (Libor + 9.90%; Floor	4,000	3,956	3,956
		10.40%; Ceiling 11.90%), 5.00% ETP, Due 2/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	1,000	981	981
		10.00%; Ceiling 12.50%), 4.00% ETP, Due 7/1/18)
IntegenX Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,750	3,685	3,685
		10.75%; Ceiling 12.75%), 3.50% ETP, Due 7/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,449	3,449
		10.50%; Ceiling 12.00%), 3.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,969	2,969
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,969	2,969
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	2,813	2,789	2,789
		Due 9/1/16)
ZetrOZ, Inc. (2)	Medical Device	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,427	1,427
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
Total Debt Investments — Life Science				43,478	43,478
Debt Investments — Technology — 78.9% (9)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,279	1,267	1,267
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	426	422	422
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,967	4,967
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,967	4,967
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, (Libor + 10.25%; Floor	4,104	4,071	4,071
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,052	2,038	2,038
		10.75%), 5.75% ETP, Due 12/1/17)
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,417	2,417
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,966	1,966
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 11/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	974	974
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 2/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	980	980
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 4/1/18)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	1,000	981	981

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,983	1,972	1,972
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,246	2,179	2,179
		Ceiling 11.75%) ,2.40% ETP, Due 10/1/18)
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 4/1/17)	2,000	1,982	1,982
		Term Loan (10.75% cash, 2.50% ETP, Due 4/1/18)	2,000	1,983	1,983
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.00% cash (Libor + 11.50%; Floor	2,550	2,469	2,469
		12.00%; Ceiling 14.00%), 2.0% ETP, Due 4/1/18)
Kaminario, Inc. (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	2,275	2,255	2,255
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	2,275	2,255	2,255
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 13.00% ETP, Due 7/1/17)	2,632	2,590	2,590
		Term Loan (10.25% cash, 13.00% ETP, Due 7/1/17)	1,469	1,462	1,462
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,368	2,352	2,352
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	1,579	1,564	1,564
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, 15.65% ETP, Due 1/1/17)	5,846	5,708	5,708
		Term Loan (11.50% cash, 21.75% ETP, Due 1/1/17)	1,624	1,584	1,584
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	1,279	1,277	1,277
		Term Loan (11.45% cash, Due 10/1/15)	1,279	1,277	1,277
Crowdstar, Inc. (2)	Software	Term Loan (10.75% cash (Libor + 10.25%; Floor	2,000	1,956	1,956
		10.75%), 3.00% ETP, Due 9/1/18)
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	2,919	2,899	2,899
		Term Loan (11.65% cash, 5.00% ETP, Due 11/1/17)	1,000	986	986
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,410	3,390	3,390
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	1,500	1,491	1,491
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	2,100	2,070	2,070
		11.50%), 3.00% ETP, Due 4/1/18)
Netuitive, Inc. (2)	Software	Term Loan (12.75% cash, Due 7/1/16)	1,717	1,707	1,707
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	3,490	3,468	3,468
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	698	688	688
		Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,955	2,955
		11.50%; Ceiling 13.50%), 2.75% ETP, Due 2/1/18)
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,142	1,132	1,132
		Term Loan (11.75% cash, 3.00% ETP, Due 8/1/16)	1,000	990	990
		Term Loan (11.75% cash, 3.00% ETP, Due 7/1/17)	1,000	988	988
SIGNiX, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,902	2,902
		11.50%), Due 7/1/18)
Social Intelligence Corp. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,477	1,477
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
SpringCM, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,500	4,412	4,412
		11.50%; Ceiling 13.00%), 2.00% ETP, Due 1/1/18)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash (Libor + 11.15%; Floor	6,000	5,954	5,954
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.65% cash (Libor + 11.15%; Floor	5,000	4,952	4,952
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,979	2,979
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 7.58% ETP, Due 4/1/15)	3,000	2,993	2,993
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	645	640	640
Total Debt Investments — Technology				108,988	108,988
Debt Investments — Cleantech — 9.3% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	1,148	1,145	1,145
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	1,148	1,145	1,145
		Term Loan (10.25% cash, Due 10/1/16)	3,488	3,469	3,469
Semprius, Inc. (2)(8)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	2,432	2,432	2,250
Aurora Algae, Inc. (2)	Consumer-related Technologies	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	397	396	396
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	2,670	2,643	2,643
		Term Loan (11.80% cash, Due 9/1/17)	1,000	986	986

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, 3.16% ETP, Due 6/1/15)	786	785	785
Total Debt Investments — Cleantech				13,001	12,819
Debt Investments — Healthcare information and services — 24.5% (9)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%)	5,000	4,837	4,837
		4.50% ETP, Due 10/1/18)
LifePrint Group, Inc. (2)	Diagnostics	Term Loan (11.00% cash (Libor + 10.50%; Floor	3,000	2,949	2,747
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 1/1/18)
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% cash (Prime + 8.00%), Due 10/1/15)	10,092	10,053	10,053
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,473	3,473
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,473	3,473
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,384	1,379	1,379
		11.50%), 6.60% ETP, Due 12/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	2,500	2,490	2,490
		11.00%), 4.50% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,490	2,490
		10.50%), 2.75% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,000	2,953	2,953
		10.50%), 2.50% ETP, Due 1/1/19)
Total Debt Investments — Healthcare information and services				34,097	33,895
Total Debt Investments				199,564	199,180
Warrant Investments — 3.4% (9)
Warrants — Life Science — 0.6% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	16,556 Common Stock Warrants	—	33	31
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation	Biotechnology	33,762 Preferred Stock Warrants	—	17	15
N30 Pharmaceuticals, Inc.	Biotechnology	53,550 Common Stock Warrants	—	122	—
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	55,347 Preferred Stock Warrants	—	42	136
Palatin Technologies, Inc. (2)(5)	Biotechnology	333,333 Common Stock Warrants	—	31	31
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	—	68	120
Sample6, Inc. (2)	Biotechnology	351,018 Preferred Stock Warrants	—	45	39
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	93	165
Tranzyme, Inc. (2)(5)	Biotechnology	6,460 Common Stock Warrants	—	6	—
Accuvein, Inc. (2)	Medical Device	75,769 Preferred Stock Warrants	—	24	29
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	40
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
IntegenX, Inc. (2)	Medical Device	158,006 Preferred Stock Warrants	—	33	31
Lantos Technologies, Inc. (2)	Medical Device	858,545 Preferred Stock Warrants	—	24	23
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	—	26	40
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants	—	52	37
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
Tengion, Inc. (2)(5)	Medical Device	1,864,876 Common Stock Warrants	—	123	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants	—	15	13
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Zetroz, Inc. (2)	Medical Device	475,561 Preferred Stock Warrants	—	25	24
Total Warrants — Life Science				1,459	774
Warrants — Technology — 2.2% (9)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	—	33	19
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	385,617 Preferred Stock Warrants	—	56	—
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants	—	33	33
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	—	69	179
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	—	68	312
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	305
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	62
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	18
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	159
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	29

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	33
Nanocomp Technologies, Inc. (2)	Networking	272,728 Preferred Stock Warrants	—	25	24
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	7	56
Avalanche Technology, Inc. (2)	Semiconductors	352,828 Preferred Stock Warrants	—	101	98
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	—	25	28
InVisage Technologies, Inc. (2)	Semiconductors	165,147 Preferred Stock Warrants	—	43	41
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	64
Luxtera, Inc.	Semiconductors	2,087,766 Preferred Stock Warrants	—	43	105
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	56
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants	—	80	77
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc. (2)	Software	202,892 Preferred Stock Warrants	—	113	118
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	104
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	107	—
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	—	14	14
Decisyon, Inc. (2)	Software	457,876 Preferred Stock Warrants	—	46	28
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	121
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	—	23	160
Netuitive, Inc.	Software	41,569 Preferred Stock Warrants	—	48	—
Raydiance, Inc. (2)	Software	1,051,120 Preferred Stock Warrants	—	71	67
Razorsight Corporation (2)	Software	259,404 Preferred Stock Warrants	—	43	44
SIGNiX, Inc. (2)	Software	63,365 Preferred Stock Warrants	—	48	48
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	—	13	12
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	—	55	53
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	536
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	19	17
Total Warrants — Technology				2,061	3,020
Warrants — Cleantech — 0.1% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	67	67
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	25	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	40
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	99	33
Total Warrants — Cleantech				235	140
Warrants — Healthcare information and services — 0.5% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	55	—
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	—	29	29
Interleukin Genetics, Inc. (2)(5)	Diagnostics	2,492,523 Common Stock Warrants	—	112	112
Helomics Corporation	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	141
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	52
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	67	62
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	—	95	210
Total Warrants — Healthcare information and services				1,060	669
Total Warrants				4,815	4,603

Other Investments — 0.2% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,582	300
Total Other Investments				4,582	300
Equity — 0.7% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	239	514
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	—	73	82
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	—	83	200
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	222
Total Equity				877	1,018
Total Portfolio Investment Assets — 148.4% (9)				$209,838	$205,101

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value

Short Term Investments — Money Market Funds — 0.0% (9)
US Bank Money Market Deposit Account				$27	$27
Total Short Term Investments — Money Market Funds				$27	$27
Short Term Investments — Restricted Investments— 2.1% (9)
US Bank Money Market Deposit Account (2)				$2,906	$2,906
Total Short Term Investments — Restricted Investments				$2,906	$2,906

(1)	All of the Company’s investments are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility or 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of December 31, 2014 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

(8)	Debt investment is on non-accrual status at December 31, 2014 and is, therefore, considered non-income producing.

(9)	Value as a percent of net assets.

(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(11)

ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each end-of-term payment and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee will be based on income that the Company has not yet received in cash.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

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

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Tryton Medical, Inc. (2)	Medical Device	47,977 Preferred Stock Warrants	—	14	14
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
Total Warrants — Life Science				1,819	2,788

Warrants — Technology — 1.8% (9)
Ekahau, Inc.	Communications	978,261 Preferred Stock Warrants	—	34	26
OpenPeak, Inc.	Communications	18,997 Preferred Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	344,574 Preferred Stock Warrants	—	55	42
Everyday Health, Inc.	Consumer-related Technologies	65,674 Preferred Stock Warrants	—	69	94
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	269
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	72
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	19
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	160
Optaros, Inc.	Internet and media	477,403 Preferred Stock Warrants	—	21	13
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	9
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	34
Motion Computing, Inc.	Networking	104,283 Preferred Stock Warrants	—	4	18
Nanocomp Technologies, Inc.	Networking	204,546 Preferred Stock Warrants	—	19	19
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	8	57
Xtreme Power, Inc.	Power Management	2,466,821 Preferred Stock Warrants	—	76	—
Avalanche Technology, Inc.	Semiconductors	244,649 Preferred Stock Warrants	—	56	66
eASIC Corporation	Semiconductors	1,877,799 Preferred Stock Warrants	—	16	15
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	54
Luxtera, Inc.	Semiconductors	1,827,485 Preferred Stock Warrants	—	34	105
Newport Media, Inc.	Semiconductors	188,764 Preferred Stock Warrants	—	40	47
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	56
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc.	Software	202,892 Preferred Stock Warrants	—	113	124
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	104
Construction Software Technologies, Inc. (2)	Software	386,415 Preferred Stock Warrants	—	69	335
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	106	89
Decisyon, Inc.	Software	314,686 Preferred Stock Warrants	—	44	39
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	120
Kontera Technologies, Inc. (2)	Software	99,476 Preferred Stock Warrants	—	102	82
Lotame Solutions, Inc.	Software	216,810 Preferred Stock Warrants	—	4	3
Netuitive, Inc.	Software	748,453 Preferred Stock Warrants	—	75	45
Raydiance, Inc.	Software	735,784 Preferred Stock Warrants	—	51	48
Razorsight Corporation	Software	259,404 Preferred Stock Warrants	—	44	40
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	239
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	20	18
Total Warrants — Technology				1,938	2,461
Warrants — Cleantech — 0.2% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	68	69
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	26	—
Enphase Energy, Inc. (5)	Energy Efficiency	161,959 Common Stock Warrants	—	175	126
Rypos, Inc.	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	41
Solarbridge Technologies, Inc. (2)	Energy Efficiency	3,645,302 Preferred Stock Warrants	—	236	—
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	26
Cereplast, Inc. (5)	Waste Recycling	365,000 Common Stock Warrants	—	175	—
Total Warrants — Cleantech				824	262
Warrants — Healthcare information and services — 0.4% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
Helomics Corporation	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Patientkeeper, Inc.	Other Healthcare	396,410 Preferred Stock Warrants	—	269	29
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	140
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	53
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	66	64

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Recondo Technology, Inc.	Software	436,088 Preferred Stock Warrants	—	73	176
Total Warrants — Healthcare information and services				1,164	525
Total Warrants				5,745	6,036

Other Investments — 0.3% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,729	400
Total Other Investments				4,729	400
Equity — 0.8% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	227	565
Revance Therapeutics, Inc.	Biotechnology	72,925 Preferred Stock	—	73	109
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	420
Cereplast, Inc. (5)	Waste Recycling	200,000 Common Stock	—	—	—
Total Equity				782	1,094
Total Portfolio Investment Assets — 163.1%				$234,310	$221,284
Short Term Investments — Money Market Funds — 0.9% (9)
US Bank Money Market Deposit Account				$1,188	$1,188
Total Short Term Investments — Money Market Funds				$1,188	$1,188
Short Term Investments — Restricted Investments— 4.4% (9)
US Bank Money Market Deposit Account (2)				$5,951	$5,951
Total Short Term Investments — Restricted Investments				$5,951	$5,951

________________________

(1)	All of the Company’s investments are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Credit Facilities or 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of December 31, 2013 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

(8)	Debt investment is on non-accrual status at December 31, 2013 and is, therefore, considered non-income producing.

(9)	Value as a percent of net assets.

(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(11)

ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investment unless otherwise noted. Interest will accrue during the life of the debt investment on each end-of-term payment and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee will be based on income that the Company has not yet received in cash.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Organization

Horizon Technology Finance Corporation (the “Company”) was organized as a Delaware corporation on March 16, 2010 and is an externally managed, non-diversified, closed end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company generally is not subject to corporate-level federal income tax on the portion of its taxable income and capital gains the Company distributes to its stockholders. The Company primarily makes secured debt investments to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. All of the Company’s debt investments consist of loans secured by all of, or a portion of, the applicable debtor company’s tangible and intangible assets.

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as its sole equity member. Credit I is a separate legal entity from the Company and CHF. There has been no activity at Credit I during the twelve months ended December 31, 2014.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.  Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X under the Securities Act of 1933, as amended (“Regulation S-X”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Segments

The Company has determined that it has a single reporting segment and operating unit structure. The Company lends to and invests in portfolio companies in various technology, life science, healthcare information and services and cleantech industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these debt investment and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Investments

Investments are recorded at fair value. The Company’s board of directors (“Board”) determines the fair value of its portfolio investments. The Company has the intent to hold its debt investments for the foreseeable future or until maturity or payoff.

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2014, there was one investment on non-accrual status with a cost of $2.4 million and a fair value of $2.3 million. For the year ended December 31, 2014, we recognized as interest income interest payments of $0.3 million received from one portfolio company whose debt investment was on non-accrual status. As of December 31, 2013, there were five investments on non-accrual status with a cost of $23.2 million and a fair value of $13.9 million.

The Company receives a variety of fees from borrowers in the ordinary course of conducting its business, including advisory fees, commitment fees, amendment fees, non-utilization fees, success fees and prepayment fees. In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. Debt investment origination fees, net of certain direct origination costs are deferred and, along with unearned income, are amortized as a level yield adjustment over the respective term of the debt investment. All other income is recognized when earned. Fees for counterparty debt investment commitments with multiple debt investments are allocated to each debt investment based upon each debt investment’s relative fair value. When a debt investment is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the debt investment is returned to accrual status.

Certain debt investment agreements also require the borrower to make an end-of-term payment (“ETP”), that is accrued into interest income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay all principal and interest due.

In connection with substantially all lending arrangements, the Company receives warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are also recorded as unearned income on the grant date. The unearned income is recognized as interest income over the contractual life of the related debt investment in accordance with the Company’s income recognition policy. Subsequent to debt investment origination, the fair value of the warrants is determined using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains and losses from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains and losses on investments.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related debt financing. The unamortized balance of debt issuance costs as of December 31, 2014 and 2013, included in other assets, was $2.4 million and $5.1 million, respectively. The accumulated amortization balances as of December 31, 2014 and 2013 were $3.0 million and $2.0 million, respectively. The amortization expense for the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $1.5 million and $0.5 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the years ended December 31, 2014, 2013 and 2012, $0.2 million was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2014 and 2013. The 2013, 2012 and 2011 tax years remain subject to examination by U.S. federal and state tax authorities.

Distributions

Distributions to common stockholders are recorded on the declaration date. The amount to be paid out as distributions is determined by the Board. Net realized long-term capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Transfers of financial assets

Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s consolidated statements of assets and liabilities as investments. Those assets are owned by special purpose entities that are consolidated in the Company’s financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

New accounting pronouncement

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, or ASU 2013-08, containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. ASU 2013-08 did not have a material impact on the Company’s consolidated financial position or disclosures.

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

The base management fee under the Investment Management Agreement through and including June 30, 2014 was calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. As a result of an amendment and restatement of the Investment Management Agreement, the base management fee on and after July 1, 2014 is calculated at an annual rate of 2.00% of (i) the Company’s gross assets, less (ii) assets consisting of cash and cash equivalents, and is payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. During the first six months of the year ended December 31, 2014, the Advisor waived base management fees of $0.2 million, which the Advisor would have otherwise earned on cash held by the Company at the time of calculation. The base management fee payable for both December 31, 2014 and 2013 was $0.4 million. After giving effect of the waiver, the base management fee expense was $4.4 million, $5.2 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income the Company has not yet received in cash. The incentive fee with respect to the Pre-Incentive Fee Net Investment Income is 20.00% of the amount, if any, by which the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the Pre-Incentive Fee Net Investment Income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply.

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

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and will be expensed when incurred. For this purpose, the look-back period for the incentive fee based on Pre-Incentive Fee Net Investment Income (the “Incentive Fee Look-back Period”) commenced on July 1, 2014 and will increase by one quarter in length at the end of each of the 12 succeeding calendar quarters, after which time, the Incentive Fee Look-back Period will include the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. The Company only pays incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The performance based incentive fee expense was $2.0 million, $3.3 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The performance based incentive fee payable for December 31, 2014 and 2013 was $0.8 million and $0.9 million, respectively. The entire incentive fee payable for each of the years ended December 31, 2014 and 2013 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. The administrative fee expense was $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 4.  Investments

Investments, all of which are with portfolio companies in the United States, consisted of the following:

	December 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Money market funds	$27	$27	$1,188	$1,188
Restricted investments in money market funds	$2,906	$2,906	$5,951	$5,951
Non-affiliate investments
Debt	$199,564	$199,180	$223,054	$213,754
Warrants	4,815	4,603	5,745	6,036
Other Investments	4,582	300	4,729	400
Equity	877	1,018	782	1,094
Total non-affiliate investments	$209,838	$205,101	$234,310	$221,284

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s portfolio investments by industry sector:

	December 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$22,203	$22,586	$17,604	$19,631
Medical Device	23,129	22,462	20,079	14,972
Technology
Communications	18,392	17,973	10,019	9,847
Consumer-Related	6,556	7,228	118	435
Data Storage	4,604	318	4,751	419
Internet and Media	79	188	6,119	6,201
Networking	1,045	1,038	1,025	1,034
Power Management	7	56	14,382	13,101
Semiconductors	30,948	30,824	37,897	37,793
Software	54,482	54,905	67,510	67,869
Cleantech
Alternative Energy	8,283	8,076	12,263	11,840
Consumer-Related	396	396	—	—
Energy Efficiency	4,557	4,487	13,743	11,596
Waste Recycling	—	—	2,294	680
Healthcare Information and Services
Diagnostics	18,593	17,841	12,752	12,203
Other	7,157	7,201	7,384	7,190
Software	9,407	9,522	6,370	6,473
Total non-affiliate investments	$209,838	$205,101	$234,310	$221,284

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

Investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms which are engaged at the direction of the Board to assist in the valuation of each portfolio investment lacking a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with 25% (based on fair value) of the Company’s valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm.

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

Debt investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 2014 and 2013, the hypothetical market yield used ranged from 9% to 18% and 9% to 25%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of December 31, 2014 and 2013. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements for the year ended December 31, 2014.

December 31, 2014
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(In thousands, except share data)
Debt investments	$193,937	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% – 18%	11%

	5,243	Multiple Probability Weighted Cash	Probability Weighting	10% – 65%	33%
		Flow Model

Warrant investments	3,966	Black-Scholes Valuation Model	Price per share	$0.04 – $63.98	$3.81
			Average Industry Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	222	Market Comparable Companies	Price Per Share	$0.57	$0.57
Total Level 3 investments	$203,668

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements for the year ended December 31, 2013.

December 31, 2013
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(In thousands, except share data)
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

Borrowings:  The carrying amount of borrowings under the Credit Facilities (as defined in Note 6) approximates fair value due to the variable interest rate of the Credit Facilities and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. At December 31, 2014, the 2019 Notes were trading on the New York Stock Exchange for $25.29 per note, or $33.4 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on or around December 31, 2014, the Asset-Backed Notes (as defined in Note 6) were trading at par value, or $38.8 million, and are categorized as Level 3 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$27	$—	$27	$—
Restricted investments in money market funds	$2,906	$—	$2,906	$—
Debt investments	$199,180	$—	$—	$199,180
Warrant investments	$4,603	$—	$637	$3,966
Other investments	$300	$—	$—	$300
Equity investments	$1,018	$796	$—	$222

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$1,188	$—	$1,188	$—
Restricted investments in money market funds	$5,951	$—	$5,951	$—
Debt investments	$213,754	$—	$—	$213,754
Warrant investments	$6,036	$—	$1,457	$4,579
Other investments	$400	$—	$—	$400
Equity investments	$1,094	$565	$—	$529

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2014:

	December 31, 2014
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$213,754	$4,579	$529	$400	$219,262
Purchase of investments	95,323	—	—	—	95,323
Warrants and equity received and classified as Level 3	—	659	—	—	659
Principal payments received on investments	(109,358)	—	—	(147)	(109,505)
Proceeds from sale of investments	—	(1,441)	(2,046)	—	(3,487)
Net realized (loss) gain on investments	(7,268)	348	(254)	—	(7,174)
Unrealized appreciation (depreciation) included in earnings	8,915	141	(198)	47	8,905
Transfer out of Level 3	—	(320)	(109)	—	(429)
Transfer from debt to equity investments	(2,300)	—	2,300	—	—
Other	114	—	—	—	114
Level 3 assets, end of period	$199,180	$3,966	$222	$300	$203,668

The Company’s transfers between levels are recognized at the end of each reporting period. During the year ended December 31, 2014, there was one transfer between Level 1 and Level 2. The transfer from Level 2 to Level 1 related to the exercise of warrants held in one public portfolio company to purchase equity in such portfolio company. The transfer out of Level 3 relates to warrants held in two portfolio companies and equity held in one portfolio company, with an aggregate fair value of $0.4 million, that were transferred into Level 2 upon the portfolio companies becoming public companies during the period. Because the fair value of warrants and equity held in publicly traded companies is determined based on inputs that are readily available in public markets or can be derived from information available in public markets, the Company has categorized the warrants and equity as Level 2 within the fair value hierarchy described above as of December 31, 2014. During the year ended December 31, 2014, there was one transfer between debt investments and equity investments. The transfer out of debt investments relates to the settlement of one of the Company’s debt investments for a cash payment of $2.7 million and $2.3 million in newly issued preferred stock of the applicable portfolio company.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2014 includes $0.4 million in unrealized depreciation for debt investments, $0.3 million in unrealized appreciation on warrants and $0.3 million in unrealized depreciation on equity.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2013:

	December 31, 2013
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$220,297	$4,914	$526	$2,100	$227,837
Purchase of investments	88,362	—	—	—	88,362
Warrants and equity received and classified as Level 3	—	704	—	—	704
Principal payments received on investments	(87,434)	—	—	(63)	(87,497)
Sales of investments	—	(200)	—	—	(200)
Net realized loss on investments	(6,825)	(171)	—	—	(6,996)
Unrealized depreciation included in earnings	(1,428)	(552)	(70)	(1,637)	(3,687)
Transfer out of Level 3	—	(116)	—	—	(116)
Transfer from debt to other investments	(73)	—	73	—	—
Other	855	—	—	—	855
Level 3 assets, end of period	$213,754	$4,579	$529	$400	$219,262

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

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2013 includes $7.9 million unrealized depreciation on debt investments, $0.4 million unrealized depreciation on warrants, $0.1 million unrealized depreciation on equity and $1.6 million unrealized depreciation on other investments.

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of assets and liabilities, for which it is practicable to estimate that value. Certain financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value amounts for 2014 and 2013 have been measured as of the reporting date, and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported at year-end.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014 and 2013, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

Off-balance-sheet instruments

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new debt investments and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 6.  Borrowings

The following table shows the Company’s borrowings as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$38,753	$38,753	$—	$79,343	$79,343	$—
Fortress Facility	—	—	—	75,000	10,000	65,000
Key Facility	50,000	10,000	40,000	50,000	—	50,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$121,753	$81,753	$40,000	$237,343	$122,343	$115,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of December 31, 2014, the asset coverage for borrowed amounts was 269%.

On November 4, 2013, the Company renewed and amended the revolving credit facility (referred to herein as the “Key Facility”) which it originally entered into with Wells Fargo Capital Finance LLC and facilitated the assignment of all rights and obligations thereunder to Key Equipment Finance (“Key”). The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key. The Key Facility is collateralized by all loans and warrants held by Credit II and permits an advance rate of up to 50% of eligible loans held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Key Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on November 4, 2018. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. The rate at December 31, 2014 and 2013 was 4.00%. As of December 31, 2014, the Company had borrowing capacity of $40.0 million, of which $35.6 million was available, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future senior unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2014, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF.”

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company entered into a term loan facility (the “Fortress Facility” and, together with the Key Facility, the “Credit Facilities”) with Fortress Credit Co LLC (“Fortress”) effective August 23, 2012. The Fortress Facility was collateralized by all loans and warrants held by Credit III. The Fortress Facility contained covenants that, among other things, required the Company to maintain a minimum net worth and restricted the loans securing the Fortress Facility to certain criteria for qualified loans and includes portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, had a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility required the payment of an unused line fee in an amount equal to 1.00% of unborrowed amounts available under the facility annually and had an effective advance rate of 66% against eligible loans. The Fortress Facility bore interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The rate at December 31, 2013 was 7.00%, and the average rate for the period within the year ended December 31, 2013, in which the loan was outstanding, was 7.00%.

Effective June 17, 2014, the Company terminated the Fortress Facility. In connection therewith, a loan and security agreement and other related documents governing the Fortress Facility were also terminated. As such, the Company had no borrowing capacity under the Fortress Facility as of December 31, 2014. Upon termination of the Fortress Facility, the Company accelerated $1.1 million of unamortized debt issuance costs and paid a $0.8 million prepayment fee, which were recorded as interest expense. The Company expects to incur no ongoing obligations or expenses in connection with the termination and prepayment of the Fortress Facility.

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

The Asset-Backed Notes were issued by 2013-1 Trust pursuant to a note purchase agreement (the “Note Purchase Agreement”), dated as of June 28, 2013, by and among the Company, 2013-1 LLC, as trust depositor, 2013-1 Trust and Guggenheim Securities, LLC (“Guggenheim Securities”), as initial purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company (the “Loans”) and secured by certain assets of such portfolio companies. The pool of loans is to be serviced by the Company. In connection with the issuance and sale of the Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the Note Purchase Agreement. The Asset-Backed Notes are secured obligations of 2013-1 Trust and are non-recourse to the Company.

As part of the transaction, the Company entered into a sale and contribution agreement, dated as of June 28, 2013 (the “Sale and Contribution Agreement”), with 2013-1 LLC, pursuant to which the Company sold or contributed to 2013-1 LLC certain secured loans made to certain portfolio companies of the Company (the “Loans”). The Company made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Loans as of the date of the transfer of the Loans to 2013-1 LLC. The Company also entered into a sale and servicing agreement, dated as of June 28, 2013 (the “Sale and Servicing Agreement”), with 2013-1 LLC and 2013-1 Trust pursuant to which 2013-1 LLC sold or contributed the Loans to 2013-1 Trust. The Company has made customary representations, warranties and covenants in the Sale and Servicing Agreement. The Company serves as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, 2013-1 LLC entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the Consolidated Statements of Assets and Liabilities. The balance of restricted investments in money market funds was $2.9 million and $6.0 million as of December 31, 2014 and December 31, 2013, respectively.

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

The following table shows information about our senior securities as of December 31, 2014, 2013, 2012, 2011 and 2010:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
	(In thousands, except unit data)
Credit Facilities
2014	$10,000	$22,000	—	N/A
2013	10,000	25,818	—	N/A
2012	56,020	4,177	—	N/A
2011	64,571	3,012	—	N/A
2010	87,425	2,455	—	N/A
2019 Notes
2014	$33,000	$6,667	—	$25.64
2013	33,000	7,824	—	25.70
2012	33,000	7,091	—	25.38
2013-1 Securitization
2014	$38,753	$5,677	—	N/A
2013	79,343	3,254	—	N/A

____________

(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the original cost less accumulated depreciation, amortization or impairment of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount which the holder of such class of senior security would be entitled upon the voluntary liquidation of the applicable issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of securities.
(4)	Not applicable to the Company’s Credit Facilities and 2013-1 Securitization because such securities are not registered for public trading.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net increase in net assets resulting from operations	$15,430	$3,508	$3,991
Net unrealized (appreciation) depreciation on investments	(8,289)	2,254	8,113
Other book-tax differences	183	113	869
Capital loss carry forward	3,576	7,509	—
Taxable income before deductions for distributions	$10,900	$13,384	$12,973

The tax characters of distributions paid are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Ordinary income	$13,276	$13,171	$12,232
Long-term capital gains	—	52	3,244
Total	$13,276	$13,223	$15,476

The components of undistributed ordinary income earnings (accumulated losses) on a tax basis were as follows:

	As of December 31,
	2014	2013	2012
	(In thousands)
Undistributed ordinary income	$3,963	$6,338	$6,139
Undistributed long-term gain	—	—	52
Unexpiring capital loss carry forward	(11,085)	(7,509)	—
Unrealized depreciation	(4,737)	(13,026)	(10,772)
Other temporary differences	(4,187)	(4,157)	(4,269)
Total	$(16,046)	$(18,354)	$(8,850)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. For the years ended December 31, 2014 and 2013, the Company elected to carry forward taxable income in excess of current year distributions of $4.0 million and $6.1 million, respectively, and recorded at both December 31, 2014 and 2013 an excise tax payable of $0.2 million.

For federal income tax purposes, the tax cost of investments at December 31, 2014 and 2013 was $209.8 million and $234.3 million, respectively. The net unrealized depreciation on investments at December 31, 2014 and 2013 was $4.7 million and $13.0 million, respectively.

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

The balance of unfunded commitments to extend credit was $25.7 million and $9.0 million as of December 31, 2014 and 2013, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. Commitments may also include a financial or non-financial milestone that has to be achieved before the commitment can be drawn. Commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.  Concentrations of credit risk

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

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented 24% and 22% of total debt investments outstanding as of December 31, 2014 and 2013, respectively. No single debt investment represented more than 10% of the total debt investments as of December 31, 2014 or 2013. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 20%, 23% and 22% of total interest and fee income on investments for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity during the years end December 31, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share data)
Year Ended December 31, 2014
10/31/14	2/19/15	3/16/15	$0.115	$—	—	$—
10/31/14	1/20/15	2/13/15	0.115	1,094	956	13
10/31/14	12/17/14	1/15/15	0.115	1,096	786	11
8/1/14	11/19/14	12/15/14	0.115	1,093	1,099	15
8/1/14	10/20/14	11/17/14	0.115	1,095	850	12
8/1/14	9/18/14	10/15/14	0.115	1,095	901	12
5/1/14	8/19/14	9/15/14	0.115	1,095	812	12
5/1/14	7/21/14	8/15/14	0.115	1,080	2,042	29
5/1/14	6/18/14	7/17/14	0.115	1,093	784	11
3/6/14	5/20/14	6/16/14	0.115	1,091	1,128	15
3/6/14	4/17/14	5/15/14	0.115	1,090	1,174	16
3/6/14	3/19/14	4/15/14	0.115	1,097	644	8
			$1.380	$12,019	11,176	$154
Year Ended December 31, 2013
11/1/13	2/17/14	3/17/14	$0.115	$1,062	3,444	$44
11/1/13	1/20/14	2/14/14	0.115	1,058	3,249	47
11/1/13	12/16/13	1/15/14	0.115	1,061	3,048	44
8/2/13	11/19/13	12/16/13	0.115	1,045	4,225	59
8/2/13	10/17/13	11/15/13	0.115	937	11,851	167
8/2/13	9/18/13	10/15/13	0.115	1,051	3,882	52
5/3/13	8/19/13	9/16/13	0.115	1,057	3,376	46
5/3/13	7/17/13	8/15/13	0.115	1,060	2,980	42
5/3/13	6/20/13	7/15/13	0.115	1,070	2,191	31
3/8/13	5/20/13	6/17/13	0.115	1,086	1,099	15
3/8/13	4/18/13	5/15/13	0.115	1,087	1,035	15
3/8/13	3/20/13	4/15/13	0.115	1,046	3,867	55
			$1.380	$12,620	44,247	$617

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On March 6, 2015, the Board declared monthly distributions per share, payable as set forth in the following table.

Record Dates	Payment Date	Distributions Declared
May 20, 2015	June 15, 2015	$0.115
April 20, 2015	May 15, 2015	$0.115
March 20, 2015	April 15, 2015	$0.115

After paying distributions of $1.38 per share and earning $1.11 per share for the year, the Company’s undistributed spillover income as of December 31, 2014 was $0.41 per share. Spillover income includes any ordinary income and net capital gains from the preceding years that were not distributed during such years.

Note 11.  Financial highlights

The following table shows financial highlights for the Company:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	October 29, 2010 to December 31, 2010
	(In thousands, except share data)
Per share data:
Net asset value at beginning of period	$14.14	$15.15	$17.01	$16.75	$7.15
Net investment income	1.11	1.38	1.41	1.38	0.18
Realized (loss) gain on investments	(0.37)	(0.78)	0.01	0.81	0.08
Unrealized appreciation (depreciation) on investments	0.86	(0.23)	(0.95)	(0.75)	0.19
Net increase in net assets resulting from operations	1.60	0.37	0.47	1.44	0.45
Issuance of common stock and capital contributions	—	—	—	—	9.67
Offering costs	—	—	—	—	(0.30)
Net dilution from issuance of common stock	—	—	(0.28)	—	—
Distributions declared(1)	(1.38)	(1.38)	(2.15)	(1.18)	(0.22)
From net investment income	(1.38)	(1.38)	(1.72)	(0.70)	(0.20)
From net realized gain on investments	—	—	(0.43)	(0.48)	(0.02)
Return of capital	—	—	—	—	—
Other (2)	—	—	0.10	—	—
Net asset value at end of period	$14.36	$14.14	$15.15	$17.01	$16.75
Per share market value, end of period	$13.99	$14.21	$14.92	$16.32	$14.44
Total return based on a market value (3)	8.2%	4.5%	2.5%	21.2%	(8.4)%
Shares outstanding at end of period	9,628,124	9,608,949	9,567,225	7,636,532	7,593,421
Ratios to average net assets:
Expenses without incentive fees(4)	13.3%	11.8%	8.4%	7.9%	9.8	%(5)
Incentive fees	1.5%	2.3%	2.1%	2.3%	2.8	%(5)
Total expenses(4)	14.8%	14.1%	10.5%	10.2%	12.6	%(5)
Net investment income with incentive fees(4)	7.8%	9.2%	8.7%	8.1%	9.0	%(5)
Net assets at the end of the period	$138,248	$135,835	$144,972	$129,884	$127,195
Average net asset value	$137,848	$142,327	$137,741	$130,385	$90,205	(5)
Average debt per share	10.68	12.06	7.42	10.26	9.76
Portfolio turnover ratio	46.5%	37.9%	74.0%	59.4%	15.3%

____________

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given year for distribution in the following year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	During the year ended December 31, 2014, the Advisor waived $0.2 million of base management fee and $0.1 million of incentive fee. Had these expenses not been waived, the ratio of expenses without incentive fee to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fee to average net assets would have been 13.5%, 15.0% and 7.5%, respectively. During the year ended December 31, 2013, the Advisor waived $0.1 million of management fees. Had this expense not been waived, the ratio of expenses without incentive fees to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fees to average net assets would have been 11.9%, 14.3% and 9.1% respectively.
(5)	Annualized.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.  Selected quarterly financial data (unaudited)

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except share data)
Total investment income	$7,284	$7,739	$8,697	$7,534
Net investment income	3,196	3,201	1,836	2,484
Net realized and unrealized (loss) gain	(91)	1,559	599	2,646
Net increase in net asset resulting from operations	3,105	4,760	2,435	5,130
Net investment income per share (1)	0.33	0.33	0.19	0.26
Net earnings per share (1)	0.32	0.50	0.25	0.53
Net asset value per share at period end (2)	$14.36	$14.38	$14.23	$14.32

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In thousands, except share data)
Total investment income	$8,776	$8,712	$8,787	$7,368
Net investment income	3,410	3,487	3,601	2,773
Net realized and unrealized (loss) gain	(7,921)	401	(2,453)	210
Net (decrease) increase in net asset resulting from operations	(4,511)	3,888	1,148	2,983
Net investment income per share (1)	0.35	0.36	0.38	0.29
Net (loss) earnings per share (1)	(0.47)	0.41	0.12	0.31
Net asset value per share at period end (2)	$14.14	$14.95	$14.89	$15.12

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 9B.  Other Information

None

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial statements

(1) Financial statements — Refer to Item 8 starting on page 68.

(2) Financial statement schedules — None

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

4.2	Form of Registration Rights Agreement among Compass Horizon Partners, LP, HTF-CHF Holdings LLC and the Company (Incorporated by reference to exhibit (k)(3) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.3	Form of Indenture (Incorporated by reference to Exhibit (d)(4) of the Company’s Registration Statement on Form N-2, File No. 333-178516, filed on December 15, 2011)

4.4	Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.5	First Supplemental Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(8) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.6	Form of 7.375% 2019 Notes due 2019 (included as part of Exhibit 4.5)

4.7	Indenture, dated as of June 28, 2013, between Horizon Technology Funding Trust 2013-1 and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.1	Amended and Restated Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 5, 2014)

10.2	Form of Custody Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.4	Form of License Agreement by and between the Company and Horizon Technology Finance, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.5	Sale and Contribution Agreement by and between Compass Horizon Funding Company LLC and Horizon Credit I LLC, dated as of March 4, 2008 (Incorporated by reference to exhibit (f)(5) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.6	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.7	Promissory Note, dated as of June 3, 2013, by and between Horizon Technology Finance Corporation, as the borrower, and Guggenheim Securities, LLC, as the lender (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 3, 2013)

10.8	Amended and Restated Trust Agreement, dated as of June 28, 2013, by and between Horizon Funding 2013-1 LLC and Wilmington Trust, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.9	Sale and Servicing Agreement, dated as of June 28, 2013, by and among the Company, Horizon Funding Trust 2013-1, Horizon Funding 2013-1 LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.10	Sale and Contribution Agreement, dated as of June 28, 2013, between the Company and Horizon Funding 2013-1 LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.11	Note Purchase Agreement, dated as of June 28, 2013, by and among the Company, Horizon Funding 2013-1 LLC, Horizon Funding Trust 2013-1 and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.12	Amended and Restated Loan and Security Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Key Equipment Finance Inc,. as the arranger and the agent (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.13	Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the buyer, Horizon Technology Finance Corporation, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and Key Equipment Finance Inc., as the agent (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.14	Agreement Regarding Loan Assignment and Related Matters, dated as of November 4, 2013, by and among Horizon Credit II LLC, Wells Fargo Capital Finance, LLC and Key Equipment Finance Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

11.1*	Computation of per share earnings (included in the notes to the audited financial statements included in this report)

14.1	Code of Ethics of the Company (Incorporated by reference to exhibit (r)(1) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

14.2	Code of Ethics of the Advisor (Incorporated by reference to exhibit (r)(2) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

21*	List of Subsidiaries

24	Power of Attorney (included on signature page hereto)

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K, filed on March 16, 2011)

__________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: March 10, 2015	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors
Robert D. Pomeroy, Jr.	and Chief Executive Officer (Principal Executive Officer)	March 10, 2015

/s/ Christopher M. Mathieu	Chief Financial Officer and
Christopher M. Mathieu	Treasurer (Principal Financial and Accounting Officer)	March 10, 2015

/s/ Gerald A. Michaud	President and Director	March 10, 2015
Gerald A. Michaud

/s/ James J. Bottiglieri	Director	March 10, 2015
James J. Bottiglieri

/s/ Edmund V. Mahoney	Director	March 10, 2015
Edmund V. Mahoney

/s/ Elaine A. Sarsynski	Director	March 10, 2015
Elaine A. Sarsynski

/s/ Christopher B. Woodward	Director	March 10, 2015
Christopher B. Woodward
109