Form 10-Q
period 2015-03-31
Horizon Technology Finance Corp
filed 2015-05-05
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

     As of May 5, 2015, the Registrant had 11,631,494 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014

Assets
Non-affiliate investments at fair value (cost of $207,905 and $209,838, respectively) (Note 4)	$204,300	$205,101
Investment in money market funds	399	27
Cash	29,828	8,417
Restricted investments in money market funds	2,351	2,906
Interest receivable	5,057	4,758
Other assets	3,497	3,987
Total assets	$245,432	$225,196

Liabilities
Borrowings (Note 6)	$74,342	$81,753
Distribution payable	3,783	3,322
Base management fee payable (Note 3)	354	356
Incentive fee payable (Note 3)	736	799
Other accrued expenses	1,204	718
Total liabilities	80,419	86,948

Commitments and Contingencies (Notes 7 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,630,617 and 9,628,124 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	12	10
Paid-in capital in excess of par	180,970	155,240
Distributions in excess of net investment income	(1,049)	(1,102)
Net unrealized depreciation on investments	(3,605)	(4,737)
Net realized loss on investments	(11,315)	(11,163)
Total net assets	165,013	138,248
Total liabilities and net assets	$245,432	$225,196
Net asset value per common share	$14.19	$14.36

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2015	2014
Investment income
Interest income on non-affiliate investments	$6,562	$7,180
Prepayment fee income on non-affiliate investments	520	—
Fee income on non-affiliate investments	184	354
Total investment income	7,266	7,534
Expenses
Interest expense	1,587	2,070
Base management fee (Note 3)	1,031	1,312
Performance based incentive fee (Note 3)	736	513
Administrative fee (Note 3)	268	244
Professional fees	431	835
General and administrative	260	250
Total expenses	4,313	5,224
Management and performance based incentive fees waived (Note 3)	—	(214)
Net expenses	4,313	5,010
Net investment income before excise tax	2,953	2,524
Provision for excise tax	(10)	(40)
Net investment income	2,943	2,484

Net realized and unrealized (loss) gain on investments
Net realized loss on investments	(230)	(5,884)
Net unrealized appreciation on investments	1,132	8,530
Net realized and unrealized gain on investments	902	2,646

Net increase in net assets resulting from operations	$3,845	$5,130
Net investment income per common share	$0.30	$0.26
Net increase in net assets per common share	$0.39	$0.53
Distributions declared per share	$0.345	$0.345
Weighted average shares outstanding	9,807,198	9,613,829

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Accumulated Undistributed (distributions in excess of) Net Investment	Net Unrealized (Depreciation) Appreciation on	Net Realized Gain (Loss) on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2013	9,608,949	$10	$154,975	$1,463	$(13,026)	$(7,587)	$135,835
Net increase in net assets resulting from operations	—	—	—	2,484	8,530	(5,884)	5,130
Issuance of common stock under dividend reinvestment plan	9,741	—	133	—	—	—	133
Distributions declared	—	—	—	(3,318)	—	—	(3,318)
Balance at March 31, 2014	9,618,690	$10	$155,108	$629	$(4,496)	$(13,471)	$137,780

Balance at December 31, 2014	9,628,124	$10	$155,240	$(1,102)	$(4,737)	$(11,163)	$138,248
Issuance of common stock, net of offering costs	2,000,000	2	26,667	—	—	—	26,669
Net increase in net assets resulting from operations	—	—	—	2,943	1,132	(230)	3,845
Issuance of common stock under dividend reinvestment plan	2,493	—	34	—	—	—	34
Distributions declared	—	—	—	(3,783)	—	—	(3,783)
Reclassification of permanent tax differences (Note 2)	—	—	(971)	893	—	78	—
Balance at March 31, 2015	11,630,617	$12	$180,970	$(1,049)	$(3,605)	$(11,315)	$165,013

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,845	$5,130
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	278	492
Net realized loss on investments	230	6,913
Net unrealized appreciation on investments	(1,132)	(8,530)
Purchase of investments	(23,933)	(17,926)
Principal payments received on investments	25,790	11,773
Proceeds from sale of investments	—	720
Changes in assets and liabilities:
Net increase in investments in money market funds	(372)	(913)
Net decrease in restricted investments in money market funds	555	221
Decrease (increase) in interest receivable	71	(597)
Increase in end-of-term payments	(370)	(552)
Decrease in unearned income	(154)	(226)
Decrease (increase) in other assets	212	(1,129)
Increase (decrease) in other accrued expenses	486	(50)
Decrease in base management fee payable	(2)	(109)
Decrease in incentive fee payable	(63)	(446)
Net cash provided by (used in) operating activities	5,441	(5,229)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	26,667	—
Repayment of Asset-Backed Notes	(7,411)	(2,938)
Distributions paid	(3,286)	(3,181)
Net cash provided by (used in) financing activities	15,970	(6,119)
Net increase (decrease) in cash	21,411	(11,348)
Cash:
Beginning of period	8,417	25,341
End of period	$29,828	$13,993
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,032	$1,582
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$156	$106
Distribution payable	$3,783	$3,318
End-of-term payments receivable	$4,155	$3,730
Net assets received in settlement of debt investment	$—	$985

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Debt Investments — 119.8% (9)
Debt Investments — Life Science — 28.7% (9)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	$5,000	$4,878	$4,878
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,301	1,293	1,293
		11.50%), 6.50% ETP, Due 11/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	434	431	431
		11.50%), 6.50% ETP, Due 11/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,969	1,969
		10.50%), 4.00% ETP, Due 7/1/18)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,924	4,924
		9.00%), 5.00% ETP, Due 1/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.00%; Floor	1,555	1,549	1,549
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	945	926	926
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	2,500	2,487	2,487
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 4.65% ETP, Due 10/1/16)	545	543	543
		Term Loan (9.00% cash, 4.65% ETP, Due 10/1/16)	818	810	810
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	211	210	210
		Term Loan (12.50% cash, Due 8/1/15)	266	266	266
		Term Loan (12.50% cash, Due 10/1/15)	79	79	79
Accuvein, Inc. (2)	Medical Device	Term Loan (10.40% cash (Libor + 9.90%; Floor	4,000	3,959	3,959
		10.40%; Ceiling 11.90%), 5.00% ETP, Due 2/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	1,000	982	982
		10.00%; Ceiling 12.50%), 4.00% ETP, Due 7/1/18)
IntegenX Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,750	3,689	3,689
		10.75%; Ceiling 12.75%), 3.50% ETP, Due 7/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,453	3,453
		10.50%; Ceiling 12.00%), 3.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,972	2,972
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,972	2,972
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.25% cash (Libor + 8.75%; Floor	5,000	4,918	4,918
		9.25%), 4.50% ETP, Due 3/1/19)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	2,625	2,605	2,605
		Due 9/1/16)
ZetrOZ, Inc. (2)	Medical Device	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,429	1,429
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
Total Debt Investments — Life Science				47,344	47,344
Debt Investments — Technology — 69.1% (9)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,142	1,132	1,132
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	381	377	377
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,970	4,970
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,970	4,970
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, (Libor + 10.25%; Floor	4,104	4,073	4,073
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,052	2,039	2,039
		10.75%), 5.75% ETP, Due 12/1/17)
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,420	2,420
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,968	1,968
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 11/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	976	976
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 2/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	982	982
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 4/1/18)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	948	932	932
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,983	1,975	1,975
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,246	2,238	2,238
		Ceiling 11.75%) ,2.40% ETP, Due 10/1/18)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,500	2,444	2,444
		Ceiling 11.75%), 2.00% ETP, Due 2/1/19)
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 10/1/17)	2,000	1,984	1,984
		Term Loan (10.75% cash, 2.50% ETP, Due 4/1/18)	2,000	1,985	1,985
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.00% cash (Libor + 11.50%; Floor	2,550	2,483	2,483
		12.00%; Ceiling 14.00%), 2.0% ETP, Due 4/1/18)
		Term Loan (12.00% cash (Libor + 11.50%; Floor	850	837	837
		12.00%; Ceiling 14.00%), 2.0% ETP, Due 10/1/18)
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	2,475	2,442	2,442
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	1,381	1,376	1,376
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%),	833	820	820
		4.50% ETP, Due 12/1/18)
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,086	2,073	2,073
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	1,390	1,379	1,379
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, 15.65% ETP, Due 12/31/16)	5,655	5,544	5,544
		Term Loan (11.50% cash, 21.75% ETP, Due 12/31/16)	1,571	1,538	1,538
Crowdstar, Inc. (2)	Software	Term Loan (10.75% cash (Libor + 10.25%; Floor	2,000	1,958	1,958
		10.75%), 3.00% ETP, Due 9/1/18)
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	2,538	2,523	2,523
		Term Loan (11.65% cash, 5.00% ETP, Due 11/1/17)	1,000	988	988
Education Elements, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,959	1,959
		10.50%), 4.00% ETP, Due 1/1/19)
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,410	3,392	3,392
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	1,500	1,492	1,492
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	2,100	2,072	2,072
		11.50%), 3.00% ETP, Due 4/1/18)
Netuitive, Inc. (2)	Software	Term Loan (12.75% cash, Due 7/1/16)	1,590	1,582	1,582
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	3,008	2,992	2,992
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	602	594	594
		Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,959	2,959
		11.50%; Ceiling 13.50%), 2.75% ETP, Due 2/1/18)
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,000	993	993
		Term Loan (11.75% cash, 3.00% ETP, Due 8/1/16)	854	847	847
		Term Loan (11.75% cash, 3.00% ETP, Due 7/1/17)	913	903	903
ScoreBig, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,438	3,438
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,438	3,438
		10.50%), 4.00% ETP, Due 4/1/19)
SIGNiX, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,907	2,907
		11.50%), Due 7/1/18)
Social Intelligence Corp. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,479	1,479
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
SpringCM, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,500	4,432	4,432
		11.50%; Ceiling 13.00%), 2.00% ETP, Due 1/1/18)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash (Libor + 11.15%; Floor	6,000	5,957	5,957
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.65% cash (Libor + 11.15%; Floor	5,000	4,956	4,956
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	2,800	2,781	2,781
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (13.00% cash, 7.58% ETP, Due 7/1/15)	3,000	2,998	2,998
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	556	552	552
xTech Holdings, Inc. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,950	1,950
		11.00%), 3.00% ETP, Due 4/1/19
Total Debt Investments — Technology				114,099	114,099

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Debt Investments — Cleantech — 6.7% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	913	911	911
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	913	911	911
		Term Loan (10.25% cash, Due 10/1/16)	3,049	3,035	3,035
Semprius, Inc. (2)(8)	Alternative Energy	Term Loan (10.25% cash, 5.00% ETP, Due 6/1/16)	2,069	2,049	2,049
Aurora Algae, Inc. (2)	Consumer-related Technologies	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	161	161	161
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	2,550	2,529	2,529
		Term Loan (11.80% cash, Due 9/1/17)	1,000	988	988
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, 3.16% ETP, Due 6/1/15)	399	399	399
Total Debt Investments — Cleantech				10,983	10,983
Debt Investments — Healthcare information and services — 15.3% (9)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%)	5,000	4,848	4,848
		4.50% ETP, Due 10/1/18)
LifePrint Group, Inc. (2)	Diagnostics	Term Loan (11.00% cash (Libor + 10.50%; Floor	3,000	2,954	2,788
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 1/1/18)
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,500	3,492	3,492
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,500	3,492	3,492
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	1,250	1,247	1,247
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,384	1,379	1,379
		11.50%), 6.60% ETP, Due 12/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	2,500	2,491	2,491
		11.00%), 4.50% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,491	2,491
		10.50%), 2.75% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,000	2,956	2,956
		10.50%), 2.50% ETP, Due 1/1/19)
Total Debt Investments — Healthcare information and services				25,350	25,184
Total Debt Investments				197,776	197,610
Warrant Investments — 3.1% (9)
Warrants — Life Science — 0.7% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	16,556 Common Stock Warrants	—	33	20
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	33,762 Preferred Stock Warrants	—	17	23
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	55,347 Preferred Stock Warrants	—	42	134
Nivalis Theraputics, Inc., fka N30 Pharmaceuticals, Inc.	Biotechnology	53,550 Common Stock Warrants	—	122	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	333,333 Common Stock Warrants	—	31	103
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	—	68	226
Sample6, Inc. (2)	Biotechnology	351,018 Preferred Stock Warrants	—	45	38
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	12,302 Common Stock Warrants	—	6	6
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Preferred Stock Warrants	—	93	322
Tranzyme, Inc. (2)(5)	Biotechnology	6,460 Common Stock Warrants	—	6	—
Accuvein, Inc. (2)	Medical Device	75,769 Preferred Stock Warrants	—	24	28
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	39
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
IntegenX, Inc. (2)	Medical Device	158,006 Preferred Stock Warrants	—	33	31
Lantos Technologies, Inc. (2)	Medical Device	858,545 Preferred Stock Warrants	—	24	23
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	—	26	39
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants	—	52	36
NinePoint Medical, Inc. (2)	Medical Device	410,959 Preferred Stock Warrants	—	34	34
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants	—	15	13
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
ZetrOZ, Inc. (2)	Medical Device	475,561 Preferred Stock Warrants	—	25	24
Total Warrants — Life Science				1,376	1,139
Warrants — Technology — 1.9% (9)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	—	33	19
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	385,617 Preferred Stock Warrants	—	55	—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants	—	33	33
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	—	69	110
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	—	68	436
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	303
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	63
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	23	18
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	160
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	27
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	4
Nanocomp Technologies, Inc. (2)	Networking	272,728 Preferred Stock Warrants	—	25	23
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	7	55
Avalanche Technology, Inc. (2)	Semiconductors	352,828 Preferred Stock Warrants	—	101	84
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	—	25	26
InVisage Technologies, Inc. (2)	Semiconductors	185,790 Preferred Stock Warrants	—	47	45
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	62
Luxtera, Inc.(2)	Semiconductors	2,304,667 Preferred Stock Warrants	—	47	108
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	55
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants	—	80	77
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc. (2)	Software	202,892 Preferred Stock Warrants	—	113	113
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	104
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	—	14	14
Decisyon, Inc. (2)	Software	457,876 Preferred Stock Warrants	—	46	27
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	120
Education Elements, Inc. (2)	Software	136,070 Preferred Stock Warrants	—	16	16
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	—	23	258
Netuitive, Inc.	Software	41,569 Preferred Stock Warrants	—	48	—
Raydiance, Inc. (2)	Software	1,051,120 Preferred Stock Warrants	—	71	65
Razorsight Corporation (2)	Software	259,404 Preferred Stock Warrants	—	43	44
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	—	13	12
ScoreBig, Inc. (2)	Software	481,198 Preferred Stock Warrants	—	55	55
SIGNiX, Inc. (2)	Software	63,365 Preferred Stock Warrants	—	48	47
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	—	55	52
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	510
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	19	12
xTech Holdings, Inc. (2)	Software	111,111 Preferred Stock Warrants	—	29	29
Total Warrants — Technology				2,062	3,186
Warrants — Cleantech — 0.1% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	68	65
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	25	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	36
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	99	111
Total Warrants — Cleantech				236	212
Warrants — Healthcare information and services — 0.4% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	106	63
Candescent Health, Inc., fka Radisphere National Radiology Group, Inc (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	55	—
Helomics Corporation	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	2,492,523 Common Stock Warrants	—	112	112
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	—	29	27
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	141
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	35
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	—	74	61
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	—	95	208
Total Warrants — Healthcare information and services				1,066	647
Total Warrants				4,740	5,184

Other Investments — 0.2% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,512	300
Total Other Investments				4,512	300
Equity — 0.7% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	239	691

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	—	73	101
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	—	83	192
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	222
Total Equity				877	1,206
Total Portfolio Investment Assets — 123.8% (9)				$207,905	$204,300

Short Term Investments — Money Market Funds — 0.2% (9)
US Bank Money Market Deposit Account				$399	$399
Total Short Term Investments — Money Market Funds				$399	$399
Short Term Investments — Restricted Investments— 1.4% (9)
US Bank Money Market Deposit Account (2)				$2,351	$2,351
Total Short Term Investments — Restricted Investments				$2,351	$2,351

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility or the 2013-1 Securitization.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of March 31, 2015 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.
(8)	Debt investment is on non-accrual status at March 31, 2015, and interest payments received were recognized as income on a cash basis.
(9)	Value as a percent of net assets.
(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(11)

ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee will be based on income that the Company has not yet received in cash.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	56
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants	—	80	77
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc. (2)	Software	202,892 Preferred Stock Warrants	—	113	118
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	104
Courion Corporation	Software	772,543 Preferred Stock Warrants	—	107	—
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	—	14	14
Decisyon, Inc. (2)	Software	457,876 Preferred Stock Warrants	—	46	28
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	121
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	—	23	160
Netuitive, Inc.	Software	41,569 Preferred Stock Warrants	—	48	—
Raydiance, Inc. (2)	Software	1,051,120 Preferred Stock Warrants	—	71	67
Razorsight Corporation (2)	Software	259,404 Preferred Stock Warrants	—	43	44
SIGNiX, Inc. (2)	Software	63,365 Preferred Stock Warrants	—	48	48
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	—	13	12
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	—	55	53
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	536
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	19	17
Total Warrants — Technology				2,061	3,020
Warrants — Cleantech — 0.1% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	—	67	67
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	25	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	40
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	99	33
Total Warrants — Cleantech				235	140
Warrants — Healthcare information and services — 0.5% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	55	—
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	—	29	29
Interleukin Genetics, Inc. (2)(5)	Diagnostics	2,492,523 Common Stock Warrants	—	112	112
Helomics Corporation, fka Precision Therapeutics, Inc.	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	141
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	52
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	—	67	62
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	—	95	210
Total Warrants — Healthcare information and services				1,060	669
Total Warrants				4,815	4,603

Other Investments — 0.2% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,582	300
Total Other Investments				4,582	300
Equity — 0.7% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	239	514
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	—	73	82
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	—	83	200
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	222
Total Equity				877	1,018
Total Portfolio Investment Assets — 148.4% (9)				$209,838	$205,101

Short Term Investments — Money Market Funds — 0.0% (9)
US Bank Money Market Deposit Account				$27	$27
Total Short Term Investments — Money Market Funds				$27	$27
Short Term Investments — Restricted Investments— 2.1% (9)
US Bank Money Market Deposit Account (2)				$2,906	$2,906
Total Short Term Investments — Restricted Investments				$2,906	$2,906

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2014

(In thousands)

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility or 2013-1 Securitization.
(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of December 31, 2014 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.
(8)	Debt investment is on non-accrual status at December 31, 2014, and interest payments received were recognized as income on a cash basis.
(9)	Value as a percent of net assets.
(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(11)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee will be based on income that the Company has not yet received in cash.

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

On October 28, 2010, the Company completed an initial public offering (“IPO”) and its common stock trades on the NASDAQ Global Select Market under the symbol “HRZN”. The Company was formed to continue and expand the business of Compass Horizon Funding Company LLC (“CHF”), a Delaware limited liability company, which commenced operations in March 2008 and became the Company’s wholly owned subsidiary upon the completion of the Company’s IPO.

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as its sole equity member. Credit I is a separate legal entity from the Company and CHF. There has been no activity at Credit I during the three months ended March 31, 2015.

Horizon Credit II LLC (“Credit II”) was formed as a Delaware limited liability company on June 28, 2011, with the Company as its sole equity member. Credit II is a special purpose bankruptcy remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit II are not available to creditors of the Company or any other entity other than Credit II’s lenders.

Horizon Credit III LLC (“Credit III”) was formed as a Delaware limited liability company on May 30, 2012, with the Company as the sole equity member. Credit III is a separate legal entity from the Company. There has been no activity at Credit III during the three months ended March 31, 2015.

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

The Company formed Horizon Funding 2013-1 LLC (“2013-1 LLC”) as a Delaware limited liability company on June 7, 2013 and Horizon Funding Trust 2013-1 (“2013-1 Trust” and, together with 2013-1 LLC, the “2013-1 Entities”) as a Delaware trust on June 18, 2013. The 2013-1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2013-1 Entities for purposes of securitizing $189.3 million of secured loans (the “2013-1 Securitization”) and issuing fixed-rate asset-backed notes in an aggregate principal amount of $90 million (the “Asset-Backed Notes”).

The Company has also established additional wholly owned subsidiaries, each of which is structured as a Delaware limited liability company, to hold the assets of portfolio companies acquired in connection with foreclosure or bankruptcy. Each is a separate legal entity from the Company.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On March 24, 2015, the Company completed a follow-on public offering of 2,000,000 shares of its common stock at a public offering price of $13.95 per share, for total net proceeds to the Company of $26.7 million, after deducting underwriting commission and discounts and other offering expenses.

Note 2.  Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014.

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

Segments

The Company has determined that it has a single reporting segment and operating unit structure. The Company lends to and invests in portfolio companies in various technology, life science, healthcare information and services and cleantech industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these debt investments and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Investments

Investments are recorded at fair value. The Company’s board of directors (the “Board”) determines the fair value of the Company’s portfolio investments. The Company has the intent to hold its debt investments for the foreseeable future or until maturity or payoff.

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2015, there was one investment on non-accrual status with a cost of $2.0 million and a fair value of $2.0 million. For the three months ended March 31, 2015, the Company recognized as interest income payments of $0.1 million received from one portfolio company whose debt investment was on non-accrual status. As of December 31, 2014, there was one investment on non-accrual status with a cost of $2.4 million and a fair value of $2.3 million.

The Company receives a variety of fees from borrowers in the ordinary course of conducting its business, including advisory fees, commitment fees, amendment fees, non-utilization fees, success fees and prepayment fees. In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. Debt investment origination fees, net of certain direct origination costs, are deferred and, along with unearned income, are amortized as a level-yield adjustment over the respective term of the debt investment. All other income is recognized when earned. Fees for counterparty debt investment commitments with multiple debt investments are allocated to each debt investment based upon each debt investment’s relative fair value. When a debt investment is placed on non-accrual status, the amortization of the related fees and unearned income is discontinued until the debt investment is returned to accrual status.

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay all principal and interest due. The proportion of the Company’s income consisting of interest and fee income that resulted from the portion of ETPs not received in cash for the three months ended March 31, 2015 and 2014 was 7.4% and 9.7%, respectively.

In connection with substantially all lending arrangements, the Company receives warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are also recorded as unearned income on the grant date. The unearned income is recognized as interest income over the contractual life of the related debt investment in accordance with the Company’s income recognition policy. Subsequent to debt investment origination, the fair value of the warrants is determined using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized appreciation or depreciation on investments. Gains and losses from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains and losses on investments.

Realized gains or losses on the sale of investments, or upon the determination that an investment balance or portion thereof is not recoverable, are calculated using the specific identification method. The Company measures realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Net change in unrealized appreciation or depreciation reflects the change in the fair values of the Company’s portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related debt financing. The unamortized balance of debt issuance costs as of March 31, 2015 and December 31, 2014, included in other assets, was $2.1 million and $2.4 million, respectively. The accumulated amortization balances as of March 31, 2015 and December 31, 2014 were $3.3 million and $3.0 million, respectively. The amortization expense for the three months ended March 31, 2015 and 2014 was $0.3 million and $0.5 million, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Taxable income differs from net increase in net assets resulting from operations which can be temporary, meaning they will reverse in the future or be permanent. In accordance with Accounting Standards Codification 946-205-45-3, permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the three months ended March 31, 2015 the Company reclassified $1.0 million to paid-in capital from distributions in excess of net investment income of $0.9 million and net realized loss on investments of $0.1 million, which related to excise taxes paid in prior years.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2015 and 2014, $0.01 million and $0.04 million, respectively, was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2015 and December 31, 2014. The 2013, 2012 and 2011 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transfers of financial assets

Assets related to transactions that do not meet Accounting Standards Codification Topic 860 — Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s consolidated statements of assets and liabilities as investments. Those assets are owned by special purpose entities that are consolidated in the Company’s financial statements. The creditors of the special purpose entities have received security interests in such assets, and such assets are not intended to be available to the creditors of the Company (or any other affiliate of the Company).

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

New accounting pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, or ASU 2013-08, containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. ASU 2013-08 did not have a material impact on the Company’s consolidated financial position or disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, containing new guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance will be effective for annual and interim periods beginning on or after December 15, 2015. The Company is evaluating the impact ASU 2015-03 will have on the consolidated financial position and disclosures.

Note 3.  Related party transactions

Investment Management Agreement

The Investment Management Agreement with the Advisor, which was amended and restated effective July 1, 2014, under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company was reapproved by the Board in August 2014. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee under the Investment Management Agreement through and including June 30, 2014 was calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. As a result of an amendment and restatement of the Investment Management Agreement, the base management fee on and after July 1, 2014 is calculated at an annual rate of 2.00% of (i) the Company’s gross assets, less (ii) assets consisting of cash and cash equivalents, and is payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. In addition, the Advisor has agreed to waive its base management fee relating to the proceeds raised in the public offering of the Company’s common stock that closed on March 24, 2015, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which the Company’s net investment income exceeds distributions declared on its shares of common stock for the applicable quarter. During the three months ended March 31, 2015, the Advisor did not waive base management fees.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the three months ended March 31, 2014, the Advisor waived base management fees of $0.1 million, which the Advisor would have otherwise earned on cash held by the Company at the time of calculation. The base management fee payable at March 31, 2015 and December 31, 2014 was $0.4 million. After giving effect of the waiver for the three months ended March 31, 2014, the base management fee expense was $1.0 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income the Company has not yet received in cash. The incentive fee with respect to the Pre-Incentive Fee Net Investment Income is 20.00% of the amount, if any, by which the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the Pre-Incentive Fee Net Investment Income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this “catch-up” provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and will be expensed when incurred. For this purpose, the look-back period for the incentive fee based on Pre-Incentive Fee Net Investment Income (the “Incentive Fee Look-back Period”) commenced on July 1, 2014 and will increase by one quarter in length at the end of each of the 12 succeeding calendar quarters, after which time, the Incentive Fee Look-back Period will include the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. The Company only pays incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period. As of March 31, 2015 and December 31, 2014, the quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income was not limited by the Incentive Fee Cap and Deferral Mechanism.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of the Investment Management Agreement, as of the termination date), and equals 20.00% of the Company’s realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis through the end of such year, less all previous amounts paid in respect of the capital gain incentive fee. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement.

During the three months ended March 31, 2014, the Advisor waived performance based incentive fees of $0.1 million which the Advisor would have otherwise earned. After giving effect of the waiver for the three months ended March 31, 2014, the performance based incentive fee expense was $0.7 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The performance based incentive fee payable as of March 31, 2015 and December 31, 2014 were $0.7 million and $0.8 million, respectively. The entire incentive fee payable as of March 31, 2015 and December 31, 2014 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. The administrative fee expense was $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.  Investments

The following table shows the Company’s investments, all of which are with portfolio companies organized under the laws of the United States:

	March 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Money market funds	$399	$399	$27	$27
Restricted investments in money market funds	$2,351	$2,351	$2,906	$2,906
Non-affiliate investments
Debt	$197,776	$197,610	$199,564	$199,180
Warrants	4,740	5,184	4,815	4,603
Other Investments	4,512	300	4,582	300
Equity	877	1,206	877	1,018
Total non-affiliate investments	$207,905	$204,300	$209,838	$205,101

The following table shows the Company’s portfolio investments by industry sector:

	March 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$21,321	$22,221	$22,203	$22,586
Medical Device	27,794	27,246	23,129	22,462
Technology
Communications	18,220	17,802	18,392	17,973
Consumer-Related	6,565	7,291	6,556	7,228
Data Storage	4,535	318	4,604	318
Internet and Media	79	187	79	188
Networking	996	959	1,045	1,038
Power Management	7	55	7	56
Semiconductors	29,719	29,575	30,948	30,824
Software	61,034	61,620	54,482	54,905
Cleantech
Alternative Energy	6,999	6,971	8,283	8,076
Consumer-Related	161	161	396	396
Energy Efficiency	4,059	4,063	4,557	4,487
Healthcare Information and Services
Diagnostics	8,555	7,838	18,593	17,841
Other	8,449	8,468	7,157	7,201
Software	9,412	9,525	9,407	9,522
Total non-affiliate investments	$207,905	$204,300	$209,838	$205,101

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

Debt investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At March 31, 2015 and December 31, 2014, the hypothetical market yield used ranged from 9% to 18%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of March 31, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2015:

March 31, 2015
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
		(In thousands, except share data)
Debt investments	$192,563	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% – 18%	11%

	5,047	Multiple Probability Weighted Cash	Probability Weighting	10% – 65%	33%
		Flow Model

Warrant investments	4,264	Black-Scholes Valuation Model	Price per share	$0.00 – $63.98	$3.39
			Average Industry Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	222	Market Comparable Companies	Price Per Share	$ 0.58	$0.58
Total Level 3 investments	$202,396

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2014:

December 31, 2014
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
		(In thousands, except share data)
Debt investments	$193,937	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% – 18%	11%

	5,243	Multiple Probability Weighted Cash	Probability Weighting	10% – 65%	33%
		Flow Model

Warrant investments	3,966	Black-Scholes Valuation Model	Price per share	$0.04 – $63.98	$3.81
			Average Industry Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	222	Market Comparable Companies	Price Per Share	$ 0.57	$0.57
Total Level 3 investments	$203,668

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with Key Equipment Finance (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. On March 31, 2015, the closing price of the 2019 Notes on the New York Stock Exchange was $25.35 per note, or $33.5 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on or around March 31, 2015, the Asset-Backed Notes (as defined in Note 6) were trading at par value, or $31.3 million, and are categorized as Level 3 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

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

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$399	$—	$399	$—
Restricted investments in money market funds	$2,351	$—	$2,351	$—
Debt investments	$197,610	$—	$—	$197,610
Warrant investments	$5,184	$—	$920	$4,264
Other investments	$300	$—	$—	$300
Equity investments	$1,206	$984	$—	$222

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$27	$—	$27	$—
Restricted investments in money market funds	$2,906	$—	$2,906	$—
Debt investments	$199,180	$—	$—	$199,180
Warrant investments	$4,603	$—	$637	$3,966
Other investments	$300	$—	$—	$300
Equity investments	$1,018	$796	$—	$222

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$199,180	$3,966	$222	$300	$203,668
Purchase of investments	23,933	—	—	—	23,933
Warrants and equity received and classified as Level 3	—	151	—	—	151
Principal payments received on investments	(25,720)	—	—	(70)	(25,790)
Net realized loss on investments	—	(230)	—	—	(230)
Unrealized appreciation included in earnings	219	392	—	70	681
Transfer out of Level 3	—	(15)	—	—	(15)
Other	(2)				(2)
Level 3 assets, end of period	$197,610	$4,264	$222	$300	$202,396

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended March 31, 2015, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in one portfolio company, with an aggregate fair value of $0.02 million, that was transferred into Level 2 upon the portfolio company becoming a public company during the period.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2015 includes $0.2 million in unrealized appreciation for debt investments and $0.2 million in unrealized appreciation on warrants.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$213,754	$4,579	$529	$400	$219,262
Purchase of investments	17,926	—	—	—	17,926
Warrants and equity received and classified as Level 3	—	106	—	—	106
Principal payments received on investments	(11,746)	—	—	(27)	(11,773)
Proceeds from sale of investments	—	(720)	—	—	(720)
Net realized (loss) gain on investments	(7,382)	469	—	—	(6,913)
Unrealized appreciation (depreciation) included in earnings	7,551	(224)	—	27	7,354
Transfer out of Level 3	—	(320)	(109)	—	(429)
Transfer from debt to equity investments	(2,300)	—	2,300	—	—
Other	121	—	—	—	121
Level 3 assets, end of period	$217,924	$3,890	$2,720	$400	$224,934

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

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2014 includes $1.3 million unrealized appreciation on debt investments and $0.2 million unrealized appreciation on warrants.

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of assets and liabilities, for which it is practicable to estimate that value. Certain financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value amounts for 2015 and 2014 have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

As of March 31, 2015 and December 31, 2014, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.  Borrowings

The following table shows the Company’s borrowings as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$31,342	$31,342	$—	$38,753	$38,753	$—
Key Facility	50,000	10,000	40,000	50,000	10,000	40,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$114,342	$74,342	$40,000	$121,753	$81,753	$40,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of March 31, 2015, the asset coverage for borrowed amounts was 322%.

On November 4, 2013, the Company renewed and amended the Key Facility, which it originally entered into with Wells Fargo Capital Finance LLC (“Wells”), and facilitated the assignment of all rights and obligations of Wells thereunder to Key. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on November 4, 2018. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate at March 31, 2015 and December 31, 2014 was 4.00%. As of March 31, 2015, the Company had available borrowing capacity of $40.0 million, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2015, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF.”

The Company entered into a term loan facility (the “Fortress Facility”) with Fortress Credit Co LLC (“Fortress”) effective August 23, 2012. The Fortress Facility was collateralized by all debt investments and warrants held by Credit III. The Fortress Facility contained covenants that, among other things, required the Company to maintain a minimum net worth and restricted the debt investments securing the Fortress Facility to certain criteria for qualified debt investments and included portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, had a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility required the payment of an unused line fee in an amount equal to 1.00% of unborrowed amounts available under the facility annually and had an effective advance rate of 66% against eligible debt investments. The Fortress Facility bore interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The average rate for the three months ended March 31, 2014 was 7.00%.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Effective June 17, 2014, the Company terminated the Fortress Facility. In connection therewith, a loan and security agreement and other related documents governing the Fortress Facility were also terminated. As such, the Company had no borrowing capacity under the Fortress Facility as of March 31, 2015.

On June 28, 2013, the Company completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of the Company, issued $90 million in the Asset-Backed Notes, which are rated A2(sf) by Moody’s Investors Service, Inc. The Company is the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018. As of March 31, 2015, 36.6%, or $72.4 million, of the fair value balance of the Company’s total debt investment portfolio was held through the 2013-1 Securitization.

The Asset-Backed Notes were issued by 2013-1 Trust pursuant to a note purchase agreement (the “Note Purchase Agreement”), dated as of June 28, 2013, by and among the Company, 2013-1 LLC, as trust depositor, 2013-1 Trust and Guggenheim Securities, LLC (“Guggenheim Securities”), as initial purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company (the “Trust Loans”) and secured by certain assets of such portfolio companies. The pool of loans is to be serviced by the Company. In connection with the issuance and sale of the Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the Note Purchase Agreement. The Asset-Backed Notes are secured obligations of 2013-1 Trust and are non-recourse to the Company.

As part of the transaction, the Company entered into a sale and contribution agreement, dated as of June 28, 2013 (the “Sale and Contribution Agreement”), with 2013-1 LLC, pursuant to which the Company sold or contributed to 2013-1 LLC the Trust Loans. The Company made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Trust Loans as of the date of the transfer of the Trust Loans to 2013-1 LLC. The Company also entered into a sale and servicing agreement, dated as of June 28, 2013 (the “Sale and Servicing Agreement”), with 2013-1 LLC and 2013-1 Trust pursuant to which 2013-1 LLC sold or contributed the Trust Loans to 2013-1 Trust. The Company has made customary representations, warranties and covenants in the Sale and Servicing Agreement. The Company serves as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, 2013-1 LLC entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act, and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the consolidated statements of assets and liabilities. The balance of restricted investments in money market funds was $2.4 million and $2.9 million as of March 31, 2015 and December 31, 2014, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The balance of unfunded commitments to extend credit was $24.7 million and $25.7 million as of March 31, 2015 and December 31, 2014, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by customer as of March 31, 2015:

	As of March 31, 2015
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Additech, Inc.	$2,500	$42
Argos Therapeutics, Inc.	5,000	50
Crowdstar, Inc.	1,000	10
InVisage Technologies, Inc.	850	14
Lantos Technologies, Inc.	2,500	—
Luxtera, Inc.	833	7
NinePoint Medical, Inc.	2,500	27
Overture Networks, Inc.	1,000	10
SIGNiX, Inc.	2,000	32
xTech Holdings, Inc.	3,000	13
ZetrOZ, Inc.	3,500	48
Ending portfolio	$24,683	$253

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2015 totaling $0.2 million. The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The largest debt investments may vary from period to period as new debt investments are recorded and repaid. The Company’s five largest debt investments represented 23% and 24% of total debt investments outstanding as of March 31, 2015 and December 31, 2014, respectively. No single debt investment represented more than 10% of the total debt investments as of March 31, 2015 and December 31, 2014. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 24% and 22% of total interest and fee income on investments for the three months ended March 31, 2015 and 2014, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2015 and for the years ended December 31, 2014 and 2013:

Date			Amount	Cash	DRIP Shares	DRIP Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Three Months Ended March 31, 2015
3/6/15	5/20/15	6/15/15	$0.115	$—	—	$—
3/6/15	4/20/15	5/15/15	0.115	—	—	—
3/6/15	3/20/15	4/15/15	0.115	1,095	877	12
			$0.345	$1,095	877	$12
Year Ended December 31, 2014
10/31/14	2/19/15	3/16/15	$0.115	$1,096	751	$11
10/31/14	1/20/15	2/13/15	0.115	1,094	956	12
10/31/14	12/17/14	1/15/15	0.115	1,096	786	11
8/1/14	11/19/14	12/15/14	0.115	1,093	1,099	15
8/1/14	10/20/14	11/17/14	0.115	1,095	850	12
8/1/14	9/18/14	10/15/14	0.115	1,095	901	12
5/1/14	8/19/14	9/15/14	0.115	1,095	812	12
5/1/14	7/21/14	8/15/14	0.115	1,080	2,042	29
5/1/14	6/18/14	7/17/14	0.115	1,093	784	11
3/6/14	5/20/14	6/16/14	0.115	1,091	1,128	15
3/6/14	4/17/14	5/15/14	0.115	1,090	1,174	16
3/6/14	3/19/14	4/15/14	0.115	1,097	644	8
			$1.380	$13,115	11,927	$164
Year Ended December 31, 2013
11/1/13	2/17/14	3/17/14	$0.115	$1,062	3,444	$44
11/1/13	1/20/14	2/14/14	0.115	1,058	3,249	47
11/1/13	12/16/13	1/15/14	0.115	1,061	3,048	44
8/2/13	11/19/13	12/16/13	0.115	1,045	4,225	59
8/2/13	10/17/13	11/15/13	0.115	937	11,851	167
8/2/13	9/18/13	10/15/13	0.115	1,051	3,882	52
5/3/13	8/19/13	9/16/13	0.115	1,057	3,376	46
5/3/13	7/17/13	8/15/13	0.115	1,060	2,980	42
5/3/13	6/20/13	7/15/13	0.115	1,070	2,191	31
3/8/13	5/20/13	6/17/13	0.115	1,086	1,099	15
3/8/13	4/18/13	5/15/13	0.115	1,087	1,035	15
3/8/13	3/20/13	4/15/13	0.115	1,046	3,867	55
			$1.380	$12,620	44,247	$617

On May 1, 2015, the Board declared monthly distributions per share, payable as set forth in the following table.

		Distributions
Record Dates	Payment Dates	Declared
August 19, 2015	September 15, 2015	$0.115
July 20, 2015	August 14, 2015	$0.115
June 18, 2015	July 15, 2015	$0.115

After paying first quarter distributions of $0.345 per share and earning $0.30 per share for the first quarter, the Company’s undistributed spillover income as of March 31, 2015 was $0.31 per share. Spillover income includes any ordinary income and net capital gains from the preceding years that were not distributed during such years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.  Financial highlights

The following table shows financial highlights for the Company:

	Three Months		Three Months
	Ended		Ended
	March 31, 2015		March 31, 2014
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$14.36		$14.14
Net investment income	0.30		0.26
Realized loss on investments	(0.02)		(0.61)
Unrealized appreciation on investments	0.11		0.88
Net increase in net assets resulting from operations	0.39		0.53
Net dilution from issuance of common stock	(0.18)		—
Distributions declared(1)	(0.35)		(0.35)
From net investment income	(0.35)		(0.35)
From net realized gain on investments	—		—
Return of capital	—		—
Other(2)	(0.03)		—
Net asset value at end of period	$14.19		$14.32
Per share market value, beginning of period	$13.99		$14.21
Per share market value, end of period	$13.82		$12.51
Total return based on a market value(3)	1.3%		(9.5)%
Shares outstanding at end of period	11,630,617		9,618,690
Ratios to average net assets:
Expenses without incentive fees(5)	9.4	%(4)	13.5	%(4)
Incentive fees	1.9	%(4)	1.2	%(4)
Net expenses(5)	11.3	%(4)	14.7	%(4)
Net investment income with incentive fees(5)	7.8	%(4)	7.3	%(4)
Net assets at the end of the period	$165,013		$137,780
Average net asset value	$151,630		$136,807
Average debt per share	$7.98		$12.59
Portfolio turnover ratio	12.4%		8.1%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given year for distribution in the following year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	During the three months ended March 31, 2014, the Advisor waived $0.1 million of base management fee and $0.1 million of incentive fee. Had these expenses not been waived, the ratio of expenses without incentive fee to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fee to average net assets would have been 13.5%, 14.7% and 7.3%, respectively.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2014, and elsewhere in this quarterly report on Form 10-Q.

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

Portfolio composition and investment activity

The following table shows our portfolio by asset class as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
			(Dollars in thousands)
	Number of	Fair	Percentage of Total	Number of	Fair	Percentage of Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
Term loans	50	$197,610	96.7%	49	$189,127	92.2%
Revolving loans	—	—	—	1	10,053	4.9
Total loans	50	197,610	96.7	50	199,180	97.1
Warrants	78	5,184	2.5	75	4,603	2.2
Other investments	1	300	0.2	1	300	0.2
Equity	4	1,206	0.6	4	1,018	0.5
Total		$204,300	100.0%		$205,101	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Beginning portfolio	$205,101	$221,284
New debt investments	23,933	17,926
Principal received on investments	(7,754)	(11,773)
Early pay-offs	(18,036)	—
Accretion of debt investment fees	340	406
New debt investment fees	(186)	(180)
Sales of investments	—	(720)
Net realized loss on investments	(230)	(6,913)
Net unrealized appreciation on investments	1,132	8,530
Ending portfolio	$204,300	$228,560

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Debt Investments at	Percentage	Debt Investments at	Percentage
	Fair	of Total	Fair	of Total
	Value	Portfolio	Value	Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$20,365	10.3%	$21,253	10.7%
Medical Device	26,979	13.6	22,225	11.2
Technology
Communications	17,561	8.9	17,732	8.9
Consumer-Related	6,346	3.2	6,337	3.2
Networking	932	0.5	981	0.5
Semiconductors	29,118	14.7	30,355	15.2
Software	60,142	30.4	53,583	26.9
Cleantech
Alternative Energy	6,906	3.5	8,009	4.0
Consumer-Related	161	0.1	396	0.2
Energy Efficiency	3,916	2.0	4,414	2.2
Healthcare Information and Services
Diagnostics	7,636	3.9	17,637	8.8
Other	8,231	4.2	6,946	3.5
Software	9,317	4.7	9,312	4.7
Total	$197,610	100.0%	$199,180	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 23% and 24% of total debt investments outstanding as of March 31, 2015 and December 31, 2014, respectively. No single debt investment represented more than 10% of our total debt investments as of March 31, 2015 and December 31, 2014.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2015 and December 31, 2014, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
			(Dollars in thousands)
	Number of Investments	Debt Investment at Fair Value	Percentage of Debt Investment	Number of Investments	Debt Investment at Fair Value	Percentage of Debt Investment
Credit Rating
4	9	$50,672	25.6%	9	$44,082	22.1%
3	36	126,076	63.8	36	138,109	69.4
2	3	15,815	8.0	3	11,746	5.9
1	2	5,047	2.6	2	5,243	2.6
Total	50	$197,610	100.0%	50	$199,180	100.0%

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended March 31, 2015 and 2014

The following table shows consolidated results of operations for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Total investment income	$7,266	$7,534
Total net expenses	4,313	5,010
Net investment income before excise tax	2,953	2,524
Provision for excise tax	(10)	(40)
Net investment income	2,943	2,484
Net realized loss on investments	(230)	(5,884)
Net unrealized appreciation on investments	1,132	8,530
Net increase in net assets resulting from operations	$3,845	$5,130
Average debt investments, at fair value	$193,370	$221,778
Average borrowings outstanding	$78,269	$121,070

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $0.3 million, or 3.6%, to $7.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, total investment income consisted primarily of $6.6 million in interest income from investments, which included $1.2 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.7 million in fee income. Interest income on investments decreased by $0.6 million, or 8.6%, for the three months ended March 31, 2015 compared the three months ended March 31, 2014. Interest income on investments decreased primarily due to a decrease of $28.4 million, or 12.8%, in the average size of our investment portfolio, offset by greater acceleration of income related to origination fees and ETPs earned when a portfolio company prepays their loan. Other income, which includes prepayment fee income and fee income on debt investments, increased by $0.4 million, or 98.9%, primarily due to four prepayments during the three months ended March 31, 2015 compared to no prepayments during the three months ended March 31, 2014. For the three months ended March 31, 2014, total investment income consisted primarily of $7.2 million in interest income from investments, which included $1.1 million in income from the accretion of origination fees and ETPs and $0.4 million in fee income.

For the three months ended March 31, 2015 and 2014, our dollar-weighted annualized yield on average debt investments was 15.0% and 13.6%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 24% and 22% of investment income for the three months ended March 31, 2015 and 2014, respectively.

Expenses

Total net expenses decreased by $0.7 million, or 13.9%, to $4.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Total expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $0.5 million, or 23.3%, to $1.6 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings of $42.8 million, or 35.4%.

Base management fee expense decreased by $0.2 million, or 14.4%, to $1.0 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, after giving effect of the waiver of $0.1 million for the three months ended March 31, 2014. Base management fee expense decreased primarily due to a decrease in average gross assets of $32.0 million, or 12.2%.

Our Advisor has agreed to waive its base management fee relating to the proceeds raised in the public offering of our common stock that closed on March 24, 2015, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeds distributions declared on shares of our common stock for the applicable quarter. During the three months ended March 31, 2015, our Advisor did not waive any base management fees as the proceeds raised from the March 2015 offering were part of our cash balance, and thus not included in gross assets for purposes of determining the base management fee as of March 31, 2015.

Performance based incentive fee expense increased by $0.3 million, or 81.3%, to $0.7 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 after giving effect of the waiver of $0.1 million for the three months ended March 31, 2014. Performance based incentive fee expense increased primarily due to higher pre-incentive fee net investment income for the three months ended March 31, 2015.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the three months ended March 31, 2015 decreased compared to the three months ended March 31, 2014, due to decreased legal fees and other costs associated with certain non-accrual investments and other assets held at March 31, 2014. We believe there will be no ongoing expenses associated with these non-accrual investments.

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

During the three months ended March 31, 2015, we realized net losses totaling $0.2 million primarily due to the write-off of warrants in two of our portfolio companies. During the three months ended March 31, 2014, we realized losses totaling $5.9 million primarily due to the resolution of two debt investments that were on non-accrual status. One was settled for a cash payment of $2.7 million and $2.3 million in newly issued preferred stock of the applicable portfolio company, which resulted in a realized loss of $1.7 million and unrealized appreciation of $1.8 million. The other loss related to a debt investment for which we received substantially all of the assets of the applicable portfolio company through bankruptcy in satisfaction of the debt, which resulted in a realized loss of $4.7 million and unrealized appreciation of $4.4 million.

During the three months ended March 31, 2015, net unrealized appreciation on investments totaled $1.1 million which was primarily due to change in fair value of our investment portfolio during the period. During the three months ended March 31, 2014, net unrealized appreciation on investments totaled $8.5 million which was primarily due to the reversal of previously recorded unrealized depreciation on two debt investments that were settled in the period, as described above, and one debt investment that returned to accrual status in the quarter which resulted in unrealized appreciation of $1.3 million.

Liquidity and capital resources

As of March 31, 2015 and December 31, 2014, we had cash and investments in money market funds of $30.2 million and $8.4 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses and pay distributions. In addition, as of March 31, 2015 and December 31, 2014, we had $2.4 million and $2.9 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our asset-backed notes, or the Asset-Backed Notes. Our primary sources of capital have been from our private and public equity offerings, use of our revolving credit facilities and issuance of our 7.375% notes due 2019, or the 2019 Notes, and the Asset-Backed Notes.

At March 31, 2015 and December 31, 2014, the outstanding principal balance under our revolving credit facility with Key Equipment Finance, or the Key Facility, was $10.0 million. At March 31, 2015 and December 31, 2014, we had borrowing capacity under the Key Facility of $40.0 million of which $40.0 million and $35.6 million, respectively, were available, subject to existing terms and advance rates.

Our operating activities provided cash of $5.4 million for the three months ended March 31, 2015, and our financing activities provided cash of $16.0 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments, partially offset by investments made in portfolio companies. Our financing activities provided cash primarily from the completion of a follow-on public offering of 2.0 million shares of common stock for net proceeds of $26.7 million, after deducting underwriting commission and discounts and other offering expenses, which was partially offset by cash used to pay down borrowings and pay distributions to our stockholders.

Our operating activities used cash of $5.2 million for the three months ended March 31, 2014, and our financing activities used cash of $6.1 million for the same period. Our operating activities used cash primarily for investing in portfolio companies, offset by principal payments received on our debt investments. Our financing activities used cash primarily to pay down borrowings and pay distributions to our stockholders.

Our primary use of available funds is to make debt investments in portfolio companies and for general corporate purposes. We expect to raise additional equity and debt capital opportunistically as needed and, subject to market conditions, to support our future growth to the extent permitted by the 1940 Act.

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

Current borrowings

The following table shows our borrowings as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment
	(In thousands)
Asset-Backed Notes	$31,342	$31,342	$—
Key Facility	50,000	10,000	40,000
2019 Notes	33,000	33,000	—
Total	$114,342	$74,342	$40,000

	December 31, 2014
	Total Commitment	Balance Outstanding	Unused Commitment
	(In thousands)
Asset-Backed Notes	$38,753	$38,753	$—
Key Facility	50,000	10,000	40,000
2019 Notes	33,000	33,000	—
Total	$121,753	$81,753	$40,000

On November 4, 2013, through our wholly owned subsidiary, Horizon Credit II LLC, or Credit II, we renewed and amended our revolving credit facility which, among other things, assigned all rights and obligations to Key Equipment Finance. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate was 4.00% as of March 31, 2015 and December 31, 2014.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key Equipment Finance. The Key Facility is collateralized by debt investments held by Credit II and permits an advance rate of up to fifty percent (50%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. We may request advances under the Key Facility through November 4, 2016, or the Revolving Period. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. All outstanding advances under the Key Facility are due and payable on November 4, 2018.

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2015, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

We, through our wholly owned subsidiary Horizon Credit III LLC, or Credit III, entered into our term loan facility, or the Fortress Facility, on August 23, 2012. The interest rate on the Fortress Facility was based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The Fortress Facility provided for a four-year drawing period and charged 1.00% annually on any undrawn amounts available under the facility. Borrowings under the Fortress Facility were collateralized by debt investments and warrants held by Credit III. The Fortress Facility contained customary covenants for a facility of its type. Effective June 17, 2014, we terminated the Fortress Facility and a related loan and security agreement and other documents. As such, we had no borrowing capacity under the Fortress Facility as of March 31, 2015.

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

As part of the transaction, we entered into a sale and contribution agreement, or the Sale and Contribution Agreement, dated as of June 28, 2013, with the Trust Depositor, pursuant to which we sold or contributed the Trust Loans to the Trust Depositor. We made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Trust Loans as of the date of the transfer of the Trust Loans to the Trust Depositor. We also entered into a sale and servicing agreement, or the Sale and Servicing Agreement, dated as of June 28, 2013, with the Trust Depositor and 2013-1 Trust pursuant to which the Trust Depositor sold or contributed the Trust Loans to 2013-1 Trust. We made customary representations, warranties and covenants in the Sale and Servicing Agreement. We serve as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, the Trust Depositor entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes.

As of March 31, 2015 and December 31, 2014, other assets were $3.5 million and $4.0 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2015:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$74,342	$8,189	$26,055	$40,098	$—
Unfunded commitments	24,683	24,683	—	—	—
Total	$99,025	$32,872	$26,055	$40,098	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2015, we had unfunded commitments of $24.7 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Distributions

In order to qualify as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Very generally, in order to qualify as a RIC, we must derive at least 90% of our gross income for each tax year from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income derived with respect to its business of investing in stock or other securities. We must also meet certain asset diversification requirements at the end of each quarter of each tax year. Failure to meet these diversification requirements on the last day of a quarter may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices or times, and may cause us to incur substantial losses.

In addition, in order to be eligible for the special tax treatment accorded to RICs and to avoid corporate level tax on the income and gains we distribute to our stockholders, we are required under the Code to distribute as dividends at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute, in respect of each calendar year, dividends of an amount generally at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Advisers Act. The investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2015 and 2014, we paid the Advisor $1.8 million and $1.6 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

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

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor may manage other investment vehicles, or “Advisor Funds,” with the same investment strategy as us. The Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in such investments. Accordingly, we may apply for exemptive relief which would permit us to co-invest subject to certain conditions, including, without limitation, approval of such investments by both a majority of our directors who have no financial interest in such transaction and a majority of directors who are not interested persons of us as defined in the 1940 Act.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2015, we recognized as interest income interest payments of $0.1 million received from one portfolio company whose debt investment was on non-accrual status.

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

In connection with substantially all lending arrangements, we receive warrants to purchase shares of stock from the borrower. We record the warrants as assets at estimated fair value on the grant date using the Black-Scholes valuation model. We consider the warrant loan fees and record them as unearned income on the grant date. The unearned income is recognized as interest income over the contractual life of the related debt investment in accordance with our income recognition policy. Subsequent to origination, the warrants are also measured at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains on investments.

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

Income taxes

We have elected to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income distributed to stockholders, among other things, we are required to meet certain source of income and asset diversification requirements, and we must timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2015 and December 31, 2014.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, containing new guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. We are evaluating the impact ASU 2015-03 will have on the consolidated financial position and disclosures.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were at floating and fixed rates.
We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2015 and December 31, 2014, 74% and 64%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2015 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

While our 2019 Notes and Asset-Backed Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision, subject to an annual floor of 0.75%, based on a LIBOR index which resets daily, and any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2015 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014.

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
49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: May 5, 2015	By:	/s/ Robert D. Pomeroy, Jr.
Name: Robert D. Pomeroy, Jr.
Title: Chief Executive Officer and Chairman of the Board

Date: May 5, 2015	By:	/s/ Christopher M. Mathieu
Name: Christopher M. Mathieu
Title: Chief Financial Officer

