Form 10-Q
period 2015-06-30
Horizon Technology Finance Corp
filed 2015-08-04
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 4, 2015, the Registrant had 11,637,525 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014

Assets
Non-affiliate investments at fair value (cost of $244,867 and $209,838, respectively) (Note 4)	$240,148	$205,101
Investments in money market funds	334	27
Cash	11,270	8,417
Restricted investments in money market funds	1,842	2,906
Interest receivable	5,625	4,758
Other assets	2,993	3,987
Total assets	$262,212	$225,196

Liabilities
Borrowings (Note 6)	$93,562	$81,753
Distributions payable	4,014	3,322
Base management fee payable (Note 3)	367	356
Incentive fee payable (Note 3)	722	799
Other accrued expenses	745	718
Total liabilities	99,410	86,948

Commitments and Contingencies (Notes 7 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,635,480 and 9,628,124 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	12	10
Paid-in capital in excess of par	181,028	155,240
Distributions in excess of net investment income	(2,175)	(1,102)
Net unrealized depreciation on investments	(4,719)	(4,737)
Net realized loss on investments	(11,344)	(11,163)
Total net assets	162,802	138,248
Total liabilities and net assets	$262,212	$225,196
Net asset value per common share	$13.99	$14.36

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Investment income
Interest income on non-affiliate investments	$6,599	$7,747	$13,161	$14,928
Prepayment fee income on non-affiliate investments	208	535	728	535
Fee income on non-affiliate investments	50	415	234	769
Total investment income	6,857	8,697	14,123	16,232
Expenses
Interest expense	1,263	3,760	2,850	5,831
Base management fee (Note 3)	1,146	1,268	2,177	2,580
Performance based incentive fee (Note 3)	722	—	1,458	513
Administrative fee (Note 3)	309	293	577	537
Professional fees	287	1,280	718	2,114
General and administrative	299	351	559	602
Total expenses	4,026	6,952	8,339	12,177
Management and performance based incentive fees waived (Note 3)	(67)	(131)	(67)	(345)
Net expenses	3,959	6,821	8,272	11,832
Net investment income before excise tax	2,898	1,876	5,851	4,400
Provision for excise tax	10	40	20	80
Net investment income	2,888	1,836	5,831	4,320

Net realized and unrealized (loss) gain on investments
Net realized loss on investments	(29)	(630)	(259)	(6,514)
Net unrealized (depreciation) appreciation on investments	(1,114)	1,229	18	9,759
Net realized and unrealized (loss) gain on investments	(1,143)	599	(241)	3,245

Net increase in net assets resulting from operations	$1,745	$2,435	$5,590	$7,565
Net investment income per common share	$0.25	$0.19	$0.54	$0.45
Net increase in net assets per common share	$0.15	$0.25	$0.52	$0.78
Distributions declared per share	$0.345	$0.345	$0.69	$0.69
Weighted average shares outstanding	11,632,724	9,620,027	10,725,004	9,616,930

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Accumulated Undistributed (Distributions in excess of) Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2013	9,608,949	$10	$154,975	$1,463	$(13,026)	$(7,587)	$135,835
Net increase in net assets resulting from operations	—	—	—	4,320	9,759	(6,514)	7,565
Issuance of common stock under dividend reinvestment plan	12,687	—	174	—	—	—	174
Distributions declared	—	—	—	(6,639)	—	—	(6,639)
Balance at June 30, 2014	9,621,636	$10	$155,149	(856)	$(3,267)	$(14,101)	$136,935

Balance at December 31, 2014	9,628,124	$10	$155,240	$(1,102)	$(4,737)	$(11,163)	$138,248
Issuance of common stock, net of offering costs	2,000,000	2	26,657	—	—	—	26,659
Net increase in net assets resulting from operations	—	—	—	5,831	18	(259)	5,590
Issuance of common stock under dividend reinvestment plan	7,356	—	102	—	—	—	102
Distributions declared	—	—	—	(7,797)	—	—	(7,797)
Reclassification of permanent tax differences (Note 2)	—	—	(971)	893	—	78	—
Balance at June 30, 2015	11,635,480	$12	$181,028	$(2,175)	$(4,719)	$(11,344)	$162,802

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,590	$7,565
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	523	2,022
Net realized loss on investments	259	7,651
Net unrealized appreciation on investments	(18)	(9,726)
Purchase of investments	(71,933)	(43,990)
Principal payments received on investments	36,577	47,489
Proceeds from sale of investments	—	1,123
Changes in assets and liabilities:
Net increase in investments in money market funds	(307)	(8,394)
Net decrease in restricted investments in money market funds	1,064	1,111
Increase in interest receivable	(194)	(955)
Increase in end-of-term payments	(673)	(537)
Increase (decrease) in unearned income	97	(558)
Decrease (increase) in other assets	431	(418)
Increase in other accrued expenses	38	816
Increase (decrease) in base management fee payable	11	(153)
Decrease in incentive fee payable	(77)	(852)
Net cash (used in) provided by operating activities	(28,612)	2,194
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	26,659	—
Repayment of Asset-Backed Notes	(14,191)	(14,807)
Advances on credit facilities	26,000	—
Distributions paid	(7,003)	(6,460)
Net cash provided by (used in) financing activities	31,465	(21,267)
Net increase (decrease) in cash	2,853	(19,073)
Cash:
Beginning of period	8,417	25,341
End of period	$11,270	$6,268
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,317	$3,929
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$485	$260
Distributions payable	$4,014	$3,319
End-of-term payments receivable	$4,458	$3,715
Net assets received in settlement of debt investment	$—	$985
Receivable resulting from sale of investment	$—	$209

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Debt Investments — 142.8% (9)
Debt Investments — Life Science — 26.4% (9)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	$5,000	$4,883	$4,883
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,301	1,294	1,294
		11.50%), 6.50% ETP, Due 11/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	434	431	431
		11.50%), 6.50% ETP, Due 11/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,971	1,971
		10.50%), 4.00% ETP, Due 7/1/18)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,929	4,929
		9.00%), 5.00% ETP, Due 1/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.00%; Floor	1,555	1,549	1,549
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	945	939	939
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	2,500	2,477	2,477
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 4.65% ETP, Due 10/1/16)	545	543	543
		Term Loan (9.00% cash, 4.65% ETP, Due 10/1/16)	818	812	812
IntegenX Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,750	3,694	3,694
		10.75%; Ceiling 12.75%), 3.50% ETP, Due 7/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,458	3,267
		10.50%; Ceiling 12.00%), 3.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,975	2,975
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,975	2,975
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.25% cash (Libor + 8.75%; Floor	5,000	4,922	4,922
		9.25%), 4.50% ETP, Due 3/1/19)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	2,438	2,421	2,421
		Due 9/1/16)
ZetrOZ, Inc. (2)	Medical Device	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,458	1,458
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,474	1,474
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
Total Debt Investments — Life Science				43,205	43,014
Debt Investments — Technology — 86.5% (9)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,048	1,040	1,040
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	349	346	346
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,972	4,972
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,972	4,972
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
		Term Loan (12.00% cash, 100.0% ETP, Due 7/1/16)	1,000	1,000	1,000
		Term Loan (12.00% cash, 100.0% ETP, Due 7/1/16)	1,000	1,000	1,000
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, (Libor + 10.25%; Floor	4,104	4,085	4,085
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,052	2,041	2,041
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	1,000	991	991
		10.75%), 5.00% ETP, Due 11/1/18)
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,464	2,464
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)
		Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,458	2,458
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 1/1/19)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,867	1,839	1,839
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 11/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	978	978
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 2/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	983	983
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 4/1/18)
SavingStar, Inc.	Consumer-related Technologies	Term Loan (10.90% cash (Libor + 10.40%; Floor	3,000	2,903	2,903
		10.90%), 3.0% ETP, Due 6/1/19)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
The NanoSteel Company, Inc.	Materials	Term Loan (10.00% cash (Libor + 9.50%; Floor	5,000	4,855	4,855
		10.00%), 5.0% ETP, Due 7/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	2,500	2,452	2,452
		10.00%), 5.0% ETP, Due 7/1/19)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	868	855	855
Powerhouse Dynamics, Inc.	Power Management	Term Loan (11.20% cash (Libor + 10.70%; Floor	2,500	2,449	2,449
		11.20%), 3.0% ETP, Due 3/1/19)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,983	1,976	1,976
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,246	2,239	2,239
		Ceiling 11.75%) ,2.40% ETP, Due 10/1/18)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,500	2,447	2,447
		Ceiling 11.75%), 2.00% ETP, Due 2/1/19)
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 10/1/17)	2,000	1,987	1,987
		Term Loan (10.75% cash, 2.50% ETP, Due 4/1/18)	2,000	1,987	1,987
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.00% cash (Libor + 11.50%; Floor	2,550	2,492	2,492
		12.00%; Ceiling 14.00%), 2.0% ETP, Due 4/1/18)
		Term Loan (12.00% cash (Libor + 11.50%; Floor	850	832	832
		12.00%; Ceiling 14.00%), 2.0% ETP, Due 10/1/18)
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	2,193	2,162	2,162
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	1,224	1,219	1,219
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%),	833	823	823
		4.50% ETP, Due 12/1/18)
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	1,796	1,786	1,786
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	1,197	1,188	1,188
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (12.50% cash, 15.65% ETP, Due 12/31/16)	5,301	5,214	5,214
		Term Loan (12.50% cash, 21.75% ETP, Due 12/31/16)	1,473	1,447	1,447
Bridge2 Solutions, Inc.	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,000	3,975	3,975
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 7/1/19)
Crowdstar, Inc. (2)	Software	Term Loan (10.75% cash (Libor + 10.25%; Floor	2,000	1,961	1,961
		10.75%), 3.00% ETP, Due 9/1/18)
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	2,145	2,134	2,134
		Term Loan (11.65% cash, 5.00% ETP, Due 11/1/17)	971	961	961
Education Elements, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,962	1,962
		10.50%), 4.00% ETP, Due 1/1/19)
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,410	3,394	3,394
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	1,500	1,493	1,493
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	2,100	2,075	2,075
		11.50%), 3.00% ETP, Due 4/1/18)
Netuitive, Inc. (2)	Software	Term Loan (12.75% cash, Due 7/1/16)	1,459	1,454	1,454
Raydiance, Inc. (2)(8)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	2,995	2,995	2,158
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	596	596	429
		Term Loan (11.50% cash (Libor + 11.00%; Floor	2,961	2,961	2,134
		11.50%; Ceiling 13.50%), 2.75% ETP, Due 2/1/18)
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	903	898	898
		Term Loan (11.75% cash, 3.00% ETP, Due 8/1/16)	755	750	750
		Term Loan (11.75% cash, 3.00% ETP, Due 7/1/17)	853	845	845
ScoreBig, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,442	3,442
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,442	3,442
		10.50%), 4.00% ETP, Due 4/1/19)
SIGNiX, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,911	2,911
		11.50%), Due 7/1/18)
SilkRoad Technology, Inc.	Software	Term Loan (10.85% cash (Libor + 10.35%; Floor	7,500	7,427	7,427
		10.85%; Ceiling 12.85%), 3.00% ETP, Due 6/1/19)
Social Intelligence Corp. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,364	1,345	1,345
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
SpringCM, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,500	4,438	4,438
		11.50%; Ceiling 13.00%), 2.00% ETP, Due 1/1/18)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash (Libor + 11.15%; Floor	6,000	5,961	5,961
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.65% cash (Libor + 11.15%; Floor	5,000	4,960	4,960
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
VBrick Systems, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	2,500	2,483	2,483
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (13.00% cash, 7.58% ETP, Due 12/1/17)	3,000	2,999	2,999
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	465	462	462
Xceedium, Inc.	Software	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,000	1,980	1,980
		11.75%), Due 6/1/19)
xTech Holdings, Inc. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,952	1,952
		11.00%), 3.00% ETP, Due 4/1/19
Total Debt Investments — Technology				142,738	140,907
Debt Investments — Cleantech — 5.6% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	673	672	672
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	673	672	672
		Term Loan (10.25% cash, Due 10/1/16)	2,601	2,591	2,591
Semprius, Inc. (2)(8)	Alternative Energy	Term Loan (10.25% cash, 5.00% ETP, Due 6/1/16)	1,676	1,656	1,656
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.80% cash, 4.25% ETP, Due 6/1/17)	2,490	2,455	2,455
		Term Loan (11.80% cash, 4.25% ETP, Due 1/1/18)	962	945	945
Total Debt Investments — Cleantech				8,991	8,991
Debt Investments — Healthcare information and services — 24.3% (9)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%)	5,000	4,859	4,859
		4.50% ETP, Due 10/1/18)
LifePrint Group, Inc. (2)	Diagnostics	Term Loan (11.00% cash (Libor + 10.50%; Floor	3,000	2,958	2,958
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 1/1/18)
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,500	3,492	3,492
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,500	3,492	3,492
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	1,250	1,248	1,248
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
Innnovatient Solutions, Inc.	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	945	945
		11.00%, Ceiling 13.00%); 4.00% ETP, Due 7/1/18)
MedAvante, Inc.	Software	Term Loan (9.75% cash (Libor + 9.25%; Floor	3,000	2,884	2,884
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.75% cash (Libor + 9.25%; Floor	3,000	2,950	2,950
		9.75%), 4.00% ETP, Due 1/1/19)
Medsphere Systems Corporation	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	5,000	4,910	4,910
		10.50%), 7.00% ETP, Due 7/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,455	2,455
		10.50%), 7.00% ETP, Due 7/1/19)
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,384	1,379	1,379
		11.50%), 6.60% ETP, Due 12/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	2,500	2,492	2,492
		11.00%), 4.50% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,493	2,493
		10.50%), 2.75% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,000	2,959	2,959
		10.50%), 2.50% ETP, Due 1/1/19)
Total Debt Investments — Healthcare information and services				39,516	39,516
Total Debt Investments				234,450	232,428
Warrant Investments — 3.6% (9)
Warrants — Life Science — 1.0% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	16,556 Common Stock Warrants	—	33	5
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	33,762 Preferred Stock Warrants	—	17	14
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	55,347 Preferred Stock Warrants	—	42	129
Nivalis Theraputics, Inc. (5)	Biotechnology	18,534 Common Stock Warrants	—	122	12
Palatin Technologies, Inc. (2)(5)	Biotechnology	333,333 Common Stock Warrants	—	31	67
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	—	68	603
Sample6, Inc. (2)	Biotechnology	351,018 Preferred Stock Warrants	—	45	39
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	12,302 Common Stock Warrants	—	6	11

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Common Stock Warrants	—	93	529
Tranzyme, Inc. (2)(5)	Biotechnology	6,460 Common Stock Warrants	—	6	—
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants	—	24	28
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	40
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
IntegenX, Inc. (2)	Medical Device	158,006 Preferred Stock Warrants	—	33	31
Lantos Technologies, Inc. (2)	Medical Device	858,545 Preferred Stock Warrants	—	24	23
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	—	26	40
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants	—	52	37
NinePoint Medical, Inc. (2)	Medical Device	410,959 Preferred Stock Warrants	—	33	33
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants	—	15	13
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
ZetrOZ, Inc. (2)	Medical Device	475,561 Preferred Stock Warrants	—	25	24
Total Warrants — Life Science				1,375	1,678
Warrants — Technology — 2.0% (9)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	—	33	19
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	385,617 Preferred Stock Warrants	—	55	—
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants	—	34	26
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	—	69	109
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	—	68	439
SavingStar, Inc.	Consumer-related Technologies	79,088 Preferred Stock Warrants	—	48	48
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	303
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	65
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	18
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	160
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	28
The NanoSteel Company, Inc.	Materials	147,424 Preferred Stock Warrants	—	93	93
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	3
Nanocomp Technologies, Inc. (2)	Networking	272,728 Preferred Stock Warrants	—	25	24
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	7	55
Powerhouse Dynamics, Inc.	Power Management	290,698 Preferred Stock Warrants	—	27	27
Avalanche Technology, Inc. (2)	Semiconductors	352,828 Preferred Stock Warrants	—	101	86
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	—	25	28
InVisage Technologies, Inc. (2)	Semiconductors	185,790 Preferred Stock Warrants	—	48	46
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	63
Luxtera, Inc.(2)	Semiconductors	2,304,667 Preferred Stock Warrants	—	48	109
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	56
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants	—	80	77
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions, Inc. (2)	Software	202,892 Preferred Stock Warrants	—	113	117
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	104
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	—	14	14
Decisyon, Inc. (2)	Software	457,876 Preferred Stock Warrants	—	46	21
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	120
Education Elements, Inc. (2)	Software	136,070 Preferred Stock Warrants	—	16	16
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	—	22	267
Netuitive, Inc.	Software	41,569 Preferred Stock Warrants	—	48	—
Raydiance, Inc. (2)	Software	1,051,120 Preferred Stock Warrants	—	71	—
Razorsight Corporation (2)	Software	259,404 Preferred Stock Warrants	—	43	34
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	—	13	12
ScoreBig, Inc. (2)	Software	481,198 Preferred Stock Warrants	—	55	56
SIGNiX, Inc. (2)	Software	63,365 Preferred Stock Warrants	—	48	48
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	—	55	53
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	509
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	19	12
xTech Holdings, Inc. (2)	Software	111,111 Preferred Stock Warrants	—	29	31
Total Warrants — Technology				2,231	3,296
Warrants — Cleantech — 0.1% (9)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	—	68	66
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	25	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	31

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	109
Total Warrants — Cleantech				237	206
Warrants — Healthcare information and services — 0.5% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
Candescent Health, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Helomics Corporation	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	2,492,523 Common Stock Warrants	—	112	90
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	—	29	28
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	166
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	35
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	—	74	63
Innovatient Solutions, Inc.	Software	157,895 Preferred Stock Warrants	—	35	35
MedAvante, Inc.	Software	114,285 Preferred Stock Warrants	—	66	66
Medsphere Systems Corporation	Software	7,097,791 Preferred Stock Warrants	—	60	60
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	—	95	209
Total Warrants — Healthcare information and services				1,227	815
Total Warrants				5,070	5,995

Other Investments — 0.2% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,470	300
Total Other Investments				4,470	300
Equity — 0.9% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	239	811
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	—	73	156
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	—	83	236
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	222
Total Equity				877	1,425
Total Portfolio Investment Assets — 147.5% (9)				$244,867	$240,148

Short Term Investments — Money Market Funds — 0.2% (9)
US Bank Money Market Deposit Account				$334	$334
Total Short Term Investments — Money Market Funds				$334	$334
Short Term Investments — Restricted Investments— 1.1% (9)
US Bank Money Market Deposit Account (2)				$1,842	$1,842
Total Short Term Investments — Restricted Investments				$1,842	$1,842

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility or the 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of June 30, 2015 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

(8)	Debt investment is on non-accrual status at June 30, 2015.

(9)	Value as a percent of net assets.

(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(11)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Debt Investments — 144.1% (9)
Debt Investments — Life Science — 31.4% (9)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	$5,000	$4,872	$4,872
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	2,795	2,777	2,777
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,301	1,292	1,292
		11.50%), 6.50% ETP, Due 11/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	434	431	431
		11.50%), 6.50% ETP, Due 11/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,967	1,967
		10.50%), 4.00% ETP, Due 7/1/18)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,919	4,919
		9.00%), 5.00% ETP, Due 1/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.00%; Floor	1,555	1,548	1,548
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	945	912	912
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	677	675	675
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	1,016	1,008	1,008
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	292	292	292
		Term Loan (12.50% cash, Due 8/1/15)	459	459	459
		Term Loan (12.50% cash, Due 10/1/15)	101	101	101
AccuVein Inc. (2)	Medical Device	Term Loan (10.40% cash (Libor + 9.90%; Floor	4,000	3,956	3,956
		10.40%; Ceiling 11.90%), 5.00% ETP, Due 2/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	1,000	981	981
		10.00%; Ceiling 12.50%), 4.00% ETP, Due 7/1/18)
IntegenX Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,750	3,685	3,685
		10.75%; Ceiling 12.75%), 3.50% ETP, Due 7/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,449	3,449
		10.50%; Ceiling 12.00%), 3.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,969	2,969
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,969	2,969
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	2,813	2,789	2,789
		Due 9/1/16)
ZetrOZ, Inc. (2)	Medical Device	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,427	1,427
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
Total Debt Investments — Life Science				43,478	43,478
Debt Investments — Technology — 78.9% (9)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,279	1,267	1,267
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	426	422	422
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,967	4,967
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,967	4,967
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, (Libor + 10.25%; Floor	4,104	4,071	4,071
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,052	2,038	2,038
		10.75%), 5.75% ETP, Due 12/1/17)
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,417	2,417
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,966	1,966
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 11/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	974	974
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 2/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	980	980
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 4/1/18)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	1,000	981	981
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,983	1,972	1,972
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,246	2,179	2,179
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
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 1/1/18)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% cash (Prime + 8.00%), Due 10/1/15)	10,092	10,053	10,053
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,473	3,473
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,473	3,473
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,384	1,379	1,379
		11.50%), 6.60% ETP, Due 12/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	2,500	2,490	2,490
		11.00%), 4.50% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,490	2,490
		10.50%), 2.75% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,000	2,953	2,953
		10.50%), 2.50% ETP, Due 1/1/19)
Total Debt Investments — Healthcare information and services				34,097	33,895
Total Debt Investments				199,564	199,180
Warrant Investments — 3.4% (9)
Warrants — Life Science — 0.6% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	16,556 Common Stock Warrants	—	33	31
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation	Biotechnology	33,762 Preferred Stock Warrants	—	17	15
N30 Pharmaceuticals, Inc.	Biotechnology	53,550 Common Stock Warrants	—	122	—
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	55,347 Preferred Stock Warrants	—	42	136
Palatin Technologies, Inc. (2)(5)	Biotechnology	333,333 Common Stock Warrants	—	31	31
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	—	68	120
Sample6, Inc. (2)	Biotechnology	351,018 Preferred Stock Warrants	—	45	39
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Common Stock Warrants	—	93	165
Tranzyme, Inc. (2)(5)	Biotechnology	6,460 Common Stock Warrants	—	6	—
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants	—	24	29
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	40
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
IntegenX, Inc. (2)	Medical Device	158,006 Preferred Stock Warrants	—	33	31
Lantos Technologies, Inc. (2)	Medical Device	858,545 Preferred Stock Warrants	—	24	23
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	—	26	40
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants	—	52	37
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
Tengion, Inc. (2)(5)	Medical Device	1,864,876 Common Stock Warrants	—	123	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants	—	15	13
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
ZetrOZ, Inc. (2)	Medical Device	475,561 Preferred Stock Warrants	—	25	24
Total Warrants — Life Science				1,459	774
Warrants — Technology — 2.2% (9)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	—	33	19
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	385,617 Preferred Stock Warrants	—	56	—
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants	—	33	33
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	—	69	179
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	—	68	312
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	305
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	26	62
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	18
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	159
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	29
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	33
Nanocomp Technologies, Inc. (2)	Networking	272,728 Preferred Stock Warrants	—	25	24
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	7	56
Avalanche Technology, Inc. (2)	Semiconductors	352,828 Preferred Stock Warrants	—	101	98
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	—	25	28
InVisage Technologies, Inc. (2)	Semiconductors	165,147 Preferred Stock Warrants	—	43	41
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	64
Luxtera, Inc.	Semiconductors	2,087,766 Preferred Stock Warrants	—	43	105

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2014

(In thousands)

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility or 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2014 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Preferred and common stock warrants, equity interests and other investments are non-income producing.

(8)	Debt investment is on non-accrual status at December 31, 2014, and interest payments received were recognized as income on a cash basis.

(9)	Value as a percent of net assets.

(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(11)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as its sole equity member. Credit I is a separate legal entity from the Company and CHF. There has been no activity at Credit I during the six months ended June 30, 2015.

Horizon Credit II LLC (“Credit II”) was formed as a Delaware limited liability company on June 28, 2011, with the Company as its sole equity member. Credit II is a special purpose bankruptcy remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit II are not available to creditors of the Company or any other entity other than Credit II’s lenders.

Horizon Credit III LLC (“Credit III”) was formed as a Delaware limited liability company on May 30, 2012, with the Company as the sole equity member. Credit III is a separate legal entity from the Company. There has been no activity at Credit III during the six months ended June 30, 2015.

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

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments the Company makes and capital appreciation from the warrants the Company receives when making such debt investments. The Company has entered into an investment management agreement, which was amended and restated effective July 1, 2014 (the “Investment Management Agreement”), with Horizon Technology Finance Management LLC (the “Advisor”), under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.

On March 24, 2015, the Company completed a follow-on public offering of 2,000,000 shares of its common stock at a public offering price of $13.95 per share, for total net proceeds to the Company of $26.7 million, after deducting underwriting commission and discounts and other offering expenses.

Note 2.  Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2015, there were two investments on non-accrual status with a cost of $8.2 million and a fair value of $6.4 million. For the three and six months ended June 30, 2015, the Company recognized interest income payments of $0.05 million and $0.1 million, respectively, received from one portfolio company whose debt investment was on non-accrual status. As of December 31, 2014, there was one investment on non-accrual status with a cost of $2.4 million and a fair value of $2.3 million.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay all principal and interest due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended June 30, 2015 and 2014 was 7.4% and 7.1%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2015 and 2014 was 7.4% and 8.3%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related debt financing. The unamortized balance of debt issuance costs as of June 30, 2015 and December 31, 2014, included in other assets, was $1.9 million and $2.4 million, respectively. The accumulated amortization balances as of June 30, 2015 and December 31, 2014 were $3.5 million and $3.0 million, respectively. The amortization expense for the three months ended June 30, 2015 and 2014 was $0.2 million and $1.5 million, respectively. The amortization expense for the six months ended June 30, 2015 and 2014 was $0.5 million and $2.0 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Taxable income differs from net increase in net assets resulting from operations which can be temporary, meaning they will reverse in the future or be permanent. In accordance with Section 946-205-45-3 of the Financial Accounting Standards Board’s (“FASB’s), Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the six months ended June 30, 2015 the Company reclassified $1.0 million to paid-in capital from distributions in excess of net investment income of $0.9 million and net realized loss on investments of $0.1 million, which related to excise taxes paid in prior years.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2015 and 2014, $0.02 million and $0.1 million, respectively, was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2015 and December 31, 2014. The 2013, 2012 and 2011 tax years remain subject to examination by U.S. federal and state tax authorities.

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

New accounting pronouncement

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, containing new guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. This guidance will be effective for annual and interim periods beginning on or after December 15, 2015. The Company is evaluating the impact ASU 2015-03 will have on its consolidated financial position and disclosures.

Note 3.  Related party transactions

Investment Management Agreement

The Investment Management Agreement was reapproved by the Board in August 2014. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

During the three months ended June 30, 2015, the Advisor waived base management fees of $0.1 million which the Advisor would have otherwise earned on the proceeds raised in the public offering of the Company’s common stock that closed on March 24, 2015. During the three and six months ended June 30, 2014, the Advisor waived base management fees of $0.1 million and $0.2 million, respectively, which the Advisor would have otherwise earned on cash held by the Company at the time of calculation. The base management fee payable at June 30, 2015 and December 31, 2014 was $0.4 million. After giving effect of the waivers, the base management fee expense was $1.1 million for the three months ended June 30, 2015 and 2014. After giving effect of the waivers, the base management fee expense was $2.1 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and will be expensed when incurred. For this purpose, the look-back period for the incentive fee based on Pre-Incentive Fee Net Investment Income (the “Incentive Fee Look-back Period”) commenced on July 1, 2014 and will increase by one quarter in length at the end of each of the 12 succeeding calendar quarters, after which time, the Incentive Fee Look-back Period will include the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. The Company only pays incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period. As of June 30, 2015 and December 31, 2014, the quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income was not limited by the Incentive Fee Cap and Deferral Mechanism.

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

The performance based incentive fee expense was $0.7 million for the three months ended June 30, 2015. There was no performance based incentive fee expense for the three months ended June 30, 2014. During the six months ended June 30, 2014, the Advisor waived performance based incentive fees of $0.1 million which the Advisor would have otherwise earned. After giving effect of the waiver, the performance based incentive fee expense was $1.5 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. The performance based incentive fee payable as of June 30, 2015 and December 31, 2014 was $0.7 million and $0.8 million, respectively. The entire incentive fee payable as of June 30, 2015 and December 31, 2014 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. The administrative fee expense was $0.3 million for the three months ended June 30, 2015 and 2014. The administrative fee expense was $0.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

Note 4.  Investments

The following table shows the Company’s investments:

	June 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Money market funds	$334	$334	$27	$27
Restricted investments in money market funds	$1,842	$1,842	$2,906	$2,906
Non-affiliate investments
Debt	$234,450	$232,428	$199,564	$199,180
Warrants	5,070	5,995	4,815	4,603
Other Investments	4,470	300	4,582	300
Equity	877	1,425	877	1,018
Total non-affiliate investments	$244,867	$240,148	$209,838	$205,101

The following table shows the Company’s investments by industry sector:

	June 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$20,784	$22,440	$22,203	$22,586
Medical Device	24,191	23,455	23,129	22,462
Technology
Communications	21,106	20,688	18,392	17,973
Consumer-Related	11,893	12,615	6,556	7,228
Data Storage	4,492	318	4,604	318
Internet and Media	79	188	79	188
Materials	7,400	7,400	—	—
Networking	919	882	1,045	1,038
Power Management	2,483	2,531	7	56
Semiconductors	28,402	28,264	30,948	30,824
Software	73,147	71,839	54,482	54,905
Cleantech
Alternative Energy	5,684	5,657	8,283	8,076
Consumer-Related	—	—	396	396
Energy Efficiency	3,544	3,540	4,557	4,487
Healthcare Information and Services
Diagnostics	8,570	7,998	18,593	17,841
Other	8,450	8,496	7,157	7,201
Software	23,723	23,837	9,407	9,522
Total non-affiliate investments	$244,867	$240,148	$209,838	$205,101

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

Investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and an independent valuation firm which is engaged at the direction of the Board to assist in the valuation of each portfolio investment lacking a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with 25% (based on fair value) of the Company’s valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm.

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

Debt investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At June 30, 2015 and December 31, 2014, the hypothetical market yield used ranged from 9% to 25% and 9% to 18%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Other investments: Other investments are valued based on the facts and circumstances of the underlying agreement. The Company currently values one contractual agreement using a multiple probability weighted cash flow model as the contractual future cash flows contain elements of variability. Significant changes in the estimated cash flows and probability weightings would result in a significantly higher or lower fair value measurement. The Company has categorized this other investment as Level 3 within the fair value hierarchy described above. This asset is recorded at fair value on a recurring basis.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of June 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2015:

June 30, 2015
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
		(In thousands, except share data)
Debt investments	$226,050	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% – 25%	12%

	6,378	Multiple Probability Weighted Cash	Probability Weighting	25% – 100%	50%
		Flow Model

Warrant investments	4,556	Black-Scholes Valuation Model	Price per share	$0.00 – $63.98	$3.30
			Average Industry Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	300	Multiple Probability Weighted Cash	Discount Rate	25%	25%
		Flow Model	Probability Weighting	100%	100%

Equity investments	222	Market Comparable Companies	Price Per Share	$0.58	$0.58
Total Level 3 investments	$237,506

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2014:

December 31, 2014
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
		(In thousands, except share data)
Debt investments	$193,937	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% – 18%	11%

	5,243	Multiple Probability Weighted Cash	Probability Weighting	10% – 65%	33%
		Flow Model

Warrant investments	3,966	Black-Scholes Valuation Model	Price per share	$0.04 – $63.98	$3.81
			Average Industry Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	300	Multiple Probability Weighted Cash	Discount Rate	25% 100%	25%
		Flow Model	Probability Weighting		100%

Equity investments	222	Market Comparable Companies	Price Per Share	$0.57	$0.57
Total Level 3 investments	$203,668

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with Key Equipment Finance (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. On June 30, 2015, the closing price of the 2019 Notes on the New York Stock Exchange was $25.25 per note, or $33.3 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on or around June 30, 2015, the Asset-Backed Notes (as defined in Note 6) were trading at par value, or $24.6 million, and are categorized as Level 3 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$334	$—	$334	$—
Restricted investments in money market funds	$1,842	$—	$1,842	$—
Debt investments	$232,428	$—	$—	$232,428
Warrant investments	$5,995	$—	$1,439	$4,556
Other investments	$300	$—	$—	$300
Equity investments	$1,425	$1,203	$—	$222

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$27	$—	$27	$—
Restricted investments in money market funds	$2,906	$—	$2,906	$—
Debt investments	$199,180	$—	$—	$199,180
Warrant investments	$4,603	$—	$637	$3,966
Other investments	$300	$—	$—	$300
Equity investments	$1,018	$796	$—	$222

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2015:

	Three Months Ended June 30, 2015
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$197,610	$4,264	$222	$300	$202,396
Purchase of investments	48,000	—	—	—	48,000
Warrants and equity received and classified as Level 3	—	329	—	—	329
Principal payments received on investments	(10,745)	—	—	(42)	(10,787)
Unrealized (depreciation) appreciation included in earnings	(1,856)	(37)	—	42	(1,851)
Other	(581)	—	—	—	(581)
Level 3 assets, end of period	$232,428	$4,556	$222	$300	$237,506

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended June 30, 2015, there were no transfers between Level 1 and Level 2.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$199,180	$3,966	$222	$300	$203,668
Purchase of investments	71,933	—	—	—	71,933
Warrants and equity received and classified as Level 3	—	480	—	—	480
Principal payments received on investments	(36,465)	—	—	(112)	(36,577)
Net realized loss on investments	—	(230)	—	—	(230)
Unrealized (depreciation) appreciation included in earnings	(1,637)	355	—	112	(1,170)
Transfer out of Level 3	—	(15)	—	—	(15)
Other	(583)	—	—	—	(583)
Level 3 assets, end of period	$232,428	$4,556	$222	$300	$237,506

The Company’s transfers between levels are recognized at the end of each reporting period. During the six months ended June 30, 2015, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in two portfolio companies, with an aggregate fair value of $0.02 million, that were transferred into Level 2 upon the portfolio companies becoming public companies during the period.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2015 includes $1.5 million in unrealized depreciation for debt and other investments and $0.1 million in unrealized appreciation on warrants.

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

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2014 includes $0.1 million unrealized appreciation on debt and other investments, $0.1 million unrealized appreciation on warrants and $0.2 million in unrealized depreciation on equity.

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

As of June 30, 2015 and December 31, 2014, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Note 6.  Borrowings

The following table shows the Company’s borrowings as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
	(In thousands)
Asset-Backed Notes	$24,562	$24,562	$—	$38,753	$38,753	$—
Key Facility	50,000	36,000	14,000	50,000	10,000	40,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$107,562	$93,562	$14,000	$121,753	$81,753	$40,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of June 30, 2015, the asset coverage for borrowed amounts was 274%.

On November 4, 2013, the Company renewed and amended the Key Facility, which it originally entered into with Wells Fargo Capital Finance LLC (“Wells”), and facilitated the assignment of all rights and obligations of Wells thereunder to Key. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $50 million commitment provided by Key. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on November 4, 2018. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate at June 30, 2015 and December 31, 2014 was 4.00%. The average rate for the three and six months ended June 30, 2015 and 2014 was 4.00%. As of June 30, 2015, the Company had available borrowing capacity of $14.0 million, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2015, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

The Company entered into a term loan facility (the “Fortress Facility”) with Fortress Credit Co LLC (“Fortress”) effective August 23, 2012. The Fortress Facility was collateralized by all debt investments and warrants held by Credit III. The Fortress Facility contained covenants that, among other things, required the Company to maintain a minimum net worth and restricted the debt investments securing the Fortress Facility to certain criteria for qualified debt investments and included portfolio company concentration limits as defined in the related loan agreement. The Fortress Facility, among other things, had a three-year term subject to two one-year extensions with a draw period of up to four years. The Fortress Facility required the payment of an unused line fee in an amount equal to 1.00% of unborrowed amounts available under the facility annually and had an effective advance rate of 66% against eligible debt investments. The Fortress Facility bore interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%. The average rate for the three and six months ended June 30, 2014 was 7.00%.

Effective June 17, 2014, the Company terminated the Fortress Facility. In connection therewith, a loan and security agreement and other related documents governing the Fortress Facility were also terminated. As such, the Company had no borrowing capacity under the Fortress Facility as of June 30, 2015.

On June 28, 2013, the Company completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of the Company, issued $90 million in the Asset-Backed Notes, which are rated A2(sf) by Moody’s Investors Service, Inc. The Company is the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018. As of June 30, 2015, 28.8%, or $66.9 million, of the fair value balance of the Company’s total debt investment portfolio was held through the 2013-1 Securitization.

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

As part of the transaction, the Company entered into a sale and contribution agreement, dated as of June 28, 2013 (the “Sale and Contribution Agreement”), with 2013-1 LLC, pursuant to which the Company sold or contributed to 2013-1 LLC the Trust Loans. The Company made customary representations, warranties and covenants in the Sale and Contribution Agreement with respect to the Trust Loans as of the date of the transfer of the Trust Loans to 2013-1 LLC. The Company also entered into a sale and servicing agreement, dated as of June 28, 2013 (the “Sale and Servicing Agreement”), with 2013-1 LLC and 2013-1 Trust pursuant to which 2013-1 LLC sold or contributed the Trust Loans to 2013-1 Trust. The Company has made customary representations, warranties and covenants in the Sale and Servicing Agreement. The Company serves as administrator to 2013-1 Trust pursuant to an administration agreement, dated as of June 28, 2013, with 2013-1 Trust, Wilmington Trust, National Association, and U.S. Bank National Association. 2013-1 Trust also entered into an indenture, dated as of June 28, 2013, which governs the Asset-Backed Notes and includes customary covenants and events of default. In addition, 2013-1 LLC entered into an amended and restated trust agreement, dated as of June 28, 2013, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold through an unregistered private placement to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act, and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who, in each case, were “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the consolidated statements of assets and liabilities. The balances of restricted investments in money market funds were $1.8 million and $2.9 million as of June 30, 2015 and December 31, 2014, respectively.

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

The balance of unfunded commitments to extend credit was $29.3 million and $25.7 million as of June 30, 2015 and December 31, 2014, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2015:

	As of June 30, 2015
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Argos Therapeutics, Inc.	$5,000	$50
Bridge2 Solutions, Inc.	1,000	5
Innovatient Solutions, Inc.	1,000	23
Luxtera, Inc.	833	3
mBlox, Inc.	500	—
MedAvante, Inc.	4,000	66
The NanoSteel Company, Inc.	2,500	48
NinePoint Medical, Inc.	2,500	28
SavingStar, Inc.	2,000	32
SIGNiX, Inc.	2,000	32
Xceedium, Inc.	3,000	—
xTech Holdings, Inc.	3,000	13
ZetrOZ, Inc.	2,000	20
Total	$29,333	$320

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2015 totaling $0.3 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The largest debt investments may vary from period to period as new debt investments are recorded and repaid. The Company’s five largest debt investments represented 20% and 24% of total debt investments outstanding as of June 30, 2015 and December 31, 2014, respectively. No single debt investment represented more than 10% of the total debt investments as of June 30, 2015 and December 31, 2014. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 21% and 20% of total interest and fee income on investments for the three months ended June 30, 2015 and 2014, respectively. Interest income from the five largest debt investments accounted for 21% and 18% of total interest and fee income on investments for the six months ended June 30, 2015 and 2014, respectively.

Note 9. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2015 and for the years ended December 31, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Six Months Ended June 30, 2015
5/1/15	8/19/15	9/15/15	$0.115	$—	—	$—
5/1/15	7/20/15	8/14/15	0.115	—	—	—
5/1/15	6/18/15	7/15/15	0.115	1,312	2,045	26
3/6/15	5/20/15	6/15/15	0.115	1,311	2,036	28
3/6/15	4/20/15	5/15/15	0.115	1,311	1,950	28
3/6/15	3/20/15	4/15/15	0.115	1,095	877	12
			$0.690	$5,029	6,908	$94
Year Ended December 31, 2014
10/31/14	2/19/15	3/16/15	$0.115	$1,096	751	$11
10/31/14	1/20/15	2/13/15	0.115	1,094	956	12
10/31/14	12/17/14	1/15/15	0.115	1,096	786	11
8/1/14	11/19/14	12/15/14	0.115	1,093	1,099	15
8/1/14	10/20/14	11/17/14	0.115	1,095	850	12
8/1/14	9/18/14	10/15/14	0.115	1,095	901	12
5/1/14	8/19/14	9/15/14	0.115	1,095	812	12
5/1/14	7/21/14	8/15/14	0.115	1,080	2,042	29
5/1/14	6/18/14	7/17/14	0.115	1,093	784	11
3/6/14	5/20/14	6/16/14	0.115	1,091	1,128	15
3/6/14	4/17/14	5/15/14	0.115	1,090	1,174	16
3/6/14	3/19/14	4/15/14	0.115	1,097	644	8
			$1.380	$13,115	11,927	$164
Year Ended December 31, 2013
11/1/13	2/17/14	3/17/14	$0.115	$1,062	3,444	$44
11/1/13	1/20/14	2/14/14	0.115	1,058	3,249	47
11/1/13	12/16/13	1/15/14	0.115	1,061	3,048	44
8/2/13	11/19/13	12/16/13	0.115	1,045	4,225	59
8/2/13	10/17/13	11/15/13	0.115	937	11,851	167
8/2/13	9/18/13	10/15/13	0.115	1,051	3,882	52
5/3/13	8/19/13	9/16/13	0.115	1,057	3,376	46
5/3/13	7/17/13	8/15/13	0.115	1,060	2,980	42
5/3/13	6/20/13	7/15/13	0.115	1,070	2,191	31
3/8/13	5/20/13	6/17/13	0.115	1,086	1,099	15
3/8/13	4/18/13	5/15/13	0.115	1,087	1,035	15
3/8/13	3/20/13	4/15/13	0.115	1,046	3,867	55
			$1.380	$12,620	44,247	$617

On July 29, 2015, the Board declared monthly distributions per share, payable as set forth in the following table.

Record Dates	Payment Dates	Distributions Declared
November 19, 2015	December 15, 2015	$0.115
October 20, 2015	November 16, 2015	$0.115
September 18, 2015	October 15, 2015	$0.115

After paying second quarter distributions of $0.345 per share and earning $0.25 per share for the second quarter, the Company’s undistributed spillover income as of June 30, 2015 was $0.22 per share. Spillover income includes any ordinary income and net capital gains from the preceding years that were not distributed during such years.

Note 10. Subsequent Events

On July 24, 2015, the Company exited its debt investment in Raydiance, Inc. ("Raydiance"). The Company received net proceeds of $4.9 million from the sale of substantially all of the assets of Raydiance which amount was equal to the fair value of this debt investment as of June 30, 2015 and therefore, we expect no further impact to net asset value in future periods.

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$14.36		$14.14
Net investment income	0.54		0.45
Realized loss on investments	(0.02)		(0.68)
Unrealized appreciation on investments	—		1.01
Net increase in net assets resulting from operations	0.52		0.78
Net dilution from issuance of common stock	(0.18)		—
Distributions declared(1)	(0.69)		(0.69)
From net investment income	(0.69)		(0.69)
From net realized gain on investments	—		—
Return of capital	—		—
Other(2)	(0.02)		—
Net asset value at end of period	$13.99		$14.23
Per share market value, beginning of period	$13.99		$14.21
Per share market value, end of period	$12.68		$14.62
Total return based on a market value(3)	(4.4)%		7.7%
Shares outstanding at end of period	11,635,480		9,621,636
Ratios to average net assets:
Expenses without incentive fees(5)	8.8	%(4)	16.7	%(4)
Incentive fees	1.9	%(4)	0.6	%(4)
Net expenses(5)	10.7	%(4)	17.3	%(4)
Net investment income with incentive fees(5)	7.5	%(4)	6.3	%(4)
Net assets at the end of the period	$162,802		$136,935
Average net asset value	$155,354		$136,850
Average debt per share	$7.05		$12.11
Portfolio turnover ratio	35.6%		20.3%

(1) (2)

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

(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	During the six months ended June 30, 2015, the Advisor waived $0.1 million of base management fee. Had this expense not been waived, the ratio of expenses without incentive fee to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fee to average net assets would have been 8.9%, 10.7% and 7.4%, respectively. During the six months ended June 30, 2014, the Advisor waived $0.2 million of base management fee and $0.1 million of incentive fee. Had these expenses not been waived, the ratio of expenses without incentive fee to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fee to average net assets would have been 16.9%, 17.5% and 6.3%, respectively.

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

Forward-looking statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing debt investments and warrants;
•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Finance Management LLC, or the Advisor;
•	the impact of increased competition;
•	the impact of investments we intend to make and future acquisitions and divestitures;
•	the unfavorable resolution of legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	our regulatory structure and tax status;
•	our ability to qualify and maintain qualification as a regulated investment company, or RIC, and as a business development company, or BDC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;
•	the ability of our portfolio companies to achieve their objective;
•	our ability to cause a subsidiary to become a licensed small business investment company;
•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
•	our contractual arrangements and relationships with third parties;
•	our ability to access capital and any future financings by us;
•	the ability of our Advisor to attract and retain highly talented professionals; and
•	the impact of changes to tax legislation and, generally, our tax position.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
			(Dollars in thousands)
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
Term loans	55	$232,428	96.8%	49	$189,127	92.2%
Revolving loans	—	—	—	1	10,053	4.9
Total loans	55	232,428	96.8	50	199,180	97.1
Warrants	84	5,995	2.5	75	4,603	2.2
Other investments	1	300	0.1	1	300	0.2
Equity	4	1,425	0.6	4	1,018	0.5
Total		$240,148	100.0%		$205,101	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
		(In Thousands)
Beginning portfolio	$204,300	$228,560	$205,101	$221,284
New debt investments	48,000	26,052	71,933	43,978
Principal payments received on investments	(5,401)	(9,860)	(13,155)	(21,633)
Early pay-offs	(5,386)	(25,856)	(23,422)	(25,856)
Accretion of debt investment fees	264	657	604	1,063
New debt investment fees	(515)	(325)	(701)	(505)
New equity	—	12	—	12
Sale of investments	—	(610)	—	(1,330)
Net realized loss on investments	—	(632)	(230)	(7,545)
Net unrealized (depreciation) appreciation on investments	(1,114)	1,297	18	9,827
Ending portfolio	$240,148	$219,295	$240,148	$219,295

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$19,828	8.5%	$21,253	10.7%
Medical Device	23,186	10.0	22,225	11.2
Technology
Communications	20,447	8.8	17,732	8.9
Consumer-Related	11,625	5.0	6,337	3.2
Materials	7,307	3.1	—	—
Networking	855	0.4	981	0.5
Power Management	2,449	1.0	—	—
Semiconductors	27,799	12.0	30,355	15.2
Software	70,425	30.3	53,583	26.9
Cleantech
Alternative Energy	5,591	2.4	8,009	4.0
Consumer-Related	—	—	396	0.2
Energy Efficiency	3,400	1.5	4,414	2.2
Healthcare Information and Services
Diagnostics	7,817	3.4	17,637	8.8
Other	8,232	3.5	6,946	3.5
Software	23,467	10.1	9,312	4.7
Total	$232,428	100.0%	$199,180	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 20% and 24% of total debt investments outstanding as of June 30, 2015 and December 31, 2014, respectively. No single debt investment represented more than 10% of our total debt investments as of June 30, 2015 and December 31, 2014.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of June 30, 2015 and December 31, 2014, our debt investments had a weighted average credit rating of 3.0 and 3.1, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
			(Dollars in thousands)
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
Credit Rating
4	8	$41,704	17.9%	9	$44,082	22.1%
3	39	159,579	68.7	36	138,109	69.4
2	6	24,767	10.7	3	11,746	5.9
1	2	6,378	2.7	2	5,243	2.6
Total	55	$232,428	100.0%	50	$199,180	100.0%

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended June 30, 2015 and 2014

The following table shows consolidated results of operations for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended
	June 30,
	2015	2014
	(In thousands)
Total investment income	$6,857	$8,697
Total net expenses	3,959	6,821
Net investment income before excise tax	2,898	1,876
Provision for excise tax	10	40
Net investment income	2,888	1,836
Net realized loss on investments	(29)	(630)
Net unrealized (depreciation) appreciation on investments	(1,114)	1,229
Net increase in net assets resulting from operations	$1,745	$2,435
Average debt investments, at fair value	$209,861	$211,582
Average borrowings outstanding	$73,057	$111,927

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $1.8 million, or 21.2%, to $6.9 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. For the three months ended June 30, 2015, total investment income consisted primarily of $6.6 million in interest income from investments, which included $1.0 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.3 million in fee income. Interest income on investments decreased by $1.1 million, or 14.8%, for the three months ended June 30, 2015 compared the three months ended June 30, 2014. Interest income on investments decreased primarily due to a decrease of $1.7 million, or 0.8%, in the average size of our investment portfolio along with a decrease in accelerated accretion of fees from lower prepayments. Other income, which includes prepayment fee income and fee income on debt investments, decreased by $0.7 million, or 72.8%, primarily due to two prepayments during the three months ended June 30, 2015 compared to four prepayments during the three months ended June 30, 2014. For the three months ended June 30, 2014, total investment income consisted primarily of $7.7 million in interest income from investments, which included $2.1 million in income from the accretion of origination fees and ETPs and $1.0 million in fee income.

For the three months ended June 30, 2015 and 2014, our dollar-weighted annualized yield on average debt investments was 13.1% and 16.4%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 21% and 20% of investment income for the three months ended June 30, 2015 and 2014, respectively.

Expenses

Total net expenses decreased by $2.9 million, or 42.0%, to $4.0 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Total expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $2.5 million, or 66.4%, to $1.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to the decrease in average borrowings of $38.9 million, or 34.7%, for the three months ended June 30, 2015 and the acceleration of $1.1 million of unamortized debt issuance costs and a $0.8 million prepayment fee related to the termination of the term loan facility with Fortress Credit Co LLC, or the Fortress Facility during the three months ended June 30, 2014.

Base management fee expense decreased by $0.1 million, or 5.1%, to $1.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, after giving effect of waivers of $0.1 million for the three months ended June 30, 2015 and 2014. Base management fee expense decreased primarily due to a decrease in average gross assets of $6.7 million, or 2.7%.

Our Advisor has agreed to waive its base management fee relating to the proceeds raised in the public offering of our common stock that closed on March 24, 2015, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeds distributions declared on shares of our common stock for the applicable quarter. During the three months ended June 30, 2015, our Advisor waived $0.1 million of base management fees.

Performance based incentive fee expense increased to $0.7 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Performance based incentive fee expense increased due to higher pre-incentive fee net investment income, as the pre-incentive fee net investment income for the three months ended June 30, 2014 was impacted by the one-time costs associated with the termination of the Fortress Facility, described above.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the three months ended June 30, 2015 decreased compared to the three months ended June 30, 2014, due to decreased legal fees and other costs associated with certain non-accrual investments and other assets held at June 30, 2014.

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

During the three months ended June 30, 2015, we realized net losses totaling $0.03 million. During the three months ended June 30, 2014, we realized losses totaling $0.6 million primarily due to the resolution of one debt investment that was on non-accrual status which was partially offset by realized gains on the sale of warrants in two of our portfolio companies. The debt investment was settled for a net cash payment of $1.5 million, which resulted in a realized loss of $0.7 million and unrealized appreciation of $1.4 million.

During the three months ended June 30, 2015, net unrealized depreciation on investments totaled $1.1 million which was primarily due to the unrealized depreciation on one debt investment placed on non-accrual status during the three months ended June 30, 2015, partially offset by changes in fair values of our investment portfolio. During the three months ended June 30, 2014, net unrealized appreciation on investments totaled $1.2 million which was primarily due to the reversal of previously recorded unrealized depreciation on one debt investment that was settled in the period, as described above.

Comparison of the six months ended June 30, 2015 and 2014

The following table shows consolidated results of operations for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Total investment income	$14,123	$16,232
Total net expenses	8,272	11,832
Net investment income before excise tax	5,851	4,400
Provision for excise tax	20	80
Net investment income	5,831	4,320
Net realized loss on investments	(259)	(6,514)
Net unrealized appreciation on investments	18	9,759
Net increase in net assets resulting from operations	$5,590	$7,565
Average debt investments, at fair value	$202,188	$216,171
Average borrowings outstanding	$75,648	$116,473

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $2.1 million, or 13.0%, to $14.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, total investment income consisted primarily of $13.2 million in interest income from investments, which included $2.2 million in income from the accretion of origination fees and ETPs and $1.0 million in fee income. Interest income on investments decreased by $1.8 million, or 11.8%, for the six months ended June 30, 2015 compared the six months ended June 30, 2014. Interest income on investments decreased primarily due to a decrease of $14.0 million, or 6.5%, in the average size of our investment portfolio. Other income, which includes prepayment fee income and fee income on debt investments, decreased by $0.3 million, or 26.2%, primarily due to a lower aggregate amount of principal prepayments for the six months ended June 30, 2015. For the six months ended June 30, 2014, total investment income consisted primarily of $14.9 million in interest income from investments, which included $3.2 million in income from the accretion of origination fees and ETPs and $1.3 million in fee income.

For the six months ended June 30, 2015 and 2014, our dollar-weighted annualized yield on average debt investments was 14.0% and 15.0%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 21% and 18% of investment income for the six months ended June 30, 2015 and 2014, respectively.

Expenses

Total net expenses decreased by $3.6 million, or 30.1%, to $8.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Total expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $3.0 million, or 51.1%, to $2.9 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings of $40.8 million, or 35.1%, for the six months ended June 30, 2015 and the acceleration of $1.1 million of unamortized debt issuance costs and a $0.8 million prepayment fee related to the termination of the Fortress Facility during the six months ended June 30, 2014.

Base management fee expense decreased by $0.2 million, or 9.9%, to $2.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, after giving effect of waivers of $0.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. Base management fee expense decreased primarily due to a decrease in average gross assets of $19.4 million, or 7.5%.

Our Advisor has agreed to waive its base management fee relating to the proceeds raised in the public offering of our common stock that closed on March 24, 2015, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeds distributions declared on shares of our common stock for the applicable quarter. During the six months ended June 30, 2015, our Advisor waived $0.1 million of base management fees.

Performance based incentive fee expense increased by $1.1 million, or 259.1%, to $1.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Performance based incentive fee expense increased due to higher pre-incentive fee net investment income, as the pre-incentive fee net investment income for the six months ended June 30, 2014 was impacted by the one-time costs associated with the termination of the Fortress Facility, described above.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the six months ended June 30, 2015 decreased compared to the six months ended June 30, 2014, due to decreased legal fees and other costs associated with certain non-accrual investments and other assets held at June 30, 2014.

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

During the six months ended June 30, 2015, we realized net losses totaling $0.3 million primarily due to the write-off of warrants in two of our portfolio companies. During the six months ended June 30, 2014, we realized losses totaling $6.5 million primarily due to the resolution of three debt investments that were previously on non-accrual status which was partially offset by realized gains on the sale of warrants in three of our portfolio companies. One debt investment was settled for a cash payment of $2.7 million and $2.3 million in newly issued preferred stock of the applicable portfolio company, which resulted in a realized loss of $1.7 million and unrealized appreciation of $1.8 million. One debt investment was settled for a net cash payment of $1.5 million, which resulted in a realized loss of $0.7 million and unrealized appreciation of $1.4 million. One debt investment resulted in the Company receiving substantially all of the assets of the applicable portfolio company through bankruptcy, which resulted in a realized loss of $4.7 million and unrealized appreciation of $4.4 million.

During the six months ended June 30, 2015, net unrealized appreciation on investments totaled $0.02 million which was primarily due to changes in fair values of our investment portfolio partially offset by the unrealized depreciation on one debt investment placed on non-accrual status during the six months ended June 30, 2015. During the six months ended June 30, 2014, net unrealized appreciation on investments totaled $9.8 million which was primarily due to the reversal of previously recorded unrealized depreciation on three debt investments that were settled in the period, as described above, and one debt investment that returned to accrual status which resulted in unrealized appreciation of $1.3 million.

Liquidity and capital resources

As of June 30, 2015 and December 31, 2014, we had cash and investments in money market funds of $11.6 million and $8.4 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses and pay distributions. In addition, as of June 30, 2015 and December 31, 2014, we had $1.8 million and $2.9 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our asset-backed notes, or the Asset-Backed Notes. Our primary sources of capital have been from our private and public equity offerings, use of our revolving credit facilities and issuance of our 7.375% notes due 2019, or the 2019 Notes, and the Asset-Backed Notes.

At June 30, 2015 and December 31, 2014, the outstanding principal balance under our revolving credit facility with Key Equipment Finance, or the Key Facility, was $36.0 million and $10.0 million, respectively. At June 30, 2015 and December 31, 2014, we had borrowing capacity under the Key Facility of $14.0 million and $40.0 million, respectively. At June 30, 2015 and December 31, 2014, $14.0 million and $35.6 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $28.6 million for the six months ended June 30, 2015, and our financing activities provided cash of $31.5 million for the same period. Our operating activities used cash primarily for investments made in portfolio companies, partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the completion of a follow-on public offering of 2.0 million shares of common stock for net proceeds of $26.7 million, after deducting underwriting commission and discounts and other offering expenses, and advances on our Key Facility of $26.0 million, which was partially offset by cash used to pay down our Asset-Backed Notes and pay distributions to our stockholders.

Our operating activities provided cash of $2.2 million for the six months ended June 30, 2014, and our financing activities used cash of $21.3 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments, partially offset by investments made in portfolio companies. Our financing activities used cash primarily to pay down our borrowings and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
	(In thousands)
Asset-Backed Notes	$24,562	$24,562	$—	$38,753	$38,753	$—
Key Facility	50,000	36,000	14,000	50,000	10,000	40,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$107,562	$93,562	$14,000	$121,753	$81,753	$40,000

On November 4, 2013, through our wholly owned subsidiary, Horizon Credit II LLC, or Credit II, we renewed and amended our revolving credit facility which, among other things, assigned all rights and obligations to Key Equipment Finance. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate was 4.00% as of June 30, 2015 and December 31, 2014.

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

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2015, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

We, through our wholly owned subsidiary Horizon Credit III LLC, or Credit III, entered into our term loan facility, or the Fortress Facility, on August 23, 2012. The interest rate on the Fortress Facility was based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00% and provided for a four-year drawing period. The Fortress Facility contained customary covenants for a facility of its type. Effective June 17, 2014, we terminated the Fortress Facility and a related loan and security agreement and other documents. As such, we had no borrowing capacity under the Fortress Facility as of June 30, 2015.

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

As of June 30, 2015 and December 31, 2014, other assets were $3.0 million and $4.0 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2015:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$93,562	$6,310	$50,426	$36,826	$—
Unfunded commitments	29,333	29,333	—	—	—
Total	$122,895	$35,643	$50,426	$36,826	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2015, we had unfunded commitments of $29.3 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Distributions

In order to qualify and be subject to tax as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Very generally, in order to qualify as a RIC, we must derive at least 90% of our gross income for each tax year from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income derived with respect to its business of investing in stock or other securities. We must also meet certain asset diversification requirements at the end of each quarter of each tax year. Failure to meet these diversification requirements on the last day of a quarter may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices or times, and may cause us to incur substantial losses.

In addition, in order to be eligible for the special tax treatment accorded to RICs and to avoid corporate level tax on the income and gains we distribute to our stockholders, we are required under the Code to annually distribute as dividends to our stockholders out of assets legally available for distribution an amount generally at least equal to 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any. Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stock holders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Advisers Act. The investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2015 and 2014, we paid the Advisor $1.8 million and $1.1 million, respectively, pursuant to the Investment Management Agreement. During the six months ended June 30, 2015 and 2014, we paid the Advisor $3.6 million and $2.7 million, respectively, pursuant to the Investment Management Agreement.

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

Our Board determines the fair value of investments in good faith, based on the input of management, the audit committee and an independent valuation firm that has been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under our valuation policy and a consistently applied valuation process. The Board conducts this valuation process at the end of each fiscal quarter, with 25% (based on fair value) of our valuation of portfolio companies that do not have a readily available market quotations subject to review by an independent valuation firm.

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and six months ended June 30, 2015, we recognized as interest income interest payments of $0.05 million and $0.1 million, respectively, received from one portfolio company whose debt investment was on non-accrual status.

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

Income taxes

We have elected to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income distributed to stockholders, among other things, we are required to meet certain source of income and asset diversification requirements, and we must timely distribute dividends to our stockholders out of assets legally available for distribution of an amount generally at least equal to 90% of our investment company taxable income, as defined by the Code, for each tax year. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2015 and December 31, 2014.

Recently issued accounting standards

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, containing new guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. We are evaluating the impact ASU 2015-03 will have on our consolidated financial position and disclosures.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were at floating and fixed rates. We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2015 and December 31, 2014, 81% and 64%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2015 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in internal controls over financial reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1: Legal Proceedings.

Neither we nor our Advisor is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against our Advisor.

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2015 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014.

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

Horizon Technology Finance Corporation

Date: August 4, 2015	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: August 4, 2015	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer

