Form 10-Q
period 2015-09-30
Horizon Technology Finance Corp
filed 2015-11-03
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 3, 2015, the Registrant had 11,644,940 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014

Assets
Non-affiliate investments at fair value (cost of $252,812 and $209,838, respectively) (Note 4)	$249,033	$205,101
Investments in money market funds	275	27
Cash	12,559	8,417
Restricted investments in money market funds	1,448	2,906
Interest receivable	5,984	4,758
Other assets	3,360	3,987
Total assets	$272,659	$225,196

Liabilities
Borrowings (Note 6)	$104,302	$81,753
Distributions payable	4,017	3,322
Base management fee payable (Note 3)	385	356
Incentive fee payable (Note 3)	1,015	799
Other accrued expenses	693	718
Total liabilities	110,412	86,948

Commitments and Contingencies (Notes 7 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,642,522 and 9,628,124 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	12	10
Paid-in capital in excess of par	180,954	155,240
Distributions in excess of net investment income	(2,132)	(1,102)
Net unrealized depreciation on investments	(3,779)	(4,737)
Net realized loss on investments	(12,808)	(11,163)
Total net assets	162,247	138,248
Total liabilities and net assets	$272,659	$225,196
Net asset value per common share	$13.94	$14.36

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment income
Interest income on non-affiliate investments	$7,705	$6,786	$20,865	$21,714
Prepayment fee income on non-affiliate investments	373	410	1,101	945
Fee income on non-affiliate investments	349	543	583	1,312
Total investment income	8,427	7,739	22,549	23,971
Expenses
Interest expense	1,441	1,495	4,291	7,326
Base management fee (Note 3)	1,279	1,038	3,456	3,618
Performance based incentive fee (Note 3)	1,015	800	2,473	1,314
Administrative fee (Note 3)	300	335	877	872
Professional fees	273	607	991	2,721
General and administrative	218	223	776	823
Total expenses	4,526	4,498	12,864	16,674
Management and performance based incentive fees waived (Note 3)	(140)	—	(207)	(345)
Net expenses	4,386	4,498	12,657	16,329
Net investment income before excise tax	4,041	3,241	9,892	7,642
(Credit) provision for excise tax	(20)	40	—	120
Net investment income	4,061	3,201	9,892	7,522
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(1,463)	2,325	(1,723)	(4,190)
Net unrealized appreciation (depreciation) on investments	940	(766)	958	8,993
Net realized and unrealized (loss) gain on investments	(523)	1,559	(765)	4,803
Net increase in net assets resulting from operations	$3,538	$4,760	$9,127	$12,325
Net investment income per common share	$0.35	$0.33	$0.90	$0.78
Net increase in net assets per common share	$0.30	$0.50	$0.83	$1.28
Distributions declared per share	$0.345	$0.345	$1.035	$1.035
Weighted average shares outstanding	11,638,925	9,623,468	11,032,992	9,619,133

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Accumulated Undistributed (Distributions in Excess of) Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2013	9,608,949	$10	$154,975	$1,463	$(13,026)	$(7,587)	$135,835
Net increase in net assets resulting from operations	—	—	—	7,522	8,993	(4,190)	12,325
Issuance of common stock under dividend reinvestment plan	16,325	—	227	—	—	—	227
Distributions declared	—	—	—	(9,960)	—	—	(9,960)
Balance at September 30, 2014	9,625,274	$10	$155,202	(975)	$(4,033)	$(11,777)	$138,427

Balance at December 31, 2014	9,628,124	$10	$155,240	$(1,102)	$(4,737)	$(11,163)	$138,248
Issuance of common stock, net of offering costs	2,000,000	2	26,504	—	—	—	26,506
Net increase in net assets resulting from operations	—	—	—	9,892	958	(1,723)	9,127
Issuance of common stock under dividend reinvestment plan	14,398	—	181	—	—	—	181
Distributions declared	—	—	—	(11,815)	—	—	(11,815)
Reclassification of permanent tax differences (Note 2)	—	—	(971)	893	—	78	—
Balance at September 30, 2015	11,642,522	$12	$180,954	$(2,132)	$(3,779)	$(12,808)	$162,247

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$9,127	$12,325
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	733	2,370
Net realized loss on investments	1,723	4,190
Net unrealized appreciation on investments	(958)	(8,993)
Purchase of investments	(104,781)	(66,836)
Principal payments received on investments	58,593	83,906
Proceeds from sale of investments	1,078	5,119
Changes in assets and liabilities:
Net (increase) decrease in investments in money market funds	(248)	388
Net decrease in restricted investments in money market funds	1,458	2,583
Increase in interest receivable	(399)	(168)
Increase in end-of-term payments	(827)	(497)
Decrease in unearned income	(56)	(796)
Decrease (increase) in other assets	773	(259)
(Decrease) increase in other accrued expenses	(15)	825
Increase (decrease) in base management fee payable	29	(84)
Increase (decrease) in incentive fee payable	216	(52)
Net cash (used in) provided by operating activities	(33,554)	34,021
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	26,506	—
Repayment of Asset-Backed Notes	(19,451)	(34,441)
Advances on credit facilities	42,000	—
Debt issuance costs	(420)	—
Distributions paid	(10,939)	(9,727)
Net cash provided by (used in) financing activities	37,696	(44,168)
Net increase (decrease) in cash	4,142	(10,147)
Cash:
Beginning of period	8,417	25,341
End of period	$12,559	$15,194
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,474	$4,968
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$778	$501
Distributions payable	$4,017	$3,321
End-of-term payments receivable	$4,611	$3,675
Receivable resulting from sale of investment	$499	$—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — 149.0% (8)
Debt Investments — Life Science — 36.1% (8)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	$5,000	$4,938	$4,938
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
		Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	5,000	4,951	4,951
		Ceiling 10.75%), 5.00% ETP, Due 3/1/19)
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,301	1,292	1,292
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	434	430	430
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,986	1,986
		10.50%), 6.10% ETP, Due 3/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	6,265	6,184	6,184
		10.00%), 4.00% ETP, Due 4/1/19)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,934	4,934
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,933	4,933
		9.00%), 5.00% ETP, Due 8/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.00%; Floor	1,555	1,550	1,550
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	945	939	939
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	2,500	2,479	2,479
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 4.65% ETP, Due 10/1/16)	545	544	544
		Term Loan (9.00% cash, 4.65% ETP, Due 10/1/16)	818	814	814
IntegenX Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,750	3,699	3,699
		10.75%; Ceiling 12.75%), 3.50% ETP, Due 7/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.50% cash (Libor + 10.50%; Floor	3,500	3,448	3,388
		11.50%), 5.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.02% cash (Libor + 11.82), 4.00% ETP,	2,925	2,897	2,801
		Due 7/1/17)
		Term Loan (12.02% cash (Libor + 11.82%), 4.00% ETP,	2,925	2,897	2,801
		Due 7/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.25% cash (Libor + 8.75%; Floor	5,000	4,928	4,928
		9.25%), 4.50% ETP, Due 3/1/19)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	2,250	2,237	2,237
		Due 9/1/16)
ZetrOZ, Inc. (2)	Medical Device	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,480	1,406
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,476	1,406
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
Total Debt Investments — Life Science				59,036	58,640
Debt Investments — Technology — 80.4% (8)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	854	849	849
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	285	283	283
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,974	4,974
		11.50%; Ceiling 13.00%), 3.40% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,974	4,974
		11.50%; Ceiling 13.00%), 3.40% ETP, Due 7/1/18)
		Term Loan (12.00% cash, 100.0% ETP, Due 7/1/16)	1,000	1,000	1,000
		Term Loan (12.00% cash, 100.0% ETP, Due 7/1/16)	500	500	500
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, (Libor + 10.25%; Floor	4,104	4,087	4,087
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,052	2,042	2,042
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	1,000	991	991
		10.75%), 5.00% ETP, Due 11/1/18)
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,467	2,467
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)
		Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,461	2,461
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 1/1/19)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,667	1,642	1,642
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 11/1/17)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (11.00% cash (Libor + 10.50%; Floor	933	913	913
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 2/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	985	985
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 4/1/18)
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	7,500	7,261	7,261
		11.00%), 3.0% ETP, Due 10/1/19)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (10.90% cash (Libor + 10.40%; Floor	3,000	2,907	2,907
		10.90%), 3.0% ETP, Due 6/1/19)
IT Professional Solutions, Inc.	Internet and Media	Term Loan (11.45% cash (Libor + 11.25%), Due 1/1/16)	1,750	1,740	1,740
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.00% cash (Libor + 9.50%; Floor	5,000	4,861	4,861
		10.00%), 5.0% ETP, Due 7/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	2,500	2,455	2,455
		10.00%), 5.0% ETP, Due 7/1/19)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	813	803	803
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (11.20% cash (Libor + 10.70%; Floor	2,500	2,452	2,452
		11.20%), 3.0% ETP, Due 3/1/19)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,878	1,872	1,872
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,185	2,178	2,178
		Ceiling 11.75%) ,2.40% ETP, Due 10/1/18)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,381	2,332	2,332
		Ceiling 11.75%), 2.00% ETP, Due 2/1/19)
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.00% cash (Libor + 11.50%; Floor	2,550	2,496	2,496
		12.00%; Ceiling 14.00%), 2.00% ETP, Due 4/1/18)
		Term Loan (12.00% cash (Libor + 11.50%; Floor	850	833	833
		12.00%; Ceiling 14.00%), 2.0% ETP, Due 10/1/18)
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	1,930	1,905	1,905
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	1,077	1,073	1,073
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%),	833	828	828
		4.50% ETP, Due 12/1/18)
		Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%),	833	827	827
		4.50% ETP, Due 12/1/18)
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (12.50% cash, 15.65% ETP, Due 12/31/16)	4,796	4,733	4,733
		Term Loan (12.50% cash, 21.75% ETP, Due 12/31/16)	1,333	1,314	1,314
Bridge2 Solutions, Inc.	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,000	3,959	3,959
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 7/1/19)
Crowdstar, Inc. (2)	Software	Term Loan (10.75% cash (Libor + 10.25%; Floor	2,000	1,973	1,973
		10.75%), 3.00% ETP, Due 9/1/18)
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	1,740	1,734	1,699
		Term Loan (11.65% cash, 5.00% ETP, Due 11/1/17)	883	875	858
Education Elements, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,965	1,965
		10.50%), 4.00% ETP, Due 1/1/19)
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,410	3,396	3,396
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	1,500	1,494	1,494
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	2,100	2,077	2,077
		11.50%), 3.00% ETP, Due 4/1/18)
Netuitive, Inc. (2)	Software	Term Loan (12.75% cash, Due 7/1/16)	1,233	1,230	1,230
ScoreBig, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,445	3,445
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,445	3,445
		10.50%), 4.00% ETP, Due 4/1/19)
SIGNiX, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,948	2,948
		11.50%), Due 7/1/18)
SilkRoad Technology, Inc. (2)	Software	Term Loan (10.85% cash (Libor + 10.35%; Floor	7,500	7,431	7,431
		10.85%; Ceiling 12.85%), 3.00% ETP, Due 6/1/19)
Social Intelligence Corp. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,227	1,210	1,196
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
SpringCM, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,500	4,444	4,444
		11.50%; Ceiling 13.00%), 2.00% ETP, Due 1/1/18)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash (Libor + 11.15%; Floor	5,800	5,765	5,765

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.65% cash (Libor + 11.15%; Floor	5,000	4,963	4,963
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	2,200	2,185	2,185
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (13.00% cash, 7.58% ETP, Due 12/1/17)	2,910	2,909	2,896
xTech Holdings, Inc. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,954	1,954
		11.00%), 3.00% ETP, Due 4/1/19)
Total Debt Investments — Technology				130,440	130,361
Debt Investments — Cleantech — 8.3% (8)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	426	426	426
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	426	426	426
		Term Loan (10.25% cash, Due 10/1/16)	2,141	2,134	2,134
Semprius, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 5.00% ETP, Due 6/1/16)	1,274	1,254	1,254
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.80% cash, 4.25% ETP, Due 6/1/17)	2,430	2,400	2,400
		Term Loan (11.80% cash, 4.25% ETP, Due 1/1/18)	947	931	931
Lehigh Technologies, Inc. (2)	Waste Recycling	Term Loan (9.91% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,959	2,959
		Due 8/1/19)
		Term Loan (9.91% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,973	2,973
		Due 8/1/19)
Total Debt Investments — Cleantech				13,503	13,503
Debt Investments — Healthcare information and services — 24.2% (8)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%)	5,000	4,870	4,870
		4.50% ETP, Due 10/1/18)
LifePrint Group, Inc. (2)	Diagnostics	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,800	2,762	2,627
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 1/1/18)
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,500	3,493	3,493
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,500	3,493	3,493
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	1,250	1,248	1,248
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
Innovatient Solutions, Inc. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	947	947
		11.00%, Ceiling 13.00%); 4.00% ETP, Due 7/1/18)
MedAvante, Inc. (2)	Software	Term Loan (9.75% cash (Libor + 9.25%; Floor	3,000	2,887	2,887
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.75% cash (Libor + 9.25%; Floor	3,000	2,954	2,954
		9.75%), 4.00% ETP, Due 1/1/19)
Medsphere Systems Corporation (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	5,000	4,916	4,916
		10.50%), 7.00% ETP, Due 7/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,458	2,458
		10.50%), 7.00% ETP, Due 7/1/19)
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,384	1,379	1,379
		11.50%), 6.60% ETP, Due 12/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	2,500	2,493	2,493
		11.00%), 4.50% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,494	2,494
		10.50%), 2.75% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,000	2,962	2,962
		10.50%), 2.50% ETP, Due 1/1/19)
Total Debt Investments — Healthcare information and services				39,356	39,221
Total Debt Investments				242,335	241,725
Warrant Investments — 3.7% (8)
Warrants — Life Science — 0.8% (8)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	—	83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	16,556 Common Stock Warrants	—	33	1
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	—	15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	33,762 Preferred Stock Warrants	—	17	145
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	103,982 Preferred Stock Warrants	—	87	173
Nivalis Theraputics, Inc. (5)	Biotechnology	18,534 Common Stock Warrants	—	122	5
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants	—	51	67
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	—	68	526
Sample6, Inc. (2)	Biotechnology	351,018 Preferred Stock Warrants	—	45	38

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	12,302 Common Stock Warrants	—	5	—
Tranzyme, Inc. (2)(5)	Biotechnology	6,460 Common Stock Warrants	—	6	—
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants	—	24	28
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	—	144	39
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants	—	347	—
IntegenX, Inc. (2)	Medical Device	158,006 Preferred Stock Warrants	—	33	24
Lantos Technologies, Inc. (2)	Medical Device	1,287,817 Preferred Stock Warrants	—	37	41
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	—	26	39
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants	—	52	36
NinePoint Medical, Inc. (2)	Medical Device	410,959 Preferred Stock Warrants	—	33	33
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	—	78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants	—	15	10
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	—	13	—
ZetrOZ, Inc. (2)	Medical Device	475,561 Preferred Stock Warrants	—	25	20
Total Warrants — Life Science				1,359	1,225
Warrants — Technology — 2.3% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	—	33	20
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants	—	89	—
Overture Networks, Inc.	Communications	385,617 Preferred Stock Warrants	—	55	—
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants	—	33	27
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	—	69	22
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	—	68	636
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants	—	164	164
SavingStar, Inc. (2)	Consumer-related Technologies	79,088 Preferred Stock Warrants	—	48	47
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants	—	23	303
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	—	27	65
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	—	22	18
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants	—	16	—
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	—	63	66
The NanoSteel Company, Inc. (2)	Materials	147,424 Preferred Stock Warrants	—	93	91
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants	—	39	33
Nanocomp Technologies, Inc. (2)	Networking	272,728 Preferred Stock Warrants	—	25	19
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	—	7	55
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants	—	28	27
Avalanche Technology, Inc. (2)	Semiconductors	607,435 Preferred Stock Warrants	—	101	41
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	—	25	27
InVisage Technologies, Inc. (2)	Semiconductors	185,790 Preferred Stock Warrants	—	48	45
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	—	59	63
Luxtera, Inc.(2)	Semiconductors	2,304,667 Preferred Stock Warrants	—	48	108
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	—	36	126
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants	—	80	98
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	—	206	—
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants	—	113	114
Bridge2 Solutions, Inc. (11)	Software	1,218 Preferred Stock Warrants	—	18	322
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	—	14	82
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	—	14	14
Decisyon, Inc. (2)	Software	457,876 Preferred Stock Warrants	—	45	—
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	—	20	121
Education Elements, Inc. (2)	Software	136,070 Preferred Stock Warrants	—	16	16
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	—	22	267
Netuitive, Inc.	Software	41,569 Preferred Stock Warrants	—	48	—
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	—	13	12
ScoreBig, Inc. (2)	Software	481,198 Preferred Stock Warrants	—	55	55
SIGNiX, Inc. (2)	Software	63,365 Preferred Stock Warrants	—	48	47
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	—	55	52
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	—	242	512
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	—	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	—	19	—
xTech Holdings, Inc. (2)	Software	111,111 Preferred Stock Warrants	—	30	30
Total Warrants — Technology				2,300	3,745
Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	—	67	64
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	—	25	—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	—	44	31
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	—	100	109
Lehigh Technologies, Inc. (2)	Waste Recycling	272,727 Preferred Stock Warrants	—	33	33
Total Warrants — Cleantech				269	237
Warrants — Healthcare information and services — 0.5% (8)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	—	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	—	54	—
Candescent Health, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	—	378	—
Helomics Corporation	Diagnostics	13,461 Preferred Stock Warrants	—	73	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	2,492,523 Common Stock Warrants	—	112	50
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	—	29	27
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	—	44	165
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	—	100	35
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	—	74	62
Innovatient Solutions, Inc. (2)	Software	157,895 Preferred Stock Warrants	—	35	35
MedAvante, Inc. (2)	Software	114,285 Preferred Stock Warrants	—	66	65
Medsphere Systems Corporation (2)	Software	7,097,791 Preferred Stock Warrants	—	60	59
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	—	95	193
Total Warrants — Healthcare information and services				1,227	754
Total Warrants				5,155	5,961

Other Investments — 0.2% (8)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	—	4,445	300
Total Other Investments				4,445	300
Equity — 0.9% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	—	239	617
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	—	73	145
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	—	83	63
Overture Networks Inc.	Communications	386,191 Common Stock	—	482	222
Total Equity				877	1,047
Total Portfolio Investment Assets — 153.5% (8)				$252,812	$249,033

Short Term Investments — Money Market Funds — 0.2% (8)
US Bank Money Market Deposit Account				$275	$275
Total Short Term Investments — Money Market Funds				$275	$275
Short Term Investments — Restricted Investments— 0.9% (8)
US Bank Money Market Deposit Account (2)				$1,448	$1,448
Total Short Term Investments — Restricted Investments				$1,448	$1,448

_____________________________

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility or the 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2015 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity Interests and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

(In thousands)

(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.

(11)	The Company received a contractual right to receive warrants from Bridge2 Solutions, Inc. and its affiliates (collectively, “Bridge2”) upon the earliest of December 31, 2015, a qualifying equity sale of Bridge2’s equity securities or an acquisition of Bridge2.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2014

(In thousands)

____________________________

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility or 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2014 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity Interests and Other Investments are non-income producing.

(8)	Debt investment is on non-accrual status at December 31, 2014, and interest payments received were recognized as income on a cash basis.

(9)	Value as a percent of net assets.

(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(11)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Organization

Horizon Technology Finance Corporation (the “Company”) was organized as a Delaware corporation on March 16, 2010 and is an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company generally is not subject to corporate-level federal income tax on the portion of its taxable income and capital gains the Company distributes to its stockholders. The Company primarily makes secured debt investments to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. All of the Company’s debt investments consist of loans secured by all of, or a portion of, the applicable debtor company’s tangible and intangible assets.

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as its sole equity member. Credit I is a separate legal entity from the Company and CHF. There has been no activity at Credit I during the nine months ended September 30, 2015.

Horizon Credit II LLC (“Credit II”) was formed as a Delaware limited liability company on June 28, 2011, with the Company as its sole equity member. Credit II is a special purpose bankruptcy remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit II are not available to creditors of the Company or any other entity other than Credit II’s lenders.

Horizon Credit III LLC (“Credit III”) was formed as a Delaware limited liability company on May 30, 2012, with the Company as the sole equity member. Credit III is a separate legal entity from the Company. There has been no activity at Credit III during the nine months ended September 30, 2015.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2015, there were no investments on non-accrual status. For the three and nine months ended September 30, 2015, the Company recognized interest income payments of $0.04 million and $0.2 million, respectively, received from one portfolio company whose debt investment was on non-accrual status. As of December 31, 2014, there was one investment on non-accrual status with a cost of $2.4 million and a fair value of $2.3 million.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay all principal and interest due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended September 30, 2015 and 2014 was 6.5% and 6.0%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2015 and 2014 was 7.1% and 5.9%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related debt financing. The unamortized balance of debt issuance costs as of September 30, 2015 and December 31, 2014, included in other assets, was $2.1 million and $2.4 million, respectively. The accumulated amortization balances as of September 30, 2015 and December 31, 2014 were $3.7 million and $3.0 million, respectively. The amortization expense for the three months ended September 30, 2015 and 2014 was $0.2 million and $0.3 million, respectively. The amortization expense for the nine months ended September 30, 2015 and 2014 was $0.7 million and $2.4 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Taxable income differs from net increase in net assets resulting from operations which can be temporary, meaning they will reverse in the future or be permanent. In accordance with Section 946-205-45-3 of the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the nine months ended September 30, 2015, the Company reclassified $1.0 million to paid-in capital from distributions in excess of net investment income of $0.9 million and net realized loss on investments of $0.1 million, which related to excise taxes paid in prior years.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2015, there was no U.S. federal excise tax recorded. For the nine months ended September 30, 2014, $0.1 million was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2015 and December 31, 2014. The 2014, 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stock Repurchase Program

On September 28, 2015, the Board authorized a stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of September 30, 2016 or the repurchase of $5.0 million of the Company’s common stock. During the three and nine months ended September 30, 2015, the Company did not make any repurchases of its common stock.

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

New accounting pronouncement

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) containing new guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. This guidance will be effective for annual and interim periods beginning on or after December 15, 2015. The Company is evaluating the impact ASU 2015-03 will have on its consolidated financial position and disclosures.

Note 3.  Related party transactions

Investment Management Agreement

The Investment Management Agreement was reapproved by the Board in July 2015. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

During the three and nine months ended September 30, 2015, the Advisor waived base management fees of $0.1 million and $0.2 million, respectively, which the Advisor would have otherwise earned on the proceeds raised in the public offering of the Company’s common stock that closed on March 24, 2015. During the first six months of the period ended September 30, 2014, the Advisor waived base management fees of $0.2 million, which the Advisor would have otherwise earned on cash held by the Company at the time of calculation. The base management fee payable at September 30, 2015 and December 31, 2014 was $0.4 million. After giving effect of the waivers, the base management fee expense was $1.1 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively. After giving effect of the waivers, the base management fee expense was $3.2 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and will be expensed when incurred. For this purpose, the look-back period for the incentive fee based on Pre-Incentive Fee Net Investment Income (the “Incentive Fee Look-back Period”) commenced on July 1, 2014 and will increase by one quarter in length at the end of each of the 12 succeeding calendar quarters, after which time, the Incentive Fee Look-back Period will include the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. The Company only pays incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period. As of September 30, 2015 and December 31, 2014, the quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income was not limited by the Incentive Fee Cap and Deferral Mechanism.

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

The performance based incentive fee expense was $1.0 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2014, the Advisor waived performance based incentive fees of $0.1 million which the Advisor would have otherwise earned. After giving effect of the waiver, the performance based incentive fee expense was $2.5 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. The performance based incentive fee payable as of September 30, 2015 and December 31, 2014 was $1.0 million and $0.8 million, respectively. The entire incentive fee payable as of September 30, 2015 and December 31, 2014 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief compliance officer and chief financial officer and their respective staffs. The administrative fee expense was $0.3 million for the three months ended September 30, 2015 and 2014. The administrative fee expense was $0.9 million for the nine months ended September 30, 2015 and 2014.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.  Investments

The following table shows the Company’s investments:

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Money market funds	$275	$275	$27	$27
Restricted investments in money market funds	$1,448	$1,448	$2,906	$2,906
Non-affiliate investments
Debt	$242,335	$241,725	$199,564	$199,180
Warrants	5,155	5,961	4,815	4,603
Other	4,445	300	4,582	300
Equity	877	1,047	877	1,018
Total non-affiliate investments	$252,812	$249,033	$209,838	$205,101

The following table shows the Company’s investments by industry sector:

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$36,901	$37,754	$22,203	$22,586
Medical Device	23,889	22,936	23,129	22,462
Technology
Communications	20,359	19,942	18,392	17,973
Consumer-Related	19,068	19,900	6,556	7,228
Data Storage	4,467	318	4,604	318
Internet and Media	1,819	1,806	79	188
Materials	7,409	7,407	—	—
Networking	867	855	1,045	1,038
Power Management	2,487	2,534	7	56
Semiconductors	20,994	20,899	30,948	30,824
Software	60,197	60,967	54,482	54,905
Cleantech
Alternative Energy	4,332	4,304	8,283	8,076
Consumer-Related	—	—	396	396
Energy Efficiency	3,475	3,471	4,557	4,487
Waste Recycling	5,965	5,965	—	—
Healthcare Information and Services
Diagnostics	8,385	7,637	18,593	17,841
Other	8,452	8,496	7,157	7,201
Software	23,746	23,842	9,407	9,522
Total non-affiliate investments	$252,812	$249,033	$209,838	$205,101

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

Debt investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At September 30, 2015 and December 31, 2014, the hypothetical market yield used ranged from 11% to 25% and 11% to 18%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of September 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2015:

September 30, 2015
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except share data)
Debt investments	$241,725	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

Warrant investments	5,146	Black-Scholes Valuation Model	Price per share Average Industry Volatility	$0.00 – $576.05 18%	$39.12 18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	300	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 100%	25% 100%

Equity investments	222	Market Comparable Companies	Price Per Share	$0.58	$0.58
Total Level 3 investments	$247,393

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2014:

December 31, 2014
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except share data)
Debt investments	$193,937	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 18%	13%

	5,243	Multiple Probability Weighted Cash	Probability Weighting	10% – 65%	33%
		Flow Model

Warrant investments	3,966	Black-Scholes Valuation Model	Price per share Average Industry Volatility	$0.04 – $63.98 18%	$3.81 18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	300	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 100%	25% 100%

Equity investments	222	Market Comparable Companies	Price Per Share	$0.57	$0.57
Total Level 3 investments	$203,668

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association fka Key Equipment Finance Inc. (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. On September 30, 2015, the closing price of the 2019 Notes on the New York Stock Exchange was $25.20 per note, or $33.3 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on or around September 30, 2015, the Asset-Backed Notes (as defined in Note 6) were trading at par value, or $19.3 million, and are categorized as Level 3 within the fair value hierarchy described above. These liabilities are not recorded at fair value on a recurring basis.

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

The following tables detail the assets and liabilities that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$275	$—	$275	$—
Restricted investments in money market funds	$1,448	$—	$1,448	$—
Debt investments	$241,725	$—	$—	$241,725
Warrant investments	$5,961	$—	$815	$5,146
Other investments	$300	$—	$—	$300
Equity investments	$1,047	$825	$—	$222

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$27	$—	$27	$—
Restricted investments in money market funds	$2,906	$—	$2,906	$—
Debt investments	$199,180	$—	$—	$199,180
Warrant investments	$4,603	$—	$637	$3,966
Other investments	$300	$—	$—	$300
Equity investments	$1,018	$796	$—	$222

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2015:

	Three Months Ended September 30, 2015
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$232,428	$4,556	$222	$300	$237,506
Purchase of investments	32,848	—	—	—	32,848
Warrants and equity received and classified as Level 3	—	272	—	—	272
Principal payments received on investments	(21,991)	—	—	(25)	(22,016)
Proceeds from sale of investments	(1,000)	(78)	—	—	(1,078)
Net realized loss on investments	(1,832)	(36)	—	—	(1,868)
Unrealized appreciation included in earnings	1,411	432	—	25	1,868
Other	(139)	—	—	—	(139)
Level 3 assets, end of period	$241,725	$5,146	$222	$300	$247,393

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended September 30, 2015, there were no transfers between levels.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$199,180	$3,966	$222	$300	$203,668
Purchase of investments	104,781	—	—	—	104,781
Warrants and equity received and classified as Level 3	—	752	—	—	752
Principal payments received on investments	(58,456)	—	—	(137)	(58,593)
Proceeds from sale of investments	(1,000)	(78)	—	—	(1,078)
Net realized loss on investments	(1,832)	(266)	—	—	(2,098)
Unrealized (depreciation) appreciation included in earnings	(226)	787	—	137	698
Transfer out of Level 3	—	(15)	—	—	(15)
Other	(722)	—	—	—	(722)
Level 3 assets, end of period	$241,725	$5,146	$222	$300	$247,393

The Company’s transfers between levels are recognized at the end of each reporting period. During the nine months ended September 30, 2015, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in two portfolio companies, with an aggregate fair value of $0.02 million, that were transferred into Level 2 upon the portfolio companies becoming public companies during the period.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2015 includes $0.1 million in unrealized depreciation for debt and other investments and $0.6 million in unrealized appreciation on warrants.

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

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2014 includes $0.1 million in unrealized appreciation on debt and other investments, $0.7 million in unrealized appreciation on warrants and $0.2 million in unrealized depreciation on equity.

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

As of September 30, 2015 and December 31, 2014, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.  Borrowings

The following table shows the Company’s borrowings as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$19,302	$19,302	$—	$38,753	$38,753	$—
Key Facility	70,000	52,000	18,000	50,000	10,000	40,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$122,302	$104,302	$18,000	$121,753	$81,753	$40,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of September 30, 2015, the asset coverage for borrowed amounts was 256%.

On November 4, 2013, the Company renewed and amended the Key Facility, which it originally entered into with Wells Fargo Capital Finance LLC (“Wells”), and facilitated the assignment of all rights and obligations of Wells thereunder to Key. On August 12, 2015, the Company further amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $70 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on August 12, 2020. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate at September 30, 2015 and December 31, 2014 was 4.00%. The average rate for the three and nine months ended September 30, 2015 and 2014 was 4.00%. As of September 30, 2015, the Company had available borrowing capacity of $18.0 million, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2015, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Effective June 17, 2014, the Company terminated the Fortress Facility. In connection therewith, a loan and security agreement and other related documents governing the Fortress Facility were also terminated. As such, the Company had no borrowing capacity under the Fortress Facility as of September 30, 2015 and December 31, 2014.

On June 28, 2013, the Company completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of the Company, issued $90 million in the Asset-Backed Notes, which are rated A2(sf) by Moody’s Investors Service, Inc. The Company is the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018. As of September 30, 2015, 22.4%, or $54.1 million, of the fair value balance of the Company’s total debt investment portfolio was held through the 2013-1 Securitization.

The Asset-Backed Notes were issued by 2013-1 Trust pursuant to a note purchase agreement (the “Note Purchase Agreement”), dated as of June 28, 2013, by and among the Company, 2013-1 LLC, as trust depositor, 2013-1 Trust and Guggenheim Securities, LLC (“Guggenheim Securities”), as initial purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company (the “Trust Loans”) and secured by certain assets of such portfolio companies. The Trust Loans are serviced by the Company. In connection with the issuance and sale of the Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the Note Purchase Agreement. The Asset-Backed Notes are secured obligations of 2013-1 Trust and are non-recourse to the Company.

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

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the consolidated statements of assets and liabilities. The balances of restricted investments in money market funds were $1.4 million and $2.9 million as of September 30, 2015 and December 31, 2014, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The balance of unfunded commitments to extend credit was $17.5 million and $25.7 million as of September 30, 2015 and December 31, 2014, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2015:

	September 30, 2015
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Bridge2 Solutions, Inc.	$1,000	$5
Innovatient Solutions, Inc.	1,000	28
Lehigh Technologies, Inc.	1,500	14
MedAvante, Inc.	4,000	66
NinePoint Medical, Inc.	2,500	11
SavingStar, Inc.	2,000	32
The NanoSteel Company, Inc.	2,500	48
xTech Holdings, Inc.	3,000	13
Total	$17,500	$217

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2015 totaling $0.2 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments represented 21% and 24% of total debt investments outstanding as of September 30, 2015 and December 31, 2014, respectively. No single debt investment represented more than 10% of the total debt investments as of September 30, 2015 and December 31, 2014. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 18% and 24% of total interest and fee income on investments for the three months ended September 30, 2015 and 2014, respectively. Interest income from the five largest debt investments accounted for 18% and 19% of total interest and fee income on investments for the nine months ended September 30, 2015 and 2014, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2015 and for the years ended December 31, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Nine Months Ended September 30, 2015
7/29/15	11/19/15	12/15/15	$0.115	$—	—	$—
7/29/15	10/20/15	11/16/15	0.115	—	—	—
7/29/15	9/18/15	10/15/15	0.115	1,315	2,418	24
5/1/15	8/19/15	9/15/15	0.115	1,312	2,577	26
5/1/15	7/20/15	8/14/15	0.115	1,312	2,420	27
5/1/15	6/18/15	7/15/15	0.115	1,312	2,045	26
3/6/15	5/20/15	6/15/15	0.115	1,311	2,036	28
3/6/15	4/20/15	5/15/15	0.115	1,311	1,950	28
3/6/15	3/20/15	4/15/15	0.115	1,095	877	12
			$1.035	$8,968	14,323	$171
Year Ended December 31, 2014
10/31/14	2/19/15	3/16/15	$0.115	$1,096	751	$11
10/31/14	1/20/15	2/13/15	0.115	1,094	956	12
10/31/14	12/17/14	1/15/15	0.115	1,096	786	11
8/1/14	11/19/14	12/15/14	0.115	1,093	1,099	15
8/1/14	10/20/14	11/17/14	0.115	1,095	850	12
8/1/14	9/18/14	10/15/14	0.115	1,095	901	12
5/1/14	8/19/14	9/15/14	0.115	1,095	812	12
5/1/14	7/21/14	8/15/14	0.115	1,080	2,042	29
5/1/14	6/18/14	7/17/14	0.115	1,093	784	11
3/6/14	5/20/14	6/16/14	0.115	1,091	1,128	15
3/6/14	4/17/14	5/15/14	0.115	1,090	1,174	16
3/6/14	3/19/14	4/15/14	0.115	1,097	644	8
			$1.380	$13,115	11,927	$164
Year Ended December 31, 2013
11/1/13	2/17/14	3/17/14	$0.115	$1,062	3,444	$44
11/1/13	1/20/14	2/14/14	0.115	1,058	3,249	47
11/1/13	12/16/13	1/15/14	0.115	1,061	3,048	44
8/2/13	11/19/13	12/16/13	0.115	1,045	4,225	59
8/2/13	10/17/13	11/15/13	0.115	937	11,851	167
8/2/13	9/18/13	10/15/13	0.115	1,051	3,882	52
5/3/13	8/19/13	9/16/13	0.115	1,057	3,376	46
5/3/13	7/17/13	8/15/13	0.115	1,060	2,980	42
5/3/13	6/20/13	7/15/13	0.115	1,070	2,191	31
3/8/13	5/20/13	6/17/13	0.115	1,086	1,099	15
3/8/13	4/18/13	5/15/13	0.115	1,087	1,035	15
3/8/13	3/20/13	4/15/13	0.115	1,046	3,867	55
			$1.380	$12,620	44,247	$617

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On October 30, 2015, the Board declared monthly distributions per share, payable as set forth in the following table.

Record Dates	Payment Dates	Distributions Declared
February 22, 2016	March 15, 2016	$0.115
January 21, 2016	February 17, 2016	$0.115
December 18, 2015	January 15, 2016	$0.115

After paying third quarter distributions of $0.345 per share and earning $0.35 per share for the third quarter, the Company’s undistributed spillover income as of September 30, 2015 was $0.22 per share. Spillover income includes any ordinary income and net capital gains from the preceding years that were not distributed during such years.

Note 10. Financial highlights

The following table shows financial highlights for the Company:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$14.36		$14.14
Net investment income	0.90		0.78
Realized loss on investments	(0.16)		(0.43)
Unrealized appreciation on investments	0.09		0.93
Net increase in net assets resulting from operations	0.83		1.28
Net dilution from issuance of common stock	(0.18)		—
Distributions declared(1)	(1.04)		(1.04)
From net investment income	(1.04)		(1.04)
From net realized gain on investments	—		—
Return of capital	—		—
Other(2)	(0.03)		—
Net asset value at end of period	$13.94		$14.38
Per share market value, beginning of period	$13.99		$14.21
Per share market value, end of period	$9.05		$13.46
Total return based on a market value(3)	(27.9)%		2.0%
Shares outstanding at end of period	11,642,522		9,625,274
Ratios to average net assets:
Expenses without incentive fees(5)	8.6	%(4)	14.7	%(4)
Incentive fees	2.1	%(4)	1.2	%(4)
Net expenses(5)	10.7	%(4)	15.9	%(4)
Net investment income with incentive fees(5)	8.4	%(4)	7.3	%(4)
Net assets at the end of the period	$162,247		$138,427
Average net asset value	$157,077		$137,244
Average debt per share	$7.54		$11.34
Portfolio turnover ratio	49.1%		32.0%

____________

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given year for distribution in the following year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	During the nine months ended September 30, 2015, the Advisor waived $0.2 million of base management fee. Had this expense not been waived, the ratio of expenses without incentive fee to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fee to average net assets would have been 8.8%, 10.9% and 8.2%, respectively. During the nine months ended September 30, 2014, the Advisor waived $0.2 million of base management fee and $0.1 million of incentive fee. Had these expenses not been waived, the ratio of expenses without incentive fee to average net assets, the ratio of total expenses to average net assets and the ratio of net investment income with incentive fee to average net assets would have been 14.9%, 16.2% and 7.0%, respectively.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio

			(Dollars in thousands)
Term loans	52	$241,725	97.1%	49	$189,127	92.2%
Revolving loans	—	—	—	1	10,053	4.9
Total loans	52	241,725	97.1	50	199,180	97.1
Warrants	84	5,961	2.4	75	4,603	2.2
Other investments	1	300	0.1	1	300	0.2
Equity	4	1,047	0.4	4	1,018	0.5
Total		$249,033	100.0%		$205,101	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
		(In thousands)
Beginning portfolio	$240,148	$219,295	$205,101	$221,284
New debt investments	32,848	22,845	104,781	66,824
Principal payments received on investments	(5,820)	(9,773)	(18,975)	(31,407)
Early pay-offs	(16,196)	(26,643)	(39,618)	(52,499)
Accretion of debt investment fees	411	623	1,015	1,686
New debt investment fees	(258)	(385)	(959)	(890)
New equity	—	—	—	12
Sale of investments	(1,578)	(1,306)	(1,578)	(2,636)
Net realized (loss) gain on investments	(1,462)	872	(1,692)	(6,673)
Net unrealized appreciation (depreciation) on investments	940	(834)	958	8,993
Ending portfolio	$249,033	$204,694	$249,033	$204,694

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$35,974	14.9%	$21,253	10.7%
Medical Device	22,666	9.4	22,225	11.2
Technology
Communications	19,700	8.2	17,732	8.9
Consumer-Related	18,636	7.7	6,337	3.2
Internet and Media	1,740	0.7	—	—
Materials	7,316	3.0	—	—
Networking	803	0.3	981	0.5
Power Management	2,452	1.0	—	—
Semiconductors	20,391	8.4	30,355	15.2
Software	59,323	24.5	53,583	26.9
Cleantech
Alternative Energy	4,240	1.8	8,009	4.0
Consumer-Related	—	—	396	0.2
Energy Efficiency	3,331	1.4	4,414	2.2
Waste Recycling	5,932	2.5	—	—
Healthcare Information and Services
Diagnostics	7,497	3.1	17,637	8.8
Other	8,234	3.4	6,946	3.5
Software	23,490	9.7	9,312	4.7
Total	$241,725	100.0%	$199,180	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 21% and 24% of total debt investments outstanding as of September 30, 2015 and December 31, 2014, respectively. No single debt investment represented more than 10% of our total debt investments as of September 30, 2015 and December 31, 2014.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of September 30, 2015 and December 31, 2014, our debt investments had a weighted average credit rating of 3.0 and 3.1, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	5	$25,688	10.7%	9	$44,082	22.1%
3	38	187,659	77.6	36	138,109	69.4
2	9	28,378	11.7	3	11,746	5.9
1	—	—	—	2	5,243	2.6
Total	52	$241,725	100.0%	50	$199,180	100.0%

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended September 30, 2015 and 2014

The following table shows consolidated results of operations for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended
	September 30,
	2015	2014
	(In thousands)
Total investment income	$8,427	$7,739
Total net expenses	4,386	4,498
Net investment income before excise tax	4,041	3,241
(Credit) provision for excise tax	(20)	40
Net investment income	4,061	3,201
Net realized (loss) gain on investments	(1,463)	2,325
Net unrealized appreciation (depreciation) on investments	940	(766)
Net increase in net assets resulting from operations	$3,538	$4,760
Average debt investments, at fair value	$237,400	$196,223
Average borrowings outstanding	$98,090	$94,556

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $0.7 million, or 8.9%, to $8.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. For the three months ended September 30, 2015, total investment income consisted primarily of $7.7 million in interest income from investments, which included $1.1 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.7 million in income from fees. Interest income on investments increased by $0.9 million, or 13.5%, for the three months ended September 30, 2015 compared the three months ended September 30, 2014. Interest income on investments increased primarily due to an increase of $41.2 million, or 21.0%, in the average size of our investment portfolio partially offset by a decrease in accelerated accretion of origination fees and ETPs from a lower aggregate amount of principal prepayments during the three months ended September 30, 2015. Other income, which includes prepayment fee income and fee income on debt investments, decreased by $0.2 million, or 24.2%, primarily due to a lower aggregate amount of principal prepayments during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. For the three months ended September 30, 2014, total investment income consisted primarily of $6.8 million in interest income from investments, which included $1.4 million in income from the accretion of origination fees and ETPs and $1.0 million in fee income.

For the three months ended September 30, 2015 and 2014, our dollar-weighted annualized yield on average debt investments was 14.2% and 15.8%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 18% and 24% of investment income for the three months ended September 30, 2015 and 2014, respectively.

Expenses

Total net expenses decreased by $0.1 million, or 2.5%, to $4.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Total expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $0.1 million, or 3.6%, to $1.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to the decrease of our effective cost of debt for the three months ended September 30, 2015.

Base management fee expense increased by $0.1 million, or 9.7%, to $1.1 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to an increase in average gross assets of $33.8 million, or 14.4%, offset by the exclusion of cash from the base management fee calculation, as a result of the amendment to the Investment Management Agreement, and the waiver of base management fee on the proceeds raised from our March 24, 2015 public offering.

Our Advisor has agreed to waive its base management fee relating to the proceeds raised in the public offering of our common stock that closed on March 24, 2015, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeds distributions declared on shares of our common stock for the applicable quarter. During the three months ended September 30, 2015, our Advisor waived $0.1 million of base management fees.

Performance based incentive fee expense increased by $0.2 million, or 26.9%, to $1.0 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Performance based incentive fee expense increased due to higher pre-incentive fee net investment income.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the three months ended September 30, 2015 decreased compared to the three months ended September 30, 2014, due to decreased legal fees and other costs associated with certain non-accrual investments and other assets.

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

During the three months ended September 30, 2015, we realized net losses totaling $1.5 million primarily due to the resolution of one debt investment partially offset by realized gains on the sale of warrants. The debt investment was settled for a net cash payment of $4.9 million, which resulted in a realized loss of $1.8 million and unrealized appreciation of $1.8 million as the fair value of the debt investment was adjusted on June 30, 2015 to reflect the outcome of this resolution. During the three months ended September 30, 2014, we realized net gains totaling $2.3 million primarily due to the sale of warrants and the sale of other assets acquired through bankruptcy.

During the three months ended September 30, 2015, net unrealized appreciation on investments totaled $0.9 million which was primarily due to the reversal of previously recorded unrealized depreciation on one debt investment that was settled during the period, described above, partially offset by changes in fair values of our investment portfolio. During the three months ended September 30, 2014, net unrealized depreciation on investments totaled $0.8 million which was primarily due to the reversal of previously recorded unrealized appreciation on warrants sold in one portfolio company during the period, as described above.

Comparison of the nine months ended September 30, 2015 and 2014

The following table shows consolidated results of operations for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Total investment income	$22,549	$23,971
Total net expenses	12,657	16,329
Net investment income before excise tax	9,892	7,642
Provision for excise tax	—	120
Net investment income	9,892	7,522
Net realized loss on investments	(1,723)	(4,190)
Net unrealized appreciation on investments	958	8,993
Net increase in net assets resulting from operations	$9,127	$12,325
Average debt investments, at fair value	$213,249	$208,675
Average borrowings outstanding	$83,211	$109,087

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $1.4 million, or 5.9%, to $22.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015, total investment income consisted primarily of $20.9 million in interest income from investments, which included $3.3 million in income from the accretion of origination fees and ETPs and $1.7 million in fee income. Interest income on investments decreased by $0.8 million, or 3.9%, for the nine months ended September 30, 2015 compared the nine months ended September 30, 2014. Interest income on investments decreased primarily due to a decrease in accelerated accretion of origination fees and ETPs from a lower aggregate amount of principal prepayments during the nine months ended September 30, 2015. Other income, which includes prepayment fee income and fee income on debt investments, decreased by $0.6 million, or 25.4%, primarily due to a lower aggregate amount of principal prepayments for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, total investment income consisted primarily of $21.7 million in interest income from investments, which included $4.6 million in income from the accretion of origination fees and ETPs and $2.3 million in fee income.

For the nine months ended September 30, 2015 and 2014, our dollar-weighted annualized yield on average debt investments was 14.1% and 15.3%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 18% and 19% of investment income for the nine months ended September 30, 2015 and 2014, respectively.

Expenses

Total net expenses decreased by $3.7 million, or 22.5%, to $12.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Total expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $3.0 million, or 41.4%, to $4.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings of $25.9 million, or 23.7%, for the nine months ended September 30, 2015 and the acceleration of $1.1 million of unamortized debt issuance costs and a $0.8 million prepayment fee related to the termination of the Fortress Facility during the nine months ended September 30, 2014.

Base management fee expense decreased by $0.1 million, or 3.9%, to $3.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, after giving effect of waivers of $0.2 million for the nine months ended September 30, 2015 and 2014. Base management fee expense decreased primarily due to the exclusion of cash from the base management fee calculation, as the result of the amendment to the Investment Management Agreement, and the waiver of base management fee related to the proceeds raised from our March 24, 2015 public offering during the nine months ended September 30, 2015.

Our Advisor has agreed to waive its base management fee relating to the proceeds raised in the public offering of our common stock that closed on March 24, 2015, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeds distributions declared on shares of our common stock for the applicable quarter. During the nine months ended September 30, 2015, our Advisor waived $0.2 million of base management fees.

Performance based incentive fee expense increased by $1.3 million, or 104.9%, to $2.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Performance based incentive fee expense increased due to higher pre-incentive fee net investment income, as the pre-incentive fee net investment income for the nine months ended September 30, 2014 was impacted by the one-time costs associated with the termination of the Fortress Facility, described above.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the nine months ended September 30, 2015 decreased compared to the nine months ended September 30, 2014, due to decreased legal fees and other costs associated with certain non-accrual investments and other assets.

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

During the nine months ended September 30, 2015, we realized net losses totaling $1.7 million primarily due to the resolution of one debt investment partially offset by realized gains on the sale of warrants. The debt investment was settled for a net cash payment of $4.9 million, which resulted in a realized loss of $1.8 million and unrealized appreciation of $1.8 million as the fair value of the debt investment was adjusted on June 30, 2015 to reflect the outcome of this resolution. During the nine months ended September 30, 2014, we realized net losses totaling $4.2 million primarily due to the resolution of three debt investments that were previously on non-accrual status which was partially offset by realized gains on the sale of warrants. As a result of the resolution of the debt investments that were previously on non-accrual, we recognized $7.1 million of realized losses and $7.6 million of unrealized appreciation.

During the nine months ended September 30, 2015, net unrealized appreciation on investments totaled $1.0 million which was primarily due to the reversal of previously recorded unrealized depreciation on one debt investment that was settled during the period, described above, partially offset by changes in fair values of our investment portfolio. During the nine months ended September 30, 2014, net unrealized appreciation on investments totaled $9.0 million which was primarily due to the reversal of previously recorded unrealized depreciation on three debt investments that were settled in the period and one debt investment that returned to accrual status.

Liquidity and capital resources

As of September 30, 2015 and December 31, 2014, we had cash and investments in money market funds of $12.8 million and $8.4 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses and pay distributions. In addition, as of September 30, 2015 and December 31, 2014, we had $1.4 million and $2.9 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our asset-backed notes, or the Asset-Backed Notes. Our primary sources of capital have been from our private and public equity offerings, use of our revolving credit facilities and issuance of our 7.375% notes due 2019, or the 2019 Notes, and the Asset-Backed Notes.

At September 30, 2015 and December 31, 2014, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association fka Key Equipment Finance Inc., or Key, was $52.0 million and $10.0 million, respectively. At September 30, 2015 and December 31, 2014, we had borrowing capacity under the Key Facility of $18.0 million and $40.0 million, respectively. At September 30, 2015 and December 31, 2014, $18.0 million and $35.6 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $33.6 million for the nine months ended September 30, 2015, and our financing activities provided cash of $37.7 million for the same period. Our operating activities used cash primarily for investments made in portfolio companies, partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the completion of a follow-on public offering of 2.0 million shares of common stock for net proceeds of $26.7 million, after deducting underwriting commission and discounts and other offering expenses, and advances on our Key Facility of $42.0 million, which was partially offset by cash used to pay down our Asset-Backed Notes and pay distributions to our stockholders.

Our operating activities provided cash of $34.0 million for the nine months ended September 30, 2014, and our financing activities used cash of $44.2 million for the same period. Our operating activities provided cash primarily from regular principal payments and early pay-offs received, partially offset by investments made in portfolio companies. Our financing activities used cash primarily to pay down our borrowings and pay our monthly distributions.

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

Current borrowings

The following table shows our borrowings as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$19,302	$19,302	$—	$38,753	$38,753	$—
Key Facility	70,000	52,000	18,000	50,000	10,000	40,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$122,302	$104,302	$18,000	$121,753	$81,753	$40,000

On November 4, 2013, through our wholly owned subsidiary, Horizon Credit II LLC, or Credit II, we renewed and amended our revolving credit facility which, among other things, assigned all rights and obligations to Key. On August 12, 2015, we further amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The interest rate was 4.00% as of September 30, 2015 and December 31, 2014.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $70 million commitment. The Key Facility is collateralized by debt investments held by Credit II and permits an advance rate of up to fifty percent (50%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. We may request advances under the Key Facility through August 12, 2018, or the Revolving Period. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. All outstanding advances under the Key Facility are due and payable on August 12, 2020.

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 15, 2015 at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2015, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

We, through our wholly owned subsidiary Horizon Credit III LLC, or Credit III, entered into our term loan facility, or the Fortress Facility, on August 23, 2012. The interest rate on the Fortress Facility was based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00% and provided for a four-year drawing period. The Fortress Facility contained customary covenants for a facility of its type. Effective June 17, 2014, we terminated the Fortress Facility and a related loan and security agreement and other documents. As such, we had no borrowing capacity under the Fortress Facility as of September 30, 2015 and December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, other assets were $3.4 million and $4.0 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2015:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$104,302	$6,082	$54,075	$44,145	$—
Unfunded commitments	17,500	17,500	—	—	—
Total	$121,802	$23,582	$54,075	$44,145	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2015, we had unfunded commitments of $17.5 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

In addition, in order to be eligible for the special tax treatment accorded to RICs and to avoid corporate level tax on the income and gains we distribute to our stockholders, we are required under the Code to annually distribute as dividends to our stockholders out of assets legally available for distribution an amount generally at least equal to 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any. Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously paid no U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Advisers Act. The investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2015 and 2014, we paid the Advisor $2.2 million and $1.8 million, respectively, pursuant to the Investment Management Agreement. During the nine months ended September 30, 2015 and 2014, we paid the Advisor $5.7 million and $4.6 million, respectively, pursuant to the Investment Management Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and nine months ended September 30, 2015, we recognized as interest income interest payments of $0.04 million and $0.2 million, respectively, received from one portfolio company whose debt investment was on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2015 and December 31, 2014.

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
We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2015 and December 31, 2014, 91% and 64%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2015 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statement of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2015 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of August 12, 2015, by and among Horizon Credit II LLC, as borrower, the Lenders that are signatory thereto, as lenders, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit (k)(13) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-201866), filed on August 19, 2015).
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

*	Filed herewith
53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: November 3, 2015	By:	/s/ Robert D. Pomeroy, Jr.
Name: Robert D. Pomeroy, Jr.
Title: Chief Executive Officer and Chairman of
the Board

Date: November 3, 2015	By:	/s/ Christopher M. Mathieu
Name: Christopher M. Mathieu
Title: Chief Financial Officer

