Form 10-K
period 2015-12-31
Horizon Technology Finance Corp
filed 2016-03-08
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2015 based on the closing price on that date of $12.68 on the Nasdaq Global Select Market was $146.1 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 11,538,984 shares of the Registrant’s common stock outstanding as of March 1, 2016.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms:

•	“we,” “us,” “our” “the Company” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation, a Delaware corporation, and its consolidated subsidiaries;

•	The “Advisor” and the “Administrator” refer to Horizon Technology Finance Management LLC, a Delaware limited liability company;

•	“Credit II” refers to Horizon Credit II LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and our direct subsidiary;

•	“Key” refers to KeyBank National Association and “Key Facility” refers to the revolving credit facility with Key;

•	“2019 Notes” refers to our $33 million aggregate principal amount of 7.375% senior unsecured notes due 2019;

•	“Term Loan Facility” refers to a term loan credit facility we entered into with Fortress Credit Co LLC on August 23, 2012 that was terminated on June 17, 2014;

•	“2013-1 Securitization” refers to the $189.3 million securitization of secured loans we completed on June 28, 2013;

•	“Asset-Backed Notes” refers to our $90 million aggregate principal amount of fixed-rate asset-backed notes issued in conjunction with the 2013-1 Securitization; and

•	The “2013-1 Trust” refers to Horizon Funding Trust 2013-1, a Delaware trust.

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

Item 1.  Business

General

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to collectively as our “Target Industries.” Our investment objective is to generate current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a revolving line of credit, or “Senior Term Loans.” Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally do not have to pay corporate-level federal income taxes on our investment company taxable income and our net capital gain that we distribute to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

Compass Horizon Funding Company LLC, or Compass Horizon, our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

From our inception through December 31, 2015, we funded 138 portfolio companies and invested $780.0 million in debt investments. As of December 31, 2015, our debt investment portfolio consisted of 52 debt investments with an aggregate fair value balance of $242.2 million. As of December 31, 2015, 97.8%, or $236.9 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2015, 18.6%, or $45.1 million, of our total debt investment portfolio at fair value was held through our 2013-1 Securitization. As of December 31, 2015, our net assets were $159.8 million and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade” because they are subject to many risks, including volatility, intense competition, short product life cycles and periodic downturns.

For the year ended December 31, 2015, our debt investment portfolio had a dollar-weighted annualized yield of 14.2% (excluding any yield from warrants). The warrants we receive from time to time when making loans to portfolio companies are excluded from the calculation of our dollar-weighted annualized yield because such warrants do not generate any yield since we do not receive dividends or other payments in respect of our outstanding warrants. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors. As of December 31, 2015, our debt investments had a dollar-weighted average term of 44 months from inception and a dollar-weighted average remaining term of 32 months. As of December 31, 2015, substantially all of our debt investments had an original committed principal amount of between $2 million and $12 million, repayment terms of between 11 and 48 months and bore current pay interest at annual interest rates of between 9% and 13%.

For the year ended December 31, 2015, our total return based on market value was (6.3)%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2015, we held warrants to purchase stock in 83 portfolio companies, equity positions in six portfolio companies and success fee arrangements in ten portfolio companies.

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

Information available

Our principal executive office is located at 312 Farmington Avenue, Farmington, Connecticut 06032, our telephone number is (860) 676-8654, and our internet address is www.horizontechfinance.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Our advisor

Our investment activities are managed by our Advisor, and we expect to continue to benefit from our Advisor’s ability to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate investments and manage our diversified portfolio of investments. In addition to the experience gained from the years that they have worked together both at our Advisor and prior to the formation of our Advisor, the members of our investment team have broad lending backgrounds, with substantial experience at a variety of commercial finance companies, technology banks and private debt funds, and have developed a broad network of contacts within the venture capital and private equity community. This network of contacts provides a principal source of investment opportunities.

Our Advisor is led by five senior managers including Robert D. Pomeroy, Jr., our Chief Executive Officer, Gerald A. Michaud, our President, Christopher M. Mathieu, our Senior Vice President and Chief Financial Officer, John C. Bombara, our Senior Vice President, General Counsel and Chief Compliance Officer, and Daniel S. Devorsetz, our Senior Vice President and Chief Investment Officer.

Our strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. To further implement our business strategy, we expect our Advisor to continue to employ the following core strategies:

•	Structured investments in the venture capital and private equity markets. We make loans to development-stage companies within our Target Industries typically in the form of secured loans. The secured debt structure provides a lower risk strategy, as compared to equity investments, to participate in the emerging technology markets because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current-pay interest and amortization of principal and have a senior position to equity in the borrower’s capital structure in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our debt investments primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the debt investment upon a default. Only the potential gains from warrants depend upon equity investments exits.

•	“Enterprise value” lending. We and our Advisor take an enterprise value approach to the loan structuring and underwriting process. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the applicable portfolio company’s particular technology, service or customer base. We secure our lien position against the enterprise value of each portfolio company.

•	Creative products with attractive risk-adjusted pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Venture Loans. These funding needs include funds for additional development “runways,” funds to hire or retain sales staff or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current-pay interest, commitment fees, end-of-term payments, or ETPs, pre-payment fees, success fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ financing requirements while mitigating risk and maximizing returns on our investments.

•	Opportunity for enhanced returns. To enhance our debt investment portfolio returns, in addition to interest and fees, we obtain warrants to purchase the equity of our portfolio companies as additional consideration for making debt investments. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors.

•	Direct origination. We originate transactions directly with technology, life science, healthcare information and services and cleantech companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.

•	Disciplined and balanced underwriting and portfolio management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance our investment portfolio to reduce the risk of down market cycles associated with any particular industry or sector, development-stage or geographic area. Our Advisor employs a “hands on” approach to portfolio management requiring private portfolio companies to provide monthly financial information and to participate in regular updates on performance and future plans.

•	Use of leverage. We use leverage to increase returns on equity through our Key Facility, our 2019 Notes and our 2013-1 Securitization. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

Market opportunity

We focus our investments primarily in four key industries of the emerging technology market: technology, life science, healthcare information and services and cleantech. The technology sectors we focus on include communications, networking, data storage, software, cloud computing, semiconductor, power management, internet and media and consumer-related technologies. The life science sectors we focus on include biotechnology, drug delivery, bioinformatics and medical devices. The healthcare information and services sectors we focus on include diagnostics, medical record services and software and other healthcare related services and technologies that improve efficiency and quality of administered healthcare. The cleantech sectors we focus on include alternative energy, water purification, energy efficiency, green building materials and waste recycling. We refer to all of these companies as “technology-related” companies and intend, under normal market conditions, to invest at least 80% of the value of our total assets in such businesses.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, including:

Consistently execute commitments and close transactions.  Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $1.2 billion to more than 200 companies since operations commenced in 2004.

Robust direct origination capabilities.  Our Advisor’s managing directors each has significant experience originating Venture Loans in our Target Industries. This experience has given each managing director a deep knowledge of our Target Industries and an extensive base of transaction sources and references.

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

Well-known brand name.  Our Advisor has originated Venture Loans to more than 200 companies in our Target Industries under the “Horizon Technology Finance” brand.

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

Due diligence.   The due diligence process includes a formal visit to the prospective portfolio company’s location and interviews with the prospective portfolio company’s senior management team. The process includes obtaining and analyzing information from independent third parties that have knowledge of the prospective portfolio company’s business, including, to the extent available analysts that follow the technology market, thought leaders in our Target Industries and important customers or partners, if any. Outside sources of information are reviewed, including industry publications, scientific and market articles, Internet publications, publicly available information on competitors or competing technologies and information known to our Advisor’s investment team from their experience in the technology markets.

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

Investment memorandum.   Upon completion of the due diligence process and review and analysis of all of the information provided by the prospective portfolio company and obtained externally, our Advisor’s assigned credit officer prepares an investment memorandum for review and approval. The investment memorandum is reviewed by our Advisor’s Chief Investment Officer and submitted to our Advisor’s investment committee for approval.

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

Loan closing and funding.   Approved investments are documented and closed by our Advisor’s in-house legal and loan administration staff. Loan documentation is based upon standard templates created by our Advisor and is customized for each transaction to reflect the specific deal terms. The transaction documents typically include a loan and security agreement, warrant agreement and applicable perfection documents, including applicable Uniform Commercial Code, or UCC, financing statements and, as applicable, may also include a landlord agreement, patent and trademark security grants, a subordination agreement and other standard agreements for commercial loans in the Venture Lending industry. Funding requires final approval by our Advisor’s General Counsel, Chief Executive Officer or President, Chief Financial Officer and Chief Investment Officer.

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

The following table describes each rating level:

Rating
4	The portfolio company has performed in excess of our expectations at the time of initial underwriting as demonstrated by exceeding revenue milestones, clinical milestones or other operating metrics or as a result of raising capital well in excess of our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value greatly exceeds our loan balance; it has achieved cash flow positive operations or has sufficient cash resources to cover the remaining balance of the loan; there is strong potential for warrant gains from our warrants; and there is a high likelihood that the borrower will receive favorable future financing to support operations. Loans rated 4 are the lowest risk profile in our portfolio, and there is no expected risk of principal loss.
3	The portfolio company has performed to our expectations at the time of initial underwriting as demonstrated by meeting revenue milestones, clinical milestones or other operating metrics. It has raised, or is expected to raise, capital consistent with our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value comfortably exceeds our loan balance; it has sufficient cash resources to operate according to its plan; it is expected to raise additional capital as needed; and there continues to be potential for warrant gains from our warrants. New loans are typically rated 3 when approved and thereafter 3-rated loans represent a standard risk profile, with no loss currently expected.
2	The portfolio company has performed below our expectations at underwriting as demonstrated by missing revenue milestones, delayed clinical progress or otherwise failing to meet projected operating metrics. It may have raised capital in support of the poorer performance but generally on less favorable terms than originally contemplated at the time of underwriting. Generally the portfolio company displays one or more of the following: its enterprise value exceeds our loan balance but at a lower multiple than originally expected; it has sufficient cash to operate according to its plan but liquidity may be tight; and it is planning to raise additional capital but there is uncertainty and the potential for warrant gains from our warrants are possible, but unlikely. Loans rated 2 represent an increased level of risk. While no loss is currently anticipated for a 2-rated loan, there is potential for future loss of principal.
1	The portfolio company has performed well below plan as demonstrated by materially missing revenue milestones, delayed or failed clinical progress or otherwise failing to meet operating metrics. The portfolio company has not raised sufficient capital to operate effectively or retire its debt obligation to us. Generally the portfolio company displays one or more of the following: its enterprise value may not exceed our loan balance; it has insufficient cash to operate according to its plan and liquidity may be tight; and there are uncertain plans to raise additional capital or the portfolio company is being sold under distressed conditions. There is no potential for warrant gains from our warrants. Loans rated 1 are generally put on non-accrual status and represent a high degree of risk of loss.

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

Base management fee.  The base management fee, payable monthly in arrears, is calculated at an annual rate of 2.00% of (i) our gross assets less (ii) cash and cash equivalents. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage.

The Advisor agreed to waive the base management fee relating to the proceeds raised in a public offering of our common stock that closed on March 24, 2015, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeds distributions declared on shares of our common stock for the applicable quarter. As of December 31, 2015, condition (ii) above has been met, as our net investment income exceeded distributions declared for the quarters ended September 30, 2015 and December 31, 2015, and our Advisor is not obligated to waive the base management fee with respect to such offering proceeds for any future quarter.

Incentive fee.  The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income we have not yet received in cash. The incentive fee with respect to the Pre-Incentive Fee Net Investment Income is 20.00% of the amount, if any, by which the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, expressed as a rate of return on the value of our net assets at the end of such quarter, exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the Pre-Incentive Fee Net Investment Income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this “catch-up” provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply.

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

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period commenced on July 1, 2014 and increases by one quarter in length at the end of each calendar quarter until June 30, 2017, after which time, the Incentive Fee Look-back Period will include the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. We only pay incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly incentive fee based on Net Investment Income

Pre-Incentive Fee Net Investment Income (expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income allocated to first part of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), and equals 20.00% of our realized capital gains, if any, on a cumulative basis from the date of our election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less all previous amounts paid in respect of the capital gain incentive fee.

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

14

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

(1)	As illustrated in Year 3 of Alternative 1 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on its fiscal year end of such year.

(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by our Advisor ($6.4 million) is effectively greater than $5 million (20.00% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of our expenses

All investment professionals and staff of our Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of its personnel allocable to such services, are provided and paid for by our Advisor. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses, including travel expense, incurred by our Advisor or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of all future offerings and repurchases of our common stock and other securities, if any;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable under the Administration Agreement;

•	the allocated costs incurred by our Advisor as our Administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	fees and expenses associated with marketing efforts;

•	taxes;

•	independent director fees and expenses;

•	brokerage commissions;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	the fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

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

Board approval of the Investment Management Agreement

Our Board held an in-person meeting on July 29, 2015, at which it considered and reapproved our Investment Management Agreement for an additional 12-month period. In its consideration of the Investment Management Agreement, our Board focused on information it had received relating to (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and its discussions related thereto, our Board, including a majority of the directors who are not interested persons of us, concluded that the investment management fee rates were reasonable in relation to the services to be provided.

Duration and termination

The Investment Management Agreement was reapproved by our Board on July 29, 2015. Unless terminated earlier as described below, it will continue in effect from year to year thereafter if approved annually by our Board including a majority of our directors who are not interested persons or by the affirmative vote of the holders of a majority of our outstanding voting securities and a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other party. See “Item 1A — Risk Factors — Risks related to our business and structure — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.”

Administration Agreement

The Administration Agreement was considered and reapproved by our Board on July 29, 2015. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

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

Issuance of additional shares

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock at a price below the current net asset value of the common stock, or issue and sell warrants, options or rights to acquire such common stock at a price below the current net asset value of the common stock if our Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities. Our stockholder approval to sell shares of our common stock below its net asset value expired on January 21, 2016. We intend to seek approval from our stockholders to offer shares of our common stock below its net asset value in the future.

Temporary investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, subject to certain exceptions, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we generally would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior securities; derivative securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage requirement at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A — Risk Factors — Risks related to our business and structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

The 1940 Act also limits the amount of warrants, options and rights to common stock that we may issue and the terms of such securities.

Code of ethics

We and our Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended, or the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, each code of ethics is attached as an exhibit to our Pre-effective Amendment No. 3 to the registration statement on Form N-2 (File No. 333-165570 filed with the SEC on July 19, 2010 as Exhibits (r)(1) and (r)(2)), which is available on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

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

NASDAQ Global Select Market corporate governance regulations

NASDAQ has adopted corporate governance regulations with which listed companies must comply. We intend to be in compliance with these corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we are in compliance therewith.

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

Election to be taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC status, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must distribute dividends each tax year of an amount generally at least equal to 90% of the sum of our ordinary income and our realized net short-term capital gains (i.e. net short-term capital gains in excess of net long term losses), or investment company taxable income, if any, out of the assets legally available for distribution, which we refer to as the “Annual Distribution Requirement.” Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we are required to distribute dividends in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously did not pay U.S. federal corporate income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity. In order to qualify as a RIC for federal income tax purposes under Section 851(a) of the Code, we must:

•	maintain an election to be treated as a BDC under the 1940 Act at all times during each tax year;

•	meet any applicable securities law requirements, including capital structure requirements;

•	derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock or securities, or the Qualifying Income Test; and

•	diversify our holdings so that at the end of each quarter of the tax year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represent more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships, or the Diversification Tests.

Taxation as a RIC

If we qualify as a RIC under Section 851(a) of the Code, and satisfy the Annual Distribution Requirement, then we are not be subject to federal income tax on the portion of our investment company taxable income as well as any net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute as dividends to stockholders. We may retain for investment all or a portion of our net capital gain. However, if we retain any investment company taxable income or net capital gains, and satisfy the Annual Distribution Requirement, we will be subject to tax at regular corporate rates on any amounts retained. If we fail to qualify as a RIC for a period greater than two consecutive tax years, to qualify as a RIC in a subsequent tax year, we may be subject to regular corporate rates on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the tax year) that we elect to recognize on requalification or when recognized over the next five tax years.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment in kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. Because any original issue discount accrued will be included in our investment company taxable income for the tax year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

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

Failure to qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any tax year, assuming we do not qualify for or take advantage of certain remedial provisions, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax liability should be substantially reduced or eliminated. See “—Election to be taxed as a RIC” above.

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% or 20% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to certain corporate distributes would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

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

We do not have any employees and are dependent upon the members of our Advisor’s senior management, as well as other key personnel for the identification, evaluation, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan to originate Venture Loans in our Target Industries. Our future success depends on the continued service of the senior members of our Advisor’s management team. If our Advisor were to lose the services of any of the senior members of our Advisor’s management team, we may not be able to operate our business as we expect, and our ability to compete could be harmed, either of which could cause our business, results of operations or financial condition to suffer. In addition, if more than one of Mr. Pomeroy, Mr. Michaud or Mr. Mathieu, our Chief Financial Officer, cease to be actively involved with us or our Advisor, and are not replaced by individuals satisfactory to Key within 90 days, Key could, absent a waiver or cure, demand repayment of any outstanding obligations under the Key Facility.

Our future success also depends, in part, on our Advisor’s ability to identify, attract and retain sufficient numbers of highly skilled employees. If our Advisor is not successful in identifying, attracting and retaining such employees, we may not be able to operate our business as we expect. In addition, our Advisor may in the future manage investment funds with investment objectives similar to ours thereby diverting the time and attention of its investment professionals that we rely on to implement our business plan.

Our Advisor may change or be restructured.

We cannot assure you that the Advisor will remain our investment adviser or that we will continue to have access to our Advisor’s investment professionals or its relationships. We would be required to obtain shareholder approval for a new investment management agreement in the event that (1) the Advisor resigns as our investment adviser or (2) a change of control or deemed change of control of the Advisor occurs. We cannot provide assurance that a new investment management agreement or new investment adviser would provide the same or equivalent services on the same or on as favorable of terms as the Investment Management Agreement or the Advisor.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	-21.26%	-12.48%	-3.70%	5.09%	13.87%

(1)	Assumes $281 million in total assets, $116 million in outstanding debt, $160 million in net assets, and an average cost of borrowed funds of 5.10% at December 31, 2015. Actual interest payments may be different.

Based on our outstanding indebtedness of $116 million as of December 31, 2015 and the average cost of borrowed funds of 5.10% as of that date, our investment portfolio would have been required to experience an annual return of at least 2.31% to cover annual interest payments on the outstanding debt.

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

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility, Asset-Back Notes or 2019 Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until August 12, 2018. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on August 12, 2020, unless such date is extended in accordance with its terms. All outstanding amounts on our 2019 Notes are due and payable on March 15, 2019 unless redeemed prior to that date. The Asset-Backed Notes have a stated maturity of May 15, 2018. If we are unable to increase, renew or replace the Key Facility or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

The indenture under which our 2019 Notes were issued contains limited protection for holders of our 2019 Notes.

The indenture under which the 2019 Notes were issued offers limited protection to holders of the 2019 Notes. The terms of the indenture and the 2019 Notes do not restrict our or any of our subsidiaries' ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the 2019 Notes. In particular, the terms of the indenture and the 2019 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2019 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2019 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2019 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2019 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(l)(A) as modified by Section 61(a)(l) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);

•	pay dividends on, or purchase or redeem or make any payments in respect of capital stock or other securities ranking junior in right of payment to the 2019 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(l) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock unless our asset coverage, as defined in the 1940 Act, equals at least 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Any default under the agreements governing our indebtedness, including a default under the Key Facility or the 2013-1 Securitization, or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2019 Notes and substantially decrease the market value of the 2019 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Key Facility and our 2013-1 Securitization or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lender under the Key Facility and our 2013-1 Securitization or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Key Facility and our 2013-1 Securitization or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lender under the Key Facility and our 2013-1 Securitization, could proceed against the collateral securing the debt. Because the Key Facility and our 2013-1 Securitization have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

If an event of default occurs, the Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the 2013-1 Securitization. For example, upon the occurrence of an event of default with respect to the Asset-Backed Notes, the Trustee may, and will at the direction of the holders of a supermajority of the Asset-Backed Notes, declare the principal, together with any accrued interest, of the Asset-Backed Note to be immediately due and payable. This would have the effect of accelerating the principal on such Asset-Backed Note, triggering a repayment obligation on the part of the 2013-1 Trust. The Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution is made to the holder of the equity interest in 2013-1 Trust. There can be no assurance that there will be sufficient funds through collections on the Trust Loans or through the proceeds of the sale of the Trust Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the Asset-Backed Notes, or to make any distribution payment to holder of the equity interest in the 2013-1 Trust.

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

To satisfy the requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or to avoid payment of corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our investment company taxable income and net capital gains. However, we may retain all or a portion of our net capital gains, pay applicable income taxes with respect thereto, and elect to treat such retained capital gains as deemed distributions to our stockholders. As a BDC, we generally are required to maintain coverage of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we continue to need capital to grow our debt investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are limited in our ability to issue equity securities at a price below the then current NAV per share. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

As a BDC, we generally are not able to issue our common stock at a price below the then current NAV per share without first obtaining the approval of our stockholders and our independent directors. If our common stock trades at a price below NAV per share and we do not receive such approval, our business could be materially adversely affected.

As a BDC, we generally are not able to issue our common stock at a price below the then current NAV per share without first obtaining the approval of our stockholders and our independent directors. Stockholder approval to offer our common stock at a price below NAV per share expired in January 2016, but we may seek such approval again in the future. If our common stock trades at a price below NAV per share and we do not receive approval from our stockholders and our independent directors to issue common stock at a price below NAV per share, we cannot raise capital through the issuance of equity securities. This may limit our ability: to grow and make new investments; to attract and retain top investment professionals; to maintain deal flow and relations with top companies in our Target Industries and related entities such as venture capital and private equity sponsors; and to sustain a minimum efficient scale for a public company.

We are subject to risks associated with the current interest rate environment that may affect our cost of capital and net investment income.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure may result from the U.S. government’s fiscal policies and other challenges, because of the historically low interest rate environment in which we now operate and because the Federal Reserve has ended its quantitative easing program, we will likely experience rising interest rates, rather than falling rates in the future.

Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Some of our investments have fixed interest rates, while the Key Facility has a floating interest rate. As a result, a significant change in interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which may reduce our net investment income. We may hedge against interest rate fluctuations by using hedging instruments such as swaps, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions or any adverse developments from our use of hedging instruments could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to enter into appropriate hedging transactions when desired and any hedging transactions we enter into may not be effective.

Because many of our investments are not and typically will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our NAV.

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

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. This economic decline materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the repricing of credit risk in the broadly syndicated market. These disruptions in the capital markets also increased the spread between the yields realized on risk-free and higher risk securities and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions may reoccur for a prolonged period of time again or materially worsen in the future. Unfavorable economic conditions, including future recessions, also could affect our investment valuations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of debt investments we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If our asset coverage is not at least 200%, we are not permitted to pay distributions or issue additional senior securities. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. Moreover, if the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when we may be unable to do so or unable to do so on favorable terms.

As a BDC, we generally are not able to issue our common stock at a price below NAV per share without first obtaining the approval of our stockholders and our independent directors. Our stockholder approval expired in January 2016, but we may seek such approval again in the future. This requirement does not apply to stock issued upon the exercise of options, warrants or rights that we may issue from time to time. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives, if eventually passed, would modify this section of the 1940 Act and, subject to stockholder approval, increase the amount of debt that BDCs may incur from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future, and therefore the risk of an investment in us may increase.

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

The Qualifying Income Test is satisfied if we derive in each tax year at least 90% of our gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures or forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from interests in “qualified publicly traded partnerships.” The status of certain forms of income we receive could be subject to different interpretations under the Code and might be characterized as non-qualifying income that could cause us to fail to qualify as a RIC, assuming we do not qualify for or take advantage of certain remedial provisions, and, thus, may cause us to be subject to corporate-level federal income taxes.

To qualify as a RIC, we must also meet the Diversification Tests at the end of each calendar quarter. Failure to meet these tests may result in our having to (1) dispose of certain investments quickly; (2) raise additional capital to prevent the loss of RIC status; or (3) engage in certain remedial actions that may entail the disposition of certain investments at disadvantageous prices that could result in substantial losses, and the payment of penalties, if we qualify to take such actions. Because most of our investments are and will be in development-stage companies within our Target Industries, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the asset diversification requirements, it could take a longer time to invest such capital. During this period, we will invest in temporary investments, such as money market funds, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of our investments in secured and amortizing debt investments.

The Annual Distribution Requirement for a RIC is satisfied if we distribute dividends to our stockholders in each tax year of an amount generally equal to at least 90% of our investment company taxable income. If we borrow money, we may be subject to certain asset coverage requirements under the 1940 Act and loan covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify for the federal income tax benefits allowable to a RIC, assuming we do not qualify for or take advantage of certain remedial provisions, and, thus, may be subject to corporate-level income tax.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each tax year a portion of the original issue discount that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same tax year. We do not have a policy limiting our ability to invest in original issue discount instruments, including payment-in-kind debt investments. Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement.

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level federal income tax on all our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2015, 2014 and 2013 was 8.9%, 9.5% and 11.5%, respectively.

If we make loans to borrowers or acquire loans that contain deferred payment features, such as loans providing for the payment of portions of principal and/or interest at maturity, this could increase the risk of default by our borrowers.

Our investments with deferred payment features, such as debt investments providing for ETPs, may represent a higher credit risk than debt investments requiring payments of all principal and accrued interest at regular intervals over the life of the debt investment. For example, even if the accounting conditions for income accrual were met during the period when the obligation was outstanding, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation. The amount of ETPs due under our investments having such a feature currently represents a small portion of the applicable borrowers’ total repayment obligations under such investments. However, deferred payment arrangements increase the incremental risk that we will not receive a portion of the amount due at maturity. Additionally, because investments with a deferred payment feature may have the effect of deferring a portion of the borrower’s payment obligation until maturity of the debt investment, it may be difficult for us to identify and address developing problems with borrowers in terms of their ability to repay us. Any such developments may increase the risk of default on our debt investments by borrowers.

In addition, debt investments providing for ETPs are subject to the risks associated with debt investments having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants). See “—We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash.”

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

As a BDC, we are prohibited from acquiring any assets other than qualifying assets (as defined under the 1940 Act) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2015 and 2014, 100% of our assets were qualifying assets, and we expect that substantially all of our assets that we may acquire in the future will be qualifying assets, although we may decide to make other investments that are not qualifying assets to the extent permitted by the 1940 Act. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets may not be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. See Item 1 above, “Regulation — Qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC. If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

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

The incentive fee payable by us to our Advisor may create an incentive for our Advisor to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Advisor is calculated based on a percentage of our return on invested capital. This may encourage our Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our Advisor receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our Advisor may have an incentive to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative investments than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. In addition, the incentive fee may encourage our Advisor to pursue different types of investments or structure investments in ways that are more likely to result in warrant gains or gains on equity investments, including upon exercise of equity participation rights, which are inconsistent with our investment strategy and disciplined underwriting process.

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

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, the Board will determine the fair value of these securities in good faith as described above in “— Because many of our investments typically are not and will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our NAV.” In connection with that determination, investment professionals from the Advisor may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s management fee is based, in part, on our average gross assets and our incentive fees will be based, in part, on unrealized appreciation and depreciation on our investments.

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

Under our Investment Management Agreement and our Administration Agreement, our Advisor has the right to resign at any time, including during the first two years following the Investment Management Agreement’s effective date, upon not more than 60 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so, our operations are likely to be disrupted, our business, results of operations and financial condition and our ability to pay distributions may be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of new management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, results of operations or financial condition.

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

Compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the market price of our common stock.

 Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we incur additional expenses that negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our annual re-evaluation, testing and remediation actions or the impact of the same on our operations, and we cannot assure you that our internal control over financial reporting is or will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities may be adversely affected.

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

Our business is highly dependent on the Advisor and its affiliates’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics; and

•	events arising from local or larger scale political or social matters, including terrorist acts.

Any of these events, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

In addition, these communications and information systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources.  These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption.  Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.

Risks related to our investments

Our stockholders are not able to evaluate our future investments.

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

We intend to make distributions of income on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in any existing or future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income each tax year as dividends to stockholders, we will suffer adverse tax consequences, including the possible loss of the federal income tax benefits allowable to RICs.

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

As a BDC, we are required to carry our investments at fair value, which is the market value of our investments or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures approved by our Board in accordance with our valuation policy. We are not permitted to maintain a reserve for debt investment losses. Decreases in the fair values of our investments are recorded as unrealized depreciation. Any unrealized depreciation in our debt investments could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected debt investments. This could result in realized losses in the future and ultimately reduces our income available for distribution in future periods.

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

In addition, because we invest in development-stage companies in our Target Industries, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory, equipment, cash and accounts receivables. Intellectual property, if any, which secures a debt investment could lose value if the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. In addition, in lieu of a security interest in a portfolio company’s intellectual property we may sometimes obtain a security interest in all assets of the portfolio company other than intellectual property and also obtain a commitment by the portfolio company not to grant liens to any other creditor on the company’s intellectual property. In these cases, we may have additional difficulty recovering our principal in the event of a foreclosure. Similarly, any equipment securing our debt investments may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure, which may adversely affect our ability to pay distributions in the future.

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

There may be circumstances where our debt investments could be subordinated to claims of other creditors, or we could be subject to lender liability claims.

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

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, experience bankruptcy or similar financial distress.

Leveraged companies may experience bankruptcy or similar financial distress. The debt investments of distressed companies may not produce income, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner (e.g., through liquidation, reorganization or bankruptcy) and for what value such distressed debt will eventually be satisfied. Proceeds received from such proceedings may not be income that satisfies the Qualifying Income Test for RICs. In the event that a plan of reorganization is adopted, we may receive equity securities in exchange of the debt investment that we currently hold, which may require significantly more of our management’s time and attention.

If a portfolio company enters a bankruptcy process, we will be subject to a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

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

Our portfolio companies operating in the drug discovery industry are subject to numerous risks, including competition, extensive government regulation, product liability and commercial difficulties.

Our portfolio companies in the drug discovery industry are subject to numerous risks. The successful and timely implementation of the business model of drug discovery companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety, patient’s and clinician’s ease of use and cost-effectiveness are important to the success of such companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors. Failure by companies to introduce planned products or other new products or to introduce products on schedule could materially and adversely affect the operations of the companies and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Further, the development of products by drug discovery companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement by insurers in the United States (including Medicare and Medicaid) and abroad, or gain and maintain market approval of products. In addition, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, failure to establish or maintain intellectual property rights, infringement by others of a company’s intellectual property rights, or infringement by a company of intellectual property rights of others. Any of these factors could materially and adversely affect the operations of the companies and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our investments in the clean technology industry are subject to many risks, including volatility, intense competition, unproven technologies, periodic downturns and potential litigation.

Our investments in clean technology, or cleantech, companies are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies. Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability. In addition, our cleantech companies may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses) and valuations of clean technology companies can and often do fluctuate suddenly and dramatically and the markets in which clean technology companies operate are generally characterized by abrupt business cycles and intense competition. Demand for cleantech and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gas. A decrease in prices in these energy products could reduce demand for alternative energy. Cleantech companies face potential litigation, including significant warranty and product liability claims, as well as class action and government claims. Such litigation could adversely affect the business and results of operations of our cleantech portfolio companies.

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

Our portfolio companies may rely upon licenses for all or part of their intellectual property.

A portfolio company may license all or part of its intellectual property from another unrelated party. While the portfolio company may continue development on that licensed intellectual property, it can be difficult to ascertain who has title to the intellectual property. We may also rely upon the portfolio company’s management team’s representations as to the nature of the licensing agreement. There are implications in workouts and in bankruptcy where intellectual property is not wholly owned by a portfolio company. Further, the licensor may have an actual or contingent claim on the intellectual property (for instance, a payment due upon change in control) that would supersede other claims in that asset in certain situations.

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

Our portfolio companies may have foreign subsidiaries.

Although our debt investments consist of secured loans to portfolio companies with headquarters and primary operations located within the United States, certain debt investments may be secured by the assets of a portfolio company’s foreign subsidiary which may involve greater risks. These risks include: (i) less publicly available information; (ii) varying levels of governmental regulation and supervision; and (iii) the difficulty of enforcing legal rights in a foreign jurisdiction and uncertainties as to the status, interpretation and application of laws. Moreover, foreign companies are generally not subject to uniform accounting, auditing and financial reporting standards, practices and requirements comparable to those applicable to United States companies. Debt investments secured by the assets of a portfolio company’s foreign subsidiary may be subject to various laws enacted in their home countries for the protection of debtors or creditors, which could adversely affect our ability to recover amounts owed. These insolvency considerations will differ depending on the country in which each foreign subsidiary is located and may differ depending on whether the foreign subsidiary is a non-sovereign or a sovereign entity. The economies of individual non-U.S. countries may also differ from the U.S. economy in such respects as growth of gross domestic product, rate of inflation, volatility of currency exchange rates, depreciation, capital reinvestment, resources self-sufficiency and balance of payments position. Accordingly, debt investments secured by the assets of a portfolio company’s foreign subsidiary could face risks which would not pertain to debt investments solely in U.S. portfolio companies.

We may not realize expected returns on warrants received in connection with our debt investments.

As discussed above, we generally receive warrants in connection with our debt investments. If we do not receive the returns that are anticipated on the warrants, our investment returns on our portfolio companies, and the value of your investment in us, may be lower than expected.

Risks related to our common stock

There is a risk that investors in our equity securities may not receive distributions, that our distributions may not grow over time or that a portion of distributions paid to you may be a return of capital.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more risk factors described in this report. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with BDC regulation and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, the amount available for distribution could be reduced.

On an annual basis, we must determine the extent to which any distributions we made were paid out of current or accumulated earnings, recognized capital gains or capital. Distributions that represent a return of capital (which is the return of your original investment in us, after subtracting sales load, fees and expenses directly or indirectly paid by you) rather than a distribution from earnings or profits, reduce your basis in our stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value.

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

We and our Advisor could be the target of litigation.

We or our Advisor could become the target of securities class action litigation or other similar claims if our stock price fluctuates significantly or for other reasons. The outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results and could continue without resolution for long periods of time. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their NAV, and we cannot assure you that the market price of our common stock will not decline following an offering.

We cannot predict the price at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their NAV and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV. In addition, if our common stock trades below its NAV, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval of our stockholders and our independent directors.

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

Investors in offerings of our common stock may incur immediate dilution upon the closing of an offering.

If the public offering price for any offering of shares of our common stock is higher than the book value per share of our outstanding common stock, investors purchasing shares of common stock in any offering will pay a price per share that exceeds the tangible book value per share after such offering.

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

Upon issuance, any publicly issued debt securities that we may issue will not have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will ever develop or, if developed, will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rate of interest higher or lower than the rate borne by the debt securities.

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

Sales in the public market of substantial amounts of our common stock may have an adverse effect on the market price of our common stock, and the registration of a substantial amount of insider shares, whether or not actually sold, may have a negative impact on the market price of our common stock.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock is traded on NASDAQ, under the symbol “HRZN.” The following table sets forth, for each fiscal quarter since January 1, 2014, the range of high and low closing sales price of our common stock, the closing sales price as a percentage of our NAV and the distributions declared per share by us for each quarter.

				Premium/ Discount of High Sales	Premium/ Discount of Low Sales	Distributions Declared
		Closing Sales Price		Price to	Price to	Per
Period	NAV(1)	High	Low	NAV(2)	NAV(2)	Share (3)
Year ended December 31, 2015
Fourth Quarter	$13.85	$12.41	$9.32	(10)%	(33)%	$0.345	(4)
Third Quarter	$13.94	$12.67	$9.05	(9)%	(35)%	$0.345
Second Quarter	$13.99	$14.36	$12.56	3%	(10)%	$0.345
First Quarter	$14.19	$14.39	$13.61	1%	(4)%	$0.345
Year ended December 31, 2014
Fourth Quarter	$14.36	$14.27	$13.45	(1)%	(6)%	$0.345
Third Quarter	$14.38	$14.72	$12.90	2%	(10)%	$0.345
Second Quarter	$14.23	$14.89	$12.59	5%	(12)%	$0.345
First Quarter	$14.32	$14.61	$12.43	2%	(13)%	$0.345

(1)	NAV per share determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)	We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, unless they specifically opt out of the DRIP so as to receive cash distributions.

(4)	$0.115 of which is payable on March 15, 2016.

The last reported price for our common stock on March 1, 2016 was $11.16 per share. As of March 1, 2016 we had 13 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2015, 2014 and 2013.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock for each month in the three month period ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except share and per share data)
October 1, 2015 through October 31, 2015	—	$—	—	$5,000
November 1, 2015 through November 30, 2015	22,982	11.23	22,982	$4,742
December 1, 2015 through December 31, 2015	90,400	11.60	90,400	$3,693
Total	113,382	$11.53	113,382

(1)	On September 28, 2015, we announced a share repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. Unless extended by our board of directors, the repurchase program will expire on the earlier of September 30, 2016 and the repurchase of $5.0 million of common stock.

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

In order to qualify as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Generally, in order to qualify as a RIC, we must derive at least 90% of our gross income during each tax year from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income derived with respect to its business of investing in stock or other securities. We must also meet certain asset diversification requirements at the end of each quarter of each tax year. Failure to meet these diversification requirements on the last day of a quarter may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices or times, and may cause us to incur substantial losses.

In addition, in order to be eligible for the special tax treatment accorded to RICs and to avoid corporate level tax on the income and gains we distribute to our stockholders, each tax year we are required under the Code to distribute as dividends of an amount generally at least 90% of our investment company taxable income to our stockholders. We refer to such amount as the Annual Distribution Requirement in this annual report on Form 10-K. Additionally, we must distribute, in respect of each calendar year, dividends of an amount generally at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such undistributed income. Distributions of any such carryover taxable income must be made through a distribution declared as of the earlier of the filing date of the corporate income tax return related to the tax year in which such taxable income was generated or the 15th day of the ninth month following the end of such tax year, in order to count towards the satisfaction of the Annual Distribution Requirement for the tax year in which such taxable income was generated. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Regulation — Taxation as a RIC.”

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

The following table reflects the monthly cash distributions, including dividends and returns of capital per share that our Board has declared since January 1, 2014, including shares issued under our DRIP, on our common stock:

Record Dates	Payment Date	Distributions Declared
Year ended December 31, 2015
February 22, 2016	March 15, 2016	$0.115
January 21, 2016	February 17, 2016	0.115
December 18, 2015	January 15, 2016	0.115
November 19, 2015	December 15, 2015	0.115
October 20, 2015	November 16, 2015	0.115
September 18, 2015	October 15, 2015	0.115
August 19, 2015	September 15, 2015	0.115
July 20, 2014	August 14, 2015	0.115
June 18, 2015	July 15, 2015	0.115
May 20, 2015	June 15, 2015	0.115
April 20, 2015	May 15, 2015	0.115
March 20, 2015	April 15, 2015	0.115
Total		$1.380

Year ended December 31, 2014
February 19, 2015	March 16, 2015	$0.115
January 20, 2015	February 13, 2015	0.115
December 17, 2014	January 15, 2015	0.115
November 19, 2014	December 15, 2014	0.115
October 20, 2014	November 17, 2014	0.115
September 18, 2014	October 15, 2014	0.115
August 19, 2014	September 15, 2014	0.115
July 21, 2014	August 15, 2014	0.115
June 18, 2014	July 17, 2014	0.115
May 20, 2014	June 16, 2014	0.115
April 17, 2014	May 15, 2014	0.115
March 19, 2014	April 15, 2014	0.115
Total		$1.380

On March 3, 2016, our Board declared distributions as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
May 17, 2016	May 19, 2016	June 15, 2016	$0.115
April 18, 2016	April 20, 2016	May 16, 2016	$0.115
March 16, 2016	March 18, 2016	April 15, 2016	$0.115

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial-100 Index and the S&P BDC Index, for the period from October 29, 2010 (the date that our common stock was first listed on NASDAQ) through December 31, 2015. The graph assumes that, on October 29, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, the NASDAQ Financial-100 Index and the S&P BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected consolidated financial data of the Company as of December 31, 2015, 2014, 2013, 2012, and 2011, and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. These selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the years ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Total investment income	$31,110	$31,254	$33,643	$26,664	$24,054
Base management fee	4,747	4,648	5,353	4,208	4,192
Performance based incentive fee	3,501	2,112	3,318	2,847	3,013
All other expenses	9,212	13,962	11,605	7,382	6,127
Base management and performance based incentive fees waived	(346)	(345)	(144)	—	—
Net investment income before excise tax	13,996	10,877	13,511	12,227	10,722
Provision for excise tax	—	160	240	231	211
Net investment income	13,996	10,717	13,271	11,996	10,511
Net realized (loss) gain on investments	(1,650)	(3,576)	(7,509)	108	6,316
Provision for excise tax	—	—	—	—	129
Net unrealized (depreciation) appreciation on investments	(490)	8,289	(2,254)	(8,113)	(5,702)
Net increase in net assets resulting from operations	$11,856	$15,430	$3,508	$3,991	$10,996
Per Share Data:
Net asset value	$13.85	$14.36	$14.14	$15.15	$17.01
Net investment income	1.25	1.11	1.38	1.41	1.38
Net realized (loss) gain on investments	(0.15)	(0.37)	(0.78)	0.01	0.81
Net change in unrealized (depreciation) appreciation on investments	(0.04)	0.86	(0.23)	(0.95)	(0.75)
Net increase in net assets resulting from operations	1.06	1.60	0.37	0.47	1.44
Per share distributions declared	1.38	1.38	1.38	2.15	1.18
Dollar amount of distributions declared	$15,793	$13,282	$13,236	$18,777	$8,983
Statement of Assets and Liabilities Data at Period End:
Investments, at fair value	$250,267	$205,101	$221,284	$228,613	$178,013
Other assets	31,221	20,095	42,453	11,045	19,798
Total assets	281,488	225,196	263,737	239,658	197,811
Borrowings	115,546	81,753	122,343	89,020	64,571
Total liabilities	121,737	86,948	127,902	94,686	67,927
Total net assets	$159,751	$138,248	$135,835	$144,972	$129,884
Other data:
Weighted annualized yield on income producing investments at fair value	14.2%	15.3%	14.4%	14.2%	14.6%
Number of portfolio companies at period end:
Debt investments	52	50	49	45	38
Warrants investments	83	75	73	62	47
Equity investments	6	4	4	2	3

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

Forward-looking statements

This annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing debt investments and warrants;
•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our Advisor;
•	the impact of increased competition;
•	the impact of investments we intend to make and future acquisitions and divestitures;
•	the unfavorable resolution of legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	our regulatory structure and tax status;
•	our ability to qualify and maintain qualification as a RIC and as a BDC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;
•	the ability of our portfolio companies to achieve their objective;
•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
•	our contractual arrangements and relationships with third parties;
•	our ability to access capital and any future financings by us;
•	the ability of our Advisor to attract and retain highly talented professionals; and
•	the impact of changes to tax legislation and, generally, our tax position.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Item 1A – Risk Factors” and elsewhere in our annual report on Form 10-K.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including periodic reports on Form 10-Q and current reports on Form 8-K.

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

Our investment activities, and our day-to-day operations, are managed by our Advisor and supervised by our Board, of which a majority of the members are independent of us. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee and an incentive fee for its advisory services to us. We have also entered into the Administration Agreement with our Advisor under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Term loans	52	$242,167	96.8%	49	$189,127	92.2%
Revolving loans	—	—	—	1	10,053	4.9
Total loans	52	242,167	96.8	50	199,180	97.1
Warrants	83	6,645	2.6	75	4,603	2.2
Other investments	1	300	0.1	1	300	0.2
Equity	6	1,155	0.5	4	1,018	0.5
Total		$250,267	100.0%		$205,101	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Beginning portfolio	$205,101	$221,284
New debt investments	123,281	95,323
Principal payments received on investments	(27,016)	(42,830)
Early pay-offs	(47,624)	(66,675)
Accretion of debt investment fees	1,350	2,339
New debt investment fees	(1,147)	(1,392)
New equity	101	12
Sale of investments	(1,669)	(7,673)
Net realized loss on investments	(1,620)	(3,576)
Net (depreciation) appreciation on investments	(490)	8,289
Ending portfolio	$250,267	$205,101

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$36,005	14.9%	$21,253	10.7%
Medical Device	22,472	9.2	22,225	11.2
Technology
Communications	19,511	8.1	17,732	8.9
Consumer-Related	18,268	7.5	6,337	3.2
Materials	9,825	4.1	—	—
Networking	693	0.3	981	0.5
Power Management	2,456	1.0	—	—
Semiconductors	18,237	7.5	30,355	15.2
Software	59,664	24.6	53,583	26.9
Cleantech
Alternative Energy	2,849	1.2	8,009	4.0
Consumer-Related	—	—	396	0.2
Energy Efficiency	3,227	1.3	4,414	2.2
Waste Recycling	5,936	2.5	—	—
Healthcare Information and Services
Diagnostics	7,247	3.0	17,637	8.8
Other	8,236	3.4	6,946	3.5
Software	27,541	11.4	9,312	4.7
Total	$242,167	100.0%	$199,180	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 21% and 24% of total debt investments outstanding as of December 31, 2015 and 2014, respectively. No single debt investment represented more than 10% of our total debt investments as of December 31, 2015 or 2014.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2015 and 2014, our debt investments had a weighted average credit rating of 3.0 and 3.1, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	7	$23,603	9.8%	9	$44,082	22.1%
3	37	199,185	82.2	36	138,109	69.4
2	7	18,879	7.8	3	11,746	5.9
1	1	500	0.2	2	5,243	2.6
Total	52	$242,167	100.0%	50	$199,180	100.0%

As of December 31, 2015, there was one debt investment with an internal credit rating of 1, with a cost of $2.7 million and a fair value of $0.5 million. As of December 31, 2014, there were two debt investments with an internal credit rating of 1, with an aggregate cost of $5.4 million and an aggregate fair value of $5.2 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Total investment income	$31,110	$31,254	$33,643
Total net expenses	17,114	20,377	20,132
Net investment income before excise tax	13,996	10,877	13,511
Provision for excise tax	—	160	240
Net investment income	13,996	10,717	13,271
Net realized loss on investments	(1,650)	(3,576)	(7,509)
Net unrealized (depreciation) appreciation on investments	(490)	8,289	(2,254)
Net increase in net assets resulting from operations	$11,856	$15,430	$3,508
Average debt investments, at fair value	$219,848	$204,862	$233,045
Average borrowings outstanding	$87,976	$102,754	$115,562

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income remained flat at $31.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. For the year ended December 31, 2015, total investment income consisted primarily of $28.7 million in interest income from investments, which included $4.5 million in income from the accretion of origination fees and ETPs, and $2.5 million in income from fees. Interest income on investments remained flat at $28.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, as the increase in the average size of our investment portfolio of $15.0 million, or 7.3%, was offset by lower acceleration of fees and ETPs from prepayments. Other income, which includes prepayment fee income and fee income on debt investments, decreased by $0.2 million, or 6.0%, primarily due to a lower aggregate amount of principal prepayments for the year ended December 31, 2015.

Total investment income decreased by $2.4 million, or 7.1%, to $31.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. For the year ended December 31, 2014, total investment income consisted primarily of $28.6 million in interest income from investments, which included $6.0 million in income from the accretion of origination fees and ETPs, and $2.6 million of fee income. Interest income on investments decreased by $3.3 million, or 10.2%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Interest income on investments decreased primarily due to a decrease of $28.2 million, or 12.1%, in the average size of our investment portfolio. Other income, which includes prepayment fee income and fee income on debt investments, increased by $0.9 million, or 50.5% primarily due to a larger aggregate amount of principal prepayments for the year ended December 31, 2014.

For the years ended December 31, 2015, 2014 and 2013, our dollar-weighted annualized yield on average debt investments was 14.2%, 15.3% and 14.4%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 14%, 20% and 23% of investment income for the years ended December 31, 2015, 2014 and 2013, respectively.

Expenses

Total net expenses decreased by $3.3 million, or 16.0%, to $17.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Total net expenses increased by $0.2 million, or 1.2%, to $20.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Total expenses for each period consisted principally of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $3.0 million, or 33.9%, to $5.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings of $14.8 million, or 14.4%, along with a decrease in our effective cost of debt. Interest expense increased by $0.6 million, or 7.2%, to $8.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Interest expense increased primarily due to the acceleration of $1.1 million of unamortized debt issuance costs and a $0.8 million prepayment fee related to the termination of our Term Loan Facility, offset by a decrease in average borrowings of $12.8 million, or 11.1%.

Base management fee expense, net of waivers, remained flat at $4.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Base management fee expense remained flat primarily due to our Advisor’s waiver of base management fees of $0.3 million relating to the proceeds raised in the public offering of our common stock that closed on March 24, 2015, offset by an increase in our average gross assets of $6.4 million, or 2.6%. Base management fee expense decreased by $0.8 million, or 15.3%, to $4.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Base management fee expense decreased primarily due to (i) a decrease in average gross assets of $19.6 million, or 7.4%, (ii) our Advisor’s waiver of base management fees of $0.2 million, and (iii) as of July 1, 2014, the base management fee was calculated on gross assets less cash and cash equivalents.

As noted above, our Advisor agreed to waive its base management fee relating to the proceeds raised in the public offering of our common stock that closed on March 24, 2015, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeds distributions declared on shares of our common stock for the applicable quarter. During the year ended December 31, 2015, our Advisor waived $0.3 million of base management fees. As of December 31, 2015, condition (ii) above has been met, as our net investment income exceeded distributions declared for the quarters ended September 30, 2015 and December 31, 2015.

Performance based incentive fee expense, net of waivers, increased by $1.5 million, or 74.6%, to $3.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Performance based incentive fee expense increased primarily due to higher Pre-Incentive Fee Net Investment Income. Performance based incentive fee decreased by $1.3 million, or 39.6%, to $2.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Performance based incentive fee decreased primarily due to lower Pre-Incentive Fee Net Investment Income.

In 2015 and 2014, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2015 and 2014, the Company elected to carry forward taxable income in excess of current year distributions of $1.3 million and $4.0 million, respectively. At December 31, 2015, no excise tax payable was recorded. At December 31, 2014, an excise tax payable of $0.2 million was recorded.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the year ended December 31, 2015 decreased compared to the year ended December 31, 2014 due to decreased legal fees and other costs associated with certain non-accrual investments and other assets.

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

During the year ended December 31, 2015, we realized net losses totaling $1.7 million primarily due to the resolution of one debt investment partially offset by realized gains on the sale of warrants. The debt investment was settled for a net cash payment of $4.9 million, which resulted in a realized loss of $1.8 million and unrealized appreciation of $1.8 million. During the year ended December 31, 2014, we realized net losses totaling $3.6 million primarily due to the resolution of three debt investments which were partially offset by realized gains on the sale of equity received upon the exercise of warrants. As a result of the resolution of the three debt investments, we recognized $5.0 million of realized net losses and $7.6 million of unrealized appreciation. During the year ended December 31, 2013, we realized losses totaling $7.5 million primarily due to the resolution of two debt investments.

During the year ended December 31, 2015, net unrealized depreciation on investments totaled $0.5 million which was primarily due to the unrealized depreciation on one debt investment offset by the reversal of previously recorded unrealized depreciation on one debt investment that was settled during the period, described above. During the year ended December 31, 2014, net unrealized appreciation on investments totaled $8.3 million which was primarily due to the reversal of previously recorded unrealized depreciation on four debt investments. During the year ended December 31, 2013, net unrealized depreciation on investments totaled $2.3 million which was primarily due to the unrealized depreciation on debt investments offset by the reversal of previously recorded unrealized depreciation on debt investments that were settled in the period.

Liquidity and capital resources

As of December 31, 2015 and 2014, we had cash and investments in money market funds of $21.1 million and $8.4 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2015 and 2014, we had $1.1 million and $2.9 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes. Our primary sources of capital have been from our private and public equity offerings, use of our revolving credit facilities and issuance of our 2019 Notes and the Asset-Backed Notes.

On March 24, 2015, we completed a public offering of 2.0 million shares of common stock for net proceeds of $26.5 million, after deducting underwriting commission and discounts and other offering expenses, or the 2015 Offering. We generally used the net proceeds from this offering to make investments, to repurchase or pay down liabilities and for general corporate purposes.

On September 28, 2015, our Board authorized a stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of September 30, 2016 or the repurchase of $5.0 million of our common stock. During the quarter ended December 31, 2015, we repurchased 113,382 shares of our common stock at an average price of $11.53 on the open market for a total cost of $1.3 million.

At December 31, 2015 and 2014, the outstanding principal balance under the Key Facility was $68.0 million and $10.0 million, respectively. As of December 31, 2015 and 2014, we had borrowing capacity under the Key Facility of $2.0 million and $40.0 million, respectively. At December 31, 2015 and 2014, $2.0 million and $35.6 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $31.3 million for the year ended December 31, 2015, and our financing activities provided cash of $43.7 million for the same period. Our operating activities used cash primarily for investments made in portfolio companies, partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the 2015 Offering and advances on our Key Facility of $58.0 million, which was partially offset by cash used to pay down our Asset-Backed Notes, pay distributions to our stockholders and repurchase common stock under the stock repurchase program.

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

Current borrowings

The following table shows our borrowings as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$14,546	$14,546	$—	$38,753	$38,753	$—
Key Facility	70,000	68,000	2,000	50,000	10,000	40,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$117,546	$115,546	$2,000	$121,753	$81,753	$40,000

On November 4, 2013, through our wholly owned subsidiary, Credit II, we renewed and amended our revolving credit facility which, among other things, assigned all rights and obligations of Wells Fargo Capital Finance LLC under the facility to Key. On August 12, 2015, we further amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. Based on a LIBOR rate of 0.43% and 0.17% on December 31, 2015 and 2014, respectively, the interest rate was 4.00% as of December 31, 2015 and 2014.

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

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2015, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the NYSE under the symbol “HTF”.

We, through our wholly owned subsidiary, Horizon Credit III LLC, a Delaware limited liability company, entered into the Term Loan Facility, on August 23, 2012. The interest rate on the Term Loan Facility was based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00% and provided for a four-year drawing period. The Term Loan Facility contained customary covenants for a facility of its type. Effective June 17, 2014, we terminated the Term Loan Facility and a related loan and security agreement and other documents.

On June 28, 2013, we completed a $189.3 million securitization of secured loans which we originated. 2013-1 Trust, a wholly owned subsidiary of ours, issued the Asset-Backed Notes, which are rated A1(sf) by Moody’s Investors Service, Inc. We are the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018.

The Asset-Backed Notes were issued by 2013-1 Trust pursuant to a note purchase agreement, or the Note Purchase Agreement, dated as of June 28, 2013, by and among us, the Trust Depositor, as the Trust Depositor, 2013-1 Trust and Guggenheim Securities, LLC, or Guggenheim Securities, as initial purchaser, and are backed the Trust Loans made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The Trust Loans are serviced by us. In connection with the issuance and sale of the Asset-Backed Notes, we have made customary representations, warranties and covenants in the Note Purchase Agreement. The Asset-Backed Notes are secured obligations of 2013-1 Trust and are non-recourse to us.

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

As of December 31, 2015 and 2014, other assets were $2.8 million and $4.0 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2015:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$115,546	$4,962	$70,695	$39,889	$—
Unfunded commitments	10,000	10,000	—	—	—
Total	$125,546	$14,962	$70,695	$39,889	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2015, we had unfunded commitments of $10.0 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

In addition, in order to be eligible for the special tax treatment accorded to RICs and to avoid corporate level tax on the income and gains we distribute to our stockholders in any tax year, we are required under the Code to annually distribute as dividends to our stockholders out of assets legally available for distribution an amount generally at least equal to 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any. Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously paid no U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings for a fiscal year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Advisers Act. The investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2015, 2014 and 2013, we paid the Advisor $7.9 million, $6.4 million and $8.5 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations.

The predecessor of the Advisor has granted the Company a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor may manage other investment vehicles, or Advisor Funds, with the same investment strategy as us. The Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in such investments. Accordingly, we may apply for exemptive relief which would permit us to co-invest subject to certain conditions, including, without limitation, approval of such investments by both a majority of our directors who have no financial interest in such transaction and a majority of directors who are not interested persons of us as defined in the 1940 Act.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the years ended December 31, 2015 and 2014, we recognized as interest income interest payments of $0.2 million and $0.3 million, respectively, received from one portfolio company whose debt investment was on non-accrual status.

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

In connection with substantially all lending arrangements, we receive warrants to purchase shares of stock from the borrower. We record the warrants as assets at estimated fair value on the grant date using the Black-Scholes valuation model. We consider the warrants as loan fees and record them as unearned income on the grant date. The unearned income is recognized as interest income over the contractual life of the related debt investment in accordance with our income recognition policy. Subsequent to origination, the warrants are also measured at fair value using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on investments. Gains and losses from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains and losses on investments.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2015 and 2014.

Recently issued accounting standards

In April 2015, the FASB issued Accounting Standards Update, or ASU, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, containing new guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. We are evaluating the impact ASU 2015-03 will have on our consolidated financial position and disclosures.

In August 2015, the FASB issued ASU 2015-15, Interest Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, or ASU 2015-15, which addresses presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, omitted from ASU 2015-03. This update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are evaluating the impact ASU 2015-15 will have on our consolidated financial position and disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were at floating and fixed rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2015 and 2014, 93% and 64%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our December 31, 2015 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income), the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$5,386	$1,848	$3,538
Up 200 basis points	$3,982	$1,158	$2,824
Up 100 basis points	$2,075	$469	$1,606
Down 300 basis points	$(214)	$—	$(214)
Down 200 basis points	$(154)	$—	$(154)
Down 100 basis points	$(94)	$—	$(94)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2019 Notes and Asset-Backed Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision, subject to a floor of 0.75%, based on a LIBOR index which resets daily, and any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Because we currently fund, and expect to continue to fund, our investments with borrowings, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net income. In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which appears in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2015 and 2014, by correspondence with the custodian or borrower or by other appropriate auditing procedures where replies from the custodian or borrowers were not received. Our audits also involved performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Technology Finance Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2016 expressed an unqualified opinion on the effectiveness of Horizon Technology Finance Corporation and Subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

New York, New York

March 8, 2016

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited Horizon Technology Finance Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Horizon Technology Finance Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 8, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

New York, New York

March 8, 2016

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,
	2015	2014

Assets
Non-affiliate investments at fair value (cost of $255,494 and $209,838, respectively) (Note 4)	$250,267	$205,101
Investments in money market funds	285	27
Cash	20,765	8,417
Restricted investments in money market funds	1,091	2,906
Interest receivable	6,258	4,758
Other assets	2,822	3,987
Total assets	$281,488	$225,196

Liabilities
Borrowings (Note 6)	$115,546	$81,753
Distributions payable	3,980	3,322
Base management fee payable (Note 3)	385	356
Incentive fee payable (Note 3)	1,028	799
Other accrued expenses	798	718
Total liabilities	121,737	86,948

Commitments and Contingencies (Notes 7 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,648,594 and 9,628,124 issued and 11,535,212 and 9,628,124 shares outstanding as of December 31, 2015 and 2014, respectively	12	10
Paid-in capital in excess of par	179,707	155,240
Distributions in excess of net investment income	(2,006)	(1,102)
Net unrealized depreciation on investments	(5,227)	(4,737)
Net realized loss on investments	(12,735)	(11,163)
Total net assets	159,751	138,248
Total liabilities and net assets	$281,488	$225,196
Net asset value per common share	$13.85	$14.36

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Investment income
Interest income on non-affiliate investments	$28,650	$28,636	$31,904
Fee income on non-affiliate investments	2,460	2,618	1,739
Total investment income	31,110	31,254	33,643
Expenses
Interest expense	5,757	8,707	8,124
Base management fee (Note 3)	4,747	4,648	5,353
Performance based incentive fee (Note 3)	3,501	2,112	3,318
Administrative fee (Note 3)	1,124	1,113	1,169
Professional fees	1,308	3,074	1,464
General and administrative	1,023	1,068	848
Total expenses	17,460	20,722	20,276
Management and performance based incentive fees waived (Note 3)	(346)	(345)	(144)
Net expenses	17,114	20,377	20,132
Net investment income before excise tax	13,996	10,877	13,511
Provision for excise tax (Note 7)	—	160	240
Net investment income	13,996	10,717	13,271

Net realized and unrealized (loss) gain on investments
Net realized loss on investments	(1,650)	(3,576)	(7,509)
Net unrealized (depreciation) appreciation on investments	(490)	8,289	(2,254)

Net realized and unrealized (loss) gain on investments	(2,140)	4,713	(9,763)

Net increase in net assets resulting from operations	$11,856	$15,430	$3,508
Net investment income per common share	$1.25	$1.11	$1.38
Net increase in net assets per common share	$1.06	$1.60	$0.37
Distributions declared per share	$1.38	$1.38	$1.38
Weighted average shares outstanding	11,180,864	9,621,011	9,583,257

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Accumulated Undistributed (Distributions in Excess of) Net	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Investment Income	Investments	Investments	Assets
Balance at December 31, 2012	9,567,225	$10	$154,384	$1,428	$(10,772)	$(78)	$144,972
Net increase in net assets resulting from operations, net of excise tax	—	—	—	13,271	(2,254)	(7,509)	3,508
Issuance of common stock under dividend reinvestment plan	41,724	—	591	—	—	—	591
Distributions declared	—	—	—	(13,236)	—	—	(13,236)
Balance at December 31, 2013	9,608,949	10	154,975	1,463	(13,026)	(7,587)	135,835
Net increase in net assets resulting from operations, net of excise tax	—	—	—	10,717	8,289	(3,576)	15,430
Issuance of common stock under dividend reinvestment plan	19,175	—	265	—	—	—	265
Distributions declared	—	—	—	(13,282)	—	—	(13,282)
Balance at December 31, 2014	9,628,124	10	155,240	(1,102)	(4,737)	(11,163)	138,248
Issuance of common stock, net of offering costs	2,000,000	2	26,504	—	—	—	26,506
Net increase in net assets resulting from operations, net of excise tax	—	—	—	13,996	(490)	(1,650)	11,856
Issuance of common stock under dividend reinvestment plan	20,470	—	247	—	—	—	247
Repurchase of common stock	(113,382)	—	(1,313)	—	—	—	(1,313)
Distributions declared	—	—	—	(15,793)	—	—	(15,793)
Reclassification of permanent tax differences (Note 2)	—	—	(971)	893	—	78	—
Balance at December 31, 2015	11,535,212	$12	$179,707	$(2,006)	$(5,227)	$(12,735)	$159,751

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,856	$15,430	$3,508
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	911	2,682	1,484
Net realized loss on investments	1,650	3,576	7,299
Net unrealized depreciation (appreciation) on investments	490	(8,289)	2,254
Purchase of investments	(123,281)	(95,335)	(88,362)
Principal payments received on investments	74,640	109,505	87,497
Proceeds from sale of investments	1,669	7,673	200
Changes in assets and liabilities:
Net (increase) decrease in investments in money market funds	(258)	1,161	1,372
Net decrease (increase) in restricted investments in money market funds	1,815	3,045	(5,951)
(Increase) decrease in interest receivable	(199)	89	237
Increase in end-of-term payments	(1,301)	(607)	(1,666)
Decrease in unearned income	(203)	(947)	(1,559)
Decrease (increase) in other assets	634	(936)	307
Decrease in other accrued expenses	(11)	(235)	(155)
Increase (decrease) in base management fee payable	29	(83)	37
Increase (decrease) in incentive fee payable	229	(53)	(3)
Net cash (used in) provided by operating activities	(31,330)	36,676	6,499
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	26,506	—	—
Proceeds from issuance of Asset-Backed Notes	—	—	90,000
Repayment of Asset-Backed Notes	(24,207)	(40,590)	(10,657)
Advances on credit facilities	58,000	—	—
Distributions paid	(14,888)	(13,010)	(12,632)
Repurchase of common stock	(1,313)	—	—
Net decrease in borrowings	—	—	(46,020)
Debt issuance costs	(420)	—	(2,897)
Net cash provided by (used in) financing activities	43,678	(53,600)	17,794
Net increase (decrease) in cash	12,348	(16,924)	24,293
Cash:
Beginning of period	8,417	25,341	1,048
End of period	$20,765	$8,417	$25,341
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,733	$6,156	$6,707
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$870	$835	$704
Distributions payable	$3,980	$3,322	$3,315
End of term payments receivable	$5,086	$3,785	$3,178

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — 151.6% (8)
Debt Investments — Life Science — 36.6% (8)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	$5,000	$4,944	$4,944
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
		Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	5,000	4,954	4,954
		Ceiling 10.75%), 5.00% ETP, Due 3/1/19)
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,301	1,293	1,293
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	434	431	431
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,987	1,987
		10.50%), 6.10% ETP, Due 3/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	6,265	6,190	6,190
		10.00%), 4.00% ETP, Due 4/1/19)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,939	4,939
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,937	4,937
		9.00%), 5.00% ETP, Due 8/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.00%; Floor	1,555	1,550	1,550
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	945	940	940
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	2,500	2,481	2,481
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 4.65% ETP, Due 10/1/16)	545	544	544
		Term Loan (9.00% cash, 4.65% ETP, Due 10/1/16)	818	815	815
IntegenX Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,750	3,703	3,703
		10.75%; Ceiling 12.75%), 3.50% ETP, Due 7/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.50% cash (Libor + 10.50%; Floor	3,500	3,454	3,333
		11.50%), 5.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.06% cash (Libor + 11.82%), 4.00% ETP,	2,850	2,826	2,738
		Due 7/1/17)
		Term Loan (12.06% cash (Libor + 11.82%), 4.00% ETP,	2,850	2,826	2,738
		Due 7/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.25% cash (Libor + 8.75%; Floor	5,000	4,943	4,943
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (9.25% cash (Libor + 8.75%; Floor	2,500	2,464	2,464
		9.25%), 4.50% ETP, Due 3/1/19)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	2,063	2,053	2,053
		Due 9/1/16)
ZetrOZ, Inc. (2)(11)	Medical Device	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,350	1,330	250
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,350	1,326	250
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
Total Debt Investments — Life Science				60,930	58,477
Debt Investments — Technology — 80.5% (8)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	704	700	700
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	235	233	233
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,977	4,977
		11.50%; Ceiling 13.00%), 3.40% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,977	4,977
		11.50%; Ceiling 13.00%), 3.40% ETP, Due 7/1/18)
		Term Loan (12.00% cash, 100.0% ETP, Due 7/1/16)	1,000	1,000	1,000
		Term Loan (12.00% cash, 100.0% ETP, Due 7/1/16)	500	500	500
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, (Libor + 10.25%; Floor	4,104	4,089	4,089
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,052	2,043	2,043
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	1,000	992	992
		10.75%), 5.00% ETP, Due 11/1/18)
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,470	2,470

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)
		Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,464	2,464
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 1/1/19)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,467	1,445	1,445
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 11/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	833	816	816
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 2/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	900	886	886
		11.00%; Ceiling 12.50%), 2.0% ETP, Due 4/1/18)
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	7,500	7,276	7,276
		11.00%), 3.0% ETP, Due 10/1/19)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (10.90% cash (Libor + 10.40%; Floor	3,000	2,911	2,911
		10.90%), 3.0% ETP, Due 6/1/19)
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.00% cash (Libor + 9.50%; Floor	5,000	4,915	4,915
		10.00%), 5.0% ETP, Due 7/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	2,500	2,458	2,458
		10.00%), 5.0% ETP, Due 7/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	2,500	2,452	2,452
		10.00%), 5.0% ETP, Due 1/1/20)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	701	693	693
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (11.20% cash (Libor + 10.70%; Floor	2,500	2,456	2,456
		11.20%), 3.0% ETP, Due 3/1/19)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,565	1,561	1,561
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,003	1,997	1,997
		Ceiling 11.75%) ,2.40% ETP, Due 10/1/18)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,202	2,157	2,157
		Ceiling 11.75%), 2.00% ETP, Due 2/1/19)
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.00% cash (Libor + 11.50%; Floor	2,380	2,345	2,242
		12.00%; Ceiling 14.00%), 2.00% ETP, Due 4/1/18)
		Term Loan (12.00% cash (Libor + 11.50%; Floor	850	835	798
		12.00%; Ceiling 14.00%), 2.0% ETP, Due 10/1/18)
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	1,646	1,645	1,645
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	951	926	926
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%),	833	828	828
		4.50% ETP, Due 12/1/18)
		Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%),	833	827	827
		4.50% ETP, Due 12/1/18)
Xtera Communications, Inc. (2)(5)	Semiconductors	Term Loan (12.50% cash, 15.65% ETP, Due 12/31/16)	4,157	4,114	4,114
		Term Loan (12.50% cash, 21.75% ETP, Due 12/31/16)	1,155	1,142	1,142
Bridge2 Solutions, Inc.	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,000	3,966	3,966
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 7/1/19)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	1,000	995	995
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 1/1/20)
Crowdstar, Inc. (2)	Software	Term Loan (10.75% cash (Libor + 10.25%; Floor	1,939	1,915	1,915
		10.75%), 3.00% ETP, Due 9/1/18)
Decisyon, Inc. (2)	Software	Term Loan (12.69% cash (Libor + 12.308%; Floor	1,603	1,599	1,514
		12.50%), 6.50% ETP, Due 10/1/17)
		Term Loan (12.69% cash (Libor + 12.308%; Floor	853	847	802
		12.50%), 6.50% ETP, Due 1/1/18)
Digital Signal Corporation	Software	Term Loan (10.54% cash (Libor + 10.25%; Floor	1,500	1,421	1,421
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.54% cash (Libor + 10.25%; Floor	1,500	1,457	1,457
		10.43%), 5.00% ETP, Due 7/1/19)
Education Elements, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,967	1,967
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	1,500	1,470	1,470
		10.50%), 4.00% ETP, Due 8/1/19)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(In thousands)

Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Principal Amount	Cost of Investments (6)	Fair Value
Netuitive, Inc. (2)	Software	Term Loan (12.75% cash, Due 7/1/16)	1,000	998	998
ScoreBig, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,449	3,449
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,449	3,449
		10.50%), 4.00% ETP, Due 4/1/19)
SIGNiX, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,953	2,953
		11.50%), Due 7/1/18)
SilkRoad Technology, Inc. (2)	Software	Term Loan (10.85% cash (Libor + 10.35%; Floor	7,500	7,436	7,436
		10.85%; Ceiling 12.85%), 3.00% ETP, Due 6/1/19)
Skyword, Inc.	Software	Term Loan (11.45% cash (Libor + 10.95%; Floor	4,000	3,900	3,900
		11.45%), 3.00% ETP, Due 8/1/19)
Social Intelligence Corp. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,091	1,076	1,067
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
SpringCM, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,500	4,450	4,450
		11.50%; Ceiling 13.00%), 2.00% ETP, Due 1/1/18)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash (Libor + 11.15%; Floor	5,200	5,168	5,168
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.65% cash (Libor + 11.15%; Floor	4,667	4,633	4,633
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,900	1,887	1,887
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (13.00% cash, 7.58% ETP, Due 12/1/17)	2,810	2,810	2,810
xTech Holdings, Inc. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,957	1,957
		11.00%), 3.00% ETP, Due 4/1/19)
Total Debt Investments — Technology				128,933	128,654
Debt Investments — Cleantech — 7.5% (8)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	173	173	173
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	173	173	173
		Term Loan (10.25% cash, Due 10/1/16)	1,667	1,663	1,663
Semprius, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 5.00% ETP, Due 6/1/16)	860	840	840
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.80% cash, 4.25% ETP, Due 6/1/17)	2,430	2,314	2,314
		Term Loan (11.80% cash, 4.25% ETP, Due 1/1/18)	947	913	913
Lehigh Technologies, Inc. (2)	Waste Recycling	Term Loan (9.96% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,961	2,961
		Due 8/1/19)
		Term Loan (9.96% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,975	2,975
		Due 8/1/19)
Total Debt Investments — Cleantech				12,012	12,012
Debt Investments — Healthcare information and services — 27.0% (8)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%)	5,000	4,881	4,881
		4.50% ETP, Due 10/1/18)
LifePrint Group, Inc. (2)	Diagnostics	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,400	2,366	2,366
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 1/1/18)
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,500	3,494	3,494
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,500	3,494	3,494
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	1,250	1,248	1,248
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
Innovatient Solutions, Inc. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	977	977
		11.00%, Ceiling 13.00%); 4.00% ETP, Due 7/1/18)
MedAvante, Inc. (2)	Software	Term Loan (9.75% cash (Libor + 9.25%; Floor	3,000	2,957	2,957
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.75% cash (Libor + 9.25%; Floor	3,000	2,957	2,957
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.75% cash (Libor + 9.25%; Floor	4,000	3,934	3,934
		9.75%), 4.00% ETP, Due 7/1/19)
Medsphere Systems Corporation (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	5,000	4,921	4,921
		10.50%), 7.00% ETP, Due 7/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,461	2,461
		10.50%), 7.00% ETP, Due 7/1/19)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(In thousands)

Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Principal Amount	Cost of Investments (6)	Fair Value
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,384	1,380	1,380
		11.50%), 6.60% ETP, Due 12/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	2,500	2,494	2,494
		11.00%), 4.50% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,495	2,495
		10.50%), 2.75% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,000	2,965	2,965
		10.50%), 2.50% ETP, Due 1/1/19)
Total Debt Investments — Healthcare information and services				43,024	43,024
Total Debt Investments				244,899	242,167
Warrant Investments — 4.2% (8)
Warrants — Life Science — 0.8% (8)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants		83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	33,112 Common Stock Warrants		33	—
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants		15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	28,204 Preferred Stock Warrants		17	149
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	103,982 Preferred Stock Warrants		88	178
Nivalis Theraputics, Inc. (5)	Biotechnology	18,534 Common Stock Warrants		122	—
Ocera Therapeutics, Inc. (2)(5)	Biotechnology	6,460 Common Stock Warrants		6	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants		51	16
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants		68	684
Sample6, Inc. (2)	Biotechnology	351,018 Preferred Stock Warrants		45	40
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	12,302 Common Stock Warrants		5	—
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants		24	30
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants		144	41
EnteroMedics, Inc. (5)	Medical Device	141,025 Common Stock Warrants		347	—
IntegenX, Inc. (2)	Medical Device	158,006 Preferred Stock Warrants		33	25
Lantos Technologies, Inc. (2)	Medical Device	1,287,817 Preferred Stock Warrants		38	43
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants		26	41
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants		52	38
NinePoint Medical, Inc. (2)	Medical Device	566,038 Preferred Stock Warrants		33	34
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants		78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants		15	12
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants		13	—
ZetrOZ, Inc. (2)	Medical Device	475,561 Preferred Stock Warrants		25	—
Total Warrants — Life Science				1,361	1,331
Warrants — Technology — 2.6% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants		33	19
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants		89	—
Overture Networks, Inc.	Communications	385,617 Preferred Stock Warrants		55	386
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants		32	27
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants		69	1
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	634
If(we), Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants		27	62
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants		164	165
SavingStar, Inc. (2)	Consumer-related Technologies	79,088 Preferred Stock Warrants		48	49
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants		22	19
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants		63	69
The NanoSteel Company, Inc. (2)	Materials	147,424 Preferred Stock Warrants		93	95
IntelePeer, Inc.	Networking	141,549 Common Stock Warrants		39	27
Nanocomp Technologies, Inc. (2)	Networking	272,728 Preferred Stock Warrants		25	20
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants		7	57
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants		27	28
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants		101	45
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants		25	29
InVisage Technologies, Inc. (2)	Semiconductors	185,790 Preferred Stock Warrants		48	47
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants		59	65
Luxtera, Inc.(2)	Semiconductors	2,304,667 Preferred Stock Warrants		48	103
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants		80	102

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(In thousands)

Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Cost of Investments (6)	Fair Value
Xtera Communications, Inc. (5)	Semiconductors	37,831 Preferred Stock Warrants	206	—
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants	113	119
Bridge2 Solutions, Inc.	Software	1,769 Common Stock Warrants	18	688
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	14	82
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	14	14
Decisyon, Inc. (2)	Software	2,526,909 Common Stock Warrants	46	—
Digital Signal Corporation	Software	85,308 Common Stock Warrants	32	32
Education Elements, Inc. (2)	Software	238,122 Preferred Stock Warrants	28	29
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	22	271
Lytx, Inc.	Software	71,639 Preferred Stock Warrants	20	121
Netuitive, Inc.	Software	41,569 Common Stock Warrants	48	—
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	13	12
ScoreBig, Inc. (2)	Software	481,198 Preferred Stock Warrants	55	57
SIGNiX, Inc. (2)	Software	63,365 Preferred Stock Warrants	48	49
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	48
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	54
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	242	524
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	—
xTech Holdings, Inc. (2)	Software	111,111 Preferred Stock Warrants	30	32
Total Warrants — Technology			2,316	4,181
Warrants — Cleantech — 0.2% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	68	68
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	25	21
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	32
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	100	111
Lehigh Technologies, Inc. (2)	Waste Recycling	272,727 Preferred Stock Warrants	32	34
Total Warrants — Cleantech			269	266
Warrants — Healthcare information and services — 0.6% (8)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	108	63
BioScale, Inc. (2)	Diagnostics	315,618 Common Stock Warrants	54	—
Candescent Health, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	378	—
Helomics Corporation	Diagnostics	13,461Common Stock Warrants	73	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	2,492,523 Common Stock Warrants	112	2
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	24
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	43	167
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	36
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	74	65
Innovatient Solutions, Inc. (2)	Software	157,895 Preferred Stock Warrants	35	35
MedAvante, Inc. (2)	Software	114,285 Preferred Stock Warrants	66	68
Medsphere Systems Corporation (2)	Software	7,097,791 Preferred Stock Warrants	60	210
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	197
Total Warrants — Healthcare information and services			1,227	867
Total Warrants			5,173	6,645

Other Investments — 0.2% (8)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,422	300
Total Other Investments			4,422	300
Equity — 0.7% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	238	603
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	73	166
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	83	70
Overture Networks Inc.	Communications	772,382 Common Stock	482	—
SnagAJob.com, Inc.	Consumer-related Technologies	151,655 Common Stock	23	215
Decisyon, Inc.	Technology	2,301,717 Common Stock	101	101
Total Equity			1,000	1,155
Total Portfolio Investment Assets — 156.7% (8)			$255,494	$250,267

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(In thousands)

Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Cost of Investments (6)	Fair Value
Short Term Investments — Money Market Funds — 0.2% (8)
US Bank Money Market Deposit Account			$285	$285
Total Short Term Investments — Money Market Funds			$285	$285
Short Term Investments — Restricted Investments— 0.7% (8)
US Bank Money Market Deposit Account (2)			$1,091	$1,091
Total Short Term Investments — Restricted Investments			$1,091	$1,091

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility or the 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2015 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) as of December 31, 2015. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment is on non-accrual status at December 31, 2015.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
Debt Investments — 144.1% (9)
Debt Investments — Life Science — 31.4% (9)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.25% cash (Libor + 8.75%; Floor	$5,000	$4,872	$4,872
		9.25%; Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
Inotek Pharmaceuticals Corporation (2)	Biotechnology	Term Loan (11.00% cash, 3.00% ETP, Due 10/1/16)	2,795	2,777	2,777
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,301	1,292	1,292
		11.50%), 6.50% ETP, Due 11/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	434	431	431
		11.50%), 6.50% ETP, Due 11/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,967	1,967
		10.50%), 4.00% ETP, Due 7/1/18)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,919	4,919
		9.00%), 5.00% ETP, Due 1/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.00%; Floor	1,555	1,548	1,548
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	945	912	912
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 3.75% ETP, Due 10/1/15)	677	675	675
		Term Loan (9.00% cash, 3.75% ETP, Due 10/1/15)	1,016	1,008	1,008
Xcovery Holding Company, LLC (2)	Biotechnology	Term Loan (12.50% cash, Due 8/1/15)	292	292	292
		Term Loan (12.50% cash, Due 8/1/15)	459	459	459
		Term Loan (12.50% cash, Due 10/1/15)	101	101	101
AccuVein Inc. (2)	Medical Device	Term Loan (10.40% cash (Libor + 9.90%; Floor	4,000	3,956	3,956
		10.40%; Ceiling 11.90%), 5.00% ETP, Due 2/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	1,000	981	981
		10.00%; Ceiling 12.50%), 4.00% ETP, Due 7/1/18)
IntegenX Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,750	3,685	3,685
		10.75%; Ceiling 12.75%), 3.50% ETP, Due 7/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,449	3,449
		10.50%; Ceiling 12.00%), 3.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,969	2,969
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	3,000	2,969	2,969
		10.75%; Ceiling 12.75%), 4.00% ETP, Due 7/1/17)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50%	2,813	2,789	2,789
		ETP, Due 9/1/16)
ZetrOZ, Inc. (2)	Medical Device	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,427	1,427
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
Total Debt Investments — Life Science				43,478	43,478
Debt Investments — Technology — 78.9% (9)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	1,279	1,267	1,267
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	426	422	422
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,967	4,967
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,967	4,967
		11.50%; Ceiling 13.00%), 2.5% ETP, Due 7/1/18)
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, (Libor + 10.25%; Floor	4,104	4,071	4,071
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,052	2,038	2,038
		10.75%), 5.75% ETP, Due 12/1/17)
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,417	2,417
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,966	1,966
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 11/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	974	974
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 2/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,000	980	980
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 4/1/18)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	1,000	981	981
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor	1,983	1,972	1,972
		10.00%; Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor	2,246	2,179	2,179

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

 Consolidated Schedule of Investments

December 31, 2014

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Amount	Investments (6)	Value
		10.00%; Ceiling 11.75%), 2.40% ETP, Due 10/1/18)
eASIC Corporation (2)	Semiconductors	Term Loan (11.00% cash, 2.50% ETP, Due 4/1/17)	2,000	1,982	1,982
		Term Loan (10.75% cash, 2.50% ETP, Due 4/1/18)	2,000	1,983	1,983
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.00% cash (Libor + 11.50%; Floor	2,550	2,469	2,469
		12.00%; Ceiling 14.00%), 2.00% ETP, Due 4/1/18)
Kaminario, Inc. (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	2,275	2,255	2,255
		Term Loan (10.50% cash, 2.50% ETP, Due 11/1/16)	2,275	2,255	2,255
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash, 13.00% ETP, Due 7/1/17)	2,632	2,590	2,590
		Term Loan (10.25% cash, 13.00% ETP, Due 7/1/17)	1,469	1,462	1,462
NexPlanar Corporation (2)	Semiconductors	Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	2,368	2,352	2,352
		Term Loan (10.50% cash, 2.50% ETP, Due 12/1/16)	1,579	1,564	1,564
Xtera Communications, Inc. (2)	Semiconductors	Term Loan (11.50% cash, 15.65% ETP, Due 12/31/16)	5,846	5,708	5,708
		Term Loan (11.50% cash, 21.75% ETP, Due 12/31/16)	1,624	1,584	1,584
Courion Corporation (2)	Software	Term Loan (11.45% cash, Due 10/1/15)	1,279	1,277	1,277
		Term Loan (11.45% cash, Due 10/1/15)	1,279	1,277	1,277
Crowdstar, Inc. (2)	Software	Term Loan (10.75% cash (Libor + 10.25%; Floor	2,000	1,956	1,956
		10.75%), 3.00% ETP, Due 9/1/18)
Decisyon, Inc. (2)	Software	Term Loan (11.65% cash, 5.00% ETP, Due 9/1/16)	2,919	2,899	2,899
		Term Loan (11.65% cash, 5.00% ETP, Due 11/1/17)	1,000	986	986
Lotame Solutions, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,410	3,390	3,390
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	1,500	1,491	1,491
		11.50%), 5.25% ETP, Due 9/1/17)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	2,100	2,070	2,070
		11.50%), 3.00% ETP, Due 4/1/18)
Netuitive, Inc. (2)	Software	Term Loan (12.75% cash, Due 7/1/16)	1,717	1,707	1,707
Raydiance, Inc. (2)	Software	Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	3,490	3,468	3,468
		Term Loan (11.50% cash, 2.75% ETP, Due 9/1/16)	698	688	688
		Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,955	2,955
		11.50%; Ceiling 13.50%), 2.75% ETP, Due 2/1/18)
Razorsight Corporation (2)	Software	Term Loan (11.75% cash, 3.00% ETP, Due 11/1/16)	1,142	1,132	1,132
		Term Loan (11.75% cash, 3.00% ETP, Due 8/1/16)	1,000	990	990
		Term Loan (11.75% cash, 3.00% ETP, Due 7/1/17)	1,000	988	988
SIGNiX, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,902	2,902
		11.50%), Due 7/1/18)
Social Intelligence Corp. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,500	1,477	1,477
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
SpringCM, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,500	4,412	4,412
		11.50%; Ceiling 13.00%), 2.00% ETP, Due 1/1/18)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash (Libor + 11.15%; Floor	6,000	5,954	5,954
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.65% cash (Libor + 11.15%; Floor	5,000	4,952	4,952
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,979	2,979
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (11.00% cash, 7.58% ETP, Due 4/1/15)	3,000	2,993	2,993
Visage Mobile, Inc. (2)	Software	Term Loan (12.00% cash, 3.50% ETP, Due 9/1/16)	645	640	640
Total Debt Investments — Technology				108,988	108,988
Debt Investments — Cleantech — 9.3% (9)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	1,148	1,145	1,145
		Term Loan (10.25% cash, 3.00% ETP, Due 2/1/16)	1,148	1,145	1,145
		Term Loan (10.25% cash, Due 10/1/16)	3,488	3,469	3,469
Semprius, Inc. (2)(8)	Alternative Energy	Term Loan (10.25% cash, 2.50% ETP, Due 6/1/16)	2,432	2,432	2,250
Aurora Algae, Inc. (2)	Consumer-related Technologies	Term Loan (10.50% cash, 2.00% ETP, Due 5/1/15)	397	396	396
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.80% cash, Due 1/1/17)	2,670	2,643	2,643
		Term Loan (11.80% cash, Due 9/1/17)	1,000	986	986
Tigo Energy, Inc. (2)	Energy Efficiency	Term Loan (13.00% cash, 3.16% ETP, Due 6/1/15)	786	785	785
Total Debt Investments — Cleantech				13,001	12,819
Debt Investments — Healthcare information and services — 24.5% (9)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%)	5,000	4,837	4,837
		4.50% ETP, Due 10/1/18)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

 Consolidated Schedule of Investments

December 31, 2014

(In thousands)

Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Principal Amount	Cost of Investments (6)	Fair Value
LifePrint Group, Inc. (2)	Diagnostics	Term Loan (11.00% cash (Libor + 10.50%; Floor	3,000	2,949	2,747
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 1/1/18)
Radisphere National Radiology Group, Inc. (2)	Diagnostics	Revolver (11.25% cash (Prime + 8.00%),	10,092	10,053	10,053
		Due 10/1/15)
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,473	3,473
		Term Loan (12.00% cash, 4.00% ETP, Due 4/1/17)	3,500	3,473	3,473
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,384	1,379	1,379
		11.50%), 6.60% ETP, Due 12/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	2,500	2,490	2,490
		11.00%), 4.50% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,490	2,490
		10.50%), 2.75% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,000	2,953	2,953
		10.50%), 2.50% ETP, Due 1/1/19)
Total Debt Investments — Healthcare information and services				34,097	33,895
Total Debt Investments				199,564	199,180
Warrant Investments — 3.4% (9)
Warrants — Life Science — 0.6% (9)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants		83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	16,556 Common Stock Warrants		33	31
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants		15	—
Inotek Pharmaceuticals Corporation	Biotechnology	33,762 Preferred Stock Warrants		17	15
N30 Pharmaceuticals, Inc.	Biotechnology	53,550 Common Stock Warrants		122	—
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	55,347 Preferred Stock Warrants		42	136
Palatin Technologies, Inc. (2)(5)	Biotechnology	333,333 Common Stock Warrants		31	31
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants		68	120
Sample6, Inc. (2)	Biotechnology	351,018 Preferred Stock Warrants		45	39
Supernus Pharmaceuticals, Inc. (2)(5)	Biotechnology	42,083 Common Stock Warrants		93	165
Tranzyme, Inc. (2)(5)	Biotechnology	6,460 Common Stock Warrants		6	—
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants		24	29
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants		144	40
EnteroMedics, Inc. (5)	Medical Device	141,026 Common Stock Warrants		347	—
IntegenX, Inc. (2)	Medical Device	158,006 Preferred Stock Warrants		33	31
Lantos Technologies, Inc. (2)	Medical Device	858,545 Preferred Stock Warrants		24	23
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants		26	40
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants		52	37
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants		78	—
Tengion, Inc. (2)(5)	Medical Device	1,864,876 Common Stock Warrants		123	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants		15	13
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants		13	—
ZetrOZ, Inc. (2)	Medical Device	475,561 Preferred Stock Warrants		25	24
Total Warrants — Life Science				1,459	774
Warrants — Technology — 2.2% (9)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants		33	19
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants		89	—
Overture Networks, Inc.	Communications	385,617 Preferred Stock Warrants		56	—
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants		33	33
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants		69	179
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	312
SnagAJob.com, Inc.	Consumer-related Technologies	365,396 Preferred Stock Warrants		23	305
Tagged, Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants		26	62
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants		22	18
Cartera Commerce, Inc.	Internet and media	90,909 Preferred Stock Warrants		16	159
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants		63	29
IntelePeer, Inc.	Networking	141,549 Preferred Stock Warrants		39	33
Nanocomp Technologies, Inc. (2)	Networking	272,728 Preferred Stock Warrants		25	24
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants		7	56
Avalanche Technology, Inc. (2)	Semiconductors	352,828 Preferred Stock Warrants		101	98
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants		25	28
InVisage Technologies, Inc. (2)	Semiconductors	165,147 Preferred Stock Warrants		43	41

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

 Consolidated Schedule of Investments

December 31, 2014

(In thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Investments (6)	Value
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	59	64
Luxtera, Inc.	Semiconductors	2,087,766 Preferred Stock Warrants	43	105
NexPlanar Corporation	Semiconductors	216,001 Preferred Stock Warrants	36	56
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants	80	77
Xtera Communications, Inc.	Semiconductors	983,607 Preferred Stock Warrants	206	—
Bolt Solutions, Inc. (2)	Software	202,892 Preferred Stock Warrants	113	118
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	14	104
Courion Corporation	Software	772,543 Preferred Stock Warrants	107	—
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	14	14
Decisyon, Inc. (2)	Software	457,876 Preferred Stock Warrants	46	28
DriveCam, Inc.	Software	71,639 Preferred Stock Warrants	20	121
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	23	160
Netuitive, Inc.	Software	41,569 Preferred Stock Warrants	48	—
Raydiance, Inc. (2)	Software	1,051,120 Preferred Stock Warrants	71	67
Razorsight Corporation (2)	Software	259,404 Preferred Stock Warrants	43	44
SIGNiX, Inc. (2)	Software	63,365 Preferred Stock Warrants	48	48
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	13	12
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	53
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	242	536
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	17
Total Warrants — Technology			2,061	3,020
Warrants — Cleantech — 0.1% (9)
Renmatix, Inc.	Alternative Energy	52,296 Preferred Stock Warrants	67	67
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	25	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	40
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	99	33
Total Warrants — Cleantech			235	140
Warrants — Healthcare information and services — 0.5% (9)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	107	63
BioScale, Inc. (2)	Diagnostics	315,618 Preferred Stock Warrants	55	—
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	29
Interleukin Genetics, Inc. (2)(5)	Diagnostics	2,492,523 Common Stock Warrants	112	112
Helomics Corporation	Diagnostics	13,461 Preferred Stock Warrants	73	—
Radisphere National Radiology Group, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	378	—
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	44	141
Talyst, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	52
Watermark Medical, Inc.	Other Healthcare	12,216 Preferred Stock Warrants	67	62
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	210
Total Warrants — Healthcare information and services			1,060	669
Total Warrants			4,815	4,603

Other Investments — 0.2% (9)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,582	300
Total Other Investments			4,582	300
Equity — 0.7% (9)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	239	514
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	73	82
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	83	200
Overture Networks Inc.	Communications	386,191 Common Stock	482	222
Total Equity			877	1,018
Total Portfolio Investment Assets — 148.4% (9)			$209,838	$205,101

Short Term Investments — Money Market Funds — 0.0% (9)
US Bank Money Market Deposit Account			$27	$27
Total Short Term Investments — Money Market Funds			$27	$27

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(In thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(10)(11)	Investments (6)	Value
Short Term Investments — Restricted Investments— 2.1% (9)
US Bank Money Market Deposit Account (2)			$2,906	$2,906
Total Short Term Investments — Restricted Investments			$2,906	$2,906

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility or 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETP and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2014 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Debt investment is on non-accrual status at December 31, 2014, and interest payments received were recognized as income on a cash basis.

(9)	Value as a percent of net assets.

(10)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act as of December 31, 2014. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

Horizon Credit I LLC (“Credit I”) was formed as a Delaware limited liability company on January 23, 2008, with CHF as its sole equity member. Credit I was a separate legal entity from the Company and CHF. Credit I has been dissolved as of December 31, 2015.

Horizon Credit II LLC (“Credit II”) was formed as a Delaware limited liability company on June 28, 2011, with the Company as its sole equity member. Credit II is a special purpose bankruptcy remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit II are not available to creditors of the Company or any other entity other than Credit II’s lenders.

Horizon Credit III LLC (“Credit III”) was formed as a Delaware limited liability company on May 30, 2012, with the Company as the sole equity member. Credit III was a special purpose bankruptcy remote entity and was a separate legal entity from the Company. Credit III has been dissolved as of December 31, 2015.

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

The Company has also established an additional wholly owned subsidiary, which is structured as a Delaware limited liability company, to hold the assets of a portfolio company acquired in connection with foreclosure or bankruptcy, which is a separate legal entity from the Company.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On March 24, 2015, the Company completed a public offering of 2,000,000 shares of its common stock at a public offering price of $13.95 per share, for total net proceeds to the Company of $26.5 million, after deducting underwriting commission and discounts and other offering expenses (the “2015 Offering”).

Note 2.  Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X under the Securities Act of 1933, as amended (“Regulation S-X”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2015, there was one investment on non-accrual status with a cost of $2.7 million and a fair value of $0.5 million. As of December 31, 2014, there was one investment on non-accrual status with a cost of $2.4 million and a fair value of $2.3 million. For the years ended December 31, 2015 and 2014, we recognized interest income payments of $0.2 million and $0.3 million, respectively, received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an end-of-term payment (“ETP”), that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2015, 2014 and 2013 was 7.1%, 6.5% and 7.4%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. Debt issuance costs are recognized as assets and are amortized as interest expense over the term of the related debt financing. The unamortized balance of debt issuance costs as of December 31, 2015 and 2014, included in other assets, was $1.9 million and $2.4 million, respectively. The accumulated amortization balances as of December 31, 2015 and 2014 were $3.9 million and $3.0 million, respectively. The amortization expense for the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $2.7 million and $1.5 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946-205-45-3 of the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2015, the Company reclassified $1.0 million to paid-in capital from distributions in excess of net investment income of $0.9 million and net realized loss on investments of $0.1 million, which related to excise taxes paid in prior years.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended December 31, 2015, there was no U.S. federal excise tax recorded. For each of the years ended December 31, 2014 and 2013, $0.2 million was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2015 and 2014. The 2014, 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On September 28, 2015, the Board authorized a stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of September 30, 2016 or the repurchase of $5.0 million of the Company’s common stock. During the year ended December 31, 2015, the Company repurchased 113,382 shares of its common stock at an average price of $11.53 on the open market at a total cost of $1.3 million.

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

New accounting pronouncement

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) containing new guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. This guidance will be effective for annual and interim periods beginning on or after December 15, 2015. The Company is evaluating the impact ASU 2015-03 will have on its consolidated financial position and disclosures.

In August 2015, the FASB issued ASU 2015-15, Interest Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”) which addresses presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, omitted from ASU 2015-03. This update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is evaluating the impact ASU 2015-15 will have on its consolidated financial position and disclosures.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.  Related party transactions

Investment Management Agreement

The Investment Management Agreement was reapproved by the Board on July 29, 2015. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee under the Investment Management Agreement through and including June 30, 2014 was calculated at an annual rate of 2.00% of the Company’s gross assets, payable monthly in arrears. As a result of an amendment and restatement of the Investment Management Agreement, the base management fee on and after July 1, 2014 is calculated at an annual rate of 2.00% of (i) the Company’s gross assets, less (ii) assets consisting of cash and cash equivalents, and is payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. In addition, the Advisor agreed to waive its base management fee relating to the proceeds raised in the 2015 Offering, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which the Company’s net investment income exceeds distributions declared on its shares of common stock for the applicable quarter. As of December 31, 2015, condition (ii) above has been met, as the Company’s net investment income exceeded distributions declared for the quarters ended September 30, 2015 and December 31, 2015.

During the year ended December 31, 2015, the Advisor waived base management fees of $0.3 million, which the Advisor would have otherwise earned on the proceeds raised in the 2015 Offering. During the first six months of the year ended December 31, 2014, the Advisor waived base management fees of $0.2 million, which the Advisor would have otherwise earned on cash held by the Company at the time of calculation. The base management fee payable at December 31, 2015 and 2014 was $0.4 million. After giving effect of the waivers, the base management fee expense was $4.4 million, $4.4 million and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the look-back period for the incentive fee based on Pre-Incentive Fee Net Investment Income (the “Incentive Fee Look-back Period”) commenced on July 1, 2014 and increases by one quarter in length at the end of each calendar quarter until June 30, 2017, after which time, the Incentive Fee Look-back Period will include the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. The Company only pays incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period. As of December 31, 2015 and 2014, the quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income was not limited by the Incentive Fee Cap and Deferral Mechanism.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2014, the Advisor waived performance based incentive fees of $0.1 million which the Advisor would have otherwise earned. After giving effect of the waiver in 2014, the performance based incentive fee expense was $3.5 million, $2.0 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The performance based incentive fee payable for December 31, 2015 and 2014 was $1.0 million and $0.8 million, respectively. The entire incentive fee payable as of December 31, 2015 and 2014 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 4.  Investments

The following table shows the Company’s investments as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Money market funds	$285	$285	$27	$27
Restricted investments in money market funds	$1,091	$1,091	$2,906	$2,906
Non-affiliate investments
Debt	$244,899	$242,167	$199,564	$199,180
Warrants	5,173	6,645	4,815	4,603
Other	4,422	300	4,582	300
Equity	1,000	1,155	877	1,018
Total non-affiliate investments	$255,494	$250,267	$209,838	$205,101

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s non-affiliate investments by industry sector as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$36,932	$37,911	$22,203	$22,586
Medical Device	25,753	22,736	23,129	22,462
Technology
Communications	20,170	19,916	18,392	17,973
Consumer-Related	18,699	19,421	6,556	7,228
Data Storage	4,444	319	4,604	318
Internet and Media	63	69	79	188
Materials	9,918	9,920	—	—
Networking	757	740	1,045	1,038
Power Management	2,490	2,541	7	56
Semiconductors	18,944	18,628	30,948	30,824
Software	60,792	61,897	54,482	54,905
Cleantech
Alternative Energy	2,942	2,938	8,283	8,076
Consumer-Related	—	—	396	396
Energy Efficiency	3,371	3,370	4,557	4,487
Waste Recycling	5,968	5,970	—	—
Healthcare Information and Services
Diagnostics	8,001	7,336	18,593	17,841
Other	8,453	8,504	7,157	7,201
Software	27,797	28,051	9,407	9,522
Total non-affiliate investments	$255,494	$250,267	$209,838	$205,101

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

Debt investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 2015 and 2014, the hypothetical market yield used ranged from 11% to 25% and 11% to 18%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of December 31, 2015 and 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2015:

December 31, 2015
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$241,667	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

	500	Liquidation Scenario	Discount Rate	25%	25%
			Probability Weighting	0% – 100%	30%

Warrant investments	5,407	Black-Scholes Valuation Model	Price Per Share	$0.00 – $615.46	$81.27
			Average Industry Volatility Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	386	Expected Acquisition Settlement	Price Per Share	$2.09	$2.09

Other investments	300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	101	New Equity Financing	Price Per Share	$0.04	$0.04

	215	Expected Settlement	Price Per Share	$0.00 – $1.41	$1.41
Total Level 3 investments	$248,576

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2014:

December 31, 2014
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$193,937	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 18%	13%

	5,243	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% – 65%	33%

Warrant investments	3,966	Black-Scholes Valuation Model	Price Per Share Average Industry	$0.04 – $63.98	$3.81
			Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	222	Market Comparable Companies	Price Per Share	$0.57	$0.57
Total Level 3 investments	$203,668

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. On December 31, 2015, the closing price of the 2019 Notes on the New York Stock Exchange was $25.21 per note, or $33.3 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on December 31, 2015, the Asset-Backed Notes (as defined in Note 6) were trading at par value, or $14.5 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2015 and 2014 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$285	$—	$285	$—
Restricted investments in money market funds	$1,091	$—	$1,091	$—
Debt investments	$242,167	$—	$—	$242,167
Warrant investments	$6,645	$—	$852	$5,793
Other investments	$300	$—	$—	$300
Equity investments	$1,155	$839	$—	$316

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$27	$—	$27	$—
Restricted investments in money market funds	$2,906	$—	$2,906	$—
Debt investments	$199,180	$—	$—	$199,180
Warrant investments	$4,603	$—	$637	$3,966
Other investments	$300	$—	$—	$300
Equity investments	$1,018	$796	$—	$222

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2015:

	December 31, 2015
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$199,180	$3,966	$222	$300	$203,668
Purchase of investments	123,281	—	—	—	123,281
Warrants and equity received and classified as Level 3	—	845	316	—	1,161
Principal payments received on investments	(74,480)	—	—	(160)	(74,640)
Proceeds from sale of investments	(1,000)	(168)	—	—	(1,168)
Net realized loss on investments	(1,799)	(228)	—	—	(2,027)
Unrealized (depreciation) appreciation included in earnings	(2,347)	1,416	(222)	160	(993)
Transfer out of Level 3	—	(15)	—	—	(15)
Transfer from warrant to equity investments	—	(23)	—	—	(23)
Other	(668)	—	—	—	(668)
Level 3 assets, end of period	$242,167	$5,793	$316	$300	$248,576

The Company’s transfers between levels are recognized at the end of the applicable reporting period. During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2. The transfer out of Level 3 relates to warrants held in three portfolio companies, with an aggregate fair value of $0.02 million, that were transferred into Level 2 upon the portfolio companies becoming public companies during the period.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2015 includes $2.2 million in unrealized depreciation for debt and other investments, $1.6 million in unrealized appreciation on warrants and $0.2 million in unrealized depreciation on equity.

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

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2014 includes $0.4 million in unrealized depreciation for debt and other investments, $0.3 million in unrealized appreciation on warrants and $0.3 million in unrealized depreciation on equity.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated statement of assets and liabilities, for which it is practicable to estimate that value. Certain financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value amounts for 2015 and 2014 have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported at year-end.

As of December 31, 2015 and 2014, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Note 6.  Borrowings

The following table shows the Company’s borrowings as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$14,546	$14,546	$—	$38,753	$38,753	$—
Key Facility	70,000	68,000	2,000	50,000	10,000	40,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total	$117,546	$115,546	$2,000	$121,753	$81,753	$40,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of December 31, 2015, the asset coverage for borrowed amounts was 238%.

On November 4, 2013, the Company renewed and amended its revolving credit facility which, among other things, assigned all rights and obligations of Wells Fargo Capital Finance LLC under the facility to Key. On August 12, 2015, the Company further amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $70 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on August 12, 2020. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. Based on a LIBOR rate of 0.43% and 0.17% on December 31, 2015 and 2014, respectively, the interest rate was 4.00% as of December 31, 2015 and 2014. The average rate for the years ended December 31, 2015 and 2014 was 4.00%. As of December 31, 2015, the Company had available borrowing capacity of $2.0 million, subject to existing terms and advance rates. As of December 31, 2014, the Company had borrowing capacity of $40.0 million, of which $35.6 million was available, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2015, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company entered into a term loan facility (the “Term Loan Facility”) with Fortress Credit Co LLC effective August 23, 2012. The Term Loan Facility was collateralized by all debt investments and warrants held by Credit III. The Term Loan Facility contained covenants that, among other things, required the Company to maintain a minimum net worth and restricted the debt investments securing the Term Loan Facility to certain criteria for qualified debt investments and included portfolio company concentration limits as defined in the related loan agreement. The Term Loan Facility, among other things, had a three-year term subject to two one-year extensions with a draw period of up to four years. The Term Loan Facility required the payment of an unused line fee in an amount equal to 1.00% of unborrowed amounts available under the facility annually and had an effective advance rate of 66% against eligible debt investments. The Term Loan Facility bore interest based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00%.

Effective June 17, 2014, the Company terminated the Term Loan Facility. In connection therewith, a loan and security agreement and other related documents governing the Term Loan Facility were also terminated. As such, the Company had no borrowing capacity under the Term Loan Facility as of December 31, 2015 and 2014.

On June 28, 2013, the Company completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of the Company, issued $90 million in the Asset-Backed Notes, which are rated A1(sf) by Moody’s Investors Service, Inc. The Company is the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018. As of December 31, 2015, 18.6%, or $45.1 million, of the Company’s total debt investment portfolio at fair value was held through our 2013-1 Securitization.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the consolidated statements of assets and liabilities. The balances of restricted investments in money market funds were $1.1 million and $2.9 million as of December 31, 2015 and December 31, 2014, respectively.

The following table shows information about our senior securities as of December 31, 2015, 2014, 2013, 2012 and 2011:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
	(In thousands, except unit data)
Credit facilities
2015	$68,000	$4,048	—	N/A
2014	$10,000	$22,000	—	N/A
2013	$10,000	$25,818	—	N/A
2012	$56,020	$4,177	—	N/A
2011	$64,571	$3,012	—	N/A
2019 Notes
2015	$33,000	$8,342	—	$25.26
2014	$33,000	$6,667	—	$25.64
2013	$33,000	$7,824	—	$25.70
2012	$33,000	$7,091	—	$25.38
2013-1 Securitization
2015	$14,546	$18,926	—	N/A
2014	$38,753	$5,677	—	N/A
2013	$79,343	$3,254	—	N/A
Total senior securities
2015	$115,546	$2,383	—	N/A
2014	$81,753	$2,691	—	N/A
2013	$122,343	$2,110	—	N/A
2012	$89,020	$2,629	—	N/A
2011	$64,571	$3,012	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the original cost less accumulated depreciation, amortization or impairment of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount which the holder of such class of senior security would be entitled upon the voluntary liquidation of the applicable issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of securities.
(4)	Not applicable to the Company’s credit facilities and 2013-1 Securitization because such securities are not registered for public trading.

Note 7.  Federal income tax

The Company has elected to be treated as a RIC under Subchapter M of the Code and to distribute substantially all of its respective net taxable income. Accordingly, no provision for federal, state or local income tax has been recorded in the financial statements. Taxable income differs from net increase in net assets resulting from operations primarily due to unrealized appreciation on investments as investment gains and losses are not included in taxable income until they are realized.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net increase in net assets resulting from operations	$11,856	$15,430	$3,508
Net unrealized depreciation (appreciation) on investments	490	(8,289)	2,254
Other book-tax differences	(239)	183	113
Capital loss carry forward	1,650	3,576	7,509
Taxable income before deductions for distributions	$13,757	$10,900	$13,384

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Ordinary income	$16,465	$13,276	$13,171
Long-term capital gains	—	—	52
Total	$16,465	$13,276	$13,223

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2015	2014	2013
	(In thousands)
Undistributed ordinary income	$1,256	$3,963	$6,338
Undistributed long-term gain	—	—	—
Long term capital loss carry forward	(12,735)	(11,085)	(7,509)
Unrealized appreciation	4,384	2,443	3,638
Unrealized depreciation	(9,611)	(7,180)	(16,664)
Other temporary differences	(3,277)	(4,187)	(4,157)
Total	$(19,983)	$(16,046)	$(18,354)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. For the years ended December 31, 2015 and 2014, the Company elected to carry forward taxable income in excess of current year distributions of $1.3 million and $4.0 million, respectively. At December 31, 2015, no excise tax payable was recorded. At December 31, 2014, an excise tax payable of $0.2 million was recorded.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the years ended December 31, 2015, 2014 and 2013, the Company did not use any of its capital loss carry forward to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2015 and 2014 was $255.5 million and $209.8 million, respectively. The gross unrealized appreciation on investments at December 31, 2015 and 2014 was $4.4 million and $2.4 million, respectively. The gross unrealized depreciation on investments at December 31, 2015 and 2014 was $9.6 million and $7.2 million, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The balance of unfunded commitments to extend credit was $10.0 million and $25.7 million as of December 31, 2015 and 2014, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2015:

	December 31, 2015
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Digital Signal Corporation.	$2,000	$36
Lehigh Technologies, Inc.	1,500	14
SavingStar, Inc.	2,000	32
Skyword Inc.	1,500	23
xTech Holdings, Inc.	3,000	13
Total	$10,000	$118

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2015 totaling $0.1 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments represented 21% and 24% of total debt investments outstanding as of December 31, 2015 and 2014, respectively. No single debt investment represented more than 10% of the total debt investments as of December 31, 2015 or 2014. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 14%, 20% and 23% of total interest and fee income on investments for the years ended December 31, 2015, 2014 and 2013, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Year Ended December 31, 2015
10/30/15	2/22/16	3/15/16	$0.115	$—	—	$—
10/30/15	1/21/16	2/17/16	0.115	1,307	1,931	19
10/30/15	12/18/15	1/15/16	0.115	1,310	1,841	19
7/29/15	11/19/15	12/15/15	0.115	1,317	1,687	20
7/29/15	10/20/15	11/16/15	0.115	1,317	1,967	22
7/29/15	9/18/15	10/15/15	0.115	1,315	2,418	24
5/1/15	8/19/15	9/15/15	0.115	1,312	2,577	26
5/1/15	7/20/15	8/14/15	0.115	1,312	2,420	27
5/1/15	6/18/15	7/15/15	0.115	1,312	2,045	26
3/6/15	5/20/15	6/15/15	0.115	1,311	2,036	28
3/6/15	4/20/15	5/15/15	0.115	1,311	1,950	28
3/6/15	3/20/15	4/15/15	0.115	1,095	877	12
			$1.380	$14,219	21,749	$251
Year Ended December 31, 2014
10/31/14	2/19/15	3/16/15	$0.115	$1,096	751	$11
10/31/14	1/20/15	2/13/15	0.115	1,094	956	12
10/31/14	12/17/14	1/15/15	0.115	1,096	786	11
8/1/14	11/19/14	12/15/14	0.115	1,093	1,099	15
8/1/14	10/20/14	11/17/14	0.115	1,095	850	12
8/1/14	9/18/14	10/15/14	0.115	1,095	901	12
5/1/14	8/19/14	9/15/14	0.115	1,095	812	12
5/1/14	7/21/14	8/15/14	0.115	1,080	2,042	29
5/1/14	6/18/14	7/17/14	0.115	1,093	784	11
3/6/14	5/20/14	6/16/14	0.115	1,091	1,128	15
3/6/14	4/17/14	5/15/14	0.115	1,090	1,174	16
3/6/14	3/19/14	4/15/14	0.115	1,097	644	8
			$1.380	$13,115	11,927	$164

On March 3, 2016, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
May 17, 2016	May 19, 2016	June 15, 2016	$0.115
April 18, 2016	April 20, 2016	May 16, 2016	$0.115
March 16, 2016	March 18, 2016	April 15, 2016	$0.115

After paying distributions of $1.38 per share in 2015, declaring on October 30, 2015 a distribution of $0.115 per share payable January 15, 2016, and earning $1.25 per share in 2015, the Company’s undistributed spillover income as of December 31, 2015 was $0.11 per share. Spillover income includes any ordinary income and net capital gains from the preceding years that were not distributed during such years.

Note 11. Subsequent Event

On February 1, 2016, the Company exited its debt investment in ZetrOZ, Inc. The Company received net cash proceeds of $0.1 million and a royalty and sale agreement fair valued at $0.4 million in connection with the exit of the debt investment. Future proceeds received by the Company from such agreement are expected to be applied to the new cost basis of such agreement and any proceeds received in excess of the cost basis will be recorded as realized gains in the period received.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.  Financial highlights

The following table shows financial highlights for the Company:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$14.36	$14.14	$15.15	$17.01	$16.75
Net investment income	1.25	1.11	1.38	1.41	1.38
Realized (loss) gain on investments	(0.15)	(0.37)	(0.78)	0.01	0.81
Unrealized (depreciation) appreciation on investments	(0.04)	0.86	(0.23)	(0.95)	(0.75)
Net increase in net assets resulting from operations	1.06	1.60	0.37	0.47	1.44
Net dilution from issuance of common stock	(0.18)	—	—	(0.28)	—
Distributions declared(1)	(1.38)	(1.38)	(1.38)	(2.15)	(1.18)
From net investment income	(1.38)	(1.38)	(1.38)	(1.72)	(0.70)
From net realized gain on investments	—	—	—	(0.43)	(0.48)
Return of capital	—	—	—	—	—
Net accretion from repurchase of common stock	0.02	—	—	—	—
Other (2)	(0.03)	—	—	0.10	—
Net asset value at end of period	$13.85	$14.36	$14.14	$15.15	$17.01
Per share market value, beginning of period	$13.99	$14.21	$14.92	$16.32	$14.44
Per share market value, end of period	11.73	13.99	14.21	14.92	16.32
Total return based on a market value (3)	(6.3)%	8.2%	4.5%	2.5%	21.2%
Shares outstanding at end of period	11,535,212	9,628,124	9,608,949	9,567,225	7,636,532
Ratios, net of waivers, to average net assets:
Expenses without incentive fees	8.6%	13.3%	11.8%	8.4%	7.9%
Incentive fees	2.2%	1.5%	2.3%	2.1%	2.3%
Net expenses	10.8%	14.8%	14.1%	10.5%	10.2%
Net investment income with incentive fees	8.9%	7.8%	9.2%	8.7%	8.1%
Ratios, without waivers, to average net assets:
Expenses without incentive fees(4)	8.9%	13.5%	11.9%	—	—
Incentive fees(4)	2.2%	1.5%	2.3%	—	—
Net expenses(4)	11.1%	15.0%	14.2%	—	—
Net investment income with incentive fees(4)	8.7%	7.5%	9.1%	—	—
Net assets at the end of the period	$159,751	$138,248	$135,835	$144,972	$129,884
Average net asset value	$157,612	$137,848	$142,327	$137,741	$130,385
Average debt per share	$7.87	$10.68	$12.06	$7.42	$10.26
Portfolio turnover ratio	56.1%	46.5%	37.9%	74.0%	59.4%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given year for distribution in the following year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	During the years ended December 31, 2015, 2014, and 2013, the Advisor waived $0.3 million, $0.2 million and $0.1 million, respectively, of base management fee. During the year ended December 31, 2014, the Advisor waived $0.1 million of incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.  Selected quarterly financial data (unaudited)

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands, except per share data)
Total investment income	$8,560	$8,427	$6,857	$7,266
Net investment income	$4,104	$4,061	$2,888	$2,943
Net realized and unrealized (loss) gain	$(1,376)	$(523)	$(1,143)	$902
Net increase in net asset resulting from operations	$2,728	$3,538	$1,745	$3,845
Net investment income per share (1)	$0.35	$0.35	$0.25	$0.30
Net increase in net assets per share (1)	$0.22	$0.30	$0.15	$0.39
Net asset value per share at period end (2)	$13.85	$13.94	$13.99	$14.19

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except per share data)
Total investment income	$7,284	$7,739	$8,697	$7,534
Net investment income	$3,196	$3,201	$1,836	$2,484
Net realized and unrealized (loss) gain	$(91)	$1,559	$599	$2,646
Net increase in net asset resulting from operations	$3,105	$4,760	$2,435	$5,130
Net investment income per share (1)	$0.33	$0.33	$0.19	$0.26
Net increase in net assets per share (1)	$0.32	$0.50	$0.25	$0.53
Net asset value per share at period end (2)	$14.36	$14.38	$14.23	$14.32

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and RSM US LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in internal controls over financial reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial statements

(1) Financial statements — Refer to Item 8 starting on page 71.

(2) Financial statement schedules — None

(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

4.2	Form of Registration Rights Agreement among Compass Horizon Partners, LP, HTF-CHF Holdings LLC and the Company (Incorporated by reference to exhibit (k)(3) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.3	Form of Indenture (Incorporated by reference to Exhibit (d)(4) of the Company’s Registration Statement on Form N-2, File No. 333-178516, filed on December 15, 2011)

4.4	Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.5	First Supplemental Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(8) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.6	Form of 7.375% 2019 Notes due 2019 (included as part of Exhibit 4.5)

4.7	Indenture, dated as of June 28, 2013, between Horizon Technology Funding Trust 2013-1 and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.1	Amended and Restated Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 5, 2014)

10.2	Form of Custody Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.4	Form of License Agreement by and between the Company and Horizon Technology Finance, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.5	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.6	Amended and Restated Trust Agreement, dated as of June 28, 2013, by and between Horizon Funding 2013-1 LLC and Wilmington Trust, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.7	Sale and Servicing Agreement, dated as of June 28, 2013, by and among the Company, Horizon Funding Trust 2013-1, Horizon Funding 2013-1 LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.8	Sale and Contribution Agreement, dated as of June 28, 2013, between the Company and Horizon Funding 2013-1 LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.9	Note Purchase Agreement, dated as of June 28, 2013, by and among the Company, Horizon Funding 2013-1 LLC, Horizon Funding Trust 2013-1 and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2013)

10.10	Amended and Restated Loan and Security Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Key Equipment Finance Inc,. as the arranger and the agent (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.11	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of August 12, 2015, by and among Horizon Credit II LLC, as the borrower, Alostar Bank of Commerce, as lender, and KeyBank National Association, as lender, arranger and agent (Incorporated by reference to Exhibit (k)(13) of Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form N-2, filed on August 19, 2015)

10.12	Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the buyer, Horizon Technology Finance Corporation, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and Key Equipment Finance Inc., as the agent (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.13	Agreement Regarding Loan Assignment and Related Matters, dated as of November 4, 2013, by and among Horizon Credit II LLC, Wells Fargo Capital Finance, LLC and Key Equipment Finance Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

11.1*	Computation of per share earnings (included in the notes to the audited financial statements included in this report)

14.1	Code of Ethics of the Company (Incorporated by reference to exhibit (r)(1) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

14.2	Code of Ethics of the Advisor (Incorporated by reference to exhibit (r)(2) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

21*	List of Subsidiaries

24	Power of Attorney (included on signature page hereto)

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K, filed on March 16, 2011)

*	Filed herewith
115

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: March 8, 2016	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of
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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors	March 8, 2016
Robert D. Pomeroy, Jr.	and Chief Executive Officer (Principal Executive Officer)

/s/ Christopher M. Mathieu	Chief Financial Officer and	March 8, 2016
Christopher M. Mathieu	Treasurer (Principal Financial and Accounting Officer)

/s/ Gerald A. Michaud	President and Director	March 8, 2016
Gerald A. Michaud

/s/ James J. Bottiglieri	Director	March 8, 2016
James J. Bottiglieri

/s/ Edmund V. Mahoney	Director	March 8, 2016
Edmund V. Mahoney

/s/ Elaine A. Sarsynski	Director	March 8, 2016
Elaine A. Sarsynski

