Form 10-Q
period 2016-03-31
Horizon Technology Finance Corp
filed 2016-05-03
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 3, 2016, the Registrant had 11,542,430 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2016	December 31, 2015

Assets
Non-affiliate investments at fair value (cost of $251,276 and $255,494, respectively) (Note 4)	$245,035	$250,267
Investments in money market funds	291	285
Cash	17,263	20,765
Restricted investments in money market funds	652	1,091
Interest receivable	7,558	6,258
Other assets	2,036	2,230
Total assets	$272,835	$280,896

Liabilities
Borrowings (Note 6)	$109,151	$114,954
Distributions payable	3,982	3,980
Base management fee payable (Note 3)	425	385
Incentive fee payable (Note 3)	1,099	1,028
Other accrued expenses	958	798
Total liabilities	115,615	121,145

Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,653,972 and 11,648,594 shares issued and 11,540,590 and 11,535,212 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	12	12
Paid-in capital in excess of par	179,761	179,707
Distributions in excess of net investment income	(1,591)	(2,006)
Net unrealized depreciation on investments	(6,241)	(5,227)
Net realized loss on investments	(14,721)	(12,735)
Total net assets	157,220	159,751
Total liabilities and net assets	$272,835	$280,896
Net asset value per common share	$13.62	$13.85

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2016	2015
Investment income
Interest income on non-affiliate investments	$9,003	$6,562
Prepayment fee income on non-affiliate investments	167	520
Fee income on non-affiliate investments	127	184
Total investment income	9,297	7,266
Expenses
Interest expense	1,534	1,587
Base management fee (Note 3)	1,284	1,031
Performance based incentive fee (Note 3)	1,099	736
Administrative fee (Note 3)	281	268
Professional fees	501	431
General and administrative	201	260
Total expenses	4,900	4,313
Net investment income before excise tax	4,397	2,953
Provision for excise tax	—	10
Net investment income	4,397	2,943

Net realized and unrealized (loss) gain on investments
Net realized loss on investments	(1,986)	(230)
Net unrealized (depreciation) appreciation on investments	(1,014)	1,132
Net realized and unrealized (loss) gain on investments	(3,000)	902
Net increase in net assets resulting from operations	$1,397	$3,845
Net investment income per common share	$0.38	$0.30
Net increase in net assets per common share	$0.12	$0.39
Distributions declared per share	$0.345	$0.345
Weighted average shares outstanding	11,538,003	9,807,198

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Accumulated Undistributed (Distributions in Excess of) Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2014	9,628,124	$10	$155,240	$(1,102)	$(4,737)	$(11,163)	$138,248
Issuance of common stock, net of offering costs	2,000,000	2	26,667	—	—	—	26,669
Net increase in net assets resulting from operations	—	—	—	2,943	1,132	(230)	3,845
Issuance of common stock under dividend reinvestment plan	2,493	—	34	—	—	—	34
Distributions declared	—	—	—	(3,783)	—	—	(3,783)
Reclassification of permanent tax differences (Note 2)	—	—	(971)	893	—	78	—
Balance at March 31, 2015	11,630,617	$12	$180,970	$(1,049)	$(3,605)	$(11,315)	$165,013

Balance at December 31, 2015	11,535,212	$12	$179,707	$(2,006)	$(5,227)	$(12,735)	$159,751
Net increase in net assets resulting from operations	—	—	—	4,397	(1,014)	(1,986)	1,397
Issuance of common stock under dividend reinvestment plan	5,378	—	54	—	—	—	54
Distributions declared	—	—	—	(3,982)	—	—	(3,982)
Balance at March 31, 2016	11,540,590	$12	$179,761	$(1,591)	$(6,241)	$(14,721)	$157,220

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,397	$3,845
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	153	278
Net realized loss on investments	1,986	230
Net unrealized (depreciation) appreciation on investments	1,014	(1,132)
Purchase of investments	(16,500)	(23,933)
Principal payments received on investments	18,033	25,790
Proceeds from sale of investments	836	—
Changes in assets and liabilities:
Net increase in investments in money market funds	(6)	(372)
Net decrease in restricted investments in money market funds	439	555
(Increase) decrease in interest receivable	(243)	71
Increase in end-of-term payments	(1,075)	(370)
Decrease in unearned income	(118)	(154)
Decrease in other assets	89	212
Increase in other accrued expenses	160	486
Increase (decrease) in base management fee payable	40	(2)
Increase (decrease) in incentive fee payable	71	(63)
Net cash provided by operating activities	6,276	5,441
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	26,667
Repayment of Asset-Backed Notes	(5,850)	(7,411)
Distributions paid	(3,928)	(3,286)
Net cash (used in) provided by financing activities	(9,778)	15,970
Net (decrease) increase in cash	(3,502)	21,411
Cash:
Beginning of period	20,765	8,417
End of period	$17,263	$29,828
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,350	$1,032
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$81	$156
Distributions payable	$3,982	$3,783
End-of-term payments receivable	$6,143	$4,155

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — 151.7% (8)
Debt Investments — Life Science — 35.6% (8)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	$5,000	$4,948	$4,948
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
		Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	5,000	4,958	4,958
		Ceiling 10.75%), 5.00% ETP, Due 3/1/19)
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,301	1,293	1,293
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	434	431	431
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,988	1,988
		10.50%), 6.10% ETP, Due 3/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	6,265	6,196	6,196
		10.00%), 4.00% ETP, Due 4/1/19)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,944	4,944
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,942	4,942
		9.00%), 5.00% ETP, Due 8/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.00%; Floor	1,555	1,551	1,551
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	945	941	941
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	2,500	2,483	2,483
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
IntegenX Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,750	3,708	3,708
		10.75%; Ceiling 12.75%), 3.50% ETP, Due 7/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.50% cash (Libor + 11.00%; Floor	3,354	3,313	3,313
		11.50%), 5.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.26% cash (Libor + 11.82%), 4.00% ETP,	2,490	2,470	2,463
		Due 7/1/17)
		Term Loan (12.26% cash (Libor + 11.82%), 4.00% ETP,	2,490	2,470	2,463
		Due 7/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.25% cash (Libor + 8.75%; Floor	5,000	4,948	4,948
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (9.25% cash (Libor + 8.75%; Floor	2,500	2,467	2,467
		9.25%), 4.50% ETP, Due 3/1/19)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	1,875	1,869	1,869
		Due 9/1/16)
Total Debt Investments — Life Science				55,920	55,906
Debt Investments — Technology — 83.1% (8)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	549	548	548
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	183	182	182
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,979	4,979
		11.50%; Ceiling 13.00%), 3.40% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,979	4,979
		11.50%; Ceiling 13.00%), 3.40% ETP, Due 7/1/18)
		Term Loan (12.00% cash, 100.00% ETP, Due 7/1/16)	1,000	1,000	1,000
		Term Loan (12.00% cash, 100.00% ETP, Due 7/1/16)	500	500	500
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,333	2,307	2,307
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)
		Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,467	2,467
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 1/1/19)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,267	1,248	1,248
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 11/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	733	718	718
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 2/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	800	788	788
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 4/1/18)
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	7,500	7,291	7,291
		11.00%), 3.00% ETP, Due 10/1/19)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (10.90% cash (Libor + 10.40%; Floor	3,000	2,947	2,947
		10.90%), 3.00% ETP, Due 6/1/19)
		Term Loan (10.90% cash (Libor + 10.40%; Floor	2,000	1,957	1,957
		10.90%), 3.00% ETP, Due 3/1/20)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.00% cash (Libor + 9.50%; Floor	5,000	4,922	4,922
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	2,500	2,461	2,461
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	2,500	2,455	2,455
		10.00%), 5.00% ETP, Due 1/1/20)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	614	607	607
		Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,941	2,941
		11.50%), 3.00% ETP, Due 4/1/20)
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (11.20% cash (Libor + 10.70%; Floor	2,500	2,459	2,459
		11.20%), 3.00% ETP, Due 3/1/19)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,357	1,353	1,353
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,882	1,876	1,876
		Ceiling 11.75%), 2.40% ETP, Due 10/1/18)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,083	2,042	2,042
		Ceiling 11.75%), 2.00% ETP, Due 2/1/19)
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.00% cash (Libor + 11.50%; Floor	2,125	2,094	2,014
		12.00%; Ceiling 14.00%), 2.00% ETP, Due 4/1/18)
		Term Loan (12.00% cash (Libor + 11.50%; Floor	850	836	805
		12.00%; Ceiling 14.00%), 2.00% ETP, Due 10/1/18)
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	1,404	1,386	1,386
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	783	780	780
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%),	833	829	829
		4.50% ETP, Due 12/1/18)
		Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%),	833	828	828
		4.50% ETP, Due 12/1/18)
Xtera Communications, Inc. (2)(5)	Semiconductors	Term Loan (12.50% cash, 15.65% ETP, Due 12/31/16)	3,380	3,353	3,353
		Term Loan (12.50% cash, 21.75% ETP, Due 12/31/16)	939	931	931
Bridge2 Solutions, Inc.	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,000	3,970	3,970
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 7/1/19)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	1,000	995	995
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 1/1/20)
Crowdstar, Inc. (2)	Software	Term Loan (10.75% cash (Libor + 10.25%; Floor	1,758	1,735	1,735
		10.75%), 3.00% ETP, Due 9/1/18)
Decisyon, Inc. (2)	Software	Term Loan (12.75% cash (Libor + 12.308%; Floor	1,603	1,599	1,490
		12.50%), 6.50% ETP, Due 10/1/17)
		Term Loan (12.75% cash (Libor + 12.308%; Floor	853	714	665
		12.50%), 6.50% ETP, Due 1/1/18)
Digital Signal Corporation	Software	Term Loan (10.69% cash (Libor + 10.25%; Floor	1,500	1,460	1,425
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.69% cash (Libor + 10.25%; Floor	1,500	1,460	1,425
		10.43%), 5.00% ETP, Due 7/1/19)
Education Elements, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,970	1,970
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	1,500	1,472	1,472
		10.50%), 4.00% ETP, Due 8/1/19)
Netuitive, Inc. (2)	Software	Term Loan (12.75% cash, Due 7/1/16)	760	759	759
Nomi Corporation	Software	Term Loan (10.59% cash (Libor + 10.15%; Floor	3,750	3,714	3,226
		10.35%), 2.00% ETP, Due 1/1/20)
		Term Loan (10.59% cash (Libor + 10.15%; Floor	3,750	3,714	3,226
		10.35%), 2.00% ETP, Due 1/1/20)
ScoreBig, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,453	3,453
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,500	3,453	3,453
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,944	1,944
		10.50%), 4.00% ETP, Due 3/1/20)
SIGNiX, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	2,800	2,757	2,430
		11.50%), Due 7/1/18)
SilkRoad Technology, Inc. (2)	Software	Term Loan (10.85% cash (Libor + 10.35%; Floor	7,500	7,441	7,441
		10.85%; Ceiling 12.85%), 3.00% ETP, Due 6/1/19)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Skyword, Inc.	Software	Term Loan (11.45% cash (Libor + 10.95%; Floor	4,000	3,928	3,928
		11.45%), 3.00% ETP, Due 8/1/19)
Social Intelligence Corp. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	565	552	541
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
SpringCM, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,125	4,082	4,082
		11.50%; Ceiling 13.00%), 2.00% ETP, Due 1/1/18)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash (Libor + 11.15%; Floor	4,600	4,572	4,572
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.65% cash (Libor + 11.15%; Floor	4,167	4,137	4,137
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,600	1,589	1,589
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (13.00% cash, 7.58% ETP, Due 12/1/17)	2,810	2,810	2,810
xTech Holdings, Inc. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,972	1,972
		11.00%), 3.00% ETP, Due 4/1/19)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,963	1,963
		11.00%), 3.00% ETP, Due 3/1/20)
Total Debt Investments — Technology				132,279	130,626
Debt Investments — Cleantech — 6.8% (8)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, Due 10/1/16)	1,182	1,180	1,180
Semprius, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, 5.00% ETP, Due 6/1/16)	435	422	422
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.99% cash, 4.25% ETP, Due 6/1/17)	2,250	2,229	2,229
		Term Loan (11.99% cash, 4.25% ETP, Due 1/1/18)	897	885	885
Lehigh Technologies, Inc. (2)	Waste Recycling	Term Loan (10.16% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,963	2,963
		Due 8/1/19)
		Term Loan (10.16% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,977	2,977
		Due 8/1/19)
Total Debt Investments — Cleantech				10,656	10,656
Debt Investments — Healthcare information and services — 26.2% (8)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%)	5,000	4,892	4,892
		4.50% ETP, Due 10/1/18)
LifePrint Group, Inc. (2)	Diagnostics	Term Loan (11.00% cash (Libor + 10.50%; Floor	2,100	2,070	2,070
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 1/1/18)
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,500	3,494	3,494
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,500	3,494	3,494
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	1,250	1,248	1,248
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
Innovatient Solutions, Inc. (2)(11)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	972	949	250
		11.00%, Ceiling 13.00%); 4.00% ETP, Due 7/1/18)
MedAvante, Inc. (2)	Software	Term Loan (9.75% cash (Libor + 9.25%; Floor	3,000	2,961	2,961
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.75% cash (Libor + 9.25%; Floor	3,000	2,961	2,961
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.75% cash (Libor + 9.25%; Floor	4,000	3,938	3,938
		9.75%), 4.00% ETP, Due 7/1/19)
Medsphere Systems Corporation (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	5,000	4,927	4,927
		10.50%), 7.00% ETP, Due 7/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,463	2,463
		10.50%), 7.00% ETP, Due 7/1/19)
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,211	1,207	1,207
		11.50%), 6.60% ETP, Due 12/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	2,188	2,182	2,182
		11.00%), 4.50% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,188	2,183	2,183
		10.50%), 2.75% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,000	2,968	2,968
		10.50%), 2.50% ETP, Due 1/1/19)
Total Debt Investments — Healthcare information and services				41,937	41,238
Total Debt Investments				240,792	238,426

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Warrant Investments — 3.3% (8)
Warrants — Life Science — 0.4% (8)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	33,112 Common Stock Warrants	33	6
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	28,204 Common Stock Warrants	17	43
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	103,982 Preferred Stock Warrants	88	173
Nivalis Therapeutics, Inc. (5)	Biotechnology	18,534 Common Stock Warrants	122	—
Ocera Therapeutics, Inc. (2)(5)	Biotechnology	6,491 Common Stock Warrants	6	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants	51	3
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	68	133
Sample6, Inc. (2)	Biotechnology	351,018 Preferred Stock Warrants	45	30
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	12,302 Common Stock Warrants	5	—
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants	24	28
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	144	—
EnteroMedics, Inc. (5)	Medical Device	9,402 Common Stock Warrants	347	—
IntegenX, Inc. (2)	Medical Device	158,006 Preferred Stock Warrants	33	24
Lantos Technologies, Inc. (2)	Medical Device	1,287,817 Preferred Stock Warrants	38	41
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	26	39
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants	52	36
NinePoint Medical, Inc. (2)	Medical Device	566,038 Preferred Stock Warrants	33	33
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants	15	10
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	13	—
Total Warrants — Life Science			1,336	599
Warrants — Technology — 2.2% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	33	19
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants	89	—
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants	33	26
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	69	1
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	629
If(we), Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	27	62
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants	164	158
SavingStar, Inc. (2)	Consumer-related Technologies	98,860 Preferred Stock Warrants	59	57
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	22	18
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	63	65
The NanoSteel Company, Inc. (2)	Materials	147,424 Preferred Stock Warrants	93	90
IntelePeer, Inc.	Networking	141,549 Common Stock Warrants	39	26
Nanocomp Technologies, Inc. (2)	Networking	681,819 Preferred Stock Warrants	54	49
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	7	61
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants	28	27
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants	101	41
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	25	27
InVisage Technologies, Inc. (2)	Semiconductors	185,790 Preferred Stock Warrants	48	44
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	59	62
Luxtera, Inc.(2)	Semiconductors	2,304,667 Preferred Stock Warrants	48	100
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants	80	98
Xtera Communications, Inc. (5)	Semiconductors	37,831 Common Stock Warrants	205	—
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants	113	112
Bridge2 Solutions, Inc.	Software	75,458 Common Stock Warrants	18	326
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	14	81
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	14	14
Decisyon, Inc. (2)	Software	82,967 Common Stock Warrants	46	—
Digital Signal Corporation	Software	85,308 Common Stock Warrants	32	31
Education Elements, Inc. (2)	Software	238,122 Preferred Stock Warrants	28	23
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	22	268
Netuitive, Inc.	Software	41,569 Common Stock Warrants	48	—
Nomi Corporation	Software	2,535,864 Preferred Stock Warrants	—	—
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	12	12
ScoreBig, Inc. (2)	Software	767,626 Preferred Stock Warrants	82	73
SIGNiX, Inc. (2)	Software	63,365 Preferred Stock Warrants	48	46
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	46
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	119
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	242	539

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Vidsys, Inc.	Software	85,399 Preferred Stock Warrants	23	21
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	—
xTech Holdings, Inc. (2)	Software	158,730 Preferred Stock Warrants	43	43
Total Warrants — Technology			2,321	3,414
Warrants — Cleantech — 0.2% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	68	64
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	25	20
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	31
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	100	109
Lehigh Technologies, Inc. (2)	Waste Recycling	272,727 Preferred Stock Warrants	32	33
Total Warrants — Cleantech			269	257
Warrants — Healthcare information and services — 0.5% (8)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	107	63
BioScale, Inc. (2)	Diagnostics	3,156 Common Stock Warrants	54	—
Candescent Health, Inc. (2)	Diagnostics	519,991 Preferred Stock Warrants	378	—
Helomics Corporation	Diagnostics	13,461 Common Stock Warrants	73	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	2,492,523 Common Stock Warrants	112	50
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	23
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	44	165
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	36
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	74	62
Innovatient Solutions, Inc. (2)	Software	157,895 Preferred Stock Warrants	35	—
MedAvante, Inc. (2)	Software	114,285 Preferred Stock Warrants	66	65
Medsphere Systems Corporation (2)	Software	7,097,791 Preferred Stock Warrants	60	204
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	194
Total Warrants — Healthcare information and services			1,227	862
Total Warrants			5,153	5,132

Other Investments — 0.4% (8)
ZetrOZ, Inc.	Medical Device	Royalty Agreement	383	400
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,399	300
Total Other Investments			4,782	700
Equity — 0.5% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	238	421
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	73	85
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	83	42
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock	9	83
Decisyon, Inc.	Software	3,324,444 Common Stock	146	146
Total Equity			549	777
Total Portfolio Investment Assets — 155.9% (8)			$251,276	$245,035

Short Term Investments — Money Market Funds — 0.2% (8)
US Bank Money Market Deposit Account			$291	$291
Total Short Term Investments — Money Market Funds			$291	$291
Short Term Investments — Restricted Investments— 0.7% (8)
US Bank Money Market Deposit Account (2)			$652	$652
Total Short Term Investments — Restricted Investments			$652	$652

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility or the 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of March 31, 2016 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

(Dollars in thousands)

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), as of March 31, 2016. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment is on non-accrual status at March 31, 2016.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2015

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — 151.6% (8)
Debt Investments — Life Science — 36.6% (8)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	$5,000	$4,944	$4,944
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
		Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	5,000	4,954	4,954
		Ceiling 10.75%), 5.00% ETP, Due 3/1/19)
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,301	1,293	1,293
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	434	431	431
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,987	1,987
		10.50%), 6.10% ETP, Due 3/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	6,265	6,190	6,190
		10.00%), 4.00% ETP, Due 4/1/19)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,939	4,939
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,937	4,937
		9.00%), 5.00% ETP, Due 8/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.00%; Floor	1,555	1,550	1,550
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	945	940	940
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	2,500	2,481	2,481
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Sunesis Pharmaceuticals, Inc. (2)(5)	Biotechnology	Term Loan (8.95% cash, 4.65% ETP, Due 10/1/16)	545	544	544
		Term Loan (9.00% cash, 4.65% ETP, Due 10/1/16)	818	815	815
IntegenX Inc. (2)	Medical Device	Term Loan (10.75% cash (Libor + 10.25%; Floor	3,750	3,703	3,703
		10.75%; Ceiling 12.75%), 3.50% ETP, Due 7/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.50% cash (Libor + 10.50%; Floor	3,500	3,454	3,333
		11.50%), 5.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.06% cash (Libor + 11.82%), 4.00% ETP,	2,850	2,826	2,738
		Due 7/1/17)
		Term Loan (12.06% cash (Libor + 11.82%), 4.00% ETP,	2,850	2,826	2,738
		Due 7/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.25% cash (Libor + 8.75%; Floor	5,000	4,943	4,943
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (9.25% cash (Libor + 8.75%; Floor	2,500	2,464	2,464
		9.25%), 4.50% ETP, Due 3/1/19)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.41% cash (Prime + 7.16%), 2.50% ETP,	2,063	2,053	2,053
		Due 9/1/16)
ZetrOZ, Inc. (2)(11)	Medical Device	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,350	1,330	250
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,350	1,326	250
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 4/1/18)
Total Debt Investments — Life Science				60,930	58,477
Debt Investments — Technology — 80.5% (8)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	704	700	700
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	235	233	233
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,977	4,977
		11.50%; Ceiling 13.00%), 3.40% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	5,000	4,977	4,977
		11.50%; Ceiling 13.00%), 3.40% ETP, Due 7/1/18)
		Term Loan (12.00% cash, 100.00% ETP, Due 7/1/16)	1,000	1,000	1,000
		Term Loan (12.00% cash, 100.00% ETP, Due 7/1/16)	500	500	500
Overture Networks, Inc. (2)	Communications	Term Loan (10.75% cash, (Libor + 10.25%; Floor	4,104	4,089	4,089
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	2,052	2,043	2,043
		10.75%), 5.75% ETP, Due 12/1/17)
		Term Loan (10.75% cash (Libor + 10.25%; Floor	1,000	992	992
		10.75%), 5.00% ETP, Due 11/1/18)
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,470	2,470
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2015

(Dollars in thousands)

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
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 4/1/18)
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	7,500	7,276	7,276
		11.00%), 3.00% ETP, Due 10/1/19)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (10.90% cash (Libor + 10.40%; Floor	3,000	2,911	2,911
		10.90%), 3.00% ETP, Due 6/1/19)
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.00% cash (Libor + 9.50%; Floor	5,000	4,915	4,915
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	2,500	2,458	2,458
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	2,500	2,452	2,452
		10.00%), 5.00% ETP, Due 1/1/20)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	701	693	693
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (11.20% cash (Libor + 10.70%; Floor	2,500	2,456	2,456
		11.20%), 3.00% ETP, Due 3/1/19)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,565	1,561	1,561
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,003	1,997	1,997
		Ceiling 11.75%), 2.40% ETP, Due 10/1/18)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	2,202	2,157	2,157
		Ceiling 11.75%), 2.00% ETP, Due 2/1/19)
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.00% cash (Libor + 11.50%; Floor	2,380	2,345	2,242
		12.00%; Ceiling 14.00%), 2.00% ETP, Due 4/1/18)
		Term Loan (12.00% cash (Libor + 11.50%; Floor	850	835	798
		12.00%; Ceiling 14.00%), 2.00% ETP, Due 10/1/18)
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

December 31, 2015

(Dollars in thousands)

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
		11.00%), 4.50% ETP, Due 12/1/17)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2015

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,495	2,495
		10.50%), 2.75% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,000	2,965	2,965
		10.50%), 2.50% ETP, Due 1/1/19)
Total Debt Investments — Healthcare information and services				43,024	43,024
Total Debt Investments				244,899	242,167

Warrant Investments — 4.2% (8)
Warrants — Life Science — 0.8% (8)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants		83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	33,112 Common Stock Warrants		33	—
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants		15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	28,204 Preferred Stock Warrants		17	149
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	103,982 Preferred Stock Warrants		88	178
Nivalis Therapeutics, Inc. (5)	Biotechnology	18,534 Common Stock Warrants		122	—
Ocera Therapeutics, Inc. (2)(5)	Biotechnology	6,460 Common Stock Warrants		6	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants		51	16
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants		68	684
Sample6, Inc. (2)	Biotechnology	351,018 Preferred Stock Warrants		45	40
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	12,302 Common Stock Warrants		5	—
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants		24	30
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants		144	41
EnteroMedics, Inc. (5)	Medical Device	141,025 Common Stock Warrants		347	—
IntegenX, Inc. (2)	Medical Device	158,006 Preferred Stock Warrants		33	25
Lantos Technologies, Inc. (2)	Medical Device	1,287,817 Preferred Stock Warrants		38	43
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants		26	41
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants		52	38
NinePoint Medical, Inc. (2)	Medical Device	566,038 Preferred Stock Warrants		33	34
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants		78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants		15	12
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants		13	—
ZetrOZ, Inc. (2)	Medical Device	475,561 Preferred Stock Warrants		25	—
Total Warrants — Life Science				1,361	1,331
Warrants — Technology — 2.6% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants		33	19
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants		89	—
Overture Networks, Inc.	Communications	385,617 Preferred Stock Warrants		55	386
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants		32	27
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants		69	1
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	634
If(we), Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants		27	62
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants		164	165
SavingStar, Inc. (2)	Consumer-related Technologies	79,088 Preferred Stock Warrants		48	49
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants		22	19
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants		63	69
The NanoSteel Company, Inc. (2)	Materials	147,424 Preferred Stock Warrants		93	95
IntelePeer, Inc.	Networking	141,549 Common Stock Warrants		39	27
Nanocomp Technologies, Inc. (2)	Networking	272,728 Preferred Stock Warrants		25	20
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants		7	57
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants		27	28
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants		101	45
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants		25	29
InVisage Technologies, Inc. (2)	Semiconductors	185,790 Preferred Stock Warrants		48	47
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants		59	65
Luxtera, Inc.(2)	Semiconductors	2,304,667 Preferred Stock Warrants		48	103
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants		80	102
Xtera Communications, Inc. (5)	Semiconductors	37,831 Preferred Stock Warrants		206	—
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants		113	119
Bridge2 Solutions, Inc.	Software	1,769 Common Stock Warrants		18	688

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2015

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	14	82
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	14	14
Decisyon, Inc. (2)	Software	2,526,909 Common Stock Warrants	46	—
Digital Signal Corporation	Software	85,308 Common Stock Warrants	32	32
Education Elements, Inc. (2)	Software	238,122 Preferred Stock Warrants	28	29
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	22	271
Lytx, Inc.	Software	71,639 Preferred Stock Warrants	20	121
Netuitive, Inc.	Software	41,569 Common Stock Warrants	48	—
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	13	12
ScoreBig, Inc. (2)	Software	481,198 Preferred Stock Warrants	55	57
SIGNiX, Inc. (2)	Software	63,365 Preferred Stock Warrants	48	49
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	48
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	54
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	242	524
Vidsys, Inc.	Software	37,346 Preferred Stock Warrants	23	—
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	—
xTech Holdings, Inc. (2)	Software	111,111 Preferred Stock Warrants	30	32
Total Warrants — Technology			2,316	4,181
Warrants — Cleantech — 0.2% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	68	68
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	25	21
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	32
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	100	111
Lehigh Technologies, Inc. (2)	Waste Recycling	272,727 Preferred Stock Warrants	32	34
Total Warrants — Cleantech			269	266
Warrants — Healthcare information and services — 0.6% (8)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	108	63
BioScale, Inc. (2)	Diagnostics	315,618 Common Stock Warrants	54	—
Candescent Health, Inc. (2)	Diagnostics	519,992 Preferred Stock Warrants	378	—
Helomics Corporation	Diagnostics	13,461Common Stock Warrants	73	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	2,492,523 Common Stock Warrants	112	2
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	24
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	43	167
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	36
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	74	65
Innovatient Solutions, Inc. (2)	Software	157,895 Preferred Stock Warrants	35	35
MedAvante, Inc. (2)	Software	114,285 Preferred Stock Warrants	66	68
Medsphere Systems Corporation (2)	Software	7,097,791 Preferred Stock Warrants	60	210
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	197
Total Warrants — Healthcare information and services			1,227	867
Total Warrants			5,173	6,645

Other Investments — 0.2% (8)
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,422	300
Total Other Investments			4,422	300
Equity — 0.7% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	238	603
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	73	166
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	83	70
Overture Networks Inc.	Communications	772,382 Common Stock	482	—
SnagAJob.com, Inc.	Consumer-related Technologies	151,655 Common Stock	23	215
Decisyon, Inc.	Technology	2,301,717 Common Stock	101	101
Total Equity			1,000	1,155
Total Portfolio Investment Assets — 156.7% (8)			$255,494	$250,267

Short Term Investments — Money Market Funds — 0.2% (8)
US Bank Money Market Deposit Account			$285	$285
Total Short Term Investments — Money Market Funds			$285	$285

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2015

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Short Term Investments — Restricted Investments— 0.7% (8)
US Bank Money Market Deposit Account (2)			$1,091	$1,091
Total Short Term Investments — Restricted Investments			$1,091	$1,091

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility or the 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2015 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), as of December 31, 2015. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

On October 28, 2010, the Company completed an initial public offering (“IPO”) and its common stock trades on the NASDAQ Global Select Market under the symbol “HRZN”. The Company was formed to continue and expand the business of Compass Horizon Funding Company LLC, a Delaware limited liability company, which commenced operations in March 2008 and became the Company’s wholly owned subsidiary upon the completion of the Company’s IPO.

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

The Company has also established an additional wholly owned subsidiary, which is structured as a Delaware limited liability company, to hold the assets of a portfolio company acquired in connection with foreclosure or bankruptcy which is a separate legal entity from the Company.

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments the Company makes and capital appreciation from the warrants the Company receives when making such debt investments. The Company has entered into an investment management agreement, (the “Investment Management Agreement”) with Horizon Technology Finance Management LLC (the “Advisor”), under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.

On March 24, 2015, the Company completed a public offering of 2,000,000 shares of its common stock at a public offering price of $13.95 per share, for total net proceeds to the Company of $26.5 million, after deducting underwriting commission and discounts and other offering expenses.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.  Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2016, there was one debt investment on non-accrual status with a cost of $0.9 million and a fair value of $0.3 million. For the three ended March 31, 2015, the Company recognized interest income payments of $0.1 million received from one portfolio company whose debt investment was on non-accrual status. As of December 31, 2015, there was one investment on non-accrual status with a cost of $2.7 million and a fair value of $0.5 million.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended March 31, 2016 and 2015 was 20.5% and 7.4%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of March 31, 2016 and December 31, 2015 was $1.7 million and $1.9 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2016 and December 31, 2015 were $4.1 million and $3.9 million, respectively. The amortization expense for the three months ended March 31, 2016 and 2015 was $0.2 million and $0.3 million, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Paragraph 946-205-45-3 of the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the three months ended March 31, 2015, the Company reclassified $1.0 million to paid-in capital from distributions in excess of net investment income of $0.9 million and net realized loss on investments of $0.1 million, which related to excise taxes paid in prior years.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2016, there was no U.S. federal excise tax accrual recorded. For the three months ended March 31, 2015, $0.01 million accrual was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2016 and December 31, 2015. The 2014, 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

Distributions

Distributions to common stockholders are recorded on the declaration date. The amount to be paid out as distributions is determined by the Board. Net realized long-term capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of cash distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and the Company declares, a cash distribution, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company may use newly issued shares to implement the plan (especially if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market to fulfill its obligations under the plan.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On September 28, 2015, the Board authorized a stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of September 30, 2016 or the repurchase of $5.0 million of the Company’s common stock. During the three months ended March 31, 2016, the Company did not make any repurchases of its common stock. Since inception, the Company repurchased 113,382 shares of its common stock at an average price of $11.53 on the open market at a total cost of $1.3 million.

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

Recently adopted accounting pronouncement

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) containing guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. The Company has adopted ASU 2015-03 which did not have a material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, the Company recorded debt issuance costs in other assets as an asset on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the debt issuance costs that were previously presented in other assets as an asset as of December 31, 2015, as discussed further in Note 6.

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of (i) the Company’s gross assets, less (ii) assets consisting of cash and cash equivalents, and is payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage.

The base management fee payable at March 31, 2016 and December 31, 2015 was $0.4 million. The base management fee expense was $1.3 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the look-back period for the incentive fee based on Pre-Incentive Fee Net Investment Income (the “Incentive Fee Look-back Period”) commenced on July 1, 2014 and increases by one quarter in length at the end of each calendar quarter until June 30, 2017, after which time, the Incentive Fee Look-back Period will include the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. The Company only pays incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period. As of March 31, 2016 and December 31, 2015, the quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income was not limited by the Incentive Fee Cap and Deferral Mechanism.

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

The performance based incentive fee expense was $1.1 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. The performance based incentive fee payable as of March 31, 2016 and December 31, 2015 was $1.1 million and $1.0 million, respectively. The entire incentive fee payable as of March 31, 2016 and December 31, 2015 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.3 million for the three months ended March 31, 2016 and 2015.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.  Investments

The following table shows the Company’s investments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Money market funds	$291	$291	$285	$285
Restricted investments in money market funds	$652	$652	$1,091	$1,091
Non-affiliate investments
Debt	$240,792	$238,426	$244,899	$242,167
Warrants	5,153	5,132	5,173	6,645
Other	4,782	700	4,422	300
Equity	549	777	1,000	1,155
Total non-affiliate investments	$251,276	$245,035	$255,494	$250,267

The following table shows the Company’s non-affiliate investments by industry sector as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$35,602	$35,611	$36,932	$37,911
Medical Device	22,431	21,842	25,753	22,736
Technology
Communications	12,310	12,207	20,170	19,916
Consumer-Related	20,152	20,739	18,699	19,421
Data Storage	4,421	318	4,444	319
Internet and Media	63	65	63	69
Materials	9,931	9,928	9,918	9,920
Networking	3,641	3,623	757	740
Power Management	2,494	2,547	2,490	2,541
Semiconductors	16,874	16,569	18,944	18,628
Software	69,268	68,573	60,792	61,897
Cleantech
Alternative Energy	1,695	1,686	2,942	2,938
Energy Efficiency	3,258	3,254	3,371	3,370
Waste Recycling	5,972	5,973	5,968	5,970
Healthcare Information and Services
Diagnostics	7,715	7,098	8,001	7,336
Other	8,454	8,499	8,453	8,504
Software	26,995	26,503	27,797	28,051
Total non-affiliate investments	$251,276	$245,035	$255,494	$250,267

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

Debt investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At March 31, 2016 and December 31, 2015, the hypothetical market yield used ranged from 11% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of March 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2016:

March 31, 2016
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$238,176	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

	250	Liquidation Scenario	Discount Rate	18%	18%
			Probability Weighting	50%	50%

Warrant investments	4,897	Black-Scholes Valuation Model	Price Per Share	$0.00 – $63.98	$3.80
			Average Industry Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	700	Multiple Probability Weighted	Discount Rate	25%	25%
		Cash Flow Model	Probability Weighting	0% – 100%	33%

Equity investments	229	Last Equity Financing	Price Per Share	$0. 04 – $1.00	$0.39
Total Level 3 investments	$244,252

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2015:

December 31, 2015
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$241,667	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

	500	Liquidation Scenario	Discount Rate	25%	25%
			Probability Weighting	0% – 100%	30%

Warrant investments	5,407	Black-Scholes Valuation Model	Price Per Share	$0.00 – $615.46	$81.27
			Average Industry Volatility Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	386	Expected Acquisition Settlement	Price Per Share	$2.09	$2.09

Other investments	300	Multiple Probability Weighted	Discount Rate	25%	25%
		Cash Flow Model	Probability Weighting	100%	100%

Equity investments	101	Last Equity Financing	Price Per Share	$0.04	$0.04

	215	Expected Settlement	Price Per Share	$0.00 – $1.41	$1.41
Total Level 3 investments	$248,576

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. On March 31, 2016, the closing price of the 2019 Notes on the New York Stock Exchange was $25.40 per note, or $33.5 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on March 31, 2016, the Asset-Backed Notes (as defined in Note 6) were trading at par value, or $8.7 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$291	$—	$291	$—
Restricted investments in money market funds	$652	$—	$652	$—
Debt investments	$238,426	$—	$—	$238,426
Warrant investments	$5,132	$—	$235	$4,897
Other investments	$700	$—	$—	$700
Equity investments	$777	$548	$—	$229

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$285	$—	$285	$—
Restricted investments in money market funds	$1,901	$—	$1,901	$—
Debt investments	$242,167	$—	$—	$242,167
Warrant investments	$6,645	$—	$852	$5,793
Other investments	$300	$—	$—	$300
Equity investments	$1,155	$839	$—	$316

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$242,167	$5,793	$316	$300	$248,576
Purchase of investments	16,500	—	—	—	16,500
Warrants and equity received and classified as Level 3	—	81	45	—	126
Principal payments received on investments	(18,060)	—	—	(23)	(18,083)
Proceeds from sale of investments	—	(709)	(127)	—	(836)
Net realized (loss) gain on investments	(2,157)	608	(369)	—	(1,918)
Unrealized appreciation (depreciation) included in earnings	366	(876)	364	40	(106)
Transfer from debt investments to other investments	(383)	—	—	383	—
Other	(7)	—	—	—	(7)
Level 3 assets, end of period	$238,426	$4,897	$229	$700	$244,252

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended March 31, 2016, there were no transfers between levels.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2016 includes $1.8 million in unrealized depreciation on debt and other investments, $0.5 million in unrealized depreciation on warrant investments and $0.1 million in unrealized appreciation on equity investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$199,180	$3,966	$222	$300	$203,668
Purchase of investments	23,933	—	—	—	23,933
Warrants and equity received and classified as Level 3	—	151	—	—	151
Principal payments received on investments	(25,720)	—	—	(70)	(25,790)
Net realized loss on investments	—	(230)	—	—	(230)
Unrealized appreciation included in earnings	219	392	—	70	681
Transfer out of Level 3	—	(15)	—	—	(15)
Other	(2)	—	—	—	(2)
Level 3 assets, end of period	$197,610	$4,264	$222	$300	$202,396

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

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2015 includes $0.2 million in unrealized appreciation on debt investments and $0.2 million in unrealized appreciation on warrants.

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated statement of assets and liabilities, for which it is practicable to estimate that value. Certain financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value amounts for 2016 and 2015 have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

As of March 31, 2016 and December 31, 2015, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.  Borrowings

The following table shows the Company’s borrowings as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$8,696	$8,696	$—	$14,546	$14,546	$—
Key Facility	70,000	68,000	2,000	70,000	68,000	2,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	111,696	109,696	2,000	117,546	115,546	2,000
Unamortized debt issuance costs attributable to term borrowings	—	(545)	—	—	(592)	—
Total borrowings outstanding, net	$111,696	$109,151	$2,000	$117,546	$114,954	$2,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of March 31, 2016, the asset coverage for borrowed amounts was 244%.

On August 12, 2015, the Company amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $70 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on August 12, 2020. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. Based on a LIBOR rate of 0.44% and 0.43% on March 31, 2016 and December 31, 2015, respectively, the interest rate was 4.00% as of March 31, 2016 and December 31, 2015. The average rate for the three months ended March 31, 2016 and 2015 was 4.00%. As of March 31, 2016 and December 31, 2015, the Company had available borrowing capacity of $2.0 million, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2016, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On June 28, 2013, the Company completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of the Company, issued $90 million in the Asset-Backed Notes, which are rated A1(sf) by Moody’s Investors Service, Inc. The Company is the sponsor, originator and servicer for the transaction. The Asset-Backed Notes bear interest at a fixed rate of 3.00% per annum and have a stated maturity of May 15, 2018. As of March 31, 2016, 13.9%, or $33.2 million, of the Company’s total debt investment portfolio at fair value was held through the 2013-1 Securitization.

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

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds on the consolidated statements of assets and liabilities. The balances of restricted investments in money market funds were $0.7 million and $1.1 million as of March 31, 2016 and December 31, 2015, respectively.

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

The balance of unfunded commitments to extend credit was $2.5 million and $10.0 million as of March 31, 2016 and December 31, 2015, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2016:

	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Lehigh Technologies, Inc.	$1,500	$14
ScoreBig, Inc.	1,000	—
Total	$2,500	$14

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2016 totaling $0.01 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments represented 21% of total debt investments outstanding as of March 31, 2016 and December 31, 2015. No single debt investment represented more than 10% of the total debt investments as of March 31, 2016 and December 31, 2015. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 20% and 24% of total interest and fee income on investments for the three months ended March 31, 2016 and 2015, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2016 and for the years ended December 31, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Three Months Ended March 31, 2016
3/3/16	5/19/16	6/15/16	$0.115	$—	—	$—
3/3/16	4/20/16	5/16/16	0.115	—	—	—
3/3/16	3/18/16	4/15/16	0.115	1,306	1,840	21
			$0.345	$1,306	1,840	$21
Year Ended December 31, 2015
10/30/15	2/22/16	3/15/16	$0.115	$1,309	1,606	$18
10/30/15	1/21/16	2/17/16	0.115	1,308	1,931	18
10/30/15	12/18/15	1/15/16	0.115	1,311	1,841	18
7/29/15	11/19/15	12/15/15	0.115	1,317	1,687	20
7/29/15	10/20/15	11/16/15	0.115	1,317	1,967	22
7/29/15	9/18/15	10/15/15	0.115	1,315	2,418	24
5/1/15	8/19/15	9/15/15	0.115	1,312	2,577	26
5/1/15	7/20/15	8/14/15	0.115	1,312	2,420	27
5/1/15	6/18/15	7/15/15	0.115	1,312	2,045	26
3/6/15	5/20/15	6/15/15	0.115	1,311	2,036	28
3/6/15	4/20/15	5/15/15	0.115	1,311	1,950	28
3/6/15	3/20/15	4/15/15	0.115	1,095	877	12
			$1.380	$15,530	23,355	$267
Year Ended December 31, 2014
10/31/14	2/19/15	3/16/15	$0.115	$1,096	751	$11
10/31/14	1/20/15	2/13/15	0.115	1,094	956	12
10/31/14	12/17/14	1/15/15	0.115	1,096	786	11
8/1/14	11/19/14	12/15/14	0.115	1,093	1,099	15
8/1/14	10/20/14	11/17/14	0.115	1,095	850	12
8/1/14	9/18/14	10/15/14	0.115	1,095	901	12
5/1/14	8/19/14	9/15/14	0.115	1,095	812	12
5/1/14	7/21/14	8/15/14	0.115	1,080	2,042	29
5/1/14	6/18/14	7/17/14	0.115	1,093	784	11
3/6/14	5/20/14	6/16/14	0.115	1,091	1,128	15
3/6/14	4/17/14	5/15/14	0.115	1,090	1,174	16
3/6/14	3/19/14	4/15/14	0.115	1,097	644	8
			$1.380	$13,115	11,927	$164

On April 28, 2016, the Board declared three monthly distributions per share, payable as set forth in the following table.

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
August 17, 2016	August 19, 2016	September 15, 2016	$0.115
July 18, 2016	July 20, 2016	August 15, 2016	$0.115
June 16, 2016	June 20, 2016	July 15, 2016	$0.115

After paying distributions of $0.345 per share and earning $0.38 per share for the quarter, the Company’s undistributed spillover income as of March 31, 2016 was $0.14 per share. Spillover income includes any ordinary income and net capital gains from the preceding years that were not distributed during such years.

 Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Financial highlights

The following table shows financial highlights for the Company:

	Three Months Ended March 31,
	2016		2015
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$13.85		$14.36
Net investment income	0.38		0.30
Realized loss on investments	(0.17)		(0.02)
Unrealized (depreciation) appreciation on investments	(0.09)		0.11
Net increase in net assets resulting from operations	0.12		0.39
Net dilution from issuance of common stock	—		(0.18)
Distributions declared(1)	(0.35)		(0.35)
From net investment income	(0.35)		(0.35)
From net realized gain on investments	—		—
Return of capital	—		—
Other(2)	—		(0.03)
Net asset value at end of period	$13.62		$14.19
Per share market value, beginning of period	$11.73		$13.99
Per share market value, end of period	$11.61		$13.82
Total return based on a market value(3)	1.9%		1.3%
Shares outstanding at end of period	11,540,590		11,630,617
Ratios to average net assets:
Expenses without incentive fees	9.5	%(4)	9.4	%(4)
Incentive fees	2.8	%(4)	1.9	%(4)
Net expenses	12.3	%(4)	11.3	%(4)
Net investment income with incentive fees	11.0	%(4)	7.8	%(4)
Net assets at the end of the period	$157,220		$165,013
Average net asset value	$158,485		$151,630
Average debt per share	$9.71		$7.98
Portfolio turnover ratio	6.9%		12.4%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given year for distribution in the following year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2015, and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively lend to publicly traded companies in our Target Industries. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Term loans	50	$238,426	97.3%	52	$242,167	96.8%
Warrants	81	5,132	2.1	83	6,645	2.6
Other investments	2	700	0.3	1	300	0.1
Equity	5	777	0.3	6	1,155	0.5
Total		$245,035	100.0%		$250,267	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2016 and 2015:

	March 31,
	2016	2015
	(In thousands)
Beginning portfolio	$250,267	$205,101
New debt investments	16,500	23,933
Principal payments received on investments	(9,986)	(7,754)
Early pay-offs	(8,097)	(18,036)
Accretion of debt investment fees	362	340
New debt investment fees	(289)	(186)
New equity	45	—
Sale of investments	(836)	—
Net realized loss on investments	(1,917)	(230)
Net unrealized (depreciation) appreciation on investments	(1,014)	1,132
Ending portfolio	$245,035	$204,300

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$34,675	14.5%	$36,005	14.9%
Medical Device	21,231	8.9	22,472	9.2
Technology
Communications	12,188	5.1	19,511	8.1
Consumer-Related	19,723	8.3	18,268	7.5
Materials	9,838	4.1	9,825	4.1
Networking	3,548	1.5	693	0.3
Power Management	2,459	1.0	2,456	1.0
Semiconductors	16,197	6.8	18,237	7.5
Software	66,673	28.0	59,664	24.6
Cleantech
Alternative Energy	1,602	0.7	2,849	1.2
Energy Efficiency	3,114	1.3	3,227	1.3
Waste Recycling	5,940	2.5	5,936	2.5
Healthcare Information and Services
Diagnostics	6,962	2.9	7,247	3.0
Other	8,236	3.5	8,236	3.4
Software	26,040	10.9	27,541	11.4
Total	$238,426	100.0%	$242,167	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 21% of total debt investments outstanding as of March 31, 2016 and December 31, 2015. No single debt investment represented more than 10% of our total debt investments as of March 31, 2016 and December 31, 2015.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2016 and December 31, 2015, our debt investments had a weighted average credit rating of 3.0. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	9	$29,976	12.6%	7	$23,603	9.8%
3	33	186,026	78.0	37	199,185	82.2
2	7	22,174	9.3	7	18,879	7.8
1	1	250	0.1	1	500	0.2
Total	50	$238,426	100.0%	52	$242,167	100.0%

As of March 31, 2016, there was one debt investment with an internal credit rating of 1, with a cost of $0.9 million and a fair value of $0.3 million. As of December 31, 2015, there was one debt investment with an internal credit rating of 1, with a cost of $2.7 million and a fair value of $0.5 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended March 31, 2016 and 2015

The following table shows consolidated results of operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Total investment income	$9,297	$7,266
Total expenses	4,900	4,313
Net investment income before excise tax	4,397	2,953
Provision for excise tax	—	10
Net investment income	4,397	2,943
Net realized loss on investments	(1,986)	(230)
Net unrealized (depreciation) appreciation on investments	(1,014)	1,132
Net increase in net assets resulting from operations	$1,397	$3,845
Average debt investments, at fair value	$240,475	$193,370
Average borrowings outstanding	$112,035	$78,269

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $2.0 million, or 28.0%, to $9.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, total investment income consisted primarily of $9.0 million in interest income from investments, which included $2.5 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.3 million in income from fees. Interest income on investments increased by $2.4 million, or 37.2%, for the three months ended March 31, 2016 compared the three months ended March 31, 2015. Interest income on investments increased primarily due to an increase of $47.1 million, or 24.4%, in the average size of our investment portfolio. Other income, which includes prepayment fee income and fee income on debt investments, decreased by $0.4 million, or 58.2%, primarily due to two prepayments during the three months ended March 31, 2016 compared to four prepayments during the three months ended March 31, 2015. For the three months ended March 31, 2015, total investment income consisted primarily of $6.6 million in interest income from investments, which included $1.2 million in income from the accretion of origination fees and ETPs and $0.7 million in fee income.

For the three months ended March 31, 2016 and 2015, our dollar-weighted annualized yield on average debt investments was 15.5% and 15.0%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 20% and 24% of investment income for the three months ended March 31, 2016 and 2015, respectively.

Expenses

Total expenses increased by $0.6 million, or 13.6%, to $4.9 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $0.1 million, or 3.3%, to $1.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to the decrease of our effective cost of debt for the three months ended March 31, 2016.

Base management fee expense increased by $0.3 million, or 24.5%, to $1.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to an increase of $47.1 million, or 24.4%, in the average size of our investment portfolio.

Performance based incentive fee expense increased by $0.4 million, or 49.3%, to $1.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Performance based incentive fee expense increased due to higher pre-incentive fee net investment income.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the three months ended March 31, 2016, in the aggregate, remained flat compared to the three months ended March 31, 2015.

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

During the three months ended March 31, 2016, we realized net losses totaling $2.0 million primarily due to the resolution of one debt investment partially offset by realized gains on the sale of equity received upon the exercise of warrants. The debt investment was settled for net cash proceeds of $0.1 million and a royalty and sale agreement fair valued at $0.4 million, which resulted in a realized loss of $2.2 million and unrealized appreciation of $2.2 million as the fair value of the debt investment was adjusted on December 31, 2015 to reflect the outcome of this resolution. During the three months ended March 31, 2015, we realized net losses totaling $0.2 million primarily due to the write-off of warrants in two of our portfolio companies.

During the three months ended March 31, 2016, net unrealized depreciation on investments totaled $1.0 million which was primarily due to changes in fair value of our investment portfolio during the period offset by the reversal of previously recorded unrealized depreciation on one debt investment that was settled during the period, described above. During the three months ended March 31, 2015, net unrealized appreciation on investments totaled $1.1 million which was primarily due to change in fair value of our investment portfolio during the period.

Liquidity and capital resources

As of March 31, 2016 and December 31, 2015, we had cash and investments in money market funds of $17.6 million and $21.1 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of March 31, 2016 and December 31, 2015, we had $0.7 million and $1.1 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our asset-backed notes, or the Asset-Backed Notes. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our 7.375% notes due 2019, or the 2019 Notes, and the Asset-Backed Notes.

On March 24, 2015, we completed a public offering of 2.0 million shares of common stock for net proceeds of $26.5 million, after deducting underwriting commission and discounts and other offering expenses. We generally used the net proceeds from this offering to make investments, to repurchase or pay down liabilities and for general corporate purposes.

On September 28, 2015, our Board authorized a stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of September 30, 2016 or the repurchase of $5.0 million of our common stock. During the three months ended March 31, 2016, the Company did not make any repurchases of its common stock. Since inception, the Company repurchased 113,382 shares of its common stock at an average price of $11.53 on the open market at a total cost of $1.3 million.

At March 31, 2016 and December 31, 2015, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association, or Key, was $68.0 million. At March 31, 2016 and December 31, 2015, we had available borrowing capacity under the Key Facility of $2.0 million, subject to existing terms and advance rates.

Our operating activities provided cash of $6.3 million for the three months ended March 31, 2016, and our financing activities used cash of $9.8 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments partially offset by investments made in portfolio companies. Our financing activities used cash primarily to pay down our Asset-Backed Notes and pay distributions to our stockholders.

Our operating activities provided cash of $5.4 million for the three months ended March 31, 2015, and our financing activities provided cash of $16.0 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments, partially offset by investments made in portfolio companies. Our financing activities provided cash primarily from the completion of a follow-on public offering of 2.0 million shares of common stock for net proceeds of $26.5 million, after deducting underwriting commission and discounts and other offering expenses, which was partially offset by cash used to pay down borrowings and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
	(In thousands)
Asset-Backed Notes	$8,696	$8,696	$—	$14,546	$14,546	$—
Key Facility	70,000	68,000	2,000	70,000	68,000	2,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	111,696	109,696	2,000	117,546	115,546	2,000
Unamortized debt issuance costs attributable to term borrowings	—	(545)	—	—	(592)	—
Total borrowings outstanding, net	$111,696	$109,151	$2,000	$117,546	$114,954	$2,000

On August 12, 2015, we amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. Based on a LIBOR rate of 0.44% and 0.43% on March 31, 2016 and December 31, 2015, respectively, the interest rate was 4.00% as of March 31, 2016 and December 31, 2015.

On April 27, 2016, we further increased the size of the Key Facility from $70 million to $95 million by adding a $25 million commitment from MUFG Union Bank, N.A..

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

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2016, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

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

The Asset-Backed Notes were issued by 2013-1 Trust pursuant to a note purchase agreement, or the Note Purchase Agreement, dated as of June 28, 2013, by and among us, Horizon Funding 2013-1, LLC, or the Trust Depositor, as the Trust Depositor, 2013-1 Trust and Guggenheim Securities, LLC, or Guggenheim Securities, as initial purchaser, and are backed by the Trust Loans, made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The Trust Loans are serviced by us. In connection with the issuance and sale of the Asset-Backed Notes, we have made customary representations, warranties and covenants in the Note Purchase Agreement. The Asset-Backed Notes are secured obligations of 2013-1 Trust and are non-recourse to us.

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

As of March 31, 2016 and December 31, 2015, other assets were $2.0 million and $2.2 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2016:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$109,696	$12,064	$94,469	$3,163	$—
Unfunded commitments	2,500	2,500	—	—	—
Total	$112,196	$14,564	$94,469	$3,163	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2016, we had unfunded commitments of $2.5 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Advisers Act. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2016 and 2015, we paid the Advisor $2.4 million and $1.8 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2016 and 2015, we paid the Advisor $0.3 million pursuant to the Administration Agreement.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2016 and December 31, 2015.

Recently adopted accounting pronouncement

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, containing guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. We have adopted ASU 2015-03 which did not have a material impact on our consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, we recorded debt issuance costs in other assets as an asset on the consolidated statements of assets and liabilities. Upon adoption, we reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the debt issuance costs that were previously presented in other assets as an asset as of December 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were at floating and fixed rates. We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2016 and December 31, 2015, 95% and 93%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our March 31, 2016 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income), the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$5,571	$1,855	$3,716
Up 200 basis points	$4,081	$1,165	$2,916
Up 100 basis points	$2,129	$476	$1,653
Down 300 basis points	$(238)	$—	$(238)
Down 200 basis points	$(178)	$—	$(178)
Down 100 basis points	$(118)	$—	$(118)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2019 Notes and Asset-Backed Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision, subject to a floor of 0.75%, based on a LIBOR index which resets daily, and any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2016 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2015.

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

Horizon Technology Finance Corporation

Date: May 3, 2016	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: May 3, 2016	By:	/s/ Christopher M. Mathieu
		Name:	Christopher M. Mathieu
		Title:	Chief Financial Officer

