Form 10-Q
period 2016-06-30
Horizon Technology Finance Corp
filed 2016-08-02
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 2, 2016, the Registrant had 11,548,564 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015

Assets
Non-affiliate investments at fair value (cost of $243,221 and $255,494, respectively) (Note 4)	$233,266	$250,267
Investments in money market funds	—	285
Cash	16,280	20,765
Restricted investments in money market funds	—	1,091
Interest receivable	8,114	6,258
Other assets	2,259	2,230
Total assets	$259,919	$280,896

Liabilities
Borrowings (Note 6)	$100,502	$114,954
Distributions payable	3,984	3,980
Base management fee payable (Note 3)	406	385
Incentive fee payable (Note 3)	1,027	1,028
Other accrued expenses	770	798
Total liabilities	106,689	121,145

Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,661,531 and 11,648,594 shares issued and 11,548,149 and 11,535,212 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	12	12
Paid-in capital in excess of par	179,833	179,707
Distributions in excess of net investment income	(1,063)	(2,006)
Net unrealized depreciation on investments	(9,955)	(5,227)
Net realized loss on investments	(15,597)	(12,735)
Total net assets	153,230	159,751
Total liabilities and net assets	$259,919	$280,896
Net asset value per common share	$13.27	$13.85

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment income
Interest income on non-affiliate investments	$8,788	$6,599	$17,790	$13,161
Prepayment fee income on non-affiliate investments	263	208	429	728
Fee income on non-affiliate investments	41	50	170	234
Total investment income	9,092	6,857	18,389	14,123
Expenses
Interest expense	1,512	1,263	3,046	2,850
Base management fee (Note 3)	1,247	1,146	2,531	2,177
Performance based incentive fee (Note 3)	1,027	722	2,126	1,458
Administrative fee (Note 3)	275	309	556	577
Professional fees	343	287	844	718
General and administrative	261	299	462	559
Total expenses	4,665	4,026	9,565	8,339
Management and performance based incentive fees waived (Note 3)	—	(67)	—	(67)
Net expenses	4,665	3,959	9,565	8,272
Net investment income before excise tax	4,427	2,898	8,824	5,851
(Credit) provision for excise tax	(85)	10	(85)	20
Net investment income	4,512	2,888	8,909	5,831
Net realized and unrealized loss on investments
Net realized loss on investments	(876)	(29)	(2,862)	(259)
Net unrealized (depreciation) appreciation on investments	(3,714)	(1,114)	(4,728)	18
Net realized and unrealized loss on investments	(4,590)	(1,143)	(7,590)	(241)
Net (decrease) increase in net assets resulting from operations	$(78)	$1,745	$1,319	$5,590
Net investment income per common share	$0.39	$0.25	$0.77	$0.54
Net (decrease) increase in net assets per common share	$(0.01)	$0.15	$0.11	$0.52
Distributions declared per share	$0.345	$0.345	$0.69	$0.69
Weighted average shares outstanding	11,544,412	11,632,724	11,541,208	10,725,004

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributions in Excess of Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2014	9,628,124	$10	$155,240	$(1,102)	$(4,737)	$(11,163)	$138,248
Issuance of common stock, net of offering costs	2,000,000	2	26,657	—	—	—	26,659
Net increase in net assets resulting from operations	—	—	—	5,831	18	(259)	5,590
Issuance of common stock under dividend reinvestment plan	7,356	—	102	—	—	—	102
Distributions declared	—	—	—	(7,797)	—	—	(7,797)
Reclassification of permanent tax differences (Note 2)	—	—	(971)	893	—	78	—
Balance at June 30, 2015	11,635,480	$12	$181,028	$(2,175)	$(4,719)	$(11,344)	$162,802

Balance at December 31, 2015	11,535,212	$12	$179,707	$(2,006)	$(5,227)	$(12,735)	$159,751
Net increase in net assets resulting from operations	—	—	—	8,909	(4,728)	(2,862)	1,319
Issuance of common stock under dividend reinvestment plan	12,937	—	142	—	—	—	142
Repurchases of common stock	—	—	(16)	—	—	—	(16)
Distributions declared	—	—	—	(7,966)	—	—	(7,966)
Balance at June 30, 2016	11,548,149	$12	$179,833	$(1,063)	$(9,955)	$(15,597)	$153,230

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,319	$5,590
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	306	523
Net realized loss on investments	2,862	259
Net unrealized depreciation (appreciation) on investments	4,728	(18)
Purchase of investments	(31,687)	(71,933)
Principal payments received on investments	40,466	36,577
Proceeds from sale of investments	935	—
Changes in assets and liabilities:
Net decrease (increase) in investments in money market funds	285	(307)
Net decrease in restricted investments in money market funds	1,091	1,064
Increase in interest receivable	(372)	(194)
Increase in end-of-term payments	(1,510)	(673)
(Decrease) increase in unearned income	(278)	97
(Increase) decrease in other assets	(19)	431
(Decrease) increase in other accrued expenses	(28)	38
Increase in base management fee payable	21	11
Decrease in incentive fee payable	(1)	(77)
Net cash provided by (used in) operating activities	18,118	(28,612)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	26,659
Repayment of Asset-Backed Notes	(14,546)	(14,191)
Advances on credit facility	—	26,000
Distributions paid	(7,820)	(7,003)
Repurchase of common stock	(16)	—
Debt issuance costs	(221)	—
Net cash (used in) provided by financing activities	(22,603)	31,465
Net (decrease) increase in cash	(4,485)	2,853
Cash:
Beginning of period	20,765	8,417
End of period	$16,280	$11,270
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,722	$2,317
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$149	$485
Distributions payable	$3,984	$4,014
End-of-term payments receivable	$6,570	$4,458

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — 148.1% (8)
Debt Investments — Life Science — 33.0% (8)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	$5,000	$4,953	$4,953
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
		Term Loan (9.25% cash (Libor + 8.75%; Floor 9.25%;	5,000	4,962	4,962
		Ceiling 10.75%), 5.00% ETP, Due 3/1/19)
New Haven Pharmaceuticals, Inc. (2)(11)	Biotechnology	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,301	1,293	1,293
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	434	431	431
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,988	1,988
		10.50%), 6.10% ETP, Due 3/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	6,265	6,198	6,198
		10.00%), 4.00% ETP, Due 4/1/19)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,950	4,950
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.00% cash (Libor + 8.50%; Floor	5,000	4,946	4,946
		9.00%), 5.00% ETP, Due 8/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.50% cash (Libor + 9.00%; Floor	1,361	1,357	1,357
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	827	823	823
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor	2,500	2,485	2,485
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.50% cash (Libor + 10.50%; Floor	2,917	2,881	2,881
		11.50%), 5.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.29% cash (Libor + 11.82%), 4.00% ETP,	2,121	2,105	2,105
		Due 7/1/17)
		Term Loan (12.29% cash (Libor + 11.82%), 4.00% ETP,	2,121	2,105	2,105
		Due 7/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.25% cash (Libor + 8.75%; Floor	5,000	4,952	4,952
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (9.25% cash (Libor + 8.75%; Floor	2,500	2,470	2,470
		9.25%), 4.50% ETP, Due 3/1/19)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.66% cash (Prime + 7.16%), 2.50% ETP,	1,688	1,685	1,685
		Due 9/1/16)
Total Debt Investments — Life Science				50,584	50,584
Debt Investments — Technology — 83.8% (8)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	390	388	388
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	130	130	130
mBlox, Inc. (2)	Communications	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,464	4,446	4,446
		11.50%; Ceiling 13.00%), 3.40% ETP, Due 7/1/18)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	4,464	4,446	4,446
		11.50%; Ceiling 13.00%), 3.40% ETP, Due 7/1/18)
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.75% cash (Libor + 11.25%; Floor	2,083	2,060	2,060
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)
		Term Loan (11.75% cash (Libor + 11.25%; Floor	2,500	2,470	2,470
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 1/1/19)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,067	1,051	1,051
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 11/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	633	620	620
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 2/1/18)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	700	689	689
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 4/1/18)
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.00% cash (Libor + 10.50%; Floor	7,500	7,306	7,306
		11.00%), 3.00% ETP, Due 10/1/19)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (10.90% cash (Libor + 10.40%; Floor	3,000	2,952	2,952
		10.90%), 3.00% ETP, Due 6/1/19)
		Term Loan (10.90% cash (Libor + 10.40%; Floor	2,000	1,960	1,960
		10.90%), 3.00% ETP, Due 3/1/20)
MediaBrix, Inc. (2)	Internet and Media	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,000	3,960	3,960
		11.50%), 3.00% ETP, Due 1/1/20)
Zinio Holdings, LLC (2)	Internet and Media	Term Loan (11.75% cash (Libor + 11.25%; Floor	4,000	3,962	3,962
		11.75%), 4.00% ETP, Due 2/1/20)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.00% cash (Libor + 9.50%; Floor	5,000	4,928	4,928
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	2,500	2,464	2,464
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash (Libor + 9.50%; Floor	2,500	2,458	2,458
		10.00%), 5.00% ETP, Due 1/1/20)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	524	520	520
		Term Loan (11.50% cash (Libor + 11.00%; Floor	3,000	2,944	2,944
		11.50%), 3.00% ETP, Due 4/1/20)
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (11.20% cash (Libor + 10.70%; Floor	2,500	2,463	2,463
		11.20%), 3.00% ETP, Due 3/1/19)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,044	1,041	1,041
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,700	1,695	1,695
		Ceiling 11.75%), 2.40% ETP, Due 10/1/18)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,905	1,867	1,867
		Ceiling 11.75%), 2.00% ETP, Due 2/1/19)
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.00% cash (Libor + 11.50%; Floor	1,955	1,913	1,913
		12.00%; Ceiling 14.00%), 2.50% ETP, Due 12/31/16)
		Term Loan (12.00% cash (Libor + 11.50%; Floor	822	811	811
		12.00%; Ceiling 14.00%), 2.50% ETP, Due 12/31/16)
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	1,140	1,126	1,126
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (10.25% cash (Libor + 9.75%; Floor 10.25%;	636	634	634
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%),	833	829	829
		4.50% ETP, Due 12/1/18)
		Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%),	833	828	828
		4.50% ETP, Due 12/1/18)
		Term Loan (9.50% cash (Libor + 9.00%; Floor 9.50%),	2,000	1,989	1,989
		4.50% ETP, Due 11/1/19)
Xtera Communications, Inc. (5)	Semiconductors	Term Loan (12.50% cash, 17.50% ETP, Due 7/31/16)	3,056	3,047	3,047
		Term Loan (12.50% cash, 17.50% ETP, Due 7/31/16)	849	847	847
Bridge2 Solutions, Inc.	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	4,000	3,971	3,971
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 7/1/19)
		Term Loan (11.50% cash (Libor + 11.00%; Floor	1,000	996	996
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 1/1/20)
ControlScan, Inc. (2)	Software	Term Loan (10.70% cash (Libor + 10.25%),	4,500	4,406	4,406
		3.00% ETP, Due 7/1/20)
Crowdstar, Inc. (2)	Software	Term Loan (10.75% cash (Libor + 10.25%; Floor	1,636	1,616	1,616
		10.75%), 3.00% ETP, Due 9/1/18)
Decisyon, Inc. (2)	Software	Term Loan (12.78% cash (Libor + 12.308%; Floor	1,523	1,520	1,434
		12.50%), 6.50% ETP, Due 10/1/17)
		Term Loan (12.78% cash (Libor + 12.308%; Floor	833	703	663
		12.50%), 6.50% ETP, Due 1/1/18)
Digital Signal Corporation	Software	Term Loan (10.72% cash (Libor + 10.25%; Floor	1,500	1,463	1,214
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.72% cash (Libor + 10.25%; Floor	1,500	1,463	1,214
		10.43%), 5.00% ETP, Due 7/1/19)
Education Elements, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,973	1,973
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	1,500	1,474	1,474
		10.50%), 4.00% ETP, Due 8/1/19)
Netuitive, Inc.	Software	Term Loan (12.72% cash (Libor + 12.25%; Floor	663	662	662
		12.50%), 3.33% ETP, Due 9/1/17)
Nomi Corporation (11)	Software	Term Loan (10.62% cash (Libor + 10.15%; Floor	3,184	3,148	850
		10.35%), 2.00% ETP, Due 1/1/20)
		Term Loan (10.62% cash (Libor + 10.15%; Floor	3,184	3,148	850
		10.35%), 2.00% ETP, Due 1/1/20)
ScoreBig, Inc. (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	3,403	3,327	3,327
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,403	3,357	3,357
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,000	1,948	1,948

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
		10.50%), 4.00% ETP, Due 3/1/20)
SIGNiX, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	2,600	2,524	2,235
		11.50%), Due 8/1/18)
SilkRoad Technology, Inc. (2)	Software	Term Loan (10.85% cash (Libor + 10.35%; Floor	7,500	7,445	7,445
		10.85%; Ceiling 12.85%), 3.00% ETP, Due 6/1/19)
Skyword, Inc.	Software	Term Loan (11.45% cash (Libor + 10.95%; Floor	4,000	3,934	3,934
		11.45%), 3.00% ETP, Due 8/1/19)
Social Intelligence Corp. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	484	473	467
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.65% cash (Libor + 11.15%; Floor	4,000	3,976	3,976
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.65% cash (Libor + 11.15%; Floor	3,667	3,640	3,640
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,300	1,291	1,291
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (13.00% cash, 7.58% ETP, Due 12/1/17)	2,770	2,770	2,770
xTech Holdings, Inc. (2)	Software	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,833	1,808	1,808
		11.00%), 3.00% ETP, Due 4/1/19)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	2,000	1,966	1,966
		11.00%), 3.00% ETP, Due 3/1/20)
Total Debt Investments — Technology				133,846	128,331
Debt Investments — Cleantech — 6.1% (8)
Renmatix, Inc. (2)	Alternative Energy	Term Loan (10.25% cash, Due 10/1/16)	684	684	684
Rypos, Inc. (2)	Energy Efficiency	Term Loan (12.02% cash, 4.25% ETP, Due 6/1/17)	1,995	1,978	1,978
		Term Loan (12.02% cash, 4.25% ETP, Due 1/1/18)	852	841	841
Lehigh Technologies, Inc. (2)	Waste Recycling	Term Loan (10.19% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,964	2,964
		Due 8/1/19)
		Term Loan (10.19% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,978	2,978
		Due 8/1/19)
Total Debt Investments — Cleantech				9,445	9,445
Debt Investments — Healthcare information and services — 25.2% (8)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (9.00% cash (Libor + 8.50%; Floor 9.00%)	4,500	4,403	4,156
		4.50% ETP, Due 10/1/18)
LifePrint Group, Inc. (2)	Diagnostics	Term Loan (11.00% cash (Libor + 10.50%; Floor	1,800	1,775	1,775
		11.00%; Ceiling 12.50%), 3.00% ETP, Due 1/1/18)
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,208	3,203	3,203
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	3,208	3,203	3,203
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.00% cash (Libor + 9.50%; Floor 10.00%;	1,250	1,248	1,248
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
MedAvante, Inc. (2)	Software	Term Loan (9.75% cash (Libor + 9.25%; Floor	3,000	2,964	2,964
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.75% cash (Libor + 9.25%; Floor	3,000	2,964	2,964
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.75% cash (Libor + 9.25%; Floor	4,000	3,943	3,943
		9.75%), 4.00% ETP, Due 7/1/19)
Medsphere Systems Corporation (2)	Software	Term Loan (10.50% cash (Libor + 10.00%; Floor	5,000	4,933	4,933
		10.50%), 7.00% ETP, Due 7/1/19)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	2,500	2,466	2,466
		10.50%), 7.00% ETP, Due 7/1/19)
Recondo Technology, Inc. (2)	Software	Term Loan (11.50% cash (Libor + 11.00%; Floor	1,038	1,035	1,035
		11.50%), 6.60% ETP, Due 12/1/17)
		Term Loan (11.00% cash (Libor + 10.50%; Floor	1,875	1,870	1,870
		11.00%), 4.50% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	1,875	1,872	1,872
		10.50%), 2.75% ETP, Due 12/1/17)
		Term Loan (10.50% cash (Libor + 10.00%; Floor	3,000	2,971	2,971
		10.50%), 2.50% ETP, Due 1/1/19)
Total Debt Investments — Healthcare information and services				38,850	38,603
Total Debt Investments				232,725	226,963

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Warrant Investments — 3.3% (8)
Warrants — Life Science — 0.2% (8)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	33,112 Common Stock Warrants	33	4
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	28,204 Common Stock Warrants	17	43
New Haven Pharmaceuticals, Inc. (2)	Biotechnology	103,982 Preferred Stock Warrants	88	1
Nivalis Therapeutics, Inc. (5)	Biotechnology	18,534 Common Stock Warrants	122	—
Ocera Therapeutics, Inc. (2)(5)	Biotechnology	6,491 Common Stock Warrants	6	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants	51	—
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	68	47
Sample6, Inc. (2)	Biotechnology	351,018 Preferred Stock Warrants	45	30
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	12,302 Common Stock Warrants	5	—
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants	24	28
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	144	—
EnteroMedics, Inc. (5)	Medical Device	9,402 Common Stock Warrants	347	—
IntegenX, Inc. (2)	Medical Device	170,646 Preferred Stock Warrants	34	25
Lantos Technologies, Inc. (2)	Medical Device	1,287,817 Preferred Stock Warrants	38	40
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	26	38
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants	52	36
NinePoint Medical, Inc. (2)	Medical Device	566,038 Preferred Stock Warrants	33	32
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants	15	10
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	13	—
Total Warrants — Life Science			1,337	334
Warrants — Technology — 2.5% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	33	19
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants	89	—
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants	33	26
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	69	8
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	689
If(we), Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	27	61
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants	164	146
SavingStar, Inc. (2)	Consumer-related Technologies	98,860 Preferred Stock Warrants	59	57
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	22	—
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	63	64
The NanoSteel Company, Inc. (2)	Materials	147,424 Preferred Stock Warrants	93	88
IntelePeer, Inc.	Networking	141,549 Common Stock Warrants	39	26
Nanocomp Technologies, Inc. (2)	Networking	681,819 Preferred Stock Warrants	54	48
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	7	60
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants	28	27
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants	101	41
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	25	27
InVisage Technologies, Inc. (2)	Semiconductors	395,009 Preferred Stock Warrants	48	43
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	59	61
Luxtera, Inc.(2)	Semiconductors	2,508,671 Preferred Stock Warrants	49	100
Soraa, Inc. (2)	Semiconductors	180,000 Preferred Stock Warrants	80	411
Xtera Communications, Inc. (5)	Semiconductors	37,831 Common Stock Warrants	205	—
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants	113	109
Bridge2 Solutions, Inc.	Software	75,458 Common Stock Warrants	18	333
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	14	81
ControlScan, Inc. (2)	Software	2,295,918 Preferred Stock Warrants	19	19
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	14	11
Decisyon, Inc. (2)	Software	82,967 Common Stock Warrants	46	—
Digital Signal Corporation	Software	85,308 Common Stock Warrants	32	—
Education Elements, Inc. (2)	Software	238,122 Preferred Stock Warrants	28	22
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	22	267
Netuitive, Inc.	Software	41,569 Common Stock Warrants	48	—
Nomi Corporation	Software	2,535,864 Preferred Stock Warrants	—	—
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	12	10
ScoreBig, Inc. (2)	Software	879,014 Preferred Stock Warrants	88	45
SIGNiX, Inc. (2)	Software	72,166 Preferred Stock Warrants	88	85
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	46
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	118

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	242	555
Vidsys, Inc.	Software	85,399 Preferred Stock Warrants	23	21
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	—
xTech Holdings, Inc. (2)	Software	158,730 Preferred Stock Warrants	43	43
Total Warrants — Technology			2,387	3,768
Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	68	—
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	25	20
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	21
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	100	108
Lehigh Technologies, Inc. (2)	Waste Recycling	272,727 Preferred Stock Warrants	33	32
Total Warrants — Cleantech			270	181
Warrants — Healthcare information and services — 0.5% (8)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	107	63
Candescent Health, Inc. (2)	Diagnostics	519,991 Preferred Stock Warrants	378	—
Helomics Corporation	Diagnostics	13,461 Common Stock Warrants	73	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	2,492,523 Common Stock Warrants	112	88
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	1
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants	54	—
Singulex, Inc.	Other Healthcare	293,632 Preferred Stock Warrants	44	44
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	35
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	74	61
MedAvante, Inc. (2)	Software	114,285 Preferred Stock Warrants	66	64
Medsphere Systems Corporation (2)	Software	7,097,791 Preferred Stock Warrants	60	194
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	193
Total Warrants — Healthcare information and services			1,192	743
Total Warrants			5,186	5,026

Other Investments — 0.4% (8)
ZetrOZ, Inc.	Medical Device	Royalty Agreement	375	400
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,375	200
Total Other Investments			4,750	600
Equity — 0.4% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	238	328
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	73	66
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	83	43
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock	9	83
Decisyon, Inc.	Software	3,573,173 Common Stock	157	157
Total Equity			560	677
Total Portfolio Investment Assets — 152.2%			$243,221	$233,266

_____________________________

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of June 30, 2016 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), as of June 30, 2016. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment is on non-accrual status at June 30, 2016.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2016, there were two debt investments on non-accrual status with a cost of $16.2 million and a fair value of $11.6 million. For the three and six months ended June 30, 2015, the Company recognized interest income payments of $0.05 million and $0.1 million, respectively, received from one portfolio company whose debt investment was on non-accrual status. As of December 31, 2015, there was one investment on non-accrual status with a cost of $2.7 million and a fair value of $0.5 million.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended June 30, 2016 and 2015 was 7.7% and 7.4%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2016 and 2015 was 14.2% and 7.4%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of June 30, 2016 and December 31, 2015 was $1.8 million and $1.9 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of June 30, 2016 and December 31, 2015 were $4.2 million and $3.9 million, respectively. The amortization expense for the three months ended June 30, 2016 and 2015 was $0.2 million. The amortization expense for the six months ended June 30, 2016 and 2015 was $0.3 million and $0.5 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Paragraph 946-205-45-3 of the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the six months ended June 30, 2015, the Company reclassified $1.0 million to paid-in capital from distributions in excess of net investment income of $0.9 million and net realized loss on investments of $0.1 million, which related to excise taxes paid in prior years.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2016, there was no U.S. federal excise tax accrual recorded. For the six months ended June 30, 2015, a $0.02 million accrual was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2016 and December 31, 2015. The 2014, 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

Distributions

Distributions to common stockholders are recorded on the declaration date. The amount to be paid out as distributions is determined by the Board. Net realized long-term capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of cash distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board declares a cash distribution, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company may use newly issued shares to implement the plan or the Company may purchase shares in the open market to fulfill its obligations under the plan.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On September 28, 2015, the Board authorized a stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of September 30, 2016 or the repurchase of $5.0 million of the Company’s common stock. During the three and six months ended June 30, 2016, the Company did not complete any repurchases of its common stock. Since the inception of the stock repurchase program, the Company has repurchased 113,382 shares of its common stock at an average price of $11.53 on the open market at a total cost of $1.3 million. On July 29, 2016, the Board extended the stock repurchase program until the earlier of June 30, 2017 or the repurchase of $5.0 million of the Company’s common stock.

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

Recently adopted accounting pronouncement

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), as clarified by ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), containing guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The Company has adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, the Company recorded debt issuance costs in other assets as an asset on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the debt issuance costs that were previously presented in other assets as an asset as of December 31, 2015, as discussed further in Note 6.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.  Related party transactions

Investment Management Agreement

The Investment Management Agreement was reapproved by the Board on July 29, 2016. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of (i) the Company’s gross assets, less (ii) assets consisting of cash and cash equivalents, and is payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. In addition, the Advisor agreed to waive its base management fee relating to the proceeds raised in the 2015 Offering, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which the Company’s net investment income exceeds distributions declared on its shares of common stock for the applicable quarter. As of December 31, 2015, the Company met condition (ii) above as net investment income exceeded distributions declared for the quarters ended September 30, 2015 and December 31, 2015.

During the three months ended June 30, 2015, the Advisor waived base management fees of $0.1 million, which the Advisor would have otherwise earned on the proceeds raised in the 2015 Offering. The base management fee payable at June 30, 2016 and December 31, 2015 was $0.4 million. After giving effect of the waiver, the base management fee expense was $1.2 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively. After giving effect of the waiver, the base management fee expense was $2.5 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.

The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income the Company has not yet received in cash. The incentive fee with respect to the Pre-Incentive Fee Net Investment Income is 20.00% of the amount, if any, by which the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the Pre-Incentive Fee Net Investment Income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% quarterly (which is 8.75% annualized). The effect of this “catch-up” provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply.

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

The performance based incentive fee expense was $1.0 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively. The performance based incentive fee expense was $2.1 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. The performance based incentive fee expense was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended June 30, 2016, which resulted in $0.1 million of reduced expense resulting in $0.1 million of additional net investment income. The performance based incentive fee payable as of June 30, 2016 and December 31, 2015 was $1.0 million. The entire incentive fee payable as of June 30, 2016 and December 31, 2015 represented part one of the incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.3 million for the three months ended June 30, 2016 and 2015. The administrative fee expense was $0.6 million for the six months ended June 30, 2016 and 2015.

Note 4.  Investments

The following table shows the Company’s investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Money market funds	$—	$—	$285	$285
Restricted investments in money market funds	$—	$—	$1,091	$1,091
Non-affiliate investments
Debt	$232,725	$226,963	$244,899	$242,167
Warrants	5,186	5,026	5,173	6,645
Other	4,750	600	4,422	300
Equity	560	677	1,000	1,155
Total non-affiliate investments	$243,221	$233,266	$255,494	$250,267

The following table shows the Company’s non-affiliate investments by industry sector as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$35,313	$34,948	$36,932	$37,911
Medical Device	17,377	16,807	25,753	22,736
Technology
Communications	9,532	9,429	20,170	19,916
Consumer-Related	19,537	20,178	18,699	19,421
Data Storage	4,397	200	4,444	319
Internet and Media	7,985	7,986	63	69
Materials	9,943	9,938	9,918	9,920
Networking	3,557	3,538	757	740
Power Management	2,498	2,550	2,490	2,541
Semiconductors	17,194	17,311	18,944	18,628
Software	66,131	61,409	60,792	61,897
Cleantech
Alternative Energy	777	704	2,942	2,938
Energy Efficiency	2,963	2,948	3,371	3,370
Waste Recycling	5,975	5,974	5,968	5,970
Healthcare Information and Services
Diagnostics	6,931	6,083	8,001	7,336
Other	7,872	7,794	8,453	8,504
Software	25,239	25,469	27,797	28,051
Total non-affiliate investments	$243,221	$233,266	$255,494	$250,267

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Debt investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At June 30, 2016 and December 31, 2015, the hypothetical market yields used ranged from 11% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of June 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2016:

June 30, 2016
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$215,352	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

	11,611	Liquidation Scenario	Probability Weighting	10% – 75%	36%

Warrant investments	4,835	Black-Scholes Valuation Model	Price Per Share	$0.00 – $63.98	$3.82
			Average Industry Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	600	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 0% – 100%	25% 33%

Equity investments	240	Last Equity Financing	Price Per Share	$0. 04 – $1.00	$0.37
Total Level 3 investments	$232,638

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

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. On June 30, 2016, the closing price of the 2019 Notes on the New York Stock Exchange was $25.57 per note, or $33.8 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$226,963	$—	$—	$226,963
Warrant investments	$5,026	$—	$191	$4,835
Other investments	$600	$—	$—	$600
Equity investments	$677	$437	$—	$240

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$285	$—	$285	$—
Restricted investments in money market funds	$1,901	$—	$1,901	$—
Debt investments	$242,167	$—	$—	$242,167
Warrant investments	$6,645	$—	$852	$5,793
Other investments	$300	$—	$—	$300
Equity investments	$1,155	$839	$—	$316

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2016:

	Three Months Ended June 30, 2016
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$238,426	$4,897	$229	$700	$244,252
Purchase of investments	15,187	—	—	—	15,187
Warrants and equity received and classified as Level 3	—	68	11	—	79
Principal payments received on investments	(22,400)	—	—	(32)	(22,432)
Proceeds from sale of investments	—	(97)	(2)	—	(99)
Net realized (loss) gain on investments	(936)	64	2	—	(870)
Unrealized depreciation included in earnings	(3,395)	(97)	—	(68)	(3,560)
Other	81	—	—	—	81
Level 3 assets, end of period	$226,963	$4,835	$240	$600	$232,638

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended June 30, 2016, there were no transfers between levels.

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

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended June 30, 2015, there were no transfers between levels.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$242,167	$5,793	$316	$300	$248,576
Purchase of investments	31,687	—	—	—	31,687
Warrants and equity received and classified as Level 3	—	149	56	—	205
Principal payments received on investments	(40,460)	—	—	(55)	(40,515)
Proceeds from sale of investments	—	(806)	(129)	—	(935)
Net realized (loss) gain on investments	(3,093)	672	(367)	—	(2,788)
Unrealized (depreciation) appreciation included in earnings	(3,029)	(973)	364	(28)	(3,666)
Transfer from debt investments to other investments	(383)	—	—	383	—
Other	74	—	—	—	74
Level 3 assets, end of period	$226,936	$4,835	$240	$600	$232,638

The Company’s transfers between levels are recognized at the end of each reporting period. During the six months ended June 30, 2016, there were no transfers between levels.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2016 includes $5.2 million in unrealized depreciation on debt and other investments, $0.6 million in unrealized depreciation on warrant investments and $0.1 million in unrealized appreciation on equity investments.

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

As of June 30, 2016 and December 31, 2015, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.  Borrowings

The following table shows the Company’s borrowings as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$—	$—	$—	$14,546	$14,546	$—
Key Facility	95,000	68,000	27,000	70,000	68,000	2,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	128,000	101,000	27,000	117,546	115,546	2,000
Unamortized debt issuance costs attributable to term borrowings	—	(498)	—	—	(592)	—
Total borrowings outstanding, net	$128,000	$100,502	$27,000	$117,546	$114,954	$2,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of June 30, 2016, the asset coverage for borrowed amounts was 252%.

On August 12, 2015, the Company amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. On April 27, 2016, the Company added a $25 million commitment to the existing $70 million commitment. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $95 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on August 12, 2020. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. Based on a LIBOR rate of 0.47% and 0.43% on June 30, 2016 and December 31, 2015, respectively, the interest rate was 4.00% as of June 30, 2016 and December 31, 2015. The average rate for the three and six months ended June 30, 2016 and 2015 was 4.00%. As of June 30, 2016, the Company had borrowing capacity of $27.0 million, of which $21.0 million was available, subject to existing terms and advance rates. As of December 31, 2015, the Company had available borrowing capacity of $2.0 million, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2016, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On June 28, 2013, the Company completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of the Company, issued $90 million in the Asset-Backed Notes, which were rated A1(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by 2013-1 Trust and were backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of such portfolio companies. The Asset-Backed Notes were secured obligations of 2013-1 Trust and non-recourse to the Company. In connection with the issuance and sale of the Asset-Backed Notes, the Company made customary representations, warranties and covenants. The Asset-Backed Notes bore interest at a fixed rate of 3.00% per annum and had a stated maturity of May 15, 2018. As of June 30, 2016 the Asset-Backed Notes were repaid in full.

Under the terms of the Asset-Backed Notes, the Company was required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes. The Company had segregated these funds and classified them as restricted investments in money market funds on the consolidated statements of assets and liabilities. The balance of restricted investments in money market funds was $1.1 million as of December 31, 2015.

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

The balance of unfunded commitments to extend credit was $3.0 million and $10.0 million as of June 30, 2016 and December 31, 2015, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2016:

	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Control Scan, Inc.	$3,000	$35
Total	$3,000	$35

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2016 totaling $0.04 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments represented 21% of total debt investments outstanding as of June 30, 2016 and December 31, 2015. No single debt investment represented more than 10% of the total debt investments as of June 30, 2016 and December 31, 2015. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 17% and 21% of total interest and fee income on investments for the three months ended June 30, 2016 and 2015, respectively. Interest income from the five largest debt investments accounted for 18% and 21% of total interest and fee income on investments for the six months ended June 30, 2016 and 2015, respectively.

Note 9. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2016 and for the years ended December 31, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Six Months Ended June 30, 2016
4/28/16	8/19/16	9/15/16	$0.115	$—	—	$—
4/28/16	7/20/16	8/15/16	0.115	—	—	—
4/28/16	6/20/16	7/15/16	0.115	1,305	1,734	23
3/3/16	5/19/16	6/15/16	0.115	1,305	1,898	23
3/3/16	4/20/16	5/16/16	0.115	1,283	3,821	44
3/3/16	3/18/16	4/15/16	0.115	1,306	1,840	21
			$0.690	$5,199	9,293	$111
Year Ended December 31, 2015
10/30/15	2/22/16	3/15/16	$0.115	$1,309	1,606	$18
10/30/15	1/21/16	2/17/16	0.115	1,308	1,931	18
10/30/15	12/18/15	1/15/16	0.115	1,311	1,841	18
7/29/15	11/19/15	12/15/15	0.115	1,317	1,687	20
7/29/15	10/20/15	11/16/15	0.115	1,317	1,967	22
7/29/15	9/18/15	10/15/15	0.115	1,315	2,418	24
5/1/15	8/19/15	9/15/15	0.115	1,312	2,577	26
5/1/15	7/20/15	8/14/15	0.115	1,312	2,420	27
5/1/15	6/18/15	7/15/15	0.115	1,312	2,045	26
3/6/15	5/20/15	6/15/15	0.115	1,311	2,036	28
3/6/15	4/20/15	5/15/15	0.115	1,311	1,950	28
3/6/15	3/20/15	4/15/15	0.115	1,095	877	12
			$1.380	$15,530	23,355	$267
Year Ended December 31, 2014
10/31/14	2/19/15	3/16/15	$0.115	$1,096	751	$11
10/31/14	1/20/15	2/13/15	0.115	1,094	956	12
10/31/14	12/17/14	1/15/15	0.115	1,096	786	11
8/1/14	11/19/14	12/15/14	0.115	1,093	1,099	15
8/1/14	10/20/14	11/17/14	0.115	1,095	850	12
8/1/14	9/18/14	10/15/14	0.115	1,095	901	12
5/1/14	8/19/14	9/15/14	0.115	1,095	812	12
5/1/14	7/21/14	8/15/14	0.115	1,080	2,042	29
5/1/14	6/18/14	7/17/14	0.115	1,093	784	11
3/6/14	5/20/14	6/16/14	0.115	1,091	1,128	15
3/6/14	4/17/14	5/15/14	0.115	1,090	1,174	16
3/6/14	3/19/14	4/15/14	0.115	1,097	644	8
			$1.380	$13,115	11,927	$164

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On July 29, 2016, the Board declared three monthly distributions per share, payable as set forth in the following table.

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
November 16, 2016	November 18, 2016	December 15, 2016	$0.115
October 18, 2016	October 20, 2016	November 15, 2016	$0.115
September 16, 2016	September 20, 2016	October 17, 2016	$0.115

After paying distributions of $0.345 per share and earning $0.39 per share for the quarter, the Company’s undistributed spillover income as of June 30, 2016 was $0.19 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 10. Financial highlights

The following table shows financial highlights for the Company:

	Six Months Ended June 30,
	2016		2015
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$13.85		$14.36
Net investment income	0.77		0.54
Realized loss on investments	(0.25)		(0.02)
Unrealized depreciation on investments	(0.41)		—
Net increase in net assets resulting from operations	0.11		0.52
Net dilution from issuance of common stock	—		(0.18)
Distributions declared(1)	(0.69)		(0.69)
From net investment income	(0.69)		(0.69)
From net realized gain on investments	—		—
Return of capital	—		—
Other(2)	—		(0.02)
Net asset value at end of period	$13.27		$13.99
Per share market value, beginning of period	$11.73		$13.99
Per share market value, end of period	$12.20		$12.68
Total return based on a market value(3)	9.9%		(4.4)%
Shares outstanding at end of period	11,548,149		11,635,480
Ratios to average net assets:
Expenses without incentive fees	9.5	%(4)	8.8	%(4)
Incentive fees	2.7	%(4)	1.9	%(4)
Net expenses	12.2	%(4)	10.7	%(4)
Net investment income with incentive fees	11.4	%(4)	7.5	%(4)
Ratios, without waivers, to average net assets:
Expenses without incentive fees(5)	9.5	%(4)	8.9	%(4)
Incentive fees(5)	2.7	%(4)	1.9	%(4)
Net expenses(5)	12.2	%(4)	10.8	%(4)
Net investment income with incentive fees(5)	11.4	%(4)	7.4	%(4)
Net assets at the end of the period	$153,230		$162,802
Average net asset value	$156,733		$155,354
Average debt per share	$9.49		$7.05
Portfolio turnover ratio	13.4%		35.6%

____________

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.

(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	During the six months ended June 30, 2015, the Advisor waived $0.1 million of base management fee.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a revolving line of credit, or Senior Term Loans. As of June 30, 2016, 97.7%, or $221.7 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Term loans	49	$226,963	97.3%	52	$242,167	96.8%
Warrants	80	5,026	2.1	83	6,645	2.6
Other investments	2	600	0.3	1	300	0.1
Equity	5	677	0.3	6	1,155	0.5
Total		$233,266	100.0%		$250,267	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
		(In thousands)
Beginning portfolio	$245,035	$204,300	$250,267	$205,101
New debt investments	15,187	48,000	31,687	71,933
Principal payments received on investments	(13,800)	(5,401)	(23,786)	(13,155)
Early pay-offs	(8,632)	(5,386)	(16,729)	(23,422)
Accretion of debt investment fees	379	264	741	604
New debt investment fees	(230)	(515)	(519)	(701)
New equity	11	—	56	—
Sale of investments	(99)	—	(935)	—
Net realized loss on investments	(871)	—	(2,788)	(230)
Net unrealized (depreciation) appreciation on investments	(3,714)	(1,114)	(4,728)	18
Ending portfolio	$233,266	$240,148	$233,266	$240,148

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$34,386	15.2%	$36,005	14.9%
Medical Device	16,198	7.2	22,472	9.2
Technology
Communications	9,410	4.2	19,511	8.1
Consumer-Related	19,108	8.4	18,268	7.5
Internet and Media	7,922	3.5	—	—
Materials	9,850	4.3	9,825	4.1
Networking	3,464	1.5	693	0.3
Power Management	2,463	1.1	2,456	1.0
Semiconductors	16,627	7.3	18,237	7.5
Software	59,487	26.2	59,664	24.6
Cleantech
Alternative Energy	684	0.3	2,849	1.2
Energy Efficiency	2,819	1.2	3,227	1.3
Waste Recycling	5,942	2.6	5,936	2.5
Healthcare Information and Services
Diagnostics	5,931	2.6	7,247	3.0
Other	7,654	3.4	8,236	3.4
Software	25,018	11.0	27,541	11.4
Total	$226,963	100.0%	$242,167	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 21% of total debt investments outstanding as of June 30, 2016 and December 31, 2015. No single debt investment represented more than 10% of our total debt investments as of June 30, 2016 and December 31, 2015.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of June 30, 2016 and December 31, 2015, our debt investments had a weighted average credit rating of 3.1 and 3.0, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	11	$49,131	21.7%	7	$23,603	9.8%
3	30	150,629	66.4	37	199,185	82.2
2	7	25,503	11.2	7	18,879	7.8
1	1	1,700	0.7	1	500	0.2
Total	49	$226,963	100.0%	52	$242,167	100.0%

As of June 30, 2016, there was one debt investment with an internal credit rating of 1, with a cost of $6.3 million and a fair value of $1.7 million. As of December 31, 2015, there was one debt investment with an internal credit rating of 1, with a cost of $2.7 million and a fair value of $0.5 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended June 30, 2016 and 2015

The following table shows consolidated results of operations for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30,
	2016	2015
	(In thousands)
Total investment income	$9,092	$6,857
Total net expenses	4,665	3,959
Net investment income before excise tax	4,427	2,898
(Credit) provision for excise tax	(85)	10
Net investment income	4,512	2,888
Net realized loss on investments	(876)	(29)
Net unrealized depreciation on investments	(3,714)	(1,114)
Net (decrease) increase in net assets resulting from operations	$(78)	$1,745
Average debt investments, at fair value	$234,186	$209,861
Average borrowings outstanding	$107,067	$73,057

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $2.2 million, or 32.6%, to $9.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. For the three months ended June 30, 2016, total investment income consisted primarily of $8.8 million in interest income from investments, which included $2.7 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.3 million in income from fees. Interest income on investments increased by $2.2 million, or 33.1%, for the three months ended June 30, 2016 compared the three months ended June 30, 2015. Interest income on investments increased primarily due to an increase of $24.3 million, or 11.6%, in the average size of our investment portfolio along with a higher yield earned during the three months ended June 30, 2016. Other income, which includes prepayment fee income and fee income on debt investments, remained flat at $0.3 million. For the three months ended June 30, 2015, total investment income consisted primarily of $6.6 million in interest income from investments, which included $1.0 million in income from the accretion of origination fees and ETPs and $0.3 million in fee income.

For the three months ended June 30, 2016 and 2015, our dollar-weighted annualized yield on average debt investments was 15.5% and 13.1%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 17% and 21% of investment income for the three months ended June 30, 2016 and 2015, respectively.

Expenses

Total net expenses increased by $0.7 million, or 17.8%, to $4.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.2 million, or 19.7%, to $1.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $34.0 million, or 46.6%, offset by a decrease in our effective cost of debt for the three months ended June 30, 2016.

Base management fee expense increased by $0.2 million, or 15.6%, to $1.2 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, after giving effect to a waiver of $0.1 million for the three months ended June 30, 2015, primarily due to an increase of $24.3 million, or 11.6%, in the average size of our investment portfolio.

Performance based incentive fee expense increased by $0.3 million, or 42.2%, to $1.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Performance based incentive fee expense increased due to higher pre-incentive fee net investment income.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses, in the aggregate, remained flat for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

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

During the three months ended June 30, 2016, we realized net losses totaling $0.9 million primarily due to the resolution of one debt investment. The debt investment was settled for cash proceeds which resulted in a realized loss of $1.0 million and unrealized appreciation of $0.7 million. During the three months ended June 30, 2015, we realized net losses totaling $0.03 million.

During the three months ended June 30, 2016, net unrealized depreciation on investments totaled $3.7 million which was primarily due to the unrealized depreciation on one debt investment offset by the reversal of previously recorded unrealized depreciation on one debt investment that was settled in the period, as described above. During the three months ended June 30, 2015, net unrealized depreciation on investments totaled $1.1 million which was primarily due to the unrealized depreciation on one debt investment partially offset by changes in fair values of our investment portfolio.

Comparison of the six months ended June 30, 2016 and 2015

The following table shows consolidated results of operations for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Total investment income	$18,389	$14,123
Total net expenses	9,565	8,272
Net investment income before excise tax	8,824	5,851
(Credit) provision for excise tax	(85)	20
Net investment income	8,909	5,831
Net realized loss on investments	(2,862)	(259)
Net unrealized (depreciation) appreciation on investments	(4,728)	18
Net increase in net assets resulting from operations	$1,319	$5,590
Average debt investments, at fair value	$237,174	$202,188
Average borrowings outstanding	$109,551	$75,648

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $4.3 million, or 30.2%, to $18.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. For the six months ended June 30, 2016, total investment income consisted primarily of $17.8 million in interest income from investments, which included $5.2 million in income from the accretion of origination fees and ETPs and $0.6 million in income from fees. Interest income on investments increased by $4.6 million, or 35.2%, for the six months ended June 30, 2016 compared the six months ended June 30, 2015. Interest income on investments increased primarily due to an increase of $35.0 million, or 17.3%, in the average size of our investment portfolio along with a higher yield earned during the six months ended June 30, 2016. Other income, which includes prepayment fee income and fee income on debt investments, decreased by $0.4 million, or 37.7%, primarily due to four prepayments during the six months ended June 30, 2016 compared to six prepayments during the six months ended June 30, 2015. For the six months ended June 30, 2015, total investment income consisted primarily of $13.2 million in interest income from investments, which included $2.2 million in income from the accretion of origination fees and ETPs and $1.0 million in fee income.

For the six months ended June 30, 2016 and 2015, our dollar-weighted annualized yield on average debt investments was 15.5% and 14.0%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 18% and 21% of investment income for the six months ended June 30, 2016 and 2015, respectively.

Expenses

Total net expenses increased by $1.3 million, or 15.6%, to $9.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.2 million, or 6.9%, to $3.0 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $33.9 million, or 44.8%, for the six months ended June 30, 2016, offset by a decrease in our effective cost of debt.

Base management fee expense increased by $0.4 million, or 20.0%, to $2.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, after giving effect to a waiver of $0.1 million for the six months ended June 30, 2015, primarily due to an increase of $35.0 million, or 17.3%, in the average size of our investment portfolio.

Performance based incentive fee expense increased by $0.7 million, or 45.8%, to $2.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Performance based incentive fee expense increased due to higher pre-incentive fee net investment income.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses, in the aggregate, remained flat for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

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

During the six months ended June 30, 2016, we realized net losses totaling $2.9 million primarily due to the resolution of two debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants. One debt investment was settled for net cash proceeds of $0.1 million and a royalty and sale agreement fair valued at $0.4 million, which resulted in a realized loss and unrealized appreciation of $2.2 million. The other debt investment was settled for cash proceeds which resulted in a realized loss of $1.0 million and unrealized appreciation of $0.7 million. During the six months ended June 30, 2015, we realized net losses totaling $0.3 million primarily due to the write-off of warrants in two of our portfolio companies.

During the six months ended June 30, 2016, net unrealized depreciation on investments totaled $4.7 million which was primarily due to the unrealized depreciation on one debt investment. During the six months ended June 30, 2015, net unrealized appreciation on investments totaled $0.02 million which was primarily due to changes in fair values of our investment portfolio partially offset by the unrealized depreciation on one debt investment.

Liquidity and capital resources

As of June 30, 2016 and December 31, 2015, we had cash and investments in money market funds of $16.3 million and $21.1 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2015, we had $1.1 million of restricted investments in money market funds. Restricted investments in money market funds were primarily used to make monthly interest and principal payments on our asset-backed notes, or the Asset-Backed Notes. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our 7.375% notes due 2019, or the 2019 Notes, and the Asset-Backed Notes.

On March 24, 2015, we completed a public offering of 2.0 million shares of common stock for net proceeds of $26.5 million, after deducting underwriting commission and discounts and other offering expenses. We generally used the net proceeds from this offering to make investments, to repurchase or pay down liabilities and for general corporate purposes.

On September 28, 2015, our Board authorized a stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of September 30, 2016 or the repurchase of $5.0 million of our common stock. During the three and six months ended June 30, 2016, we did not complete any repurchases of its common stock. Since the inception of the stock repurchase program, we have repurchased 113,382 shares of our common stock at an average price of $11.53 on the open market at a total cost of $1.3 million. On July 29, 2016, the Board extended the stock repurchase program until the earlier of June 30, 2017 or the repurchase of $5.0 million of our common stock.

At June 30, 2016 and December 31, 2015, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association, or Key, was $68.0 million. At June 30, 2016, we had borrowing capacity under the Key Facility of $27.0 million, of which $21.0 million was available, subject to existing terms and advance rates. At December 31, 2015, we had available borrowing capacity under the Key Facility of $2.0 million, subject to existing terms and advance rates.

Our operating activities provided cash of $18.1 million for the six months ended June 30, 2016, and our financing activities used cash of $22.6 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments partially offset by investments made in portfolio companies. Our financing activities used cash primarily to pay off our Asset-Backed Notes and pay distributions to our stockholders.

Our operating activities used cash of $28.6 million for the six months ended June 30, 2015, and our financing activities provided cash of $31.5 million for the same period. Our operating activities used cash primarily for investments made in portfolio companies, partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the completion of a public offering of 2.0 million shares of common stock for net proceeds of $26.5 million, after deducting underwriting commission and discounts and other offering expenses, and advances on our Key Facility of $26.0 million, which was partially offset by cash used to pay down our Asset-Backed Notes and pay distributions to our stockholders.

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

We believe that our current cash, cash generated from operations, and funds available from our Key Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current borrowings

The following table shows our borrowings as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$—	$—	$—	$14,546	$14,546	$—
Key Facility	95,000	68,000	27,000	70,000	68,000	2,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	128,000	101,000	27,000	117,546	115,546	2,000
Unamortized debt issuance costs attributable to term borrowings	—	(498)	—	—	(592)	—
Total borrowings outstanding, net	$128,000	$100,502	$27,000	$117,546	$114,954	$2,000

On August 12, 2015, we amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. On April 27, 2016, we further increased the size of the Key Facility from $70 million to $95 million by adding a $25 million commitment from MUFG Union Bank, N.A. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. Based on a LIBOR rate of 0.47% and 0.43% on June 30, 2016 and December 31, 2015, respectively, the interest rate was 4.00% as of June 30, 2016 and December 31, 2015.

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

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2016, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

On June 28, 2013, we completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of ours, issued $90 million in the Asset-Backed Notes, which were rated A1(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by 2013-1 Trust and were backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The Asset-Backed Notes were secured obligations of 2013-1 Trust and non-recourse to us. In connection with the issuance and sale of the Asset-Backed Notes, we made customary representations, warranties and covenants. The Asset-Backed Notes bore interest at a fixed rate of 3.00% per annum and had a stated maturity of May 15, 2018. As of June 30, 2016 the Asset-Backed Notes were repaid in full.

Under the terms of the Asset-Backed Notes, we were required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which may be used to make monthly interest and principal payments on the Asset-Backed Notes.

As of June 30, 2016 and December 31, 2015, other assets were $2.3 million and $2.2 million, respectively, which were primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2016:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$101,000	$15,067	$84,775	$1,158	$—
Unfunded commitments	3,000	3,000	—	—	—
Total	$104,000	$18,067	$84,775	$1,158	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2016, we had unfunded commitments of $3.0 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of June 30, 2016, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Advisers Act. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2016 and 2015, we paid the Advisor $2.3 million and $1.8 million, respectively, pursuant to the Investment Management Agreement. During the six months ended June 30, 2016 and 2015, we paid the Advisor $4.7 million and $3.6 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended June 30, 2016 and 2015, we paid the Advisor $0.3 million pursuant to the Administration Agreement. During the six months ended June 30, 2016 and 2015, we paid the Advisor $0.6 million pursuant to the Administration Agreement.

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

Income taxes

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income distributed to stockholders, among other things, we are required to meet certain source of income and asset diversification requirements, and we must timely distribute dividends to our stockholders out of assets legally available for distribution of an amount generally at least equal to 90% of our investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2016 and December 31, 2015.

Recently adopted accounting pronouncement

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, as clarified by ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, containing guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. We have adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on our consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, we recorded debt issuance costs in other assets as an asset on the consolidated statements of assets and liabilities. Upon adoption, we reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the debt issuance costs that were previously presented in other assets as an asset as of December 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates.
We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2016 and December 31, 2015, 96% and 93%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our June 30, 2016 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income), the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$5,224	$1,875	$3,349
Up 200 basis points	$3,736	$1,186	$2,550
Up 100 basis points	$1,893	$496	$1,397
Down 300 basis points	$(386)	$—	$(386)
Down 200 basis points	$(326)	$—	$(326)
Down 100 basis points	$(266)	$—	$(266)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2019 Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision, subject to a floor of 0.75%, based on a LIBOR index which resets daily, and any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2016 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2015.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Joinder Agreement, dated April 27, 2016, by and among MUFG Union Bank, N.A., as lender, KeyBank National Association as agent, Horizon Credit II, as borrower, and the Company, as servicer (Incorporated by reference to Exhibit (k)(11) to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2, File No. 333-201886, filed on June 10, 2016)
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: August 2, 2016	By:	/s/ Robert D. Pomeroy, Jr.
Name: Robert D. Pomeroy, Jr.
Title: Chief Executive Officer and Chairman of the Board

Date: August 2, 2016	By:	/s/ Christopher M. Mathieu
Name: Christopher M. Mathieu
Title: Chief Financial Officer

