Form 10-Q
period 2016-09-30
Horizon Technology Finance Corp
filed 2016-11-01
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 1, 2016, the Registrant had 11,553,657 shares of common stock, $0.001 par value, outstanding.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015

Assets
Non-affiliate investments at fair value (cost of $228,156 and $255,494, respectively) (Note 4)	$208,177	$250,267
Investments in money market funds	—	285
Cash	26,170	20,765
Restricted investments in money market funds	—	1,091
Interest receivable	7,781	6,258
Other assets	2,017	2,230
Total assets	$244,145	$280,896

Liabilities
Borrowings (Note 6)	$95,550	$114,954
Distributions payable	3,985	3,980
Base management fee payable (Note 3)	363	385
Incentive fee payable (Note 3)	—	1,028
Other accrued expenses	578	798
Total liabilities	100,476	121,145

Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,666,642 and 11,648,594 shares issued and 11,551,941 and 11,535,212 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	12	12
Paid-in capital in excess of par	179,902	179,707
Distributions in excess of net investment income	(674)	(2,006)
Net unrealized depreciation on investments	(19,979)	(5,227)
Net realized loss on investments	(15,592)	(12,735)
Total net assets	143,669	159,751
Total liabilities and net assets	$244,145	$280,896
Net asset value per common share	$12.44	$13.85

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment income
Interest income on non-affiliate investments	$6,819	$7,705	$24,610	$20,865
Fee income on non-affiliate investments	789	722	1,387	1,684
Total investment income	7,608	8,427	25,997	22,549
Expenses
Interest expense	1,420	1,441	4,466	4,291
Base management fee (Note 3)	1,135	1,279	3,666	3,456
Performance based incentive fee (Note 3)	—	1,015	2,126	2,473
Administrative fee (Note 3)	197	300	753	877
Professional fees	315	273	1,159	991
General and administrative	218	218	681	776
Total expenses	3,285	4,526	12,851	12,864
Management and performance based incentive fees waived (Note 3)	—	(140)	—	(207)
Net expenses	3,285	4,386	12,851	12,657
Net investment income before excise tax	4,323	4,041	13,146	9,892
Credit for excise tax	(52)	(20)	(138)	—
Net investment income	4,375	4,061	13,284	9,892
Net realized and unrealized loss on investments
Net realized gain (loss) on investments	5	(1,463)	(2,857)	(1,723)
Net unrealized (depreciation) appreciation on investments	(10,023)	940	(14,752)	958
Net realized and unrealized loss on investments	(10,018)	(523)	(17,609)	(765)
Net (decrease) increase in net assets resulting from operations	$(5,643)	$3,538	$(4,325)	$9,127
Net investment income per common share	$0.38	$0.35	$1.15	$0.90
Net (decrease) increase in net assets per common share	$(0.49)	$0.30	$(0.37)	$0.83
Distributions declared per share	$0.345	$0.345	$1.035	$1.035
Weighted average shares outstanding	11,549,508	11,638,925	11,543,995	11,032,992

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributions in Excess of Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2014	9,628,124	$10	$155,240	$(1,102)	$(4,737)	$(11,163)	$138,248
Issuance of common stock, net of offering costs	2,000,000	2	26,504	—	—	—	26,506
Net increase in net assets resulting from operations	—	—	—	9,892	958	(1,723)	9,127
Issuance of common stock under dividend reinvestment plan	14,398	—	181	—	—	—	181
Distributions declared	—	—	—	(11,815)	—	—	(11,815)
Reclassification of permanent tax differences (Note 2)	—	—	(971)	893	—	78	—
Balance at September 30, 2015	11,642,522	$12	$180,954	$(2,132)	$(3,779)	$(12,808)	$162,247

Balance at December 31, 2015	11,535,212	$12	$179,707	$(2,006)	$(5,227)	$(12,735)	$159,751
Net decrease in net assets resulting from operations	—	—	—	13,284	(14,752)	(2,857)	(4,325)
Issuance of common stock under dividend reinvestment plan	18,048	—	211	—	—	—	211
Repurchases of common stock	(1,319)	—	(16)	—	—	—	(16)
Distributions declared	—	—	—	(11,952)	—	—	(11,952)
Balance at September 30, 2016	11,551,941	$12	$179,902	$(674)	$(19,979)	$(15,592)	$143,669

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(4,325)	$9,127
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	434	733
Net realized loss on investments	2,857	1,723
Net unrealized depreciation (appreciation) on investments	14,752	(958)
Purchase of investments	(45,223)	(104,781)
Principal payments received on investments	69,266	58,593
Proceeds from sale of investments	939	1,078
Changes in assets and liabilities:
Net decrease (increase) in investments in money market funds	285	(248)
Net decrease in restricted investments in money market funds	1,091	1,458
Increase in interest receivable	(1,749)	(399)
Decrease (increase) in end-of-term payments	200	(827)
Decrease in unearned income	(476)	(56)
Decrease in other assets	143	773
Decrease in other accrued expenses	(220)	(15)
(Decrease) increase in base management fee payable	(22)	29
(Decrease) increase in incentive fee payable	(1,028)	216
Net cash provided by (used in) operating activities	36,924	(33,554)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	26,506
Repayment of Asset-Backed Notes	(14,546)	(19,451)
Advances on credit facility	10,000	42,000
Repayment of credit facility	(15,000)	—
Distributions paid	(11,736)	(10,939)
Repurchase of common stock	(16)	—
Debt issuance costs	(221)	(420)
Net cash (used in) provided by financing activities	(31,519)	37,696
Net increase in cash	5,405	4,142
Cash:
Beginning of period	20,765	8,417
End of period	$26,170	$12,559
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,051	$3,474
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$446	$778
Distributions payable	$3,985	$4,017
End-of-term payments receivable	$4,859	$4,611
Receivable resulting from sale of investment	$—	$499

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — 140.0% (8)
Debt Investments — Life Science — 30.5% (8)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.27% cash (Libor + 8.75%; Floor 9.25%;	$5,000	$4,959	$4,959
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
		Term Loan (9.27% cash (Libor + 8.75%; Floor 9.25%;	5,000	4,965	4,965
		Ceiling 10.75%), 5.00% ETP, Due 3/1/19)
New Haven Pharmaceuticals, Inc. (11)	Biotechnology	Term Loan (11.52% cash (Libor + 11.00%; Floor	1,282	1,275	675
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (11.52% cash (Libor + 11.00%; Floor	427	424	225
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (10.52% cash (Libor + 10.00%; Floor	1,973	1,961	1,040
		10.50%), 6.10% ETP, Due 3/1/19)
		Term Loan (10.02% cash (Libor + 9.50%; Floor	6,185	6,118	3,243
		10.00%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.04% cash (Libor + 9.50%; Floor	409	409	217
		10.00%), Due 10/31/16)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.02% cash (Libor + 8.50%; Floor	4,500	4,455	4,455
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.02% cash (Libor + 8.50%; Floor	5,000	4,951	4,951
		9.00%), 5.00% ETP, Due 8/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.52% cash (Libor + 9.00%; Floor	1,166	1,163	1,163
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.52% cash (Libor + 9.00%; Floor	709	705	705
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.52% cash (Libor + 9.00%; Floor	2,500	2,487	2,487
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.50% cash (Libor + 10.50%; Floor	2,479	2,450	2,414
		11.50%), 5.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.34% cash (Libor + 11.82%), 4.00% ETP,	1,742	1,729	1,729
		Due 7/1/17)
		Term Loan (12.34% cash (Libor + 11.82%), 4.00% ETP,	1,742	1,729	1,729
		Due 7/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.27% cash (Libor + 8.75%; Floor	5,000	4,957	4,957
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (9.27% cash (Libor + 8.75%; Floor	2,500	2,473	2,473
		9.25%), 4.50% ETP, Due 3/1/19)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.66% cash (Prime + 7.16%), 2.50% ETP,	1,500	1,491	1,491
		Due 3/1/17)
Total Debt Investments — Life Science				48,701	43,878
Debt Investments — Technology — 83.9% (8)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	226	226	226
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	75	75	75
Additech, Inc. (2)	Consumer-related Technologies	Term Loan (11.77% cash (Libor + 11.25%; Floor	1,833	1,813	1,813
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 7/1/18)
		Term Loan (11.77% cash (Libor + 11.25%; Floor	2,333	2,306	2,306
		11.75%; Ceiling 13.25%), 4.00% ETP, Due 1/1/19)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.02% cash (Libor + 10.50%; Floor	867	854	854
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 11/1/17)
		Term Loan (11.02% cash (Libor + 10.50%; Floor	533	522	522
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 2/1/18)
		Term Loan (11.02% cash (Libor + 10.50%; Floor	600	591	591
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 4/1/18)
Le Tote, Inc. (2)	Consumer-related Technologies	Term Loan (10.17% cash (Libor + 9.65%; Floor	4,000	3,936	3,936
		10.15%), 5.00% ETP, Due 3/1/20)
		Term Loan (10.19% cash (Libor + 9.65%; Floor	3,000	2,951	2,951
		10.15%), 5.00% ETP, Due 3/1/20)
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.02% cash (Libor + 10.50%; Floor	7,500	7,321	7,321
		11.00%), 3.00% ETP, Due 10/1/19)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (10.92% cash (Libor + 10.40%; Floor	3,000	2,956	2,956
		10.90%), 3.00% ETP, Due 6/1/19)
		Term Loan (10.92% cash (Libor + 10.40%; Floor	2,000	1,963	1,963
		10.90%), 3.00% ETP, Due 3/1/20)
MediaBrix, Inc. (2)	Internet and Media	Term Loan (11.52% cash (Libor + 11.00%; Floor	4,000	3,963	3,963
		11.50%), 3.00% ETP, Due 1/1/20)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Zinio Holdings, LLC (2)	Internet and Media	Term Loan (11.77% cash (Libor + 11.25%; Floor	4,000	3,964	3,964
		11.75%), 4.00% ETP, Due 2/1/20)
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.02% cash (Libor + 9.50%; Floor	5,000	4,934	4,934
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.02% cash (Libor + 9.50%; Floor	2,500	2,467	2,467
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.02% cash (Libor + 9.50%; Floor	2,500	2,460	2,460
		10.00%), 5.00% ETP, Due 1/1/20)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	432	429	429
		Term Loan (11.52% cash (Libor + 11.00%; Floor	3,000	2,948	2,948
		11.50%), 3.00% ETP, Due 4/1/20)
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (11.22% cash (Libor + 10.70%; Floor	2,500	2,466	2,466
		11.20%), 3.00% ETP, Due 3/1/19)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	730	729	729
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,518	1,513	1,513
		Ceiling 11.75%), 2.40% ETP, Due 10/1/18)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,726	1,692	1,692
		Ceiling 11.75%), 2.00% ETP, Due 2/1/19)
InVisage Technologies, Inc. (2)	Semiconductors	Term Loan (12.02% cash (Libor + 11.50%; Floor	1,955	1,934	1,934
		12.00%; Ceiling 14.00%), 4.71% ETP, Due 12/31/16)
		Term Loan (12.02% cash (Libor + 11.50%; Floor	822	816	816
		12.00%; Ceiling 14.00%), 4.71% ETP, Due 12/31/16)
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.27% cash (Libor + 9.75%; Floor 10.25%;	877	866	866
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (10.27% cash (Libor + 9.75%; Floor 10.25%;	490	488	488
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (9.02% cash (Libor + 8.50%; Floor 9.00%),	750	746	746
		4.50% ETP, Due 12/1/18)
		Term Loan (9.02% cash (Libor + 8.50%; Floor 9.00%),	750	745	745
		4.50% ETP, Due 12/1/18)
		Term Loan (9.52% cash (Libor + 9.00%; Floor 9.50%),	2,000	1,990	1,990
		4.50% ETP, Due 11/1/19)
Xtera Communications, Inc. (5)(11)	Semiconductors	Term Loan (12.50% cash, 22.92% ETP, Due 10/1/16)	3,024	3,015	2,207
		Term Loan (12.50% cash, 22.92% ETP, Due 10/1/16)	840	838	614
Bridge2 Solutions, Inc.	Software	Term Loan (11.52% cash (Libor + 11.00%; Floor	4,000	3,973	3,973
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 7/1/19)
		Term Loan (11.52% cash (Libor + 11.00%; Floor	1,000	996	996
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 1/1/20)
ControlScan, Inc. (2)	Software	Term Loan (10.77% cash (Libor + 10.25%),	4,500	4,409	4,409
		3.00% ETP, Due 7/1/20)
Crowdstar, Inc. (2)	Software	Term Loan (10.77% cash (Libor + 10.25%; Floor	1,394	1,376	1,376
		10.75%), 3.00% ETP, Due 9/1/18)
Decisyon, Inc.	Software	Term Loan (12.83% cash (Libor + 12.308%; Floor	1,523	1,521	1,500
		12.50%), 6.50% ETP, Due 6/1/18)
		Term Loan (12.83% cash (Libor + 12.308%; Floor	833	714	704
		12.50%), 6.50% ETP, Due 6/1/18)
Digital Signal Corporation	Software	Term Loan (10.77% cash (Libor + 10.25%; Floor	1,500	1,466	1,246
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.77% cash (Libor + 10.25%; Floor	1,500	1,466	1,246
		10.43%), 5.00% ETP, Due 7/1/19)
Education Elements, Inc. (2)	Software	Term Loan (10.52% cash (Libor + 10.00%; Floor	1,800	1,776	1,776
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (10.52% cash (Libor + 10.00%; Floor	1,500	1,477	1,477
		10.50%), 4.00% ETP, Due 8/1/19)
Netuitive, Inc.	Software	Term Loan (12.77% cash (Libor + 12.25%; Floor	564	563	563
		12.50%), 3.33% ETP, Due 9/1/17)
Nomi Corporation (11)	Software	Term Loan (10.67% cash (Libor + 10.15%; Floor	2,489	2,454	150
		10.35%), 2.00% ETP, Due 1/1/20)
		Term Loan (10.67% cash (Libor + 10.15%; Floor	2,489	2,454	150
		10.35%), 2.00% ETP, Due 1/1/20)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
ScoreBig, Inc. (2)(11)	Software	Term Loan (10.52% cash (Libor + 10.00%; Floor	3,403	3,332	1,330
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.52% cash (Libor + 10.00%; Floor	3,403	3,360	1,341
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.52% cash (Libor + 10.00%; Floor	2,000	1,950	778
		10.50%), 4.00% ETP, Due 3/1/20)
		Term Loan (10.54% cash (Libor + 10.00%; Floor	127	127	51
		10.50%), 4.00% ETP, Due 10/31/16)
ShopKeep.com, Inc. (2)	Software	Term Loan (10.47% cash (Libor + 9.95%; Floor	6,000	5,802	5,802
		10.45%), 3.00% ETP, Due 4/1/20)
SIGNiX, Inc.	Software	Term Loan (11.52% cash (Libor + 11.00%; Floor	2,500	2,356	2,349
		11.50%), Due 10/1/18)
SilkRoad Technology, Inc. (2)	Software	Term Loan (10.87% cash (Libor + 10.35%; Floor	7,500	7,450	7,450
		10.85%; Ceiling 12.85%), 3.00% ETP, Due 6/1/19)
Skyword, Inc.	Software	Term Loan (11.47% cash (Libor + 10.95%; Floor	4,000	3,939	3,849
		11.45%), 3.00% ETP, Due 8/1/19)
Social Intelligence Corp. (2)	Software	Term Loan (11.02% cash (Libor + 10.50%; Floor	404	394	394
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.67% cash (Libor + 11.15%; Floor	3,600	3,579	3,579
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.67% cash (Libor + 11.15%; Floor	3,333	3,311	3,311
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (11.52% cash (Libor + 11.00%; Floor	1,000	994	994
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (13.00% cash, 12.58% ETP, Due 12/1/17)	2,610	2,610	2,610
xTech Holdings, Inc. (2)	Software	Term Loan (11.02% cash (Libor + 10.50%; Floor	1,667	1,643	1,643
		11.00%), 3.00% ETP, Due 4/1/19)
		Term Loan (11.02% cash (Libor + 10.50%; Floor	2,000	1,968	1,968
		11.00%), 3.00% ETP, Due 3/1/20)
Total Debt Investments — Technology				131,977	120,500
Debt Investments — Cleantech — 5.9% (8)
Rypos, Inc. (2)	Energy Efficiency	Term Loan (12.07% cash (Libor + 11.55%;	1,740	1,728	1,728
		Floor 11.80%), 4.25% ETP, Due 6/1/17)
		Term Loan (12.07% cash (Libor + 11.55%;	777	768	768
		Floor 11.80%), 4.25% ETP, Due 1/1/18)
Lehigh Technologies, Inc. (2)	Waste Recycling	Term Loan (10.24% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,980	2,980
		Due 8/1/19)
		Term Loan (10.24% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,980	2,980
		Due 8/1/19)
Total Debt Investments — Cleantech				8,456	8,456
Debt Investments — Healthcare information and services — 19.7% (8)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (11.02% cash (Libor + 10.50%;	4,335	4,171	4,171
		Floor 11.00%), 6.50% ETP, Due 10/1/18)
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.02% cash (Libor + 9.50%; Floor 10.00%;	2,771	2,767	2,767
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.02% cash (Libor + 9.50%; Floor 10.00%;	2,771	2,767	2,767
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.02% cash (Libor + 9.50%; Floor 10.00%;	1,250	1,248	1,248
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
MedAvante, Inc. (2)	Software	Term Loan (9.77% cash (Libor + 9.25%; Floor	3,000	2,968	2,968
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.77% cash (Libor + 9.25%; Floor	3,000	2,968	2,968
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.77% cash (Libor + 9.25%; Floor	4,000	3,948	3,948
		9.75%), 4.00% ETP, Due 7/1/19)
Medsphere Systems Corporation (2)	Software	Term Loan (10.52% cash (Libor + 10.00%; Floor	5,000	4,938	4,938
		10.50%), 7.00% ETP, Due 7/1/19)
		Term Loan (10.52% cash (Libor + 10.00%; Floor	2,500	2,469	2,469
		10.50%), 7.00% ETP, Due 7/1/19)
Total Debt Investments — Healthcare information and services				28,244	28,244
Total Debt Investments				217,378	201,078

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Warrant Investments — 4.0% (8)
Warrants — Life Science — 0.3% (8)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	33,112 Common Stock Warrants	33	1
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	28,204 Common Stock Warrants	17	96
New Haven Pharmaceuticals, Inc.	Biotechnology	103,982 Preferred Stock Warrants	88	—
Nivalis Therapeutics, Inc. (5)	Biotechnology	18,534 Common Stock Warrants	122	—
Ocera Therapeutics, Inc. (2)(5)	Biotechnology	6,491 Common Stock Warrants	6	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants	51	11
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	68	101
Sample6, Inc. (2)	Biotechnology	494,018 Preferred Stock Warrants	45	13
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	2,050 Common Stock Warrants	5	—
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants	24	28
Direct Flow Medical, Inc.	Medical Device	176,922 Preferred Stock Warrants	144	—
EnteroMedics, Inc. (5)	Medical Device	9,402 Common Stock Warrants	347	—
IntegenX, Inc. (2)	Medical Device	170,646 Preferred Stock Warrants	34	26
Lantos Technologies, Inc. (2)	Medical Device	66,665,256 Preferred Stock Warrants	38	40
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	26	39
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants	52	36
NinePoint Medical, Inc. (2)	Medical Device	566,038 Preferred Stock Warrants	33	33
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants	15	10
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	13	—
Total Warrants — Life Science			1,337	434
Warrants — Technology — 2.7% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	33	20
OpenPeak, Inc.	Communications	18,997 Common Stock Warrants	89	—
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants	33	27
Everyday Health, Inc. (5)	Consumer-related Technologies	43,783 Common Stock Warrants	69	7
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	691
If(we), Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	27	45
Le Tote, Inc. (2)	Consumer-related Technologies	202,974 Preferred Stock Warrants	63	63
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants	164	132
SavingStar, Inc. (2)	Consumer-related Technologies	98,860 Preferred Stock Warrants	59	58
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	22	—
SimpleTuition, Inc.	Internet and media	189,573 Preferred Stock Warrants	63	37
The NanoSteel Company, Inc. (2)	Materials	147,424 Preferred Stock Warrants	93	90
IntelePeer, Inc.	Networking	141,549 Common Stock Warrants	39	26
Nanocomp Technologies, Inc. (2)	Networking	681,819 Preferred Stock Warrants	54	49
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	7	60
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants	28	22
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants	101	41
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	25	27
InVisage Technologies, Inc. (2)	Semiconductors	395,009 Preferred Stock Warrants	48	37
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	59	62
Luxtera, Inc.(2)	Semiconductors	2,508,671 Preferred Stock Warrants	49	195
Soraa, Inc. (2)	Semiconductors	203,616 Preferred Stock Warrants	80	414
Xtera Communications, Inc. (5)	Semiconductors	37,831 Common Stock Warrants	206	—
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants	113	111
Bridge2 Solutions, Inc.	Software	75,458 Common Stock Warrants	18	335
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	14	81
ControlScan, Inc. (2)	Software	2,295,918 Preferred Stock Warrants	19	22
Crowdstar, Inc. (2)	Software	75,428 Preferred Stock Warrants	14	11
Decisyon, Inc.	Software	82,967 Common Stock Warrants	46	—
Digital Signal Corporation	Software	113,744 Common Stock Warrants	32	—
Education Elements, Inc. (2)	Software	238,122 Preferred Stock Warrants	28	23
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	22	268
Netuitive, Inc.	Software	41,569 Common Stock Warrants	48	—
Nomi Corporation	Software	2,535,864 Preferred Stock Warrants	—	—
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	12	10
ScoreBig, Inc. (2)	Software	879,014 Preferred Stock Warrants	88	—
ShopKeep.com, Inc. (2)	Software	165,779 Preferred Stock Warrants	98	98
SIGNiX, Inc.	Software	89,767 Preferred Stock Warrants	168	166

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	46
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	119
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	241	374
Vidsys, Inc.	Software	85,399 Preferred Stock Warrants	23	10
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	—
xTech Holdings, Inc. (2)	Software	158,730 Preferred Stock Warrants	43	43
Total Warrants — Technology			2,628	3,820
Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	68	—
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	25	20
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	21
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	100	109
Lehigh Technologies, Inc. (2)	Waste Recycling	272,727 Preferred Stock Warrants	33	33
Total Warrants — Cleantech			270	183
Warrants — Healthcare information and services — 0.9% (8)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	107	63
Candescent Health, Inc. (2)	Diagnostics	519,991 Preferred Stock Warrants	378	—
Helomics Corporation	Diagnostics	13,461 Common Stock Warrants	73	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	7,662,100 Common Stock Warrants	168	632
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	1
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants	54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants	44	44
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	36
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	74	62
MedAvante, Inc. (2)	Software	114,285 Preferred Stock Warrants	66	65
Medsphere Systems Corporation (2)	Software	7,097,791 Preferred Stock Warrants	60	196
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	194
Total Warrants — Healthcare information and services			1,248	1,293
Total Warrants			5,483	5,730

Other Investments — 0.4% (8)
ZetrOZ, Inc.	Medical Device	Royalty Agreement	365	300
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,359	200
Total Other Investments			4,724	500
Equity — 0.6% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	238	482
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	73	79
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	83	57
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock	9	83
Decisyon, Inc.	Software	3,808,584 Common Stock	168	168
Total Equity			571	869
Total Portfolio Investment Assets — 145.0% (8)			$228,156	$208, 177

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2016 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

(Dollars in thousands)

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), as of September 30, 2016. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.

(11)	Debt investment is on non-accrual status at September 30, 2016.

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

The Company formed Horizon Funding 2013-1 LLC (“2013-1 LLC”) as a Delaware limited liability company on June 7, 2013 and Horizon Funding Trust 2013-1 (“2013-1 Trust” and, together with 2013-1 LLC, the “2013-1 Entities”) as a Delaware trust on June 18, 2013. The 2013-1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2013-1 Entities for purposes of securitizing $189.3 million of secured loans (the “2013-1 Securitization”) and issuing fixed-rate asset-backed notes in an aggregate principal amount of $90 million (the “Asset-Backed Notes”). 2013-1 LLC and 2013-1 Trust have been dissolved as of September 30, 2016.

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

Principles of consolidation

As required under GAAP and Regulation S-X, the Company will generally consolidate its investment in a company that is an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2016, there were four debt investments on non-accrual status with a cost of $27.7 million and a fair value of $12.0 million. For the three and nine months ended September 30, 2015, the Company recognized interest income payments of $0.04 million and $0.2 million, respectively, received from one portfolio company whose debt investment was on non-accrual status. As of December 31, 2015, there was one investment on non-accrual status with a cost of $2.7 million and a fair value of $0.5 million.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended September 30, 2016 and 2015 was 7.1% and 6.5%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2016 and 2015 was 12.1% and 7.1%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of September 30, 2016 and December 31, 2015 was $1.7 million and $1.9 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of September 30, 2016 and December 31, 2015 were $4.3 million and $3.9 million, respectively. The amortization expense for the three months ended September 30, 2016 and 2015 was $0.1 million and $0.2 million, respectively. The amortization expense for the nine months ended September 30, 2016 and 2015 was $0.4 million and $0.7 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2016 and 2015, there was no U.S. federal excise tax accrual recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2016 and December 31, 2015. The 2015, 2014 and 2013 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On July 29, 2016, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2017 or the repurchase of $5.0 million of the Company’s common stock. During the three and nine months ended September 30, 2016, the Company repurchased 1,319 shares of its common stock at an average price of $11.54 on the open market at a total cost of $0.02 million. From the inception of the stock repurchase program through September 30, 2016, the Company repurchased 114,701 shares of its common stock at an average price of $11.53 on the open market at a total cost of $1.3 million.

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

During the three and nine months ended September 30, 2015, the Advisor waived base management fees of $0.1 million and $0.2 million, respectively, which the Advisor would have otherwise earned on the proceeds raised in the 2015 Offering. The base management fee payable at September 30, 2016 and December 31, 2015 was $0.4 million. After giving effect of the waiver, the base management fee expense was $1.1 million for the three months ended September 30, 2016 and 2015. After giving effect of the waiver, the base management fee expense was $3.7 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The performance based incentive fee expense was $1.0 million for the three months ended September 30, 2015. The performance based incentive fee expense was $2.1 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three and nine months ended September 30, 2016, which resulted in $0.9 million of reduced expense and additional net investment income. There was no performance based incentive fee payable as of September 30, 2016 as the incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism. The performance based incentive fee payable as of December 31, 2015 was $1.0 million. The entire incentive fee payable as of December 31, 2015 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. The administrative fee expense was $0.8 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 4.  Investments

The following table shows the Company’s investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Money market funds	$—	$—	$285	$285
Restricted investments in money market funds	$—	$—	$1,091	$1,091
Non-affiliate investments
Debt	$217,378	$201,078	$244,899	$242,167
Warrants	5,483	5,730	5,173	6,645
Other	4,724	500	4,422	300
Equity	571	869	1,000	1,155
Total non-affiliate investments	$228,156	$208,177	$255,494	$250,267

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s non-affiliate investments by industry sector as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$34,799	$29,925	$36,932	$37,911
Medical Device	15,998	15,305	25,753	22,736
Technology
Communications	423	321	20,170	19,916
Consumer-Related	25,705	26,319	18,699	19,421
Data Storage	4,381	200	4,444	319
Internet and Media	7,990	7,964	63	69
Materials	9,954	9,951	9,918	9,920
Networking	3,470	3,452	757	740
Power Management	2,501	2,548	2,490	2,541
Semiconductors	15,940	15,116	18,944	18,628
Software	68,777	58,900	60,792	61,897
Cleantech
Alternative Energy	93	20	2,942	2,938
Energy Efficiency	2,640	2,626	3,371	3,370
Waste Recycling	5,993	5,993	5,968	5,970
Healthcare Information and Services
Diagnostics	4,980	4,867	8,001	7,336
Other	7,000	6,924	8,453	8,504
Software	17,512	17,746	27,797	28,051
Total non-affiliate investments	$228,156	$208,177	$255,494	$250,267

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

Debt investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At September 30, 2016 and December 31, 2015, the hypothetical market yields used ranged from 11% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of September 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2016:

September 30, 2016
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$189,057	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

	12,021	Liquidation Scenario	Probability Weighting	10% – 100%	40%

Warrant investments	4,882	Black-Scholes Valuation Model	Price Per Share	$0.00 – $63.98	$3.89
			Average Industry Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	500	Multiple Probability Weighted	Discount Rate	25%	25%
		Cash Flow Model	Probability Weighting	10% – 100%	43%

Equity investments	251	Last Equity Financing	Price Per Share	$0. 04 – $1.00	$0.36
Total Level 3 investments	$206,711

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

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. On September 30, 2016, the closing price of the 2019 Notes on the New York Stock Exchange was $25.64 per note, or $33.8 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$201,078	$—	$—	$201,078
Warrant investments	$5,730	$—	$848	$4,882
Other investments	$500	$—	$—	$500
Equity investments	$869	$618	$—	$251

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$285	$—	$285	$—
Restricted investments in money market funds	$1,091	$—	$1,091	$—
Debt investments	$242,167	$—	$—	$242,167
Warrant investments	$6,645	$—	$852	$5,793
Other investments	$300	$—	$—	$300
Equity investments	$1,155	$839	$—	$316

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2016:

	Three Months Ended September 30, 2016
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$226,963	$4,835	$240	$600	$232,638
Purchase of investments	13,536	—	—	—	13,536
Warrants and equity received and classified as Level 3	—	240	11	—	251
Principal payments received on investments	(28,775)	—	—	(25)	(28,800)
Proceeds from sale of investments	—	(5)	—	—	(5)
Net realized gain on investments	—	5	—	—	5
Unrealized depreciation included in earnings	(10,537)	(193)	—	(75)	(10,805)
Other	(109)	—	—	—	(109)
Level 3 assets, end of period	$201,078	$4,882	$251	$500	$206,711

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended September 30, 2016, there were no transfers between levels.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$242,167	$5,793	$316	$300	$248,576
Purchase of investments	45,223	—	—	—	45,223
Warrants and equity received and classified as Level 3	—	389	67	—	456
Principal payments received on investments	(69,235)	—	—	(80)	(69,315)
Proceeds from sale of investments	—	(810)	(129)	—	(939)
Net realized (loss) gain on investments	(3,093)	677	(367)	—	(2,783)
Unrealized (depreciation) appreciation included in earnings	(13,566)	(1,167)	364	(103)	(14,472)
Transfer from debt investments to other investments	(383)	—	—	383	—
Other	(35)	—	—	—	(35)
Level 3 assets, end of period	$201,078	$4,882	$251	$500	$206,711

The Company’s transfers between levels are recognized at the end of each reporting period. During the nine months ended September 30, 2016, there were no transfers between levels.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2016 includes $15.8 million in unrealized depreciation on debt and other investments, $0.8 million in unrealized depreciation on warrant investments and $0.1 million in unrealized appreciation on equity investments.

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

As of September 30, 2016 and December 31, 2015, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.  Borrowings

The following table shows the Company’s borrowings as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$—	$—	$—	$14,546	$14,546	$—
Key Facility	95,000	63,000	32,000	70,000	68,000	2,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	128,000	96,000	32,000	117,546	115,546	2,000
Unamortized debt issuance costs attributable to term borrowings	—	(450)	—	—	(592)	—
Total borrowings outstanding, net	$128,000	$95,550	$32,000	$117,546	$114,954	$2,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of September 30, 2016, the asset coverage for borrowed amounts was 250%.

On August 12, 2015, the Company amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. On April 27, 2016, the Company added a $25 million commitment to the existing $70 million commitment. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $95 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on August 12, 2020. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. Based on a LIBOR rate of 0.53% and 0.43% on September 30, 2016 and December 31, 2015, respectively, the interest rate was 4.00% as of September 30, 2016 and December 31, 2015. The average rate for the three and nine months ended September 30, 2016 and 2015 was 4.00%. As of September 30, 2016, the Company had borrowing capacity of $32.0 million, of which $10.6 million was available, subject to existing terms and advance rates. As of December 31, 2015, the Company had available borrowing capacity of $2.0 million, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2016, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On June 28, 2013, the Company completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of the Company, issued $90 million in the Asset-Backed Notes, which were rated A1(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by 2013-1 Trust and were backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of such portfolio companies. The Asset-Backed Notes were secured obligations of 2013-1 Trust and non-recourse to the Company. In connection with the issuance and sale of the Asset-Backed Notes, the Company made customary representations, warranties and covenants. The Asset-Backed Notes bore interest at a fixed rate of 3.00% per annum and had a stated maturity of May 15, 2018. As of September 30, 2016 the Asset-Backed Notes were repaid in full.

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

The balance of unfunded commitments to extend credit was $7.0 million and $10.0 million as of September 30, 2016 and December 31, 2015, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2016:

	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
ControlScan, Inc.	$3,000	$35
ShopKeep.com, Inc.	4,000	79
Total	$7,000	$114

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2016 totaling $0.1 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 23% and 21% of total debt investments outstanding as of September 30, 2016 and December 31, 2015, respectively. No single debt investment represented more than 10% of the total debt investments as of September 30, 2016 and December 31, 2015. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 18% of total interest and fee income on investments for the three months ended September 30, 2016 and 2015. Interest income from the five largest debt investments accounted for 18% of total interest and fee income on investments for the nine months ended September 30, 2016 and 2015.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2016 and for the years ended December 31, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Nine Months Ended September 30, 2016
7/29/16	11/18/16	12/15/16	$0.115	$—	—	$—
7/29/16	10/20/16	11/15/16	0.115	—	—	—
7/29/16	9/20/16	10/17/16	0.115	1,305	1,706	23
4/28/16	8/19/16	9/15/16	0.115	1,307	1,535	21
4/28/16	7/20/16	8/15/16	0.115	1,302	1,842	25
4/28/16	6/20/16	7/15/16	0.115	1,305	1,734	23
3/3/16	5/19/16	6/15/16	0.115	1,305	1,898	23
3/3/16	4/20/16	5/16/16	0.115	1,283	3,821	44
3/3/16	3/18/16	4/15/16	0.115	1,306	1,840	21
			$1.035	$9,113	14,376	$180
Year Ended December 31, 2015
10/30/15	2/22/16	3/15/16	$0.115	$1,309	1,606	$18
10/30/15	1/21/16	2/17/16	0.115	1,308	1,931	18
10/30/15	12/18/15	1/15/16	0.115	1,311	1,841	18
7/29/15	11/19/15	12/15/15	0.115	1,317	1,687	20
7/29/15	10/20/15	11/16/15	0.115	1,317	1,967	22
7/29/15	9/18/15	10/15/15	0.115	1,315	2,418	24
5/1/15	8/19/15	9/15/15	0.115	1,312	2,577	26
5/1/15	7/20/15	8/14/15	0.115	1,312	2,420	27
5/1/15	6/18/15	7/15/15	0.115	1,312	2,045	26
3/6/15	5/20/15	6/15/15	0.115	1,311	2,036	28
3/6/15	4/20/15	5/15/15	0.115	1,311	1,950	28
3/6/15	3/20/15	4/15/15	0.115	1,095	877	12
			$1.380	$15,530	23,355	$267
Year Ended December 31, 2014
10/31/14	2/19/15	3/16/15	$0.115	$1,096	751	$11
10/31/14	1/20/15	2/13/15	0.115	1,094	956	12
10/31/14	12/17/14	1/15/15	0.115	1,096	786	11
8/1/14	11/19/14	12/15/14	0.115	1,093	1,099	15
8/1/14	10/20/14	11/17/14	0.115	1,095	850	12
8/1/14	9/18/14	10/15/14	0.115	1,095	901	12
5/1/14	8/19/14	9/15/14	0.115	1,095	812	12
5/1/14	7/21/14	8/15/14	0.115	1,080	2,042	29
5/1/14	6/18/14	7/17/14	0.115	1,093	784	11
3/6/14	5/20/14	6/16/14	0.115	1,091	1,128	15
3/6/14	4/17/14	5/15/14	0.115	1,090	1,174	16
3/6/14	3/19/14	4/15/14	0.115	1,097	644	8
			$1.380	$13,115	11,927	$164

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On October 28, 2016, the Board declared three monthly distributions of $0.10 per share, a reduction from the prior rate of $0.115 per month, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
February 17, 2017	February 22, 2017	March 15, 2017	$0.10
January 17, 2017	January 19, 2017	February 15, 2017	$0.10
December 16, 2016	December 20, 2016	January 13, 2017	$0.10

After paying distributions of $0.345 per share and earning $0.38 per share for the quarter, the Company’s undistributed spillover income as of September 30, 2016 was $0.22 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 10. Financial highlights

The following table shows financial highlights for the Company:

	Nine Months Ended September 30,
	2016		2015
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$13.85		$14.36
Net investment income	1.15		0.90
Realized loss on investments	(0.25)		(0.16)
Unrealized (depreciation) appreciation on investments	(1.27)		0.09
Net (decrease) increase in net assets resulting from operations	(0.37)		0.83
Net dilution from issuance of common stock	—		(0.18)
Distributions declared(1)	(1.04)		(1.04)
From net investment income	(1.04)		(1.04)
From net realized gain on investments	—		—
Return of capital	—		—
Other(2)	—		(0.03)
Net asset value at end of period	$12.44		$13.94
Per share market value, beginning of period	$11.73		$13.99
Per share market value, end of period	$13.56		$9.05
Total return based on a market value(3)	24.4%		(27.9)%
Shares outstanding at end of period	11,551,941		11,642,522
Ratios to average net assets:
Expenses without incentive fees	9.3	%(4)	8.6	%(4)
Incentive fees	1.9	%(4)	2.1	%(4)
Net expenses	11.2	%(4)	10.7	%(4)
Net investment income with incentive fees	11.5	%(4)	8.4	%(4)
Ratios, without waivers, to average net assets:
Expenses without incentive fees(5)	9.3	%(4)	8.8	%(4)
Incentive fees(5)	1.9	%(4)	2.1	%(4)
Net expenses(5)	11.2	%(4)	10.9	%(4)
Net investment income with incentive fees(5)	11.5	%(4)	8.2	%(4)
Net assets at the end of the period	$143,669		$162,247
Average net asset value	$153,467		$157,077
Average debt per share	$9.11		$7.54
Portfolio turnover ratio	19.7%		49.1%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	During the nine months ended September 30, 2015, the Advisor waived $0.2 million of base management fee.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a revolving line of credit, or Senior Term Loans. As of September 30, 2016, 97.5%, or $196.0 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Term loans	47	$201,078	96.6%	52	$242,167	96.8%
Warrants	82	5,730	2.8	83	6,645	2.6
Other investments	2	500	0.2	1	300	0.1
Equity	5	869	0.4	6	1,155	0.5
Total		$208,177	100.0%		$250,267	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
		(In thousands)
Beginning portfolio	$233,266	$240,148	$250,267	$205,101
New debt investments	13,536	32,848	45,223	104,781
Principal payments received on investments	(11,839)	(5,820)	(35,625)	(18,975)
Early pay-offs	(16,961)	(16,196)	(33,690)	(39,618)
Accretion of debt investment fees	382	411	1,123	1,015
New debt investment fees	(195)	(258)	(714)	(959)
New equity	11	—	67	—
Sale of investments	(5)	(1,578)	(939)	(1,578)
Net realized gain (loss) on investments	5	(1,462)	(2,783)	(1,692)
Net unrealized (depreciation) appreciation on investments	(10,023)	940	(14,752)	958
Ending portfolio	$208,177	$249,033	$208,177	$249,033

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$29,085	14.5%	$36,005	14.9%
Medical Device	14,793	7.4	22,472	9.2
Technology
Communications	301	0.2	19,511	8.1
Consumer-Related	25,213	12.5	18,268	7.5
Internet and Media	7,927	3.9	—	—
Materials	9,861	4.9	9,825	4.1
Networking	3,377	1.7	693	0.3
Power Management	2,466	1.2	2,456	1.0
Semiconductors	14,340	7.1	18,237	7.5
Software	57,015	28.4	59,664	24.6
Cleantech
Alternative Energy	—	—	2,849	1.2
Energy Efficiency	2,496	1.2	3,227	1.3
Waste Recycling	5,960	2.9	5,936	2.5
Healthcare Information and Services
Diagnostics	4,171	2.1	7,247	3.0
Other	6,782	3.4	8,236	3.4
Software	17,291	8.6	27,541	11.4
Total	$201,078	100.0%	$242,167	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 23% and 21% of total debt investments outstanding as of September 30, 2016 and December 31, 2015, respectively. No single debt investment represented more than 10% of our total debt investments as of September 30, 2016 and December 31, 2015.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of September 30, 2016 and December 31, 2015, our debt investments had a weighted average credit rating of 2.9 and 3.0, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
	(Dollars in thousands)
Credit Rating
4	7	$32,068	15.9%	7	$23,603	9.8%
3	28	137,220	68.3	37	199,185	82.2
2	8	19,769	9.8	7	18,879	7.8
1	4	12,021	6.0	1	500	0.2
Total	47	$201,078	100.0%	52	$242,167	100.0%

As of September 30, 2016, there were four debt investments with an internal credit rating of 1, with a cost of $27.7 million and a fair value of $12.0 million. As of December 31, 2015, there was one debt investment with an internal credit rating of 1, with a cost of $2.7 million and a fair value of $0.5 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended September 30, 2016 and 2015

The following table shows consolidated results of operations for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,
	2016	2015
	(In thousands)
Total investment income	$7,608	$8,427
Total net expenses	3,285	4,386
Net investment income before excise tax	4,323	4,041
Credit for excise tax	(52)	(20)
Net investment income	4,375	4,061
Net realized gain (loss) on investments	5	(1,463)
Net unrealized (depreciation) appreciation on investments	(10,023)	940
Net (decrease) increase in net assets resulting from operations	$(5,643)	$3,538
Average debt investments, at fair value	$214,358	$237,400
Average borrowings outstanding	$96,543	$98,090

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $0.8 million, or 9.7%, to $7.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. For the three months ended September 30, 2016, total investment income consisted primarily of $6.8 million in interest income from investments, which included $1.4 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.8 million in fee income. For the three months ended September 30, 2015, total investment income consisted primarily of $7.7 million in interest income from investments, which included $1.1 million in income from the accretion of origination fees and ETPs and $0.7 million in fee income. Interest income on investments decreased by $0.9 million, or 11.5%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Interest income on investments decreased primarily due to a decrease of $23.0 million, or 9.7%, in the average size of our investment portfolio. Fee income, which includes success fee and prepayment fee income on debt investments, increased by $0.1 million, or 9.3%, to $0.8 million primarily due to fees earned on higher principal prepayments received during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

For the three months ended September 30, 2016 and 2015, our dollar-weighted annualized yield on average debt investments was 14.2%. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 18% of investment income for the three months ended September 30, 2016 and 2015.

Expenses

Total net expenses decreased by $1.1 million, or 25.1%, to $3.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $0.02 million, or 1.5%, to $1.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings of $1.5 million, or 1.6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Base management fee expense remained flat at $1.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, after giving effect to a waiver of $0.1 million for the three months ended September 30, 2015. Base management fee was flat primarily due to a decrease of $23.0 million, or 9.7%, in the average size of our investment portfolio, offset by the waiver of $0.1 million of base management fee for the three months ended September 30, 2015.

For the three months ended September 30, 2016, the incentive fee expense was effectively zero as the incentive fee on pre-incentive fee net investment income was subject to the incentive fee cap and deferral mechanism under our Investment Management Agreement which resulted in $0.9 million of reduced expense and additional net investment income. The incentive fee on pre-incentive fee net investment income was subject to the incentive fee cap and deferral mechanism due to net realized and unrealized losses in the portfolio during the three months ended September 30, 2016 totaling $10.0 million. Performance based incentive fee expense was $1.0 million for the three months ended September 30, 2015.

Administrative fee expense decreased by $0.1 million, or 34.3%, to $0.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Administrative fee expense decreased primarily due to a decrease in expenses incurred by the Advisor on our behalf for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses, in the aggregate, remained flat at $0.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

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

During the three months ended September 30, 2016, we realized net gains totaling less than $0.01 million. During the three months ended September 30, 2015, we realized net losses totaling $1.5 million primarily due to the resolution of one debt investment partially offset by realized gains on the sale of warrants. The debt investment was settled for a net cash payment of $4.9 million, which resulted in a realized loss of $1.8 million and unrealized appreciation of $1.8 million as the fair value of the debt investment was adjusted on June 30, 2015 to reflect the outcome of this resolution.

During the three months ended September 30, 2016, net unrealized depreciation on investments totaled $10.0 million which was primarily due to the unrealized depreciation on three debt investments. During the three months ended September 30, 2015, net unrealized appreciation on investments totaled $0.9 million which was primarily due to the reversal of previously recorded unrealized depreciation on one debt investment that was settled during the period, described above, partially offset by changes in fair values of our investment portfolio.

Comparison of the nine months ended September 30, 2016 and 2015

The following table shows consolidated results of operations for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Total investment income	$25,997	$22,549
Total net expenses	12,851	12,657
Net investment income before excise tax	13,146	9,892
Credit for excise tax	(138)	—
Net investment income	13,284	9,892
Net realized loss on investments	(2,857)	(1,723)
Net unrealized (depreciation) appreciation on investments	(14,752)	958
Net (decrease) increase in net assets resulting from operations	$(4,325)	$9,127
Average debt investments, at fair value	$229,069	$213,249
Average borrowings outstanding	$105,183	$83,211

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $3.4 million, or 15.3%, to $26.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. For the nine months ended September 30, 2016, total investment income consisted primarily of $24.6 million in interest income from investments, which included $6.6 million in income from the accretion of origination fees and ETPs and $1.4 million in fee income. For the nine months ended September 30, 2015, total investment income consisted primarily of $20.9 million in interest income from investments, which included $3.3 million in income from the accretion of origination fees and ETPs and $1.7 million in fee income. Interest income on investments increased by $3.7 million, or 17.9%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Interest income on investments increased primarily due to an increase of $15.8 million, or 7.4%, in the average size of our investment portfolio and a larger amount of ETPs earned during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Fee income, which includes success fee and prepayment fee income on debt investments, decreased by $0.3 million, or 17.6%, primarily due to seven prepayments during the nine months ended September 30, 2016 compared to 11 prepayments during the nine months ended September 30, 2015.

For the nine months ended September 30, 2016 and 2015, our dollar-weighted annualized yield on average debt investments was 15.1% and 14.1%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 18% of investment income for the nine months ended September 30, 2016 and 2015.

Expenses

Total net expenses increased by $0.2 million, or 1.5%, to $12.9 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.2 million, or 4.1%, to $4.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $22.0 million, or 26.4%, which was partially offset by a decrease in our effective cost of debt for the nine months ended September 30, 2016.

Base management fee expense increased by $0.4 million, or 12.8%, to $3.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, after giving effect to a waiver of $0.2 million for the nine months ended September 30, 2015, which increase was primarily due to an increase of $15.8 million, or 7.4%, in the average size of our investment portfolio.

Performance based incentive fee expense decreased by $0.3 million, or 14.0%, to $2.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Performance based incentive fee expense decreased because the incentive fee expense for the three months ended September 30, 2016 was effectively zero due to the incentive fee cap and deferral mechanism under our Investment Management Agreement. This resulted in $0.9 million of reduced expense and additional net investment income for the nine months ended September 30, 2016. The incentive fee on pre-incentive fee net investment income was subject to the incentive fee cap and deferral mechanism due to net realized and unrealized losses in the portfolio during the nine months ended September 30, 2016 totaling $17.6 million.

Administrative fee expense decreased by $0.1 million, or 14.1%, to $0.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Administrative fee expense decreased primarily due to a decrease in expenses incurred by the Advisor on our behalf for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses were unchanged at $1.8 million for the nine months ended September 30, 2016 and 2015.

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

During the nine months ended September 30, 2016, we realized net losses totaling $2.9 million primarily due to the resolution of two debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants. One debt investment was settled for net cash proceeds of $0.1 million and a royalty and sale agreement fair valued at $0.4 million, which resulted in a realized loss and unrealized appreciation of $2.2 million. The other debt investment was settled for cash proceeds which resulted in a realized loss of $1.0 million and unrealized appreciation of $0.7 million. During the nine months ended September 30, 2015, we realized net losses totaling $1.7 million primarily due to the resolution of one debt investment partially offset by realized gains on the sale of warrants. The debt investment was settled for a net cash payment of $4.9 million, which resulted in a realized loss of $1.8 million and unrealized appreciation of $1.8 million as the fair value of the debt investment was adjusted on June 30, 2015 to reflect the outcome of this resolution.

During the nine months ended September 30, 2016, net unrealized depreciation on investments totaled $14.8 million which was primarily due to the unrealized depreciation on four debt investments. During the nine months ended September 30, 2015, net unrealized appreciation on investments totaled $1.0 million which was primarily due to the reversal of previously recorded unrealized depreciation on one debt investment that was settled during the period, as described above, partially offset by changes in fair values of our investment portfolio.

Liquidity and capital resources

As of September 30, 2016 and December 31, 2015, we had cash and investments in money market funds of $26.2 million and $21.1 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2015, we had $1.1 million of restricted investments in money market funds. Restricted investments in money market funds were primarily used to make monthly interest and principal payments on our asset-backed notes, or the Asset-Backed Notes. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our 7.375% notes due 2019, or the 2019 Notes, and the Asset-Backed Notes.

On March 24, 2015, we completed a public offering of 2.0 million shares of common stock for net proceeds of $26.5 million, after deducting underwriting commission and discounts and other offering expenses. We generally used the net proceeds from this offering to make investments, to repurchase or pay down liabilities and for general corporate purposes.

On July 29, 2016, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2017 or the repurchase of $5.0 million of our common stock. During the three and nine months ended September 30, 2016, we repurchased 1,319 shares of our common stock at an average price of $11.54 on the open market at a total cost of $0.02 million. From the inception of the stock repurchase program through September 30, 2016, we repurchased 114,704 shares of our common stock at an average price of $11.53 on the open market at a total cost of $1.3 million.

At September 30, 2016 and December 31, 2015, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association, or Key, was $63.0 million and $68.0 million, respectively. At September 30, 2016, we had borrowing capacity under the Key Facility of $32.0 million, of which $10.6 million was available, subject to existing terms and advance rates. At December 31, 2015, we had available borrowing capacity under the Key Facility of $2.0 million, subject to existing terms and advance rates.

Our operating activities provided cash of $36.9 million for the nine months ended September 30, 2016, and our financing activities used cash of $31.5 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments partially offset by investments made in portfolio companies. Our financing activities used cash primarily to pay off our Asset-Backed Notes and pay distributions to our stockholders.

Our operating activities used cash of $33.6 million for the nine months ended September 30, 2015, and our financing activities provided cash of $37.7 million for the same period. Our operating activities, in such period, used cash primarily for investments made in portfolio companies, partially offset by principal payments received on our debt investments. Our financing activities, in such period, provided cash primarily from the completion of a follow-on public offering of 2.0 million shares of common stock for net proceeds of $26.5 million, after deducting underwriting commission and discounts and other offering expenses, and advances on our Key Facility of $42.0 million, which was partially offset by cash used to pay down our Asset-Backed Notes and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$—	$—	$—	$14,546	$14,546	$—
Key Facility	95,000	63,000	32,000	70,000	68,000	2,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	128,000	96,000	32,000	117,546	115,546	2,000
Unamortized debt issuance costs attributable to term borrowings	—	(450)	—	—	(592)	—
Total borrowings outstanding, net	$128,000	$95,550	$32,000	$117,546	$114,954	$2,000

On August 12, 2015, we amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. On April 27, 2016, we further added a $25 million commitment to our existing $70 million commitment. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. Based on a LIBOR rate of 0.53% and 0.43% on September 30, 2016 and December 31, 2015, respectively, the interest rate was 4.00% as of September 30, 2016 and December 31, 2015.

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

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2016, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

On June 28, 2013, we completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of ours, issued $90 million in the Asset-Backed Notes, which were rated A1(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by 2013-1 Trust and were backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The Asset-Backed Notes were secured obligations of 2013-1 Trust and non-recourse to us. In connection with the issuance and sale of the Asset-Backed Notes, we made customary representations, warranties and covenants. The Asset-Backed Notes bore interest at a fixed rate of 3.00% per annum and had a stated maturity of May 15, 2018. As of September 30, 2016 the Asset-Backed Notes were repaid in full.

Under the terms of the Asset-Backed Notes, we were required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which could have been used to make monthly interest and principal payments on the Asset-Backed Notes.

As of September 30, 2016 and December 31, 2015, other assets were $2.0 million and $2.2 million, respectively, which were primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2016:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$96,000	$13,270	$80,257	$2,473	$—
Unfunded commitments	7,000	7,000	—	—	—
Total	$103,000	$20,270	$80,257	$2,473	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2016, we had unfunded commitments of $7.0 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of September 30, 2016, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Distributions

On October 28, 2016, the Board declared monthly cash distributions of $0.10 per share payable in each of January, February and March 2017, representing a reduction from the prior rate of $0.115 per month.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2016 and 2015, we paid the Advisor $1.1 million and $2.2 million, respectively, pursuant to the Investment Management Agreement. During the nine months ended September 30, 2016 and 2015, we paid the Advisor $5.8 million and $5.7 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended September 30, 2016 and 2015, we paid the Advisor $0.2 million and $0.3 million, respectively, pursuant to the Administration Agreement. During the nine months ended September 30, 2016 and 2015, we paid the Advisor $0.8 million and $0.9 million, respectively, pursuant to the Administration Agreement.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with Topic 740, as modified by Topic 946, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2016 and December 31, 2015.

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
We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2016 and December 31, 2015, 97% and 93%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our September 30, 2016 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income), the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$4,532	$1,769	$2,763
Up 200 basis points	$3,217	$1,131	$2,086
Up 100 basis points	$1,637	$492	$1,145
Down 300 basis points	$(417)	$—	$(417)
Down 200 basis points	$(358)	$—	$(358)
Down 100 basis points	$(298)	$—	$(298)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2016, we, including our Chief Executive Officer and Vice President of Finance and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Vice President of Finance and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2016 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2015.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our purchases of our common stock for each month in the three month period ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except share and per share data)
July 1, 2016 through July 31, 2016	1,319	$11.54	1,319	$3,678
August 1, 2016 through August 31, 2016	—	—	—	$3,678
September 1, 2016 through September 30, 2016	—	—	—	$3,678
Total	1,319	$11.54	1,319

(1)	On September 28, 2015, we announced a share repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. The plan was extended by the Board on July 29, 2016 and will expire on the earlier of June 30, 2017 and the repurchase of $5.0 million of common stock.

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

Horizon Technology Finance Corporation

Date: November 1, 2016	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: November 1, 2016	By:	/s/ Daniel R. Trolio
		Name:	Daniel R. Trolio
		Title:	Vice President of Finance and Interim Chief Financial Officer

