Form 10-K
period 2016-12-31
Horizon Technology Finance Corp
filed 2017-03-07
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2016 based on the closing price on that date of $12.20 on the Nasdaq Global Select Market was $139.1 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 11,513,516 shares of the Registrant’s common stock outstanding as of March 1, 2017.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms:

•	“we,” “us,” “our” “the Company” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation, a Delaware corporation, and its consolidated subsidiaries;

•	The “Advisor” and the “Administrator” refer to Horizon Technology Finance Management LLC, a Delaware limited liability company;

•	“Credit II” refers to Horizon Credit II LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and our direct subsidiary;

•	“Key” refers to KeyBank National Association and “Key Facility” refers to the revolving credit facility with Key;

•	“2019 Notes” refers to our $33 million aggregate principal amount of 7.375% senior unsecured notes due 2019;

•	“2013-1 Securitization” refers to the $189.3 million securitization of secured loans we completed on June 28, 2013;

•	“Asset-Backed Notes” refers to the $90 million aggregate principal amount of fixed-rate asset-backed notes that were issued in conjunction with the 2013-1 Securitization; and

•	The “2013-1 Trust” refers to Horizon Funding Trust 2013-1, a Delaware trust.

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

Item 1.  Business

General

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to collectively as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or “Senior Term Loans.” Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance a portion of our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally do not have to pay corporate-level federal income taxes on our investment company taxable income and our net capital gain that we distribute to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

Compass Horizon Funding Company LLC, or Compass Horizon, our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

From the commencement of operations of our predecessor on March 4, 2008 through December 31, 2016, we funded 146 portfolio companies and invested $839.6 million in debt investments. As of December 31, 2016, our debt investment portfolio consisted of 44 debt investments with an aggregate fair value of $186.2 million. As of December 31, 2016, 97.4%, or $181.4 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2016, our net assets were $139.2 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade”. Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2016, our debt investment portfolio had a dollar-weighted annualized yield of 14.9% (excluding any yield from warrants). The warrants we receive from time to time when making loans to portfolio companies are excluded from the calculation of our dollar-weighted annualized yield because such warrants do not generate any yield since we do not receive dividends or other payments in respect of our outstanding warrants. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors. As of December 31, 2016, our debt investments had a dollar-weighted average term of 44 months from inception and a dollar-weighted average remaining term of 28 months. As of December 31, 2016, substantially all of our debt investments had an original committed principal amount of between $2 million and $15 million, repayment terms of between 28 and 48 months and bore current pay interest at annual interest rates of between 9% and 13%.

For the year ended December 31, 2016, our total return based on market value was 1.5%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2016, we held warrants to purchase stock, predominantly preferred stock, in 78 portfolio companies, equity positions in five portfolio companies and success fee arrangements in 11 portfolio companies.

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

Our common stock began trading October 29, 2010 and is currently traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “HRZN”.

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

Our advisor

Our investment activities are managed by our Advisor, and we expect to continue to benefit from our Advisor’s ability to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate investments and manage our portfolio of investments. In addition to the experience gained from the years that they have worked together both at our Advisor and prior to the formation of our Advisor, the members of our investment team have broad lending backgrounds, with substantial experience at a variety of commercial finance companies, technology banks and private debt funds, and have developed a broad network of contacts within the venture capital and private equity community. This network of contacts provides a principal source of investment opportunities.

Our Advisor is led by five senior managers including Robert D. Pomeroy, Jr., our Chief Executive Officer, Gerald A. Michaud, our President, John C. Bombara, our Senior Vice President, General Counsel and Chief Compliance Officer, Daniel S. Devorsetz, our Senior Vice President and Chief Investment Officer and Daniel R. Trolio, our Senior Vice President and Chief Financial Officer.

Our strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. To further implement our business strategy, we expect our Advisor to continue to employ the following core strategies:

•	Structured investments in the venture capital and private and public equity markets. We make loans to development-stage companies within our Target Industries typically in the form of secured loans. The secured debt structure provides a lower risk strategy, as compared to equity or unsecured debt investments, to participate in the emerging technology markets because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current-pay interest and amortization of principal and have a senior position to equity and unsecured debt in the borrower’s capital structure in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our debt investments primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the debt investment upon a default. Only the potential gains from warrants depend upon equity investment exits.

•	“Enterprise value” lending. We and our Advisor take an enterprise value approach to structuring and underwriting loans. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the applicable portfolio company’s particular technology, service or customer base. We secure our lien position against the enterprise value of each portfolio company.

•	Creative products with attractive risk-adjusted pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Venture Loans. These funding needs include funds for additional development “runways”, funds to hire or retain sales staff or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current-pay interest, commitment fees, end-of-term payments, or ETPs, pre-payment fees, success fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ financing requirements while mitigating risk and maximizing returns on our investments.

•	Opportunity for enhanced returns. To enhance our debt investment portfolio returns, in addition to interest and fees, we frequently obtain warrants to purchase the equity of our portfolio companies as additional consideration for making debt investments. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors.

•	Direct origination. We originate transactions directly with technology, life science, healthcare information and services and cleantech companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.

•	Disciplined and balanced underwriting and portfolio management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance our investment portfolio to reduce the risk of down market cycles associated with any particular industry or sector, development-stage or geographic area. Our Advisor employs a “hands on” approach to portfolio management, requiring private portfolio companies to provide monthly financial information and to participate in regular updates on performance and future plans. For public companies, our Advisor typically relies on publicly reported quarterly financials.

•	Use of leverage. We use leverage to increase returns on equity through our Key Facility and our 2019 Notes. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

Market opportunity

We focus our investments primarily in four key industries of the emerging technology market: technology, life science, healthcare information and services and cleantech. The technology sectors we focus on include communications, networking, data storage, software, cloud computing, semiconductor, power management, internet and media and consumer-related technologies. The life science sectors we focus on include biotechnology, drug discovery, drug delivery, bioinformatics and medical devices. The healthcare information and services sectors we focus on include diagnostics, medical record services and software and other healthcare related services and technologies that improve efficiency and quality of administered healthcare. The cleantech sectors we focus on include alternative energy, water purification, energy efficiency, green building materials and waste recycling. We refer to all of these companies as “technology-related” companies because the companies are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We intend, under normal market conditions, to invest at least 80% of the value of our total assets in such companies.

We believe that Venture Lending has the potential to achieve enhanced returns that are attractive notwithstanding the high degree of risk associated with lending to development-stage companies. Potential benefits include:

•	interest rates that typically exceed rates that would be available to portfolio companies if they could borrow in traditional commercial financing transactions;

•	the debt investment support provided by cash proceeds from equity capital invested by venture capital and private equity firms or access to public equity markets to access capital;

•	relatively rapid amortization of principal;

•	senior ranking to equity and collateralization of debt investments to minimize potential loss of capital; and

•	potential equity appreciation through warrants.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, including:

Consistently execute commitments and close transactions.  Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $1.3 billion to more than 210 companies since operations commenced in 2004.

Robust direct origination capabilities.  Our Advisor has significant experience originating Venture Loans in our Target Industries. This experience has given our Advisor a deep knowledge of our Target Industries and an extensive base of transaction sources and references.

Highly experienced and cohesive management team.  Our Advisor’s senior management team of experienced professionals has been together since its inception. This consistency allows companies, their management teams and their investors to rely on consistent and predictable service, loan products and terms and underwriting standards.

Relationships with venture capital and private equity investors.  Our Advisor has developed strong relationships with venture capital and private equity firms and their partners.

Well-known brand name.  Our Advisor has originated Venture Loans to more than 210 companies in our Target Industries under the “Horizon Technology Finance” brand.

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

Investment criteria

We seek to invest in companies that vary by their stage of development, their Target Industries and sectors of Target Industries and their geographical location, as well as by the venture capital and private equity sponsors that support our portfolio companies. While we invest in companies at various stages of development, we require that prospective portfolio companies be beyond the seed stage of development and have received at least their first round of venture capital or private equity financing before we will consider making an investment. We expect a prospective portfolio company to demonstrate its ability to advance technology and increase its value over time.

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

Continuing support from one or more venture capital and private equity investors.   We typically invest in companies in which one or more established venture capital and private equity investors have previously invested and continue to make a contribution to the management of the business. We believe that established venture capital and private equity investors can serve as committed partners and will assist their portfolio companies and their management teams in creating value. We take into consideration the total amount raised by the company, the valuation history, investor reserves for future investment and the expected timing and milestones to the next equity round financing.

Operating plan and cash resources.   We generally require that a prospective portfolio company, in addition to having sufficient access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to raise the additional capital necessary to cover its operating expenses and service its debt. Our review of the operating plan will take into consideration existing cash, cash burn, cash runway and the milestones necessary for the company to achieve cash flow positive operations or to access additional equity from its investors.

Enterprise and technology value.   We expect that the enterprise value of a prospective portfolio company should substantially exceed the principal balance of debt borrowed by the company. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the company’s particular technology, service or customer base.

Market opportunity and exit strategy.   We seek portfolio companies that are addressing market opportunities that capitalize on their competitive advantages. Competitive advantages may include unique technology, protected intellectual property, superior clinical results or significant market traction. As part of our investment analysis, we typically also consider potential realization of our warrants through merger, acquisition or initial public offering based upon comparable exits in the company’s Target Industry.

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

The responsible managing director of our Advisor obtains materials from the prospective portfolio company and from those materials, as well as other available information, determines whether it is appropriate for our Advisor to issue a non-binding term sheet. The managing director bases this decision to proceed on his or her experience, the competitive environment and the prospective portfolio company’s needs and also seeks the counsel of our Advisor’s senior management and investment team.

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

Due diligence.   The due diligence process includes a formal visit to the prospective portfolio company’s location and interviews with the prospective portfolio company’s senior management team. The process includes obtaining and analyzing publicly available information from independent third parties that have knowledge of the prospective portfolio company’s business, including, to the extent available analysts that follow the technology market, thought leaders in our Target Industries and important customers or partners, if any. Outside sources of information are reviewed, including industry publications, scientific and market articles, internet publications, publicly available information on competitors or competing technologies and information known to our Advisor’s investment team from their experience in the technology markets.

A primary element of the due diligence process is interviewing key existing investors of the prospective portfolio company, who are often also members of the prospective portfolio company’s board of directors. While these board members and/or investors are not independent sources of information, their support for management and willingness to support the prospective portfolio company’s further development are critical elements of our decision making process.

Investment memorandum.   Upon completion of the due diligence process and review and analysis of all of the information provided by the prospective portfolio company and obtained externally, our Advisor’s assigned credit officer prepares an investment memorandum for review and approval. The investment memorandum is reviewed by our Advisor’s Chief Investment Officer and then submitted to our Advisor’s investment committee for approval.

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

Loan closing and funding.   Approved investments are documented and closed by our Advisor’s in-house legal and loan administration staff. Loan documentation is based upon standard templates created by our Advisor and is customized for each transaction to reflect the specific deal terms. The transaction documents typically include a loan and security agreement, warrant agreement and applicable perfection documents, including applicable Uniform Commercial Code financing statements and, as applicable, may also include a landlord agreement, patent and trademark security grants, a subordination agreement, an intercreditor agreement and other standard agreements for commercial loans in the Venture Lending industry. Funding requires final approval by our Advisor’s General Counsel, Chief Executive Officer or President, Chief Financial Officer and Chief Investment Officer.

Portfolio management and reporting.   Our Advisor maintains a “hands on” approach to maintain communication with our portfolio companies. At least quarterly, our Advisor contacts our portfolio companies for operational and financial updates by phone and performs reviews. Our Advisor may contact portfolio companies deemed to have greater credit risk on a monthly basis. Our Advisor requires all private companies to provide financial statements, typically monthly. For public companies, our Advisor typically relies on publicly reported quarterly financials. This allows our Advisor to identify any unexpected developments in the financial performance or condition of our portfolio company.

Our Advisor has developed a proprietary internal credit rating system to analyze the quality of our debt investments. Using this system, our Advisor analyzes and then rates the credit risk within the portfolio on a quarterly basis. Each portfolio company is rated on a 1 through 4 scale, with 3 representing the rating for a standard level of risk. A rating of 4 represents an improved and better credit quality than existed at the time of its original underwriting. A rating of 2 or 1 represents a deteriorating credit quality and an increased risk of loss of principal. Newly funded investments are typically assigned a rating of 3, unless extraordinary circumstances require otherwise. These investment ratings are generated internally by our Advisor, and we cannot guarantee that others would assign the same ratings to our portfolio investments or similar portfolio investments.

Our Advisor closely monitors portfolio companies rated a 1 or 2 for adverse developments. In addition, our Advisor maintains regular contact with the management, board of directors and major equity holders of these portfolio companies in order to discuss strategic initiatives to correct the deterioration of the portfolio company.

The following table describes each rating level:

Rating
4	The portfolio company has performed in excess of our expectations as demonstrated by exceeding revenue milestones, clinical milestones or other operating metrics or as a result of raising capital well in excess of our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value greatly exceeds our loan balance; it has achieved cash flow positive operations or has sufficient cash resources to cover the remaining balance of the loan; there is strong potential for warrant gains from our warrants; and there is a high likelihood that the borrower will receive favorable future financing to support operations. Loans rated 4 are the lowest risk profile in our portfolio, and there is no expected risk of principal loss.
3	The portfolio company has performed to our expectations as demonstrated by meeting revenue milestones, clinical milestones or other operating metrics. It has raised, or is expected to raise, capital consistent with our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value comfortably exceeds our loan balance; it has sufficient cash resources to operate according to its plan; it is expected to raise additional capital as needed; and there continues to be potential for warrant gains from our warrants. New loans are typically rated 3 when approved and thereafter 3-rated loans represent a standard risk profile, with no principal loss currently expected.
2	The portfolio company has performed below our expectations as demonstrated by missing revenue milestones, delayed clinical progress or otherwise failing to meet projected operating metrics. It may have raised capital in support of the poorer performance but generally on less favorable terms than originally contemplated at the time of underwriting. Generally the portfolio company displays one or more of the following: its enterprise value exceeds our loan balance but at a lower multiple than originally expected; it has sufficient cash to operate according to its plan but liquidity may be tight; and it is planning to raise additional capital but there is uncertainty and the potential for warrant gains from our warrants are possible, but unlikely. Loans rated 2 represent an increased level of risk of loss of principal. While no loss is currently anticipated for a 2-rated loan, there is potential for future loss of principal.
1	The portfolio company has performed well below plan as demonstrated by materially missing revenue milestones, delayed or failed clinical progress or otherwise failing to meet operating metrics. The portfolio company has not raised sufficient capital to operate effectively or retire its debt obligation to us. Generally the portfolio company displays one or more of the following: its enterprise value may not exceed our loan balance; it has insufficient cash to operate according to its plan and liquidity may be tight; and there are uncertain plans to raise additional capital or the portfolio company is being sold under distressed conditions. There is no potential for warrant gains from our warrants. Loans rated 1 are generally put on non-accrual status and represent a high degree of risk of loss of principal.

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

The Advisor agreed to waive the base management fee relating to the proceeds raised in a public offering of our common stock that closed on March 24, 2015, or the 2015 Offering, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeds distributions declared on shares of our common stock for the applicable quarter. As of December 31, 2015, condition (ii) above had been met, as our net investment income exceeded distributions declared for the quarters ended September 30, 2015 and December 31, 2015, and our Advisor is not obligated to waive the base management fee with respect to proceeds from the 2015 Offering for any future quarter.

Incentive fee.  The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income we have not yet received in cash. The incentive fee with respect to the Pre-Incentive Fee Net Investment Income is 20.00% of the amount, if any, by which the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter exceeds a hurdle rate of 1.75% (which is 7.00% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the Pre-Incentive Fee Net Investment Income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% quarterly (which is 8.75% annualized). The effect of this “catch-up” provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly incentive fee based on Net Investment Income

Pre-Incentive Fee Net Investment Income (expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income allocated to first part of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.00% of our realized capital gains, if any, on a cumulative basis from the date of our election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis through the end of such year, less all previous amounts paid in respect of the capital gain incentive fee.

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

(1)	Represents 7.00% annualized hurdle rate.

(2)	Represents 2.00% annualized base management fee.

(3)	Excludes organizational and offering expenses.

(4)	The “catch-up” provision is intended to provide our Advisor with an incentive fee of 20.00% on all Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any fiscal quarter.

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

=100.00% × (2.10% - 1.75%)

= 0.35%

Cumulative incentive compensation accrued and/or paid since July 1, 2014 = $9,000,000

20.0% of cumulative net increase in net assets resulting from operations since July 1, 2014 = $8,000,000

Although our Pre-Incentive Fee Net Investment Income exceeds the hurdle rate of 1.75%, no incentive fee is payable because 20.0% of the cumulative net increase in net assets resulting from operations since July 1, 2014 did not exceed the cumulative income and capital gains incentive fees accrued and/or paid since July 1, 2014.

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

(1)	Represents 7.00% annualized hurdle rate.

(2)	Represents 2.00% annualized base management fee.

(3)	Excludes organizational and offering expenses.

(4)	The “catch-up” provision is intended to provide our Advisor with an incentive fee of 20.00% on all Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any fiscal quarter.

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

(1)	As illustrated in Year 3 of Alternative 1 above, if the Investment Management Agreement were terminated on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if the Investment Management Agreement were terminated on the fiscal year end of such year.

(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by the Advisor ($6.4 million) is effectively greater than $5 million (20.00% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

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

Board approval of the Investment Management Agreement

Our Board held an in-person meeting on July 29, 2016 at which it considered and reapproved our Investment Management Agreement for an additional 12-month period. In its consideration of the Investment Management Agreement, our Board focused on information it had received relating to (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and its discussions related thereto, our Board, including a majority of the directors who are not interested persons of us, concluded that the investment management fee rates were reasonable in relation to the services to be provided.

Duration and termination

The Investment Management Agreement was reapproved by our Board, and a majority of our independent directors, on July 29, 2016. Unless terminated earlier as described below, it will continue in effect from year to year thereafter if approved annually by our Board including a majority of our directors who are not interested persons or by the affirmative vote of the holders of a majority of our outstanding voting securities and a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other party. See “Item 1A — Risk Factors — Risks related to our business and structure — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.”

Administration Agreement

The Administration Agreement was considered and reapproved by our Board, and a majority of our independent directors, on July 29, 2016. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Board reviews the allocation of expenses shared with the Advisor or other clients of the Advisor, if any, on a periodic basis to confirm that the allocations are reasonable and appropriate in light of the provisions of the Investment Management Agreement and Administration Agreement and then-current circumstances.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates may be precluded from co-investing in private placements of securities. As a result of one or more of these situations, we may not be able to invest as much as we otherwise would in certain investments or may not be able to liquidate a position as quickly. On January 23, 2017, we filed an application for exemptive relief with the SEC, which, if granted, would permit us to co-invest subject to certain conditions.

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

Issuance of additional shares

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock at a price below the current net asset value of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities. We may seek approval from our stockholders to offer shares of our common stock below its net asset value in the future.

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

Senior securities; derivative securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage requirements at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A — Risk Factors — Risks related to our business and structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

The 1940 Act also limits the amount of warrants, options and rights to common stock that we may issue and the terms of such securities.

Code of ethics

We and our Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended, or the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the relevant code of ethics’ requirements. You may read and copy each code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is attached as an exhibit to this report and is available on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

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

NASDAQ corporate governance regulations

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

Election to be taxed as a RIC

We have elected to be subject to tax, and intend to qualify annually to maintain our election to be subject to tax, as a RIC under Subchapter M of the Code. To maintain our RIC status, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must distribute dividends each tax year of an amount generally at least equal to 90% of the sum of our ordinary income and our realized net short-term capital gains (i.e., net short-term capital gains in excess of net long term losses), or investment company taxable income, if any, out of the assets legally available for distribution, which we refer to as the “Annual Distribution Requirement.” Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we are required to distribute dividends in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any ordinary income or net capital gains for preceding years that was not distributed during such years and on which we previously did not incur any U.S. federal corporate income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity. In order to qualify as a RIC, we must:

•	maintain an election to be treated as a BDC under the 1940 Act at all times during each tax year;

•	meet any applicable securities law requirements, including capital structure requirements;

•	derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock or securities, or the Qualifying Income Test; and

•	diversify our holdings so that at the end of each quarter of the tax year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represents more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships, or the Diversification Tests.

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to entity-level income taxes on the portion of our investment company taxable income as well as any net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute as dividends to stockholders. We may retain for investment all or a portion of our net capital gain. However, if we retain any investment company taxable income or net capital gains, and satisfy the Annual Distribution Requirement, we will be subject to entity-level taxation at regular corporate rates on any amounts retained. If we fail to qualify as a RIC for a period greater than two consecutive tax years, to qualify as a RIC in a subsequent tax year, we may be subject to regular corporate rates on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the tax year) that we elect to recognize on requalification or when recognized over the next five tax years.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt securities that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment in kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the debt security, regardless of whether cash representing such income is received by us in the same tax year. Because any original issue discount accrued will be included in our investment company taxable income for the tax year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% or 20% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to certain corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

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

In addition, if either Mr. Pomeroy, our Chief Executive Officer, or Mr. Michaud, our President, ceases to be actively involved with us or our Advisor, and is not replaced by an individual satisfactory to Key within 90 days, Key could, absent a waiver or cure, demand repayment of any outstanding obligations under the Key Facility. In such an event, if we do not have sufficient cash to repay our outstanding obligations, we may be required to sell investments which, due to their illiquidity, may be difficult to sell on favorable terms or at all. We may also be unable to make new investments, cover our existing obligations to extend credit or meet other obligations as they come due, which could adversely impact our results of operations.

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

Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as our Advisor’s management fee is payable to our Advisor based on our gross assets less cash, including those assets acquired through the use of leverage, our Advisor may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, holders of our common stock bear the burden of any increase in our expenses, as a result of leverage, including any increase in the management fee payable to our Advisor.

In addition to the leverage described above, in the past, we have securitized a large portion of our debt investments to generate cash for funding new investments and may seek to securitize additional debt investments in the future. To securitize additional debt investments in the future, we may create a wholly-owned subsidiary and sell and/or contribute a pool of debt investments to such subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers, who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools. We would retain all or a portion of the equity in any such securitized pool of loans. An inability to securitize part of our debt investments in the future could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, certain types of securitization transactions may expose us to greater risk of loss than would other types of financing.

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-20.97%	-12.38%	-3.78%	4.82%	13.41%

(1)	Assumes $239 million in total assets, $96 million in outstanding debt, $139 million in net assets, and an average cost of borrowed funds of 5.47% at December 31, 2016.

Based on our outstanding indebtedness of $96 million as of December 31, 2016 and the average cost of borrowed funds of 5.47% as of that date, our investment portfolio would have been required to experience an annual return of at least 2.48% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

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

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility or 2019 Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until August 12, 2018. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on August 12, 2020, unless such date is extended in accordance with its terms. All outstanding amounts on our 2019 Notes are due and payable on March 15, 2019 unless redeemed prior to that date. If we are unable to increase, renew or replace the Key Facility or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

The indenture under which the 2019 Notes were issued offers limited protection to holders of the 2019 Notes. The terms of the indenture and the 2019 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the 2019 Notes. In particular, the terms of the indenture and the 2019 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2019 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2019 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2019 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2019 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(l) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);
•	pay dividends on, or purchase or redeem or make any payments in respect of capital stock or other securities ranking junior in right of payment to the 2019 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(l) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock unless our asset coverage, as defined in the 1940 Act, equals at least 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Any default under the agreements governing our indebtedness, including a default under the Key Facility, or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2019 Notes and substantially decrease the market value of the 2019 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Key Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lender under the Key Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Key Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lender under the Key Facility, could proceed against the collateral securing the debt. Because the Key Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Because we distribute all or substantially all of our investment company taxable income to our stockholders, we will need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

To satisfy the requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or to avoid payment of corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our investment company taxable income and net capital gains. However, we may retain all or a portion of our net capital gains, incur any applicable income taxes with respect thereto, and elect to treat such retained net capital gains as deemed distributions to our stockholders. As a BDC, we generally are required to maintain coverage of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we continue to need capital to grow our debt investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are limited in our ability to issue equity securities at a price below the then current NAV per share. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

We are subject to risks associated with a rising interest rate environment that may affect our cost of capital and net investment income.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure may result from the U.S. government’s fiscal policies and other challenges, because of the low interest rate environment in which we now operate, because the Federal Reserve has ended its quantitative easing program and because the Federal Reserve raised its Federal Funds rate in December 2016, we will likely experience rising interest rates, rather than falling rates in the future.

Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. To the extent our investments have fixed interest rates or have interest rate floors that are higher than the floor on, or interest rates that “reset” less frequently than, the Key Facility, increases in interest rates can lead to interest rate compression and have a material adverse effect on our net investment income. In addition to increasing the cost of borrowed funds, which may materially reduce our net investment income, rising interest rates may also adversely affect our ability to obtain additional debt financing on terms as favorable as under our current debt financings, or at all.  See “—If we are unable to obtain additional debt financing, our business could be materially adversely affected.”

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults.  In addition, increasing payment obligations under floating rate loans may cause borrowers to refinance or otherwise repay our loans earlier than they otherwise would, requiring us to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

We may hedge against interest rate fluctuations by using hedging instruments such as caps, swaps, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions or any adverse developments from our use of hedging instruments could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to enter into appropriate hedging transactions when desired and any hedging transactions we enter into may not be effective.

As a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate applicable to the incentive fee and may result in a substantial increase in the amount of incentive fees payable to the Advisor with respect to Pre-Incentive Fee Net Investment Income.

Also, an increase in interest rates on investments available to investors could make investment in our common stock less attractive if we are not able to increase our distributions, which could materially reduce the value of our common stock.

Because many of our investments are not and typically will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our NAV.

Our investments consist, and we expect our future investments to consist, primarily of debt investments or securities issued by privately held companies. As these investments are not publicly traded, their fair value may not be readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated debt investment losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these investments on a quarterly basis, or more frequently as circumstances require, in accordance with our valuation policy and consistent with GAAP. Our Board employs independent third-party valuation firms to assist it in arriving at the fair value of our investments. Our Board discusses valuations and determines the fair value in good faith based on the input of our Advisor and the third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of these investments.

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. This economic decline materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the repricing of credit risk in the broadly syndicated market. These disruptions in the capital markets also increased the spread between the yields realized on risk-free and higher risk securities and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While there have been some recent improvements in the condition of the overall capital markets, lending standards (including for extending new credit, refinancing existing credit and granting waivers of de minimis defaults) for smaller companies, including both us and our portfolio companies, remain strict. If these unfavorable economic conditions, including tight capital markets for smaller borrowers, continue or worsen in the future, it could affect our investment valuations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of debt investments we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If our asset coverage is not at least 200%, we are not permitted to pay distributions or issue additional senior securities. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment. Moreover, if the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when we may be unable to do so or unable to do so on favorable terms.

As a BDC, we generally are not able to issue our common stock at a price below NAV per share without first obtaining the approval of our stockholders and our independent directors. Our stockholder approval expired in January 2016, but we may seek such approval again in the future. If our common stock trades at a price below NAV per share and we do not receive approval from our stockholders and our independent directors to issue common stock at a price below NAV per share, we cannot raise capital through the issuance of equity securities. This may limit our ability: to grow and make new investments; to attract and retain top investment professionals; to maintain deal flow and relations with top companies in our Target Industries and related entities such as venture capital and private equity sponsors; and to sustain a minimum efficient scale for a public company. The stockholder approval requirement does not apply to stock issued upon the exercise of options, warrants or rights that we may issue from time to time. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives, if eventually passed, would modify this section of the 1940 Act and, subject to stockholder approval, increase the amount of debt that BDCs may incur by decreasing the required asset coverage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future, and therefore the risk of an investment in us may increase.

If we are unable to satisfy the requirements under the Code for qualification as a RIC, we will be subject to corporate-level income taxes.

To qualify as a RIC under the Code, we must meet the Qualifying Income Test, the Diversification Test, as well as maintain our election to be regulated as a BDC under the 1940 Act. We must also meet the Annual Distribution Requirement in order to avoid the imposition of corporate-level income taxes on all of our taxable income, regardless of whether we make any distributions to our stockholders.

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

To qualify as a RIC, we must also meet the Diversification Tests at the end of each quarter of our tax year. Failure to meet these tests may result in our having to (1) dispose of certain investments quickly; (2) raise additional capital to prevent the loss of RIC status; or (3) engage in certain remedial actions that may entail the disposition of certain investments at disadvantageous prices that could result in substantial losses, and the payment of penalties, if we qualify to take such actions. Because most of our investments are and will be in development-stage companies within our Target Industries, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the Diversification Tests, it could take a longer time to invest such capital. During this period, we will invest in temporary investments, such as money market funds, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of our investments in secured and amortizing debt investments.

The Annual Distribution Requirement is satisfied if we distribute dividends to our stockholders in each tax year of an amount generally equal to at least 90% of our investment company taxable income. If we borrow money, we may be subject to certain asset coverage requirements under the 1940 Act and loan covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be eligible to be subject to tax as a RIC, assuming we do not qualify for or take advantage of certain remedial provisions, and, thus, may be subject to corporate-level income taxes.

If we were to fail to qualify as a RIC for any reason and become subject to a corporate-level income taxes, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the NAV of our common stock and the total return, if any, obtainable from your investment in our common stock. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions before requalifying as a RIC. See “Item 1. Business—Regulation.”

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

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may become subject to a corporate-level income taxes on all of our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2016, 2015 and 2014 was 12.6%, 8.9% and 9.5%, respectively.

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

The borrowing needs of our portfolio companies are unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded commitments to extend credit, which could have a material adverse effect on our reputation in the market and our ability to generate incremental lending activity and subject us to lender liability claims.

A commitment to extend credit is an agreement to lend funds to our portfolio companies as long as there is no violation of any condition established under the agreement. Because of the credit profile of our portfolio companies, we typically have a substantial amount of total unfunded credit commitments, which amount is not reflected on our balance sheet. The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of equity financing from venture capital firms or otherwise. In addition, limited partner investors of some of our portfolio companies may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our portfolio companies’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our portfolio companies may have a material adverse effect on our reputation in the market and our ability to generate incremental lending activity and subject us to lender liability claims.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are prohibited from acquiring any assets other than qualifying assets (as defined under the 1940 Act) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment and meets the other specified requirements. As of December 31, 2016 and 2015, 100% of our assets were qualifying assets, and we expect that substantially all of our assets that we may acquire in the future will be qualifying assets, although we may decide to make other investments that are not qualifying assets to the extent permitted by the 1940 Act.

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

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, became law. The scope of Dodd-Frank impacts many aspects of the financial services industry, and it has required the development and adoption of many implementing regulations over several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the approaches regulators take in implementing regulations. The likely impact of Dodd-Frank cannot be ascertained with any degree of certainty.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Advisor to other types of investments in which the Advisor may have little or no expertise or experience. Any such changes, if they occur, or uncertainty regarding such changes, could have a material adverse effect on our results of operations and the value of your investment.

Our Advisor has significant potential conflicts of interest with us and our stockholders.

As a result of our arrangements with our Advisor, there may be times when our Advisor has interests that differ from those of our stockholders, giving rise to a potential conflict of interest. Our executive officers and directors, as well as the current and future executives and employees of our Advisor, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of our stockholders. In addition, obligations to these other entities may cause our executive officers and directors and those of our Advisor to divert their time and attention away from us or otherwise cause them not to dedicate a significant portion of their time to our businesses which could slow our rate of investment.

In addition, our Advisor manages other funds, and may manage additional funds in the future, that have investment objectives that are similar, in whole or in part, to ours. Our Advisor may determine that an investment is appropriate for us and for one or more of those other funds. In such an event, depending on the availability of the investment and other appropriate factors, our Advisor will endeavor to allocate investment opportunities in a fair and equitable manner and act in accordance with its written allocation policy to address and, if necessary, resolve any conflict of interests. It is also possible that we may not be given the opportunity to participate in these other investment opportunities.

We pay management and incentive fees to our Advisor and reimburse our Advisor for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Also, the incentive fee payable by us to our Advisor may create an incentive for our Advisor to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangements. In addition, if any of the other funds managed by our Advisor have a different fee structure than we do, our Advisor may, in certain circumstances, have an incentive to devote more time and resources, and/or recommend the allocation of investment opportunities, to such fund. For example, to the extent our Advisor’s incentive compensation is not subject to a total return requirement with respect to another fund, it may have an incentive to devote time and resources to such fund.

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

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with, such affiliates, absent the prior approval of our independent directors or, in certain cases, the SEC.

Our Advisor is considered to be our affiliate under the 1940 Act, as is any person that controls, or is under common control with us or our Advisor. We are generally prohibited from buying or selling any security from or to, or entering into “joint” transactions with, such affiliates without prior approval of our independent directors and, in some cases, additional exemptive relief from the SEC.

We may, however, invest alongside other clients of our Advisor in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and/or exemptive relief issued by the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Advisor, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our Advisor’s other clients as otherwise permissible under regulatory guidance and applicable regulations. Such investments will be allocated in accordance with our Advisor’s allocation policy, and this allocation policy is periodically approved by our Advisor and reviewed by our independent directors. We expect that allocation determinations will be made similarly for other accounts sponsored or managed by our Advisor. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Advisor’s pre-transaction determination; however, if insufficient securities or loan amounts are available, we will generally be allocated pro rata based on each affiliate’s available capital in the asset class being allocated. We cannot assure you that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

We have submitted an exemptive relief application to the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board determines in advance that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. We cannot assure you, however, that we will obtain such exemptive relief on terms favorable to us or at all.

In situations where co-investment with other accounts managed by our Advisor is not permitted or appropriate, our Advisor will need to decide which client will proceed with the investment. Our Advisor’s allocation policy provides, in such circumstances, for investments to be allocated on a random or rotational basis to assure that all clients have fair and equitable access to such investment opportunities. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by our Advisor has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

Under the Investment Management Agreement, our Advisor does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow our Advisor’s advice or recommendations. Under the terms of the Investment Management Agreement, our Advisor, its officers, members, personnel and any person controlling or controlled by our Advisor are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Advisor’s duties under the Investment Management Agreement. In addition, we have agreed to indemnify our Advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Management Agreement. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Under our Investment Management Agreement and our Administration Agreement, our Advisor has the right to resign at any time, upon not more than 60 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so, our operations are likely to be disrupted, our business, results of operations and financial condition and our ability to pay distributions may be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of new management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, results of operations or financial condition.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on stake holdings in investment companies. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be focused on relatively few portfolio companies.

To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. If a significant investment in one or more portfolio companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more portfolio companies. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our portfolio may be focused on a limited number of industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry.

Our portfolio may be focused on a limited number of industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. Our Target Industries are susceptible to changes in government policy and economic assistance, which could adversely affect the returns we receive.

If our investments do not meet our performance expectations, you may not receive distributions.

We intend to make distributions of income on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in any existing or future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income each tax year as dividends to stockholders, we will suffer adverse tax consequences, including the possible loss of our ability to be subject to tax as a RIC.

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

We believe our portfolio companies generally are and will be able to repay our debt investments from their available capital, from future capital-raising transactions or from cash flow from operations. However, to mitigate our credit risks, we typically take a security interest in all or a portion of the assets of our portfolio companies. There is a risk that the collateral securing our debt investments may decrease in value over time, may be difficult to appraise or sell in a timely manner and may fluctuate in value based upon the business and market conditions, including as a result of an inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration of a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration of the value of the collateral for the debt investment. Consequently, although such debt investment is secured, we may not receive principal and interest payments according to the debt investment’s terms and the value of the collateral may not be sufficient to recover our investment should we be forced to enforce our remedies.

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

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of such companies’ businesses and financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. These events could harm our financial condition and operating results.

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

The disposition of our debt investments may result in contingent liabilities.

In connection with the disposition of a debt investment, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such debt investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

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

An investment strategy that includes investments in privately held companies presents certain challenges, including a lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We currently invest, and plan to invest, in privately held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our Advisor to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and a smaller market presence than larger competitors. Thus, they are generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could affect our investment returns.

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

Our Advisor may, from time to time, possess material non-public information regarding our portfolio companies, limiting our investment discretion.

Officers and employees of our Advisor may serve as directors of, or in a similar capacity with, our portfolio companies, the securities of which are purchased or sold on our behalf. If we obtain material non-public information with respect to such portfolio companies, or we become subject to trading restrictions under the internal trading policies of those portfolio companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such portfolio companies, and this prohibition may have an adverse effect on us.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, experience bankruptcy or similar financial distress.

Leveraged companies may experience bankruptcy, receivership or similar financial distress. The debt investments of distressed companies may not produce income, may require us to bear certain expenses or to make additional advances in order to protect our investment and may subject us to uncertainty as to when, in what manner (e.g., through liquidation, reorganization, receivership or bankruptcy) and for what value such distressed debt will eventually be satisfied. Proceeds received from such proceedings may not be income that satisfies the Qualifying Income Test for RICs and may not be in an amount sufficient to repay such expenses or advances. In the event that a plan of reorganization is adopted or a receivership is established, in exchange for the debt investment we currently hold, we may receive non-cash proceeds, including equity securities or license or royalty agreements with contingent payments, which may require significantly more of our management’s time and attention.

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

Our portfolio companies operating in the technology industry are subject to risks particular to that industry.

As part of our investment strategy, we have invested, and plan to invest in the future, in companies in the technology industry. Such portfolio companies face intense competition as their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. The growth of certain technology sectors in which we focus (such as communications, networking, data storage, software, cloud computing, and internet and media) into a variety of new fields implicates new regulatory issues and may result in our portfolio companies in such sectors being subject to new regulations.

Portfolio companies in the technology industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. In addition, litigation regarding intellectual property rights is common in the sectors of the technology industry in which we focus. See “–If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.” Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our portfolio companies operating in the life science industry are subject to extensive government regulation and certain other risks particular to that industry.

As part of our investment strategy, we have invested, and plan to invest in the future, in companies in the life science industry.

Such portfolio companies are subject to extensive regulation by the Food and Drug Administration and to a lesser extent, other federal and state agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. In addition, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry.

The successful and timely implementation of the business model of life science companies depends on their ability to adapt to changing technologies and introduce new products. The success of new product offerings will depend, in turn, on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors.

Further, the development of products (including medical devices or drug) by life science companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement by insurers in the United States (including Medicare and Medicaid) and abroad, or gain and maintain market approval of products. In addition, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, failure to establish or maintain intellectual property rights, infringement by others of a company’s intellectual property rights, or infringement by a company of intellectual property rights of others.

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

Our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry.

As part of our investment strategy, we have invested, and plan to invest in the future, in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

Portfolio companies in the healthcare information and services industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

As part of our investment strategy we invest in portfolio companies in cleantech sectors that may be subject to extensive regulation by foreign, U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, uncertainty regarding such changes or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

In particular, there is considerable uncertainty about whether foreign, U.S., state and/or local governmental entities will enact or maintain legislation or regulatory programs that mandate reductions in greenhouse gas emissions or provide incentives for cleantech companies. Without such regulatory policies, investments in cleantech companies may not be economical and financing for cleantech companies may become unavailable, which could materially adversely affect the ability of our portfolio companies to repay the debt they owe to us. Any of these factors could materially and adversely affect the operations and financial condition of a portfolio company and, in turn, the ability of the portfolio company to repay the debt they owe to us.

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

In some cases, we collateralize our debt investments with a secured collateral position in a portfolio company's assets, which may include a negative pledge or, to a lesser extent, no security on their intellectual property. In the event of a default on a debt investment, the intellectual property of the portfolio company would most likely be liquidated to provide proceeds to pay the creditors of the portfolio company. There can be no assurance that our security interest, if any, in the proceeds of the intellectual property will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests.

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

We may invest in foreign portfolio companies or secure our investments with the assets of our portfolio companies’ foreign subsidiaries.

We may invest in securities of foreign companies. Additionally, certain debt investments consisting of secured loans to portfolio companies with headquarters and primary operations located within the United States may be secured by the assets of a portfolio company’s foreign subsidiary. Investments involving foreign companies may involve greater risks. These risks include: (i) less publicly available information; (ii) varying levels of governmental regulation and supervision; and (iii) the difficulty of enforcing legal rights in a foreign jurisdiction and uncertainties as to the status, interpretation and application of laws. Moreover, foreign companies are generally not subject to uniform accounting, auditing and financial reporting standards, practices and requirements comparable to those applicable to United States companies. Debt investments secured by the assets of a portfolio company’s foreign subsidiary may be subject to various laws enacted in their home countries for the protection of debtors or creditors, which could adversely affect our ability to recover amounts owed. These insolvency considerations will differ depending on the country in which each foreign subsidiary is located and may differ depending on whether the foreign subsidiary is a non-sovereign or a sovereign entity. The economies of individual non-U.S. countries may also differ from the U.S. economy in such respects as growth of gross domestic product, rate of inflation, volatility of currency exchange rates, depreciation, capital reinvestment, resources self-sufficiency and balance of payments position. Accordingly, debt investments secured by the assets of a portfolio company’s foreign subsidiary could face risks which would not pertain to debt investments solely in U.S. portfolio companies.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their NAV, which is separate and distinct from the risk that our NAV per share may decline.

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

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our ability to be subject to tax as a RIC.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock and distributions

Our common stock is traded on NASDAQ, under the symbol “HRZN.” The following table sets forth, for each fiscal quarter since January 1, 2015, the range of high and low closing sales price of our common stock, the premium or discount of the closing sales price to our NAV and the distributions declared per share by us.

		Closing Sales Price		Premium/ Discount of High Sales Price to	Premium/ Discount of Low Sales Price to	Distributions Declared Per
Period	NAV(1)	High	Low	NAV(2)	NAV(2)	Share (3)
Year ended December 31, 2016
Fourth Quarter	$12.09	$13.74	$9.83	14%	(19)%	$ 0.30	(4)
Third Quarter	$12.44	$13.86	$12.43	11%	—%	$0.345
Second Quarter	$13.27	$12.20	$11.23	(8)%	(15)%	$0.345
First Quarter	$13.62	$12.02	$9.42	(12)%	(31)%	$0.345
Year ended December 31, 2015
Fourth Quarter	$13.85	$12.41	$9.32	(10)%	(33)%	$0.345
Third Quarter	$13.94	$12.67	$9.05	(9)%	(35)%	$0.345
Second Quarter	$13.99	$14.36	$12.56	3%	(10)%	$0.345
First Quarter	$14.19	$14.39	$13.61	1%	(4)%	$0.345

(1)	NAV per share determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)	We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, unless they specifically opt out of the DRIP so as to receive cash distributions.

(4)	$0.10 of which is payable on March 15, 2017.

The last reported price for our common stock on March 1, 2017 was $11.20 per share. As of March 1, 2017 we had 11 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2016, 2015 and 2014.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock for each month in the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except share and per share data)
October 1, 2016 through October 31, 2016	—	$—	—	$3,678
November 1, 2016 through November 30, 2016	16,608	$10.51	16,608	$3,503
December 1, 2016 through December 31, 2016	30,233	$10.70	30,233	$3,180
Total	46,841	$10.63	46,841

(1)	On September 28, 2015, we announced a share repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. The plan was extended by the Board on July 29, 2016 and will expire on the earlier of June 30, 2017 and the repurchase of $5.0 million of common stock.

Distributions

We intend to continue making monthly distributions to our stockholders. The timing and amount of our monthly distributions, if any, is determined by our Board. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be considered a return of capital to our common stockholders for U.S. federal income tax purposes. Thus, the source of distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

In order to qualify to be subject to tax as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Generally, in order to qualify as a RIC, we must derive at least 90% of our gross income during each tax year from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income derived with respect to our business of investing in stock or other securities. We must also meet certain asset diversification requirements at the end of each quarter of each tax year. Failure to meet these diversification requirements on the last day of a quarter may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices or times, and may cause us to incur substantial losses.

In addition, in order to be eligible for the special tax treatment accorded to RICs and to avoid corporate level tax on the income and gains we distribute to our stockholders, each tax year we are required under the Code to distribute as dividends an amount generally at least 90% of our investment company taxable income to our stockholders. We refer to such amount as the Annual Distribution Requirement in this annual report on Form 10-K. Additionally, we must distribute, in respect of each calendar year, dividends of an amount generally at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income or capital gain net income for preceding years that was not distributed during such years and on which we previously did not incur any U.S. federal income tax in order to avoid a 4% U.S. federal excise tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such undistributed income. Distributions of any such carryover taxable income must be made through a distribution declared as of the earlier of the filing date of the corporate income tax return related to the tax year in which such taxable income was generated or the 15th day of the ninth month following the end of such tax year, in order to count towards the satisfaction of the Annual Distribution Requirement for the tax year in which such taxable income was generated. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Regulation — Taxation as a RIC.”

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

The following table reflects the monthly cash distributions, including dividends and returns of capital per share that our Board has declared since January 1, 2015, including shares issued under our DRIP, on our common stock:

Record Dates	Payment Date	Distributions Declared
Year ended December 31, 2016
February 22, 2017	March 15, 2017	$0.10
January 19, 2017	February 15, 2017	0.10
December 20, 2016	January 13, 2017	0.10
November 18, 2016	December 15, 2016	0.115
October 20, 2016	November 15, 2016	0.115
September 20, 2016	October 17, 2016	0.115
August 19, 2016	September 15, 2016	0.115
July 20, 2016	August 15, 2016	0.115
June 20, 2016	July 15, 2016	0.115
May 19, 2016	June 15, 2016	0.115
April 20, 2016	May 16, 2016	0.115
March 18, 2016	April 15, 2016	0.115
Total		$1.335

Year ended December 31, 2015
February 22, 2016	March 15, 2016	$0.115
January 21, 2016	February 17, 2016	0.115
December 18, 2015	January 15, 2016	0.115
November 19, 2015	December 15, 2015	0.115
October 20, 2015	November 16, 2015	0.115
September 18, 2015	October 15, 2015	0.115
August 19, 2015	September 15, 2015	0.115
July 20, 2015	August 14, 2015	0.115
June 18, 2015	July 15, 2015	0.115
May 20, 2015	June 15, 2015	0.115
April 20, 2015	May 15, 2015	0.115
March 20, 2015	April 15, 2015	0.115
Total		$1.380

On March 3, 2017, our Board declared distributions as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
May 17, 2017	May 19, 2017	June 15, 2017	$0.10
April 19, 2017	April 21, 2017	May 16, 2017	$0.10
March 16, 2017	March 20, 2017	April 18, 2017	$0.10

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Wells Fargo BDC Index and the S&P BDC Index, for the period from December 30, 2011 through December 31, 2016. The graph assumes that, on December 30, 2011, a person invested $100 in each of our common stock, the S&P 500 Index, the Wells Fargo BDC Index and the S&P BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected consolidated financial data of the Company as of December 31, 2016, 2015, 2014, 2013, and 2012, and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. These selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the years ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Total investment income	$32,984	$31,110	$31,254	$33,643	$26,664
Base management fee	4,727	4,747	4,648	5,353	4,208
Performance based incentive fee	2,126	3,501	2,112	3,318	2,847
All other expenses	9,119	9,212	13,962	11,605	7,382
Base management and performance based incentive fees waived	—	(346)	(345)	(144)	—
Net investment income before excise tax	17,012	13,996	10,877	13,511	12,227
(Credit) provision for excise tax	(87)	—	160	240	231
Net investment income	17,099	13,996	10,717	13,271	11,996
Net realized (loss) gain on investments	(7,776)	(1,650)	(3,576)	(7,509)	108
Net unrealized (depreciation) appreciation on investments	(14,236)	(490)	8,289	(2,254)	(8,113)
Net (decrease) increase in net assets resulting from operations	$(4,913)	$11,856	$15,430	$3,508	$3,991
Per Share Data:
Net asset value	$12.09	$13.85	$14.36	$14.14	$15.15
Net investment income	1.48	1.25	1.11	1.38	1.41
Net realized (loss) gain on investments	(0.67)	(0.15)	(0.37)	(0.78)	0.01
Net change in unrealized (depreciation) appreciation on investments	(1.24)	(0.04)	0.86	(0.23)	(0.95)
Net (decrease) increase in net assets resulting from operations	(0.43)	1.06	1.60	0.37	0.47
Per share distributions declared	1.335	1.38	1.38	1.38	2.15
Dollar amount of distributions declared	$15,403	$15,793	$13,282	$13,236	$18,777
Statement of Assets and Liabilities Data at Period End:
Investments, at fair value	$194,003	$250,267	$205,101	$221,284	$228,613
Other assets	45,249	30,629	20,095	42,453	11,045
Total assets	239,252	280,896	225,196	263,737	239,658
Borrowings	95,597	114,954	81,753	122,343	89,020
Total liabilities	100,060	121,145	86,948	127,902	94,686
Total net assets	$139,192	$159,751	$138,248	$135,835	$144,972
Other data:
Weighted annualized yield on income producing investments at fair value	14.9%	14.2%	15.3%	14.4%	14.2%
Number of portfolio companies at period end:
Debt investments	44	52	50	49	45
Warrants investments	78	83	75	73	62
Equity investments	5	6	4	4	2

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of December 31, 2016, 97.4%, or $181.4 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income and our net capital gain that we distribute as dividends to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Term loans	44	$186,186	96.0%	52	$242,167	96.8%
Warrants	78	6,362	3.3	83	6,645	2.6
Other investments	2	600	0.3	1	300	0.1
Equity	5	855	0.4	6	1,155	0.5
Total		$194,003	100.0%		$250,267	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Beginning portfolio	$250,267	$205,101
New debt investments	59,858	123,281
Principal payments received on investments	(49,403)	(27,016)
Early pay-offs	(46,357)	(47,624)
Accretion of debt investment fees	1,562	1,350
New debt investment fees	(931)	(1,147)
New equity	84	101
Sale of investments	(984)	(1,669)
Net realized loss on investments	(7,696)	(1,620)
Net depreciation on investments	(12,397)	(490)
Ending portfolio	$194,003	$250,267

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$40,612	21.8%	$36,005	14.9%
Medical Device	13,003	7.0	22,472	9.2
Technology
Communications	76	0.1	19,511	8.1
Consumer-Related	20,631	11.1	18,268	7.5
Internet and Media	7,933	4.2	—	—
Materials	9,874	5.3	9,825	4.1
Networking	3,306	1.8	693	0.3
Power Management	2,220	1.2	2,456	1.0
Semiconductors	7,528	4.0	18,237	7.5
Software	53,349	28.7	59,664	24.6
Cleantech
Alternative Energy	—	—	2,849	1.2
Energy Efficiency	1,942	1.0	3,227	1.3
Waste Recycling	5,964	3.2	5,936	2.5
Healthcare Information and Services
Diagnostics	4,081	2.2	7,247	3.0
Other	5,770	3.1	8,236	3.4
Software	9,897	5.3	27,541	11.4
Total	$186,186	100.0%	$242,167	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 24% and 21% of total debt investments outstanding as of December 31, 2016 and 2015, respectively. No single debt investment represented more than 10% of our total debt investments as of December 31, 2016 or 2015.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2016 and 2015, our debt investments had a weighted average credit rating of 3.0. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	6	$29,721	16.0%	7	$23,603	9.8%
3	28	131,605	70.6	37	199,185	82.2
2	6	13,360	7.2	7	18,879	7.8
1	4	11,500	6.2	1	500	0.2
Total	44	$186,186	100.0%	52	$242,167	100.0%

As of December 31, 2016, there were four debt investments with an internal credit rating of 1, with a cost of $26.2 million and a fair value of $11.5 million. As of December 31, 2015, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $2.7 million and an aggregate fair value of $0.5 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In thousands)
Total investment income	$32,984	$31,110	$31,254
Total net expenses	15,972	17,114	20,377
Net investment income before excise tax	17,012	13,996	10,877
(Credit) provision for excise tax	(87)	—	160
Net investment income	17,099	13,996	10,717
Net realized loss on investments	(7,776)	(1,650)	(3,576)
Net unrealized (depreciation) appreciation on investments	(14,236)	(490)	8,289
Net (decrease) increase in net assets resulting from operations	$(4,913)	$11,856	$15,430
Average debt investments, at fair value	$221,257	$219,848	$204,862
Average borrowings outstanding	$102,875	$87,976	$102,754

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $1.9 million, or 6.0%, to $33.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. For the year ended December 31, 2016, total investment income consisted primarily of $31.4 million in interest income from investments, which included $8.3 million in income from the accretion of origination fees and ETPs and $1.6 million in fee income. Interest income on investments increased by $2.7 million, or 9.6%, to $31.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Interest income on investments increased primarily due to the larger amount of ETPs earned during the year ended December 31, 2016 compared to the year ended December 31, 2015. Fee income, which includes success fee and prepayment fee income on debt investments, decreased by $0.9 million, or 35.5%, primarily due to a lower average prepayment fee rate earned during the year ended December 31, 2016 compared to the year ended December 31, 2015, along with a lower amount of success fees earned during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Total investment income remained flat at $31.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. For the year ended December 31, 2015, total investment income consisted primarily of $28.7 million in interest income from investments, which included $4.5 million in income from the accretion of origination fees and ETPs, and $2.5 million in fee income. Interest income on investments remained flat at $28.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Interest income on investments remained flat due to an increase in the average size of our investment portfolio of $15.0 million, or 7.3%, which was offset by lower acceleration of fees and ETPs from prepayments. Fee income, which includes prepayment fee income and fee income on debt investments, decreased by $0.2 million, or 6.0%, primarily due to a lower aggregate amount of principal prepayments for the year ended December 31, 2015.

For the years ended December 31, 2016, 2015 and 2014, our dollar-weighted annualized yield on average debt investments was 14.9%, 14.2% and 15.3%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 17%, 14% and 20% of investment income for the years ended December 31, 2016, 2015 and 2014, respectively.

Expenses

Total net expenses decreased by $1.1 million, or 6.7%, to $16.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Total net expenses decreased by $3.3 million, or 16.0%, to $17.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.1 million, or 2.1%, to $5.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $14.9 million, or 16.9%, which was partially offset by a decrease in our effective cost of debt for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Interest expense decreased by $3.0 million, or 33.9%, to $5.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Interest expense decreased primarily due to a decrease in average borrowings of $14.8 million, or 14.4%, along with a decrease in our effective cost of debt for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Base management fee expense increased by $0.3 million, or 7.4%, to $4.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, after giving effect to waivers of $0.3 million in base management fees for the year ended December 31, 2015. Base management fee increased for the year ended December 31, 2016 compared to December 31, 2015 primarily due to the waiver of base management fees of $0.3 million in 2015 in connection with the 2015 Offering, as described below. Base management fee expense, net of waivers, remained flat at $4.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Base management fee expense remained flat primarily due to our Advisor’s waiver of base management fees of $0.3 million relating to the 2015 Offering, as described below, offset by an increase in our average gross assets of $6.4 million, or 2.6%.

As noted above, our Advisor agreed to waive its base management fee relating to the proceeds raised in the 2015 Offering, to the extent such fee was not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeds distributions declared on shares of our common stock for the applicable quarter. During the year ended December 31, 2015, our Advisor waived $0.3 million of base management fees. As of December 31, 2015, condition (ii) above had been met, as our net investment income exceeded distributions declared for the quarters ended September 30, 2015 and December 31, 2015.

Performance based incentive fee expense decreased by $1.4 million, or 39.3%, to $2.1 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Performance based incentive fee expense decreased because the incentive fee expense for the three months ended September 30, 2016 and December 31, 2016 was limited by the incentive fee cap and deferral mechanism under our Investment Management Agreement. This resulted in $1.7 million of reduced expense and additional net investment income for the year ended December 31, 2016. The incentive fee on pre-incentive fee net investment income was subject to the incentive fee cap and deferral mechanism due to net realized and unrealized losses in the portfolio during the year ended December 31, 2016 totaling $22.0 million. Performance based incentive fee expense, net of waivers, increased by $1.5 million, or 74.6%, to $3.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Performance based incentive fee expense increased primarily due to higher Pre-Incentive Fee Net Investment Income for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Administrative fee expense decreased by $0.3 million, or 22.7%, to $0.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Administrative fee expense decreased primarily due to a decrease in our allocated costs of compensation incurred by the Advisor on our behalf for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Administrative fee expense remained flat at $1.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

In 2016 and 2015, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2016 and 2015, the Company elected to carry forward taxable income in excess of current year distributions of $1.7 million and $1.3 million, respectively. At December 31, 2016, excise tax payable of $0.1 million was recorded. At December 31, 2015, no excise tax payable was recorded.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses for the year ended December 31, 2016 were unchanged at $2.3 million compared to the year ended December 31, 2015. These expenses for the year ended December 31, 2015 decreased by $1.8 million, or 43.7%, to $2.3 million compared to the year ended December 31, 2014 due to decreased legal fees and other costs associated with certain non-accrual investments and other assets.

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

During the year ended December 31, 2016, we realized net losses totaling $7.8 million primarily due to the resolution of three debt investments. One debt investment was settled for net cash proceeds of $3.6 million, which resulted in a realized loss of $4.5 million and unrealized appreciation of $4.6 million. One debt investment was settled for net cash proceeds of $0.2 million and a royalty and sale agreement fair valued at $0.4 million, which resulted in a realized loss of $2.2 million and unrealized appreciation of $2.2 million. One debt investment was settled for cash proceeds which resulted in a realized loss of $0.9 million and unrealized appreciation of $0.7 million. During the year ended December 31, 2015, we realized net losses totaling $1.7 million primarily due to the resolution of one debt investment partially offset by realized gains on the sale of equity received upon the exercise of warrants. The debt investment was settled for a net cash payment of $4.9 million, which resulted in a realized loss of $1.8 million and unrealized appreciation of $1.8 million. During the year ended December 31, 2014, we realized net losses totaling $3.6 million primarily due to the resolution of three debt investments which were partially offset by realized gains on the sale of equity received upon the exercise of warrants. As a result of the resolution of the three debt investments, we recognized $5.0 million of realized net losses and $7.6 million of unrealized appreciation.

During the year ended December 31, 2016, net unrealized depreciation on investments totaled $14.2 million which was primarily due to the unrealized depreciation on three debt investments offset by the reversal of previously recorded unrealized depreciation on one debt investment. During the year ended December 31, 2015, net unrealized depreciation on investments totaled $0.5 million which was primarily due to the unrealized depreciation on one debt investment offset by the reversal of previously recorded unrealized depreciation on one debt investment that was settled during the period, described above. During the year ended December 31, 2014, net unrealized appreciation on investments totaled $8.3 million which was primarily due to the reversal of previously recorded unrealized depreciation on four debt investments.

Liquidity and capital resources

As of December 31, 2016 and 2015, we had cash and investments in money market funds of $37.1 million and $21.1 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2015, we had $1.1 million of restricted investments in money market funds. Restricted investments in money market funds were primarily used to make monthly interest and principal payments on our Asset-Backed Notes. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our 2019 Notes and the Asset-Backed Notes.

On March 24, 2015, we completed a public offering of 2.0 million shares of common stock for net proceeds of $26.5 million, after deducting underwriting commission and discounts and other offering expenses. We generally used the net proceeds from this offering to make investments, to repurchase or pay down liabilities and for general corporate purposes.

On July 29, 2016, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2017 or the repurchase of $5.0 million of our common stock. During the year ended December 31, 2016, we repurchased 48,160 shares of our common stock at an average price of $10.66 on the open market for a total cost of $0.5 million. During the year ended December 31, 2015, we repurchased 113,382 shares of our common stock at an average price of $11.53 on the open market for a total cost of $1.3 million. From the inception of the stock repurchase program through December 31, 2016, we repurchased 161,542 shares of our common stock at an average price of $11.27 on the open market at a total cost of $1.8 million.

At December 31, 2016 and 2015, the outstanding principal balance under the Key Facility was $63.0 million and $68.0 million, respectively. As of December 31, 2016 and 2015, we had borrowing capacity under the Key Facility of $32.0 million and $2.0 million, respectively. At December 31, 2016 and 2015, $4.6 million and $2.0 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities provided cash of $52.3 million for the year ended December 31, 2016, and our financing activities used cash of $35.9 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments, partially offset by investments made in portfolio companies. Our financing activities used cash primarily to pay off our Asset-Backed Notes and pay distributions to our stockholders.

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

In order to be subject to tax as a RIC, we intend to distribute to our stockholders all or substantially all of our investment company taxable income. In addition, as a BDC, we are required to maintain asset coverage of at least 200%. This requirement limits the amount that we may borrow.

We believe that our current cash, cash generated from operations, and funds available from our Key Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current borrowings

The following table shows our borrowings as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$—	$—	$—	$14,546	$14,546	$—
Key Facility	95,000	63,000	32,000	70,000	68,000	2,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	128,000	96,000	32,000	117,546	115,546	2,000
Unamortized debt issuance costs attributable to term borrowings	—	(403)	—	—	(592)	—
Total borrowings outstanding, net	$128,000	$95,597	$32,000	$117,546	$114,954	$2,000

On August 12, 2015, we amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. On April 27, 2016, we further added a $25 million commitment to our existing $70 million commitment. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 0.77% and 0.43% as of December 31, 2016 and 2015, respectively. The interest rate in effect was 4.00% as of December 31, 2016 and 2015.

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

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2016, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the NYSE under the symbol “HTF”.

We, through our wholly owned subsidiary, Horizon Credit III LLC, a Delaware limited liability company, entered into a term loan credit facility, or the Term Loan Facility, with Fortress Credit Co LLC on August 23, 2012. The interest rate on the Term Loan Facility was based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00% and provided for a four-year drawing period. The Term Loan Facility contained customary covenants for a facility of its type. Effective June 17, 2014, we terminated the Term Loan Facility and a related loan and security agreement and other documents.

On June 28, 2013, we completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of ours, issued $90 million in the Asset-Backed Notes, which were rated A1(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by 2013-1 Trust and were backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The Asset-Backed Notes were secured obligations of 2013-1 Trust and non-recourse to us. In connection with the issuance and sale of the Asset-Backed Notes, we made customary representations, warranties and covenants. The Asset-Backed Notes bore interest at a fixed rate of 3.00% per annum and had a stated maturity of May 15, 2018. As of December 31, 2016, the Asset-Backed Notes were repaid in full.

Under the terms of the Asset-Backed Notes, we were required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which could have been used to make monthly interest and principal payments on the Asset-Backed Notes.

As of December 31, 2016 and 2015, other assets were $2.1 million and $2.2 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2016:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$96,000	$21,288	$73,115	$1,597	$—
Unfunded commitments	20,750	13,250	7,500	—	—
Total	$116,750	$34,538	$80,615	$1,597	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2016, we had unfunded commitments of $20.8 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of December 31, 2016, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

In addition, in order to be subject to tax as a RIC and to avoid corporate-level tax on the income and gains we distribute to our stockholders in respect of any tax year, we are required under the Code to distribute as dividends to our stockholders out of assets legally available for distribution each tax year of an amount generally at least equal to 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any. Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously paid no U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2016, 2015 and 2014, we paid the Advisor $6.9 million, $7.9 million and $6.4 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the years ended December 31, 2016, 2015 and 2014, we paid the Advisor $0.9 million, $1.1 million and $1.1 million, respectively, pursuant to the Administration Agreement.

The predecessor of the Advisor has granted the Company a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor may manage other investment vehicles, or Advisor Funds, with the same investment strategy as us. The Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in such investments. On January 23, 2017, we filed an application for exemptive relief with the SEC which, if granted, would permit us to co-invest subject to certain conditions.

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

Valuation of investments

Investments are recorded at fair value. Our Board determines the fair value of our portfolio investments. We apply fair value to substantially all of our investments in accordance with Topic 820, Fair Value Measurement, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification as amended, or ASC, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the year ended December 31, 2016, we did not recognize interest income from debt investments on non-accrual status. For the years ended December 31, 2015 and 2014, we recognized as interest income interest payments of $0.2 million and $0.3 million, respectively, received from one portfolio company whose debt investment was on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services – Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2016 and 2015.

Recently adopted accounting pronouncement

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, as clarified by ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, containing guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. We have adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on our consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, we recorded debt issuance costs in other assets as an asset on the consolidated statements of assets and liabilities. Upon adoption, we reclassified these costs as unamortized debt issuance costs that reduce borrowings in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the debt issuance costs that were previously presented in other assets as an asset as of December 31, 2015.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2016 and 2015, 96% and 93%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our December 31, 2016 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income), the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$3,392	$1,840	$1,552
Up 200 basis points	$2,166	$1,201	$965
Up 100 basis points	$769	$562	$207
Down 300 basis points	$(1,209)	$—	$(1,209)
Down 200 basis points	$(1,149)	$—	$(1,149)
Down 100 basis points	$(1,089)	$—	$(1,089)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2019 Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision, subject to a floor of 0.75%, based on a LIBOR index which resets monthly, and any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which appears in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2016 and 2015, by correspondence with the custodian or borrower or by other appropriate auditing procedures where replies from the custodian or borrowers were not received. Our audits also involved performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Technology Finance Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2017 expressed an unqualified opinion on the effectiveness of Horizon Technology Finance Corporation and Subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

New York, New York

March 7, 2017

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

To the Board of Directors and Stockholders

Horizon Technology Finance Corporation

We have audited Horizon Technology Finance Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Horizon Technology Finance Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 7, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

New York, New York

March 7, 2017

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,
	2016	2015

Assets
Non-affiliate investments at fair value (cost of $211,627 and $255,494, respectively) (Note 4)	$194,003	$250,267
Investments in money market funds	—	285
Cash	37,135	20,765
Restricted investments in money market funds	—	1,091
Interest receivable	6,036	6,258
Other assets	2,078	2,230
Total assets	$239,252	$280,896

Liabilities
Borrowings (Note 6)	$95,597	$114,954
Distributions payable	3,453	3,980
Base management fee payable (Note 3)	337	385
Incentive fee payable (Note 3)	—	1,028
Other accrued expenses	673	798
Total liabilities	100,060	121,145

Commitments and Contingencies (Note 7 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,671,966 and 11,648,594 shares issued and 11,510,424 and 11,535,212 shares outstanding as of December 31, 2016 and 2015, respectively	12	12
Paid-in capital in excess of par	179,551	179,707
Distributions in excess of net investment income	(397)	(2,006)
Net unrealized depreciation on investments	(19,463)	(5,227)
Net realized loss on investments	(20,511)	(12,735)
Total net assets	139,192	159,751
Total liabilities and net assets	$239,252	$280,896
Net asset value per common share	$12.09	$13.85

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Investment income
Interest income on non-affiliate investments	$31,397	$28,650	$28,636
Fee income on non-affiliate investments	1,587	2,460	2,618
Total investment income	32,984	31,110	31,254
Expenses
Interest expense	5,878	5,757	8,707
Base management fee (Note 3)	4,727	4,747	4,648
Performance based incentive fee (Note 3)	2,126	3,501	2,112
Administrative fee (Note 3)	869	1,124	1,113
Professional fees	1,486	1,308	3,074
General and administrative	886	1,023	1,068
Total expenses	15,972	17,460	20,722
Management and performance based incentive fees waived (Note 3)	—	(346)	(345)
Net expenses	15,972	17,114	20,377
Net investment income before excise tax	17,012	13,996	10,877
(Credit) provision for excise tax (Note 7)	(87)	—	160
Net investment income	17,099	13,996	10,717
Net realized and unrealized (loss) gain on investments
Net realized loss on investments	(7,776)	(1,650)	(3,576)
Net unrealized (depreciation) appreciation on investments	(14,236)	(490)	8,289
Net realized and unrealized (loss) gain on investments	(22,012)	(2,140)	4,713
Net (decrease) increase in net assets resulting from operations	$(4,913)	$11,856	$15,430
Net investment income per common share	$1.48	$1.25	$1.11
Net (decrease) increase in net assets per common share	$(0.43)	$1.06	$1.60
Distributions declared per share	$1.335	$1.38	$1.38
Weighted average shares outstanding	11,543,708	11,180,864	9,621,011

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Accumulated Undistributed (Distributions in Excess of) Net	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Investment Income	Investments	Investments	Assets
Balance at December 31, 2013	9,608,949	$10	$154,975	$1,463	$(13,026)	$(7,587)	$135,835
Net increase in net assets resulting from operations, net of excise tax	—	—	—	10,717	8,289	(3,576)	15,430
Issuance of common stock under dividend reinvestment plan	19,175	—	265	—	—	—	265
Distributions declared	—	—	—	(13,282)	—	—	(13,282)
Balance at December 31, 2014	9,628,124	10	155,240	(1,102)	(4,737)	(11,163)	138,248
Issuance of common stock, net of offering costs	2,000,000	2	26,504	—	—	—	26,506
Net increase in net assets resulting from operations, net of excise tax	—	—	—	13,996	(490)	(1,650)	11,856
Issuance of common stock under dividend reinvestment plan	20,470	—	247	—	—	—	247
Repurchase of common stock	(113,382)	—	(1,313)	—	—	—	(1,313)
Distributions declared	—	—	—	(15,793)	—	—	(15,793)
Reclassification of permanent tax differences (Note 2)	—	—	(971)	893	—	78	—
Balance at December 31, 2015	11,535,212	12	179,707	(2,006)	(5,227)	(12,735)	159,751
Net decrease in net assets resulting from operations, net of excise tax	—	—	—	17,099	(14,236)	(7,776)	(4,913)
Issuance of common stock under dividend reinvestment plan	23,372	—	273	—	—	—	273
Repurchase of common stock	(48,160)	—	(516)	—	—	—	(516)
Distributions declared	—	—	—	(15,403)	—	—	(15,403)
Reclassification of permanent tax differences (Note 2)	—	—	87	(87)	—	—	—
Balance at December 31, 2016	11,510,424	$12	$179,551	$(397)	$(19,463)	$(20,511)	$139,192

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(4,913)	$11,856	$15,430
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	562	911	2,682
Net realized loss on investments	7,776	1,650	3,576
Net unrealized depreciation (appreciation) on investments	14,236	490	(8,289)
Purchase of investments	(59,858)	(123,281)	(95,335)
Principal payments received on investments	95,710	74,640	109,505
Proceeds from sale of investments	984	1,669	7,673
Changes in assets and liabilities:
Net decrease (increase) in investments in money market funds	285	(258)	1,161
Net decrease in restricted investments in money market funds	1,091	1,815	3,045
Decrease (increase) in interest receivable	211	(199)	89
Increase in end-of-term payments	(1,861)	(1,301)	(607)
Decrease in unearned income	(712)	(203)	(947)
Decrease (increase) in other assets	—	634	(936)
Decrease in other accrued expenses	(125)	(11)	(235)
(Decrease) increase in base management fee payable	(48)	29	(83)
(Decrease) increase in incentive fee payable	(1,028)	229	(53)
Net cash provided by (used in) operating activities	52,310	(31,330)	36,676
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	26,506	—
Repayment of Asset-Backed Notes	(14,546)	(24,207)	(40,590)
Advances on credit facilities	10,000	58,000	—
Repayment of credit facility	(15,000)	—	—
Distributions paid	(15,657)	(14,888)	(13,010)
Repurchase of common stock	(516)	(1,313)	—
Debt issuance costs	(221)	(420)	—
Net cash (used in) provided by financing activities	(35,940)	43,678	(53,600)
Net increase (decrease) in cash	16,370	12,348	(16,924)
Cash:
Beginning of period	20,765	8,417	25,341
End of period	$37,135	$20,765	$8,417
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,305	$4,733	$6,156
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$554	$870	$835
Distributions payable	$3,453	$3,980	$3,322
End of term payments receivable	$5,074	$5,086	$3,785

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — 133.8% (8)
Debt Investments — Life Science — 38.5% (8)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.38% cash (Libor + 8.75%; Floor 9.25%;	$4,375	$4,339	$4,339
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
		Term Loan (9.38% cash (Libor + 8.75%; Floor 9.25%;	5,000	4,969	4,969
		Ceiling 10.75%), 5.00% ETP, Due 3/1/19)
New Haven Pharmaceuticals, Inc. (11)	Biotechnology	Term Loan (11.63% cash (Libor + 11.00%; Floor	1,282	1,274	651
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (11.63% cash (Libor + 11.00%; Floor	427	424	217
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	1,973	1,960	1,002
		10.50%), 6.10% ETP, Due 3/1/19)
		Term Loan (10.13% cash (Libor + 9.50%; Floor	6,185	6,118	3,127
		10.00%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.13% cash (Libor + 9.50%; Floor	593	593	303
		10.00%), Due 1/31/17)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.13% cash (Libor + 8.50%; Floor	4,000	3,960	3,960
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.13% cash (Libor + 8.50%; Floor	5,000	4,955	4,955
		9.00%), 5.00% ETP, Due 8/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.63% cash (Libor + 9.00%; Floor	972	969	969
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.63% cash (Libor + 9.00%; Floor	591	588	588
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.63% cash (Libor + 9.00%; Floor	2,083	2,073	2,073
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Strongbridge U.S. Inc. (5)	Biotechnology	Term Loan (8.84% cash (Libor + 10.00%; Floor	7,500	7,353	7,353
		10.50%), 8.00% ETP, Due 12/1/20)
vTv Therapeutics Inc. (2)(5)	Biotechnology	Term Loan (10.63% cash (Libor + 8.22%; Floor	6,250	6,106	6,106
		8.75%), 6.00% ETP, Due 5/1/20)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.50% cash (Libor + 10.50%; Floor	2,479	2,455	2,320
		11.50%), 5.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.27% cash (Libor + 11.82%; Floor	1,352	1,344	1,344
		12.00%), 4.00% ETP, Due 7/1/17)
		Term Loan (12.27% cash (Libor + 11.82%; Floor	1,352	1,344	1,344
		12.00%), 4.00% ETP, Due 7/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.38% cash (Libor + 8.75%; Floor	4,500	4,461	4,461
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (9.38% cash (Libor + 8.75%; Floor	2,250	2,225	2,225
		9.25%), 4.50% ETP, Due 3/1/19)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.66% cash (Prime + 7.16%), 2.50% ETP,	1,313	1,309	1,309
		Due 3/1/17)
Total Debt Investments — Life Science				58,819	53,615
Debt Investments — Technology — 75.4% (8)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	57	57	57
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	19	19	19
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.13% cash (Libor + 10.50%; Floor	667	657	657
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 11/1/17)
		Term Loan (11.13% cash (Libor + 10.50%; Floor	433	424	424
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 2/1/18)
		Term Loan (11.13% cash (Libor + 10.50%; Floor	500	492	492
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 4/1/18)
Le Tote, Inc. (2)	Consumer-related Technologies	Term Loan (10.28% cash (Libor + 9.65%; Floor	4,000	3,942	3,942
		10.15%), 5.00% ETP, Due 3/1/20)
		Term Loan (10.28% cash (Libor + 9.65%; Floor	3,000	2,955	2,955
		10.15%), 5.00% ETP, Due 3/1/20)
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.13% cash (Libor + 10.50%; Floor	7,500	7,336	7,336
		11.00%), 3.00% ETP, Due 10/1/19)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (11.03% cash (Libor + 10.40%; Floor	2,900	2,860	2,860
		10.90%), 3.00% ETP, Due 6/1/19)
		Term Loan (11.03% cash (Libor + 10.40%; Floor	2,000	1,965	1,965

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
		10.90%), 3.00% ETP, Due 3/1/20)
MediaBrix, Inc. (2)	Internet and Media	Term Loan (11.63% cash (Libor + 11.00%; Floor	4,000	3,966	3,966
		11.50%), 3.00% ETP, Due 1/1/20)
Zinio Holdings, LLC (2)	Internet and Media	Term Loan (11.88% cash (Libor + 11.25%; Floor	4,000	3,967	3,967
		11.75%), 4.00% ETP, Due 2/1/20)
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.13% cash (Libor + 9.50%; Floor	5,000	4,940	4,940
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.13% cash (Libor + 9.50%; Floor	2,500	2,470	2,470
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.13% cash (Libor + 9.50%; Floor	2,500	2,464	2,464
		10.00%), 5.00% ETP, Due 1/1/20)
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	369	367	367
		Term Loan (11.63% cash (Libor + 11.00%; Floor	3,000	2,939	2,939
		11.50%), 3.00% ETP, Due 4/1/20)
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (11.33% cash (Libor + 10.70%; Floor	2,250	2,220	2,220
		11.20%), 3.00% ETP, Due 3/1/19)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	417	416	416
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,335	1,331	1,331
		Ceiling 11.75%), 2.40% ETP, Due 10/1/18)
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%;	1,548	1,517	1,517
		Ceiling 11.75%), 2.00% ETP, Due 2/1/19)
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.38% cash (Libor + 9.75%; Floor 10.25%;	614	607	607
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (10.38% cash (Libor + 9.75%; Floor 10.25%;	343	341	341
		Ceiling 12.25%), 13.00% ETP, Due 7/1/17)
		Term Loan (9.13% cash (Libor + 8.50%; Floor 9.00%),	667	663	663
		4.50% ETP, Due 12/1/18)
		Term Loan (9.13% cash (Libor + 8.50%; Floor 9.00%),	667	663	663
		4.50% ETP, Due 12/1/18)
		Term Loan (9.63% cash (Libor + 9.00%; Floor 9.50%),	2,000	1,990	1,990
		4.50% ETP, Due 11/1/19)
Xtera Communications, Inc. (5)(11)	Semiconductors	Term Loan (12.50% cash, 22.92% ETP, Due 11/1/16)	3,056	3,047	—
		Term Loan (12.50% cash, 22.92% ETP, Due 11/1/16)	936	933	—
Bridge2 Solutions, Inc.	Software	Term Loan (11.63% cash (Libor + 11.00%; Floor	4,000	3,976	3,976
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 7/1/19)
		Term Loan (11.63% cash (Libor + 11.00%; Floor	1,000	996	996
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 1/1/20)
ControlScan, Inc. (2)	Software	Term Loan (10.88% cash (Libor + 10.25%),	4,500	4,413	4,413
		3.00% ETP, Due 7/1/20)
Decisyon, Inc.	Software	Term Loan (12.94% cash (Libor + 12.308%; Floor	1,523	1,521	1,519
		12.50%), 6.50% ETP, Due 6/1/18)
		Term Loan (12.94% cash (Libor + 12.308%; Floor	833	715	713
		12.50%), 6.50% ETP, Due 6/1/18)
Digital Signal Corporation (11)(13)	Software	Term Loan (10.88% cash (Libor + 10.25%; Floor	1,280	1,246	928
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.88% cash (Libor + 10.25%; Floor	1,280	1,246	928
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash, Due 6/30/17)	194	194	144
Education Elements, Inc. (2)	Software	Term Loan (10.63% cash (Libor + 10.00%; Floor	1,600	1,578	1,578
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	1,500	1,479	1,479
		10.50%), 4.00% ETP, Due 8/1/19)
Netuitive, Inc.	Software	Term Loan (12.88% cash (Libor + 12.25%; Floor	461	460	460
		12.50%), 3.33% ETP, Due 9/1/17)
ScoreBig, Inc. (2)(11)(12)	Software	Term Loan (10.63% cash (Libor + 10.00%; Floor	3,403	3,332	1,526
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	3,403	3,360	1,539
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	2,000	1,950	894

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
		10.50%), 4.00% ETP, Due 3/1/20)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	203	203	93
		10.50%), 4.00% ETP, Due 10/31/16)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	324	324	148
		10.50%), 4.00% ETP, Due 11/11/19)
ShopKeep.com, Inc. (2)	Software	Term Loan (10.47% cash (Libor + 9.95%; Floor	6,000	5,811	5,811
		10.45%), 3.00% ETP, Due 4/1/20)
SIGNiX, Inc.	Software	Term Loan (11.63% cash (Libor + 11.00%; Floor	2,250	2,124	2,012
		11.50%), Due 10/1/18)
SilkRoad Technology, Inc. (2)	Software	Term Loan (10.98% cash (Libor + 10.35%; Floor	7,500	7,455	7,455
		10.85%; Ceiling 12.85%), 3.00% ETP, Due 6/1/19)
Skyword, Inc.	Software	Term Loan (11.58% cash (Libor + 10.95%; Floor	4,000	3,944	3,870
		11.45%), 3.00% ETP, Due 8/1/19)
Social Intelligence Corp. (2)	Software	Term Loan (11.13% cash (Libor + 10.50%; Floor	323	316	315
		11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.78% cash (Libor + 11.15%; Floor	3,000	2,983	2,983
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.78% cash (Libor + 11.15%; Floor	2,833	2,814	2,814
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (11.63% cash (Libor + 11.00%; Floor	700	696	696
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
Vidsys, Inc. (2)	Software	Term Loan (13.00% cash, 12.58% ETP, Due 12/1/17)	2,610	2,610	2,610
xTech Holdings, Inc. (2)	Software	Term Loan (11.13% cash (Libor + 10.50%; Floor	1,500	1,479	1,479
		11.00%), 3.00% ETP, Due 4/1/19)
		Term Loan (11.13% cash (Libor + 10.50%; Floor	2,000	1,970	1,970
		11.00%), 3.00% ETP, Due 3/1/20)
Total Debt Investments — Technology				114,743	104,917
Debt Investments — Cleantech — 5.7% (8)
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.93% cash (Libor + 11.55%;	1,260	1,252	1,252
		Floor 11.80%), 4.25% ETP, Due 6/1/17)
		Term Loan (11.93% cash (Libor + 11.55%;	697	690	690
		Floor 11.80%), 4.25% ETP, Due 1/1/18)
Lehigh Technologies, Inc. (2)	Waste Recycling	Term Loan (10.35% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,982	2,982
		Due 8/1/19)
		Term Loan (10.35% cash (Libor + 9.72%), 6.75% ETP,	3,000	2,982	2,982
		Due 8/1/19)
Total Debt Investments — Cleantech				7,906	7,906
Debt Investments — Healthcare information and services — 14.2% (8)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (11.13% cash (Libor + 10.50%;	4,225	4,081	4,081
		Floor 11.00%), 6.50% ETP, Due 10/1/18)
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%;	2,333	2,330	2,330
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%;	2,333	2,330	2,330
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%;	1,111	1,110	1,110
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
MedAvante, Inc. (2)	Software	Term Loan (9.88% cash (Libor + 9.25%; Floor	3,000	2,972	2,972
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.88% cash (Libor + 9.25%; Floor	3,000	2,972	2,972
		9.75%), 4.00% ETP, Due 1/1/19)
		Term Loan (9.88% cash (Libor + 9.25%; Floor	4,000	3,953	3,953
		9.75%), 4.00% ETP, Due 7/1/19)
Total Debt Investments — Healthcare information and services				19,748	19,748
Total Debt Investments				201,216	186,186

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(In thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Warrant Investments — 4.6% (8)
Warrants — Life Science — 0.5% (8)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants	83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	33,112 Common Stock Warrants	33	2
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants	15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	28,204 Common Stock Warrants	17	21
New Haven Pharmaceuticals, Inc.	Biotechnology	103,982 Preferred Stock Warrants	88	—
Nivalis Therapeutics, Inc. (5)	Biotechnology	18,534 Common Stock Warrants	122	—
Ocera Therapeutics, Inc. (2)(5)	Biotechnology	6,491 Common Stock Warrants	6	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants	51	4
Revance Therapeutics, Inc. (5)	Biotechnology	34,377 Common Stock Warrants	68	241
Sample6, Inc. (2)	Biotechnology	494,988 Preferred Stock Warrants	45	16
Strongbridge U.S. Inc. (5)	Biotechnology	160,714 Common Stock Warrants	72	72
vTv Therapeutics Inc. (2)(5)	Biotechnology	76,290 Common Stock Warrants	23	23
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	2,050 Common Stock Warrants	5	—
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants	24	27
EnteroMedics, Inc. (5)	Medical Device	134 Common Stock Warrants	347	—
IntegenX, Inc. (2)	Medical Device	170,646 Preferred Stock Warrants	35	31
Lantos Technologies, Inc. (2)	Medical Device	66,665,256 Preferred Stock Warrants	38	41
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	26	39
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants	52	44
NinePoint Medical, Inc. (2)	Medical Device	566,038 Preferred Stock Warrants	33	39
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants	15	12
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	13	—
Total Warrants — Life Science			1,289	612
Warrants — Technology — 3.3% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	32	23
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants	33	31
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	698
If(we), Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants	27	47
Le Tote, Inc. (2)	Consumer-related Technologies	202,974 Preferred Stock Warrants	63	411
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants	164	150
SavingStar, Inc. (2)	Consumer-related Technologies	98,860 Preferred Stock Warrants	60	70
XIOtech, Inc.	Data Storage	2,217,979 Preferred Stock Warrants	22	—
The NanoSteel Company, Inc. (2)	Materials	299,211 Preferred Stock Warrants	92	348
IntelePeer, Inc.	Networking	141,549 Common Stock Warrants	39	31
Nanocomp Technologies, Inc. (2)	Networking	707,387 Preferred Stock Warrants	67	72
Aquion Energy, Inc.	Power Management	115,051 Preferred Stock Warrants	7	72
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants	28	26
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants	101	40
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	25	28
InVisage Technologies, Inc. (2)	Semiconductors	395,009 Preferred Stock Warrants	48	45
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	59	45
Luxtera, Inc.(2)	Semiconductors	2,508,671 Preferred Stock Warrants	49	193
Soraa, Inc. (2)	Semiconductors	203,616 Preferred Stock Warrants	80	432
Xtera Communications, Inc. (5)	Semiconductors	37,831 Common Stock Warrants	206	—
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants	113	135
Bridge2 Solutions, Inc.	Software	75,458 Common Stock Warrants	18	341
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	14	81
ControlScan, Inc. (2)	Software	2,295,918 Preferred Stock Warrants	19	30
Decisyon, Inc.	Software	82,967 Common Stock Warrants	46	—
Digital Signal Corporation	Software	125,116 Common Stock Warrants	32	—
Education Elements, Inc. (2)	Software	238,122 Preferred Stock Warrants	28	28
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	22	276
Netuitive, Inc.	Software	41,569 Common Stock Warrants	48	—
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	12	12
ScoreBig, Inc. (2)	Software	879,014 Preferred Stock Warrants	88	—
ShopKeep.com, Inc. (2)	Software	165,779 Preferred Stock Warrants	98	118
SIGNiX, Inc.	Software	89,767 Preferred Stock Warrants	168	167

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(In thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	56
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	131
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	242	389
Vidsys, Inc.	Software	85,399 Preferred Stock Warrants	23	12
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	—
xTech Holdings, Inc. (2)	Software	158,730 Preferred Stock Warrants	43	52
Total Warrants — Technology			2,406	4,590
Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	68	—
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	25	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	25
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	100	115
Lehigh Technologies, Inc. (2)	Waste Recycling	272,727 Preferred Stock Warrants	33	39
Total Warrants — Cleantech			270	179
Warrants — Healthcare information and services — 0.7% (8)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	107	180
Candescent Health, Inc. (2)	Diagnostics	519,991 Preferred Stock Warrants	378	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	7,662,100 Common Stock Warrants	168	142
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	2
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants	54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants	44	51
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	42
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	74	76
MedAvante, Inc. (2)	Software	114,285 Preferred Stock Warrants	66	79
Medsphere Systems Corporation (2)	Software	7,097,791 Preferred Stock Warrants	60	205
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	204
Total Warrants — Healthcare information and services			1,175	981
Total Warrants			5,140	6,362

Other Investments — 0.4% (8)
ZetrOZ, Inc.	Medical Device	Royalty Agreement	365	500
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,318	100
Total Other Investments			4,683	600
Equity — 0.6% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	238	439
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	73	101
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	78,493 Common Stock	83	47
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock	9	83
Decisyon, Inc.	Software	4,200,934 Common Stock	185	185
Total Equity			588	855
Total Portfolio Investment Assets — 139.4%(8)			$211,627	$194,003

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2016 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(In thousands)

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), as of December 31, 2016. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment is on non-accrual status at December 31, 2016.

(12)

ScoreBig, Inc., a Delaware corporation (“ScoreBig”), made an assignment for the benefit of its creditors whereby ScoreBig assigned all of its assets to SB (assignment for the benefit of creditors), LLC, a California limited liability company (“SBABC”), established under California law to effectuate the Assignment for the Benefit of Creditors of ScoreBig. SBABC subsequently entered into a License Agreement with a third party (“Licensee”), whereby SBABC granted a license of certain of SBABC’s intellectual property and general intangibles to Licensee in exchange for certain royalty payments on the future net profits, if any, of Licensee. SBABC, in consideration for the Company’s consent to the License Agreement, agreed to pay all payments due under the License Agreement, if any, to the Company until the payment in full in cash of the Company’s debt investments in ScoreBig.

(13)

Digital Signal Corporation, a Delaware corporation (“DSC”), made an assignment for the benefit of its creditors whereby DSC assigned all of its assets to DSC (assignment for the benefit of creditors), LLC, a Delaware limited liability company, established under Delaware law to effectuate the Assignment for the Benefit of Creditors of DSC.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(In thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Short Term Investments — Money Market Funds — 0.2% (8)			$285	$285
US Bank Money Market Deposit Account			$285	$285
Total Short Term Investments — Money Market Funds
Short Term Investments — Restricted Investments— 0.7% (8)			$1,091	$1,091
US Bank Money Market Deposit Account (2)			$1,091	$1,091
Total Short Term Investments — Restricted Investments

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility or the 2013-1 Securitization.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2015 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act as of December 31, 2015. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

Longview SBIC GP LLC and Longview SBIC LP (collectively, “Horizon SBIC”) were formed as a Delaware limited liability company and Delaware limited partnership, respectively, on February 11, 2011. Horizon SBIC are wholly owned subsidiaries of the Company and were formed in anticipation of obtaining a license to operate a small business investment company from the U. S. Small Business Administration. There has been no activity in Horizon SBIC since its inception. Horizon SBIC was dissolved as of December 31, 2016.

The Company formed Horizon Funding 2013-1 LLC (“2013-1 LLC”) as a Delaware limited liability company on June 7, 2013 and Horizon Funding Trust 2013-1 (“2013-1 Trust” and, together with 2013-1 LLC, the “2013-1 Entities”) as a Delaware trust on June 18, 2013. The 2013-1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2013-1 Entities for purposes of securitizing $189.3 million of secured loans (the “2013-1 Securitization”) and issuing fixed-rate asset-backed notes in an aggregate principal amount of $90 million (the “Asset-Backed Notes”). 2013-1 LLC and 2013-1 Trust were dissolved as of December 31, 2016.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2016, there were four investments on non-accrual status with a cost of $26.2 million and a fair value of $11.5 million. As of December 31, 2015, there was one investment on non-accrual status with a cost of $2.7 million and a fair value of $0.5 million. For the year ended December 31, 2016, the Company did not recognize interest income from debt investments on non-accrual status. For the years ended December 31, 2015 and 2014, we recognized interest income payments of $0.2 million and $0.3 million, respectively, received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an end-of-term payment (“ETP”), that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2016, 2015 and 2014 was 10.8%, 7.1% and 6.5%, respectively.

In connection with substantially all lending arrangements, the Company receives warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are recorded as unearned income on the grant date. The unearned income is recognized as interest income over the contractual life of the related debt investment in accordance with the Company’s income recognition policy. Subsequent to debt investment origination, the fair value of the warrants is determined using the Black-Scholes valuation model. Any adjustment to fair value is recorded through earnings as net unrealized appreciation or depreciation on investments. Gains and losses from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains and losses on investments.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of December 31, 2016 and 2015 was $1.6 million and $1.9 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of December 31, 2016 and 2015 were $4.4 million and $3.9 million, respectively. The amortization expense for the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $0.9 million and $2.7 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Topic 946, Financial Services—Investment Companies, of the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2016, the Company reclassified $0.1 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes refunded in 2016. For the year ended December 31, 2015, the Company reclassified $1.0 million to paid-in capital from distributions in excess of net investment income of $0.9 million and net realized loss on investments of $0.1 million, which related to excise taxes paid in prior years.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended December 31, 2016, $0.1 million was recorded for U.S. federal excise tax. For the year ended December 31, 2015, there was no U.S. federal excise tax recorded. For the year December 31, 2014, $0.2 million was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2016 and 2015. The 2015, 2014 and 2013 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stock Repurchase Program

On July 29, 2016, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2017 or the repurchase of $5.0 million of the Company’s common stock. During the year ended December 31, 2016, the Company repurchased 48,160 shares of its common stock at an average price of $10.66 on the open market at a total cost of $0.5 million. During the year ended December 31, 2015, the Company repurchased 113,382 shares of its common stock at an average price of $11.53 on the open market at a total cost of $1.3 million. From the inception of the stock repurchase program through December 31, 2016, the Company repurchased 161,542 shares of its common stock at an average price of $11.27 on the open market at a total cost of $1.8 million.

Transfers of financial assets

Assets related to transactions that do not meet the requirements under ASC Topic 860, Transfers and Servicing for accounting sale treatment are reflected in the Company’s consolidated statements of assets and liabilities as investments. Those assets are owned by special purpose entities that are consolidated in the Company’s financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any other affiliate of the Company).

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

Recently adopted accounting pronouncement

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), as clarified by ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), containing guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The Company has adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, the Company recorded debt issuance costs in other assets as an asset on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce borrowings in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the debt issuance costs that were previously presented in other assets as an asset as of December 31, 2015, as discussed further in Note 6.

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

The base management fee under the Investment Management Agreement is calculated at an annual rate of 2.00% of (i) the Company’s gross assets, less (ii) assets consisting of cash and cash equivalents, and is payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. In addition, the Advisor agreed to waive its base management fee relating to the proceeds raised in the 2015 Offering, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which the Company’s net investment income exceeds distributions declared on its shares of common stock for the applicable quarter. As of December 31, 2015, the Company had met condition (ii) above as net investment income exceeded distributions declared for the quarters ended September 30, 2015 and December 31, 2015.

During the year ended December 31, 2015, the Advisor waived base management fees of $0.3 million, which the Advisor would have otherwise earned on the proceeds raised in the 2015 Offering. During the first six months of the year ended December 31, 2014, the Advisor waived base management fees of $0.2 million, which the Advisor would have otherwise earned on cash held by the Company at the time of calculation. The base management fee payable at December 31, 2016 and 2015 was $0.3 million and $0.4 million, respectively. After giving effect of the waivers, the base management fee expense was $4.7 million, $4.4 million and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income the Company has not yet received in cash. The incentive fee with respect to the Pre-Incentive Fee Net Investment Income is 20.00% of the amount, if any, by which the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter exceeds a hurdle rate of 1.75% (which is 7.00% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the Pre-Incentive Fee Net Investment Income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% quarterly (which is 8.75% annualized). The effect of this “catch-up” provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2014, the Advisor waived performance based incentive fees of $0.1 million which the Advisor would have otherwise earned. After giving effect of the waiver in 2014, the performance based incentive fee expense was $2.1 million, $3.5 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended September 30, 2016 and December 31, 2016, which resulted in $1.7 million of reduced expense and additional net investment income. As of December 31, 2015, the incentive fee on Pre-Incentive Fee Net Investment Income was not limited by the Incentive Fee Cap and Deferral Mechanism. There was no performance based incentive fee payable for December 31, 2016. The performance based incentive fee payable for December 31, 2015 was $1.0 million. The entire incentive fee payable as of December 31, 2015 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.9 million, $1.1 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 4.  Investments

The following table shows the Company’s investments as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Money market funds	$—	$—	$285	$285
Restricted investments in money market funds	$—	$—	$1,091	$1,091
Non-affiliate investments
Debt	$201,216	$186,186	$244,899	$242,167
Warrants	5,140	6,362	5,173	6,645
Other	4,683	600	4,422	300
Equity	588	855	1,000	1,155
Total non-affiliate investments	$211,627	$194,003	$255,494	$250,267

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s non-affiliate investments by industry sector as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$46,703	$41,578	$36,932	$37,911
Medical Device	14,164	13,736	25,753	22,736
Technology
Communications	108	99	20,170	19,916
Consumer-Related	21,055	22,121	18,699	19,421
Data Storage	4,340	100	4,444	319
Internet and Media	7,933	7,933	63	69
Materials	9,966	10,222	9,918	9,920
Networking	3,412	3,409	757	740
Power Management	2,255	2,318	2,490	2,541
Semiconductors	12,076	8,311	18,944	18,628
Software	60,516	55,362	60,792	61,897
Cleantech
Alternative Energy	93	—	2,942	2,938
Energy Efficiency	2,086	2,082	3,371	3,370
Waste Recycling	5,997	6,003	5,968	5,970
Healthcare Information and Services
Diagnostics	4,817	4,405	8,001	7,336
Other	5,988	5,939	8,453	8,504
Software	10,118	10,385	27,797	28,051
Total non-affiliate investments	$211,627	$194,003	$255,494	$250,267

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

Debt investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 2016 and 2015, the hypothetical market yields used ranged from 11% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Other investments: Other investments are valued based on the facts and circumstances of the underlying agreement. The Company currently values these contractual agreements using a multiple probability weighted cash flow model as the contractual future cash flows contain elements of variability. Significant changes in the estimated cash flows and probability weightings would result in a significantly higher or lower fair value measurement. The Company has categorized these other investments as Level 3 within the fair value hierarchy described above. These assets are recorded at fair value on a recurring basis.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of December 31, 2016 and 2015. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2016:

December 31, 2016
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$174,686	Discounted Expected Future	Hypothetical Market Yield	11% – 25%	13%
		Cash Flows

	11,500	Liquidation Scenario	Probability Weighting	25% – 100%	40%

Warrant investments	5,677	Black-Scholes Valuation Model	Price Per Share	$0.00 – $63.98	$4.02
			Average Industry Volatility	21%	21%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	180	Expected Settlement	Price Per Share	$1.78	$1.78

Other investments	600	Multiple Probability Weighted	Discount Rate	25%	25%
		Cash Flow Model	Probability Weighting	25% – 100%	43%

Equity investments	268	Last Equity Financing	Price Per Share	$0. 04 – $1.00	$0.34
Total Level 3 investments	$192,911

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2015:

December 31, 2015
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$241,667	Discounted Expected Future	Hypothetical Market Yield	11% – 25%	13%
		Cash Flows

	500	Liquidation Scenario	Discount Rate	25%	25%
			Probability Weighting	0% – 100%	30%

Warrant investments	5,407	Black-Scholes Valuation Model	Price Per Share	$0.00 – $615.46	$81.27
			Average Industry Volatility	18%	18%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	386	Expected Acquisition	Price Per Share	$2.09	$2.09
		Settlement

Other investments	300	Multiple Probability Weighted	Discount Rate	25%	25%
		Cash Flow Model	Probability Weighting	100%	100%

Equity investments	101	Last Equity Financing	Price Per Share	$0.04	$0.04

	215	Expected Settlement	Price Per Share	$0.00 – $1.41	$1.41
Total Level 3 investments	$248,576

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. On December 31, 2016, the closing price of the 2019 Notes on the New York Stock Exchange was $25.50 per note, or $33.7 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$186,186	$—	$—	$186,186
Warrant investments	$6,362	$—	$505	$5,857
Other investments	$600	$—	$—	$600
Equity investments	$855	$587	$—	$268

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Money market funds	$285	$—	$285	$—
Restricted investments in money market funds	$1,091	$—	$1,091	$—
Debt investments	$242,167	$—	$—	$242,167
Warrant investments	$6,645	$—	$852	$5,793
Other investments	$300	$—	$—	$300
Equity investments	$1,155	$839	$—	$316

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2016:

	December 31, 2016
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$242,167	$5,793	$316	$300	$248,576
Purchase of investments	59,858	—	—	—	59,858
Warrants and equity received and classified as Level 3	—	402	84	—	486
Principal payments received on investments	(95,639)	—	—	(121)	(95,760)
Proceeds from sale of investments	—	(855)	(129)	—	(984)
Net realized (loss) gain on investments	(7,597)	340	(367)	—	(7,624)
Unrealized (depreciation) appreciation included in earnings	(12,296)	177	364	38	(11,717)
Transfer from debt to other investments	(383)	—	—	383	—
Other	76	—	—	—	76
Level 3 assets, end of period	$186,186	$5,857	$268	$600	$192,911

The Company’s transfers between levels are recognized at the end of each reporting period. During the year ended December 31, 2016, there were no transfers between levels.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2016 includes $14.7 million in unrealized depreciation on debt and other investments, $0.3 million in unrealized appreciation on warrants and $0.1 million in unrealized appreciation on equity.

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

As of December 31, 2016 and 2015, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.  Borrowings

The following table shows the Company’s borrowings as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Asset-Backed Notes	$—	$—	$—	$14,546	$14,546	$—
Key Facility	95,000	63,000	32,000	70,000	68,000	2,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	128,000	96,000	32,000	117,546	115,546	2,000
Unamortized debt issuance costs attributable to term borrowings	—	(403)	—	—	(592)	—
Total borrowings outstanding, net	$128,000	$95,597	$32,000	$117,546	$114,954	$2,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of December 31, 2016, the asset coverage for borrowed amounts was 245%.

On August 12, 2015, the Company amended the Key Facility to (1) add a $20 million commitment to the existing $50 million commitment and (2) extend the term of the Key Facility. On April 27, 2016, the Company added a $25 million commitment to the existing $70 million commitment. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $95 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on August 12, 2020. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 0.77% and 0.43% on December 31, 2016 and 2015, respectively. The average rate for the years ended December 31, 2016 and 2015 was 4.00%. As of December 31, 2016, the Company had borrowing capacity of $32.0 million, of which $4.6 million was available, subject to existing terms and advance rates. As of December 31, 2015, the Company had available borrowing capacity of $2.0 million, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2016, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On August 23, 2012, the Company entered into a term loan facility (the “Term Loan Facility”) with Fortress Credit Co LLC. The interest rate on the Term Loan Facility was based upon the one-month LIBOR plus a spread of 6.00%, with a LIBOR floor of 1.00% and provided for a four-year drawing period. The Term Loan Facility contained customary covenants for a facility of its type. Effective June 17, 2014, the Company terminated the Term Loan Facility and a related loan and security agreement and other documents.

On June 28, 2013, the Company completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of the Company, issued $90 million in the Asset-Backed Notes, which were rated A1(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by 2013-1 Trust and were backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of such portfolio companies. The Asset-Backed Notes were secured obligations of 2013-1 Trust and non-recourse to the Company. In connection with the issuance and sale of the Asset-Backed Notes, the Company made customary representations, warranties and covenants. The Asset-Backed Notes bore interest at a fixed rate of 3.00% per annum and had a stated maturity of May 15, 2018. As of December 31, 2016 the Asset-Backed Notes were repaid in full.

Under the terms of the Asset-Backed Notes, the Company was required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which was used to make monthly interest and principal payments on the Asset-Backed Notes. The Company had segregated these funds and classified them as restricted investments in money market funds on the consolidated statements of assets and liabilities. The balance of restricted investments in money market funds was $1.1 million as of December 31, 2015.

The following table shows information about our senior securities as of December 31, 2016, 2015, 2014, 2013 and 2012:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
	(In thousands, except unit data)
Credit facilities
2016	$63,000	$3,733	—	N/A
2015	$68,000	$4,048	—	N/A
2014	$10,000	$22,000	—	N/A
2013	$10,000	$25,818	—	N/A
2012	$56,020	$4,177	—	N/A
2019 Notes
2016	$33,000	$7,127	—	$25.42
2015	$33,000	$8,342	—	$25.26
2014	$33,000	$6,667	—	$25.64
2013	$33,000	$7,824	—	$25.70
2012	$33,000	$7,091	—	$25.38
2013-1 Securitization
2016	—	—	—	—
2015	$14,546	$18,926	—	N/A
2014	$38,753	$5,677	—	N/A
2013	$79,343	$3,254	—	N/A
Total senior securities
2016	$96,000	$2,450	—	N/A
2015	$115,546	$2,383	—	N/A
2014	$81,753	$2,691	—	N/A
2013	$122,343	$2,110	—	N/A
2012	$89,020	$2,629	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the original cost less accumulated depreciation, amortization or impairment of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount which the holder of such class of senior security would be entitled upon the voluntary liquidation of the applicable issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of securities.
(4)	Not applicable to the Company’s credit facilities and 2013-1 Securitization because such securities are not registered for public trading.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.  Federal income tax

The Company has elected to be treated as a RIC under Subchapter M of the Code and to distribute substantially all of its taxable income. Accordingly, no provision for federal, state or local income tax has been recorded in the financial statements. Taxable income differs from net increase in net assets resulting from operations primarily due to unrealized appreciation on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net (decrease) increase in net assets resulting from operations	$(4,913)	$11,856	$15,430
Net unrealized depreciation (appreciation) on investments	14,236	490	(8,289)
Other book-tax differences	(844)	(239)	183
Capital loss carry forward	7,776	1,650	3,576
Taxable income before deductions for distributions	$16,255	$13,757	$10,900

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Ordinary income	$15,759	$16,465	$13,276
Total	$15,759	$16,465	$13,276

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2016	2015	2014
	(In thousands)
Undistributed ordinary income	$1,753	$1,256	$3,963
Long term capital loss carry forward	(20,511)	(12,735)	(11,085)
Unrealized appreciation	3,830	4,384	2,443
Unrealized depreciation	(23,293)	(9,611)	(7,180)
Other temporary differences	2,169	(3,277)	(4,187)
Total	$(36,052)	$(19,983)	$(16,046)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% excise tax on such income, as required. For the years ended December 31, 2016 and 2015, the Company elected to carry forward taxable income in excess of current year distributions of $1.8 million and $1.3 million, respectively. At December 31, 2016, a provision for excise tax of $0.1 million was recorded. At December 31, 2015, no provision for excise tax was recorded.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the years ended December 31, 2016, 2015 and 2014, the Company did not use any of its capital loss carry forward to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2016 and 2015 was $211.6 million and $255.5 million, respectively. The gross unrealized appreciation on investments at December 31, 2016 and 2015 was $3.8 million and $4.4 million, respectively. The gross unrealized depreciation on investments at December 31, 2016 and 2015 was $23.3 million and $9.6 million, respectively.

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

The balance of unfunded commitments to extend credit was $20.8 million and $10.0 million as of December 31, 2016 and 2015, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2016:

	December 31, 2016
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
ControlScan, Inc.	$3,000	$35
ShopKeep Inc.	4,000	79
Strongbridge U.S. Inc.	7,500	61
vTv Therapeutics Inc.	6,250	68
Total	$20,750	$243

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2016 which totaled $0.2 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 24% and 21% of total debt investments outstanding as of December 31, 2016 and 2015, respectively. No single debt investment represented more than 10% of the total debt investments as of December 31, 2016 or 2015. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 17%, 14% and 20% of total interest and fee income on investments for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Year Ended December 31, 2016
10/28/16	2/22/17	3/15/17	$0.10	$—	—	$—
10/28/16	1/19/17	2/15/17	0.10	1,151	1,542	18
10/28/16	12/20/16	1/13/17	0.10	1,137	1,550	17
7/29/16	11/18/16	12/15/16	0.115	1,308	1,712	19
7/29/16	10/20/16	11/15/16	0.115	1,308	1,896	21
7/29/16	9/20/16	10/17/16	0.115	1,305	1,716	22
4/28/16	8/19/16	9/15/16	0.115	1,307	1,535	21
4/28/16	7/20/16	8/15/16	0.115	1,302	1,842	25
4/28/16	6/20/16	7/15/16	0.115	1,305	1,734	23
3/3/16	5/19/16	6/15/16	0.115	1,305	1,898	23
3/3/16	4/20/16	5/16/16	0.115	1,283	3,821	44
3/3/16	3/18/16	4/15/16	0.115	1,306	1,840	21
			$1.335	$14,017	21,086	$254
Year Ended December 31, 2015
10/30/15	2/22/16	3/15/16	$0.115	$1,309	1,606	$18
10/30/15	1/21/16	2/17/16	0.115	1,308	1,931	18
10/30/15	12/18/15	1/15/16	0.115	1,311	1,841	18
7/29/15	11/19/15	12/15/15	0.115	1,317	1,687	20
7/29/15	10/20/15	11/16/15	0.115	1,317	1,967	22
7/29/15	9/18/15	10/15/15	0.115	1,315	2,418	24
5/1/15	8/19/15	9/15/15	0.115	1,312	2,577	26
5/1/15	7/20/15	8/14/15	0.115	1,312	2,420	27
5/1/15	6/18/15	7/15/15	0.115	1,312	2,045	26
3/6/15	5/20/15	6/15/15	0.115	1,311	2,036	28
3/6/15	4/20/15	5/15/15	0.115	1,311	1,950	28
3/6/15	3/20/15	4/15/15	0.115	1,095	877	12
			$1.380	$15,530	23,355	$267

On March 3, 2017, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
May 17, 2017	May 19, 2017	June 15, 2017	$0.10
April 19, 2017	April 21, 2017	May 16, 2017	$0.10
March 16, 2017	March 20, 2017	April 18, 2017	$0.10

After paying distributions of $1.26 per share deemed paid for tax purposes in 2016, declaring on October 28, 2016 a distribution of $0.10 per share payable January 13, 2017, and taxable earnings of $1.41 per share in 2016, the Company’s undistributed spillover income as of December 31, 2016 was $0.15 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.  Subsequent events

On February 3, 2017, New Haven Pharmaceuticals, Inc., a Delaware corporation (“NHP”), made an assignment for the benefit of its creditors whereby (a) NHP assigned all of its assets and liabilities, including the Company’s debt investments in NHP (the “NHP Loans”), to New Haven (assignment for the benefit of creditors), LLC, a Delaware limited liability company (“NHABC”), in trust under Delaware law for the benefit of creditors of NHP, and (b) NHABC assumed all of the assets and liabilities of NHP. NHPABC then sold certain assets of NHABC (the “NHP Purchased Assets”) to Espero Pharmaceuticals, Inc., a Delaware corporation (“Espero”). In consideration for the sale of the NHP Purchased Assets, Espero entered into a Royalty Agreement with NHABC, whereby Espero agreed to pay NHABC certain milestone payments and royalty payments, if any, with respect to the commercialization and sales of the NHP Purchased Assets. NHABC, in consideration for the Company’s consent to the sale of the NHP Purchased Assets to Espero, assigned the Royalty Agreement to the Company.

On November 15, 2016, Xtera Communications, Inc., a Delaware corporation (“Xtera”), filed a voluntary petition for bankruptcy in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) under Chapter 11 of the U.S. Bankruptcy Code. On January 30, 2017, the Bankruptcy Court entered an order authorizing, among other things, the sale of all or substantially all of the assets of Xtera (the “Sale”) and on or about February 13, 2017, the Sale was closed. The Company does not expect to receive any proceeds from the Sale due to the amount of such proceeds and the amount of claims of other creditors of Xtera which have a priority over the Company in respect of such proceeds. Accordingly, the Company has fair valued its assets in Xtera at zero as of December 31, 2016.

On February 22, 2017, Argos Therapeutics Inc. (“Argos”) announced that the Independent Data Monitoring Committee (“IDMC”) for Argos’ pivotal Phase 3 ADAPT clinical trial recommended that the study be discontinued for futility based on IDMC’s planned interim data analysis. On March 6, 2017, Argos paid the principal balance and accrued interest outstanding owing to the Company and issued to the Company five year warrants to purchase an aggregate of 40,000 shares of Argos’ Common Stock at an exercise price of $1.30 per share.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.  Financial highlights

The following table shows financial highlights for the Company:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$13.85	$14.36	$14.14	$15.15	$17.01
Net investment income	1.48	1.25	1.11	1.38	1.41
Realized (loss) gain on investments	(0.67)	(0.15)	(0.37)	(0.78)	0.01
Unrealized (depreciation) appreciation on investments	(1.24)	(0.04)	0.86	(0.23)	(0.95)
Net (decrease) increase in net assets resulting from operations	(0.43)	1.06	1.60	0.37	0.47
Net dilution from issuance of common stock	—	(0.18)	—	—	(0.28)
Distributions declared(1)	(1.34)	(1.38)	(1.38)	(1.38)	(2.15)
From net investment income	(1.34)	(1.38)	(1.38)	(1.38)	(1.72)
From net realized gain on investments	—	—	—	—	(0.43)
Return of capital	—	—	—	—	—
Net accretion from repurchase of common stock	0.01	0.02	—	—	—
Other (2)	—	(0.03)	—	—	0.10
Net asset value at end of period	$12.09	$13.85	$14.36	$14.14	$15.15
Per share market value, beginning of period	$11.73	$13.99	$14.21	$14.92	$16.32
Per share market value, end of period	10.53	11.73	13.99	14.21	14.92
Total return based on a market value (3)	1.5%	(6.3)%	8.2%	4.5%	2.5%
Shares outstanding at end of period	11,510,424	11,535,212	9,628,124	9,608,949	9,567,225
Ratios, net of waivers, to average net assets:
Expenses without incentive fees	9.2%	8.6%	13.3%	11.8%	8.4%
Incentive fees	1.4%	2.2%	1.5%	2.3%	2.1%
Net expenses	10.6%	10.8%	14.8%	14.1%	10.5%
Net investment income with incentive fees	11.4%	8.9%	7.8%	9.2%	8.7%
Ratios, without waivers, to average net assets:
Expenses without incentive fees(4)	9.2%	8.9%	13.5%	11.9%	8.4%
Incentive fees(4)	1.4%	2.2%	1.5%	2.3%	2.1%
Net expenses(4)	10.6%	11.1%	15.0%	14.2%	10.5%
Net investment income with incentive fees(4)	11.4%	8.7%	7.5%	9.1%	8.7%
Net assets at the end of the period	$139,192	$159,751	$138,248	$135,835	$144,972
Average net asset value	$150,612	$157,612	$137,848	$142,327	$137,741
Average debt per share	$8.91	$7.87	$10.68	$12.06	$7.42
Portfolio turnover ratio	27.1%	56.1%	46.5%	37.9%	74.0%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	During the years ended December 31, 2015, 2014 and 2013, the Advisor waived $0.3 million, $0.2 million and $0.1 million, respectively, of base management fee. During the year ended December 31, 2014, the Advisor waived $0.1 million of incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.  Selected quarterly financial data (unaudited)

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In thousands, except per share data)
Total investment income	$6,987	$7,608	$9,092	$9,297
Net investment income	$3,815	$4,375	$4,512	$4,397
Net realized and unrealized loss	$(4,404)	$(10,018)	$(4,590)	$(3,000)
Net (decrease) increase in net asset resulting from operations	$(589)	$(5,643)	$(78)	$1,397
Net investment income per share (1)	$0.33	$0.38	$0.39	$0.38
Net (decrease) increase in net assets per share (1)	$(0.05)	$(0.49)	$(0.01)	$0.12
Net asset value per share at period end (2)	$12.09	$12.44	$13.27	$13.62

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands, except per share data)
Total investment income	$8,560	$8,427	$6,857	$7,266
Net investment income	$4,104	$4,061	$2,888	$2,943
Net realized and unrealized (loss) gain	$(1,376)	$(523)	$(1,143)	$902
Net increase in net asset resulting from operations	$2,728	$3,538	$1,745	$3,845
Net investment income per share (1)	$0.35	$0.35	$0.25	$0.30
Net increase in net assets per share (1)	$0.22	$0.30	$0.15	$0.39
Net asset value per share at period end (2)	$13.85	$13.94	$13.99	$14.19

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 9B.  Other Information

None

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial statements

(1) Financial statements — Refer to Item 8 starting on page 71.

(2) Financial statement schedules — None

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

4.2	Form of Registration Rights Agreement among Compass Horizon Partners, LP, HTF-CHF Holdings LLC and the Company (Incorporated by reference to exhibit (k)(3) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.3	Form of Indenture (Incorporated by reference to Exhibit (d)(4) of the Company’s Registration Statement on Form N-2, File No. 333-178516, filed on December 15, 2011)

4.4	Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.5	First Supplemental Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(8) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.6	Form of 7.375% 2019 Notes due 2019 (included as part of Exhibit 4.5)

10.1	Amended and Restated Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 5, 2014)

10.2	Form of Custody Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.4	Form of License Agreement by and between the Company and Horizon Technology Finance, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.5	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.6	Amended and Restated Loan and Security Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Key Equipment Finance Inc,. as the arranger and the agent (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.7	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of August 12, 2015, by and among Horizon Credit II LLC, as the borrower, Alostar Bank of Commerce, as lender, and KeyBank National Association, as lender, arranger and agent (Incorporated by reference to Exhibit (k)(13) of Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form N-2, filed on August 19, 2015)

10.8	Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the buyer, Horizon Technology Finance Corporation, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and Key Equipment Finance Inc., as the agent (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.9	Agreement Regarding Loan Assignment and Related Matters, dated as of November 4, 2013, by and among Horizon Credit II LLC, Wells Fargo Capital Finance, LLC and Key Equipment Finance Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.10	Joinder Agreement, dated April 27, 2016, by and among MUFG Union Bank, N.A., as lender, KeyBank National Association as agent, Horizon Credit II, as borrower, and the Company, as servicer (Incorporated by reference to Exhibit (k)(11) to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2, File No. 333-201886, filed on June 10, 2016)

14.1*	Code of Ethics of the Company

21*	List of Subsidiaries

24	Power of Attorney (included on signature page hereto)

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K, filed on March 16, 2011)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: March 7, 2017	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board of Directors

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert D. Pomeroy, Jr., Daniel R. Trolio and Gerald A. Michaud as his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors
Robert D. Pomeroy, Jr.	and Chief Executive Officer (Principal Executive Officer)	March 7, 2017

/s/ Daniel R. Trolio	Chief Financial Officer and
Daniel R. Trolio	Treasurer (Principal Financial and Accounting Officer)	March 7, 2017

/s/ Gerald A. Michaud
Gerald A. Michaud	President and Director	March 7, 2017

/s/ James J. Bottiglieri
James J. Bottiglieri	Director	March 7, 2017

/s/ Edmund V. Mahoney
Edmund V. Mahoney	Director	March 7, 2017

/s/ Elaine A. Sarsynski
Elaine A. Sarsynski	Director	March 7, 2017

/s/ Joseph J. Savage
Joseph J. Savage	Director	March 7, 2017

