Form 10-Q
period 2017-03-31
Horizon Technology Finance Corp
filed 2017-05-02
CIK 1487428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 814-00802

HORIZON TECHNOLOGY FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	27-2114934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 Farmington Avenue
Farmington, CT	06032
(Address of principal executive offices)	(Zip Code)

(860) 676-8654
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 2, 2017 was 11,516,691.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016

Assets
Non-affiliate investments at fair value (cost of $188,446 and $211,627, respectively) (Note 4)	$180,114	$194,003
Cash	43,644	37,135
Interest receivable	4,586	6,036
Other assets	1,613	2,078
Total assets	229,957	$239,252

Liabilities
Borrowings (Note 6)	$85,644	$95,597
Distributions payable	3,455	3,453
Base management fee payable (Note 3)	312	337
Incentive fee payable (Note 3)	430	—
Other accrued expenses	677	673
Total liabilities	90,518	100,060

Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,676,723 and 11,671,966 shares issued and 11,515,181 and 11,510,424 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	12	12
Paid-in capital in excess of par	179,600	179,551
Distributions in excess of net investment income	(485)	(397)
Net unrealized depreciation on investments	(8,332)	(19,463)
Net realized loss on investments	(31,356)	(20,511)
Total net assets	139,439	139,192
Total liabilities and net assets	$229,957	$239,252
Net asset value per common share	$12.11	$12.09

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2017	2016
Investment income
Interest income on non-affiliate investments	$6,279	$9,003
Prepayment fee income on non-affiliate investments	460	167
Fee income on non-affiliate investments	223	127
Total investment income	6,962	9,297
Expenses
Interest expense	1,316	1,534
Base management fee (Note 3)	974	1,284
Performance based incentive fee (Note 3)	430	1,099
Administrative fee (Note 3)	194	281
Professional fees	506	501
General and administrative	175	201
Total expenses	3,595	4,900
Net investment income	3,367	4,397

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(10,845)	(1,986)
Net unrealized appreciation (depreciation) on investments	11,131	(1,014)
Net realized and unrealized gain (loss) on investments	286	(3,000)

Net increase in net assets resulting from operations	$3,653	$1,397
Net investment income per common share	$0.29	$0.38
Net increase in net assets per common share	$0.32	$0.12
Distributions declared per share	$0.30	$0.345
Weighted average shares outstanding	11,512,853	11,538,003

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributions in Excess of Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2015	11,535,212	$12	$179,707	$(2,006)	$(5,227)	$(12,735)	$159,751
Net increase in net assets resulting from operations, net of excise tax	—	—	—	4,397	(1,014)	(1,986)	1,397
Issuance of common stock under dividend reinvestment plan	5,378	—	54	—	—	—	54
Distributions declared	—	—	—	(3,982)	—	—	(3,982)
Balance at March 31, 2016	11,540,590	$12	$179,761	$(1,591)	$(6,241)	$(14,721)	$157,220

Balance at December 31, 2016	11,510,424	$12	$179,551	$(397)	$(19,463)	$(20,511)	$139,192
Net increase in net assets resulting from operations, net of excise tax	—	—	—	3,367	11,131	(10,845)	3,653
Issuance of common stock under dividend reinvestment plan	4,757	—	49	—	—	—	49
Distributions declared	—	—	—	(3,455)	—	—	(3,455)
Balance at March 31, 2017	11,515,181	$12	$179,600	$(485)	$(8,332)	$(31,356)	$139,439

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,653	$1,397
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	127	153
Net realized loss on investments	10,845	1,986
Net unrealized (appreciation) depreciation on investments	(11,131)	1,014
Purchase of investments	(25,916)	(16,500)
Principal payments received on investments	39,511	18,033
Proceeds from sale of investments	1,226	836
Changes in assets and liabilities:
Net increase in investments in money market funds	—	(6)
Net decrease in restricted investments in money market funds	—	439
Decrease (increase) in interest receivable	112	(243)
Decrease (increase) in end-of-term payments	927	(1,075)
Decrease in unearned income	(235)	(118)
Decrease in other assets	385	89
Increase in other accrued expenses	4	160
(Decrease) increase in base management fee payable	(25)	40
Increase in incentive fee payable	430	71
Net cash provided by operating activities	19,913	6,276
Cash flows from financing activities:
Repayment of Asset-Backed Notes	—	(5,850)
Advances on credit facility	15,000	—
Repayment of credit facility	(25,000)	—
Distributions paid	(3,404)	(3,928)
Net cash used in financing activities	(13,404)	(9,778)
Net increase (decrease) in cash	6,509	(3,502)
Cash:
Beginning of period	37,135	20,765
End of period	$43,644	$17,263
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,257	$1,350
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$877	$81
Distributions payable	$3,455	$3,982
End-of-term payments receivable	$3,736	$6,143

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — 119.1% (8)
Debt Investments — Life Science — 27.5% (8)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.31% cash (Libor + 8.50%; Floor	$3,500	$3,465	$3,465
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.31% cash (Libor + 8.50%; Floor	4,667	4,627	4,627
		9.00%), 5.00% ETP, Due 8/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.81% cash (Libor + 9.00%; Floor	778	775	775
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.81% cash (Libor + 9.00%; Floor	472	470	470
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.81% cash (Libor + 9.00%; Floor	1,667	1,658	1,658
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Strongbridge U.S. Inc. (5)	Biotechnology	Term Loan (9.01% cash (Libor + 8.22%; Floor	7,500	7,358	7,358
		8.75%), 8.00% ETP, Due 12/1/20)
vTv Therapeutics Inc. (2)(5)	Biotechnology	Term Loan (10.81% cash (Libor + 10.00%; Floor	6,250	6,154	6,154
		10.50%), 6.00% ETP, Due 5/1/20)
		Term Loan (10.98% cash (Libor + 10.00%; Floor	3,750	3,687	3,687
		10.50%), 6.00% ETP, Due 10/1/20)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.50% cash (Libor + 10.50%; Floor	2,479	2,459	2,345
		11.50%), 5.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.45% cash (Libor + 11.82%; Floor	959	953	953
		12.00%), 6.00% ETP, Due 12/1/17)
		Term Loan (12.45% cash (Libor + 11.82%; Floor	959	953	953
		12.00%), 6.00% ETP, Due 12/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.56% cash (Libor + 8.75%; Floor	4,000	3,966	3,966
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (9.56% cash (Libor + 8.75%; Floor	2,000	1,978	1,978
		9.25%), 4.50% ETP, Due 3/1/19)
Total Debt Investments — Life Science				38,503	38,389
Debt Investments — Technology — 81.5% (8)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.29% cash (Libor + 10.50%; Floor	467	460	460
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 11/1/17)
		Term Loan (11.29% cash (Libor + 10.50%; Floor	333	326	326
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 2/1/18)
		Term Loan (11.29% cash (Libor + 10.50%; Floor	400	394	394
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 4/1/18)
Le Tote, Inc. (2)	Consumer-related Technologies	Term Loan (10.46% cash (Libor + 9.65%; Floor	4,000	3,946	3,946
		10.15%), 5.00% ETP, Due 3/1/20)
		Term Loan (10.46% cash (Libor + 9.65%; Floor	3,000	2,959	2,959
		10.15%), 5.00% ETP, Due 3/1/20)
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.31% cash (Libor + 10.50%; Floor	7,500	7,351	7,351
		11.00%), 3.00% ETP, Due 10/1/19)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (11.21% cash (Libor + 10.40%; Floor	2,600	2,564	2,564
		10.90%), 3.00% ETP, Due 6/1/19)
		Term Loan (11.21% cash (Libor + 10.40%; Floor	2,000	1,968	1,968
		10.90%), 3.00% ETP, Due 3/1/20)
IgnitionOne, Inc. (2)	Internet and Media	Term Loan (11.21% cash (Libor + 10.23%; Floor	3,000	2,802	2,802
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.21% cash (Libor + 10.23%; Floor	3,000	2,802	2,802
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.21% cash (Libor + 10.23%; Floor	3,000	2,802	2,802
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.21% cash (Libor + 10.23%; Floor	3,000	2,802	2,802
		10.23%), 2.00% ETP, Due 4/1/22)
Jump Ramp Games, Inc. (2)	Internet and Media	Term Loan (10.71% cash (Libor + 9.73%),	4,000	3,928	3,928
		3.00% ETP, Due 4/1/20)
MediaBrix, Inc. (2)	Internet and Media	Term Loan (11.81% cash (Libor + 11.00%; Floor	4,000	3,969	3,969
		11.50%), 3.00% ETP, Due 1/1/20)
Zinio Holdings, LLC (2)	Internet and Media	Term Loan (12.06% cash (Libor + 11.25%; Floor	4,000	3,970	3,970
		11.75%), 4.00% ETP, Due 2/1/20)
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.31% cash (Libor + 9.50%; Floor	5,000	4,946	4,946
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.31% cash (Libor + 9.50%; Floor	2,500	2,473	2,473
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.31% cash (Libor + 9.50%; Floor	2,500	2,467	2,467
		10.00%), 5.00% ETP, Due 1/1/20)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	272	271	271
		Term Loan (11.81% cash (Libor + 11.00%; Floor	3,000	2,944	2,944
		11.50%), 3.00% ETP, Due 4/1/20)
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (11.51% cash (Libor + 10.70%; Floor	2,000	1,973	1,973
		11.20%), 3.00% ETP, Due 3/1/19)
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.06% cash (Libor + 9.25%; Floor 10.00%;	104	104	104
		Ceiling 11.75%), 2.40% ETP, Due 4/1/17)
		Term Loan (10.06% cash (Libor + 9.25%; Floor 10.00%;	1,153	1,150	1,150
		Ceiling 11.75%), 2.40% ETP, Due 10/1/18)
		Term Loan (10.06% cash (Libor + 9.25%; Floor 10.00%;	1,369	1,342	1,342
		Ceiling 11.75%), 2.00% ETP, Due 2/1/19)
Luxtera, Inc.	Semiconductors	Term Loan (10.75% cash (Prime + 6.75%), Due 3/28/20)	2,000	1,869	1,869
Bridge2 Solutions, Inc. (2)	Software	Term Loan (11.81% cash (Libor + 11.00%; Floor	3,733	3,712	3,712
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 7/1/19)
		Term Loan (11.81% cash (Libor + 11.00%; Floor	1,000	997	997
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 1/1/20)
ControlScan, Inc. (2)	Software	Term Loan (11.06% cash (Libor + 10.25%),	4,500	4,452	4,452
		3.00% ETP, Due 7/1/20)
Decisyon, Inc.	Software	Term Loan (13.118% cash (Libor + 12.308%; Floor	1,523	1,521	1,180
		12.50%), 6.50% ETP, Due 6/1/18)
		Term Loan (13.118% cash (Libor + 12.308%; Floor	833	735	569
		12.50%), 6.50% ETP, Due 6/1/18)
Digital Signal Corporation (11)(13)	Software	Term Loan (11.06% cash (Libor + 10.25%; Floor	1,285	1,251	919
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (11.06% cash (Libor + 10.25%; Floor	1,285	1,251	919
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash, Due 6/30/17)	221	221	162
Education Elements, Inc. (2)	Software	Term Loan (10.81% cash (Libor + 10.00%; Floor	1,400	1,381	1,381
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (10.81% cash (Libor + 10.00%; Floor	1,400	1,381	1,381
		10.50%), 4.00% ETP, Due 8/1/19)
Netuitive, Inc.	Software	Term Loan (13.06% cash (Libor + 12.25%; Floor	265	265	265
		12.50%), 3.33% ETP, Due 9/1/17)
ScoreBig, Inc. (2)(11)(12)	Software	Term Loan (10.63% cash (Libor + 10.00%; Floor	3,403	3,332	1,526
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	3,403	3,360	1,539
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	2,000	1,950	894
		10.50%), 4.00% ETP, Due 3/1/20)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	203	203	93
		10.50%), 4.00% ETP, Due 10/31/16)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	324	324	148
		10.50%), 4.00% ETP, Due 11/11/19)
ShopKeep.com, Inc. (2)	Software	Term Loan (10.76% cash (Libor + 9.95%; Floor	6,000	5,898	5,898
		10.45%), 3.00% ETP, Due 4/1/20)
		Term Loan (10.76% cash (Libor + 9.95%; Floor	4,000	3,923	3,923
		10.45%), 3.00% ETP, Due 9/1/20)
SIGNiX, Inc.	Software	Term Loan (11.81% cash (Libor + 11.00%; Floor	2,200	2,060	1,974
		11.50%), ETP 3.5%, Due 4/1/19)
SilkRoad Technology, Inc. (2)	Software	Term Loan (11.16% cash (Libor + 10.35%; Floor	7,000	6,888	6,888
		10.85%; Ceiling 12.85%), 4.00% ETP, Due 12/1/19)
Skyword, Inc.	Software	Term Loan (11.76% cash (Libor + 10.95%; Floor	3,867	3,817	3,817
		11.45%), 3.00% ETP, Due 8/1/19)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.96% cash (Libor + 11.15%; Floor	2,400	2,387	2,387
		11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)
		Term Loan (11.96% cash (Libor + 11.15%; Floor	2,333	2,318	2,318
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (11.81% cash (Libor + 11.00%; Floor	400	398	398
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
xTech Holdings, Inc. (2)	Software	Term Loan (11.31% cash (Libor + 10.50%; Floor	1,333	1,315	1,315
		11.00%), 3.00% ETP, Due 4/1/19)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (11.31% cash (Libor + 10.50%; Floor	1,944	1,917	1,917
		11.00%), 3.00% ETP, Due 3/1/20)
Total Debt Investments — Technology				119,839	113,554
Debt Investments — Cleantech — 4.3% (8)
Lehigh Technologies, Inc. (2)	Waste Recycling	Term Loan (10.53% cash (Libor + 9.72%), 1.67% ETP,	3,000	2,983	2,983
		Due 8/1/19)
		Term Loan (10.53% cash (Libor + 9.72%), 1.67% ETP,	3,000	2,983	2,983
		Due 8/1/19)
Total Debt Investments — Cleantech				5,966	5,966
Debt Investments — Healthcare information and services — 5.8% (8)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (11.31% cash (Libor + 10.50%;	3,649	3,526	3,469
		Floor 11.00%), 6.50% ETP, Due 10/1/18)
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.31% cash (Libor + 9.50%; Floor 10.00%;	1,896	1,893	1,893
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.31% cash (Libor + 9.50%; Floor 10.00%;	1,896	1,893	1,893
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.31% cash (Libor + 9.50%; Floor 10.00%;	903	902	902
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
Total Debt Investments — Healthcare information and services				8,214	8,157
Total Debt Investments				172,522	166,066

Warrant Investments — 5.1% (8)
Warrants — Life Science — 0.7% (8)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants		83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	73,112 Common Stock Warrants		33	—
Celsion Corporation (5)	Biotechnology	5,708 Common Stock Warrants		15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	28,204 Common Stock Warrants		17	—
Nivalis Therapeutics, Inc. (5)	Biotechnology	18,534 Common Stock Warrants		122	—
Ocera Therapeutics, Inc. (2)(5)	Biotechnology	6,491 Common Stock Warrants		6	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants		51	—
Revance Therapeutics, Inc. (5)	Biotechnology	34,113 Common Stock Warrants		68	239
Sample6, Inc. (2)	Biotechnology	494,988 Preferred Stock Warrants		45	16
Strongbridge U.S. Inc. (5)	Biotechnology	160,714 Common Stock Warrants		72	400
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)	Biotechnology	93,896 Common Stock Warrants		44	108
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants		24	27
EnteroMedics, Inc. (5)	Medical Device	134 Common Stock Warrants		347	—
IntegenX, Inc. (2)	Medical Device	170,646 Preferred Stock Warrants		35	32
Lantos Technologies, Inc. (2)	Medical Device	66,665,256 Preferred Stock Warrants		38	41
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants		26	39
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants		52	44
NinePoint Medical, Inc. (2)	Medical Device	566,038 Preferred Stock Warrants		33	39
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants		78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants		15	12
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants		13	—
Total Warrants — Life Science				1,222	997
Warrants — Technology — 3.8% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants		32	23
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants		32	31
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	698
If(we), Inc.	Consumer-related Technologies	190,868 Preferred Stock Warrants		27	33
Le Tote, Inc. (2)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	358
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants		164	55
SavingStar, Inc. (2)	Consumer-related Technologies	98,860 Preferred Stock Warrants		60	71
XIOtech, Inc.	Data Storage	96 Preferred Stock Warrants		22	—
IgnitionOne, Inc. (2)	Internet and Media	262,910 Preferred Stock Warrants		672	672
Jump Ramp Games, Inc. (2)	Internet and Media	159,766 Preferred Stock Warrants		32	32
The NanoSteel Company, Inc. (2)	Materials	299,211 Preferred Stock Warrants		93	349
IntelePeer, Inc.	Networking	141,549 Common Stock Warrants		39	—
Nanocomp Technologies, Inc. (2)	Networking	1,414,921 Preferred Stock Warrants		67	47
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants		28	26
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants		101	40
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants		25	28

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
InVisage Technologies, Inc. (2)	Semiconductors	395,009 Preferred Stock Warrants	48	45
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	59	45
Luxtera, Inc.(2)	Semiconductors	3,212,948 Preferred Stock Warrants	160	305
Soraa, Inc. (2)	Semiconductors	203,616 Preferred Stock Warrants	80	432
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants	112	118
Bridge2 Solutions, Inc. (2)	Software	75,458 Common Stock Warrants	18	341
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	14	81
ControlScan, Inc. (2)	Software	2,295,918 Preferred Stock Warrants	19	288
Decisyon, Inc.	Software	82,967 Common Stock Warrants	46	—
Digital Signal Corporation	Software	125,116 Common Stock Warrants	32	—
Education Elements, Inc. (2)	Software	238,122 Preferred Stock Warrants	28	28
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	22	276
Netuitive, Inc.	Software	41,569 Common Stock Warrants	48	—
Riv Data Corp. (2)	Software	237,361 Preferred Stock Warrants	12	12
ShopKeep.com, Inc. (2)	Software	165,779 Preferred Stock Warrants	98	118
SIGNiX, Inc.	Software	114,767 Preferred Stock Warrants	210	86
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	56
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	131
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	242	406
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	—
xTech Holdings, Inc. (2)	Software	158,730 Preferred Stock Warrants	43	41
Total Warrants — Technology			2,938	5,272
Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	68	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	47
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	100	115
Total Warrants — Cleantech			212	162
Warrants — Healthcare information and services — 0.5% (8)
Candescent Health, Inc. (2)	Diagnostics	519,991 Preferred Stock Warrants	378	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	7,662,100 Common Stock Warrants	168	143
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	2
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants	54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants	44	51
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	42
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	74	59
Medsphere Systems Corporation (2)	Software	7,097,791 Preferred Stock Warrants	60	205
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	205
Total Warrants — Healthcare information and services			1,002	707
Total Warrants			5,374	7,138

Other Investments — 4.2% (8)
Espero Pharmaceuticals, Inc. (14)	Biotechnology	Royalty Agreement	5,300	5,300
ZetrOZ, Inc.	Medical Device	Royalty Agreement	354	500
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,308	100
Total Other Investments			9,962	5,900
Equity — 0.7% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	238	581
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock	73	107
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock	83	54
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock	9	83
Decisyon, Inc.	Software	4,200,934 Common Stock	185	185
Total Equity			588	1,010
Total Portfolio Investment Assets — 129.1% (8)			$188,446	$180,114

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

(Dollars in thousands)

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of March 31, 2017 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), as of March 31, 2017. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment is on non-accrual status at March 31, 2017.

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

(14)	Royalty Agreement received in partial satisfaction of obligations of New Haven Pharmaceuticals, Inc. (“NHP”) to the Company in connection with the sale of substantially all of the assets of NHP to Espero Pharmaceuticals, Inc.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2016

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — 133.8% (8)
Debt Investments — Life Science — 38.5% (8)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.38% cash (Libor + 8.75%; Floor 9.25%;	$4,375	$4,339	$4,339
		Ceiling 10.75%), 5.00% ETP, Due 10/1/18)
		Term Loan (9.38% cash (Libor + 8.75%; Floor 9.25%;	5,000	4,969	4,969
		Ceiling 10.75%), 5.00% ETP, Due 3/1/19)
New Haven Pharmaceuticals, Inc. (11)	Biotechnology	Term Loan (11.63% cash (Libor + 11.00%; Floor	1,282	1,274	651
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (11.63% cash (Libor + 11.00%; Floor	427	424	217
		11.50%), 11.42% ETP, Due 3/1/19)
		Term Loan (10.63% cash (Libor + 10.00%; Floor	1,973	1,960	1,002
		10.50%), 6.10% ETP, Due 3/1/19)
		Term Loan (10.13% cash (Libor + 9.50%; Floor	6,185	6,118	3,127
		10.00%), 4.00% ETP, Due 4/1/19)
		Term Loan (10.13% cash (Libor + 9.50%; Floor	593	593	303
		10.00%), Due 1/31/17)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.13% cash (Libor + 8.50%; Floor	4,000	3,960	3,960
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.13% cash (Libor + 8.50%; Floor	5,000	4,955	4,955
		9.00%), 5.00% ETP, Due 8/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (9.63% cash (Libor + 9.00%; Floor	972	969	969
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.63% cash (Libor + 9.00%; Floor	591	588	588
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
		Term Loan (9.63% cash (Libor + 9.00%; Floor	2,083	2,073	2,073
		9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)
Strongbridge U.S. Inc. (5)	Biotechnology	Term Loan (8.84% cash (Libor + 8.22%; Floor	7,500	7,353	7,353
		8.75%), 8.00% ETP, Due 12/1/20)
vTv Therapeutics Inc. (2)(5)	Biotechnology	Term Loan (10.63% cash (Libor + 10.00%; Floor	6,250	6,106	6,106
		10.50%), 6.00% ETP, Due 5/1/20)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.50% cash (Libor + 10.50%; Floor	2,479	2,455	2,320
		11.50%), 5.00% ETP, Due 2/1/18)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.27% cash (Libor + 11.82%; Floor	1,352	1,344	1,344
		12.00%), 4.00% ETP, Due 7/1/17)
		Term Loan (12.27% cash (Libor + 11.82%; Floor	1,352	1,344	1,344
		12.00%), 4.00% ETP, Due 7/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.38% cash (Libor + 8.75%; Floor	4,500	4,461	4,461
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (9.38% cash (Libor + 8.75%; Floor	2,250	2,225	2,225
		9.25%), 4.50% ETP, Due 3/1/19)
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.66% cash (Prime + 7.16%), 2.50% ETP,	1,313	1,309	1,309
		Due 3/1/17)
Total Debt Investments — Life Science				58,819	53,615
Debt Investments — Technology — 75.4% (8)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	57	57	57
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	19	19	19
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.13% cash (Libor + 10.50%; Floor	667	657	657
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 11/1/17)
		Term Loan (11.13% cash (Libor + 10.50%; Floor	433	424	424
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 2/1/18)
		Term Loan (11.13% cash (Libor + 10.50%; Floor	500	492	492
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 4/1/18)
Le Tote, Inc. (2)	Consumer-related Technologies	Term Loan (10.28% cash (Libor + 9.65%; Floor	4,000	3,942	3,942
		10.15%), 5.00% ETP, Due 3/1/20)
		Term Loan (10.28% cash (Libor + 9.65%; Floor	3,000	2,955	2,955
		10.15%), 5.00% ETP, Due 3/1/20)
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.13% cash (Libor + 10.50%; Floor	7,500	7,336	7,336
		11.00%), 3.00% ETP, Due 10/1/19)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (11.03% cash (Libor + 10.40%; Floor	2,900	2,860	2,860
		10.90%), 3.00% ETP, Due 6/1/19)
		Term Loan (11.03% cash (Libor + 10.40%; Floor	2,000	1,965	1,965
		10.90%), 3.00% ETP, Due 3/1/20)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2016

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

December 31, 2016

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

December 31, 2016

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2016

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	56
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	131
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	242	389
Vidsys, Inc.	Software	85,399 Preferred Stock Warrants	23	12
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	—
xTech Holdings, Inc. (2)	Software	158,730 Preferred Stock Warrants	43	52
Total Warrants — Technology			2,406	4,590
Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	68	—
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	25	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	25
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	100	115
Lehigh Technologies, Inc. (2)	Waste Recycling	272,727 Preferred Stock Warrants	33	39
Total Warrants — Cleantech			270	179
Warrants — Healthcare information and services — 0.7% (8)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	107	180
Candescent Health, Inc. (2)	Diagnostics	519,991 Preferred Stock Warrants	378	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	7,662,100 Common Stock Warrants	168	142
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	2
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants	54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants	44	51
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	42
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	74	76
MedAvante, Inc. (2)	Software	114,285 Preferred Stock Warrants	66	79
Medsphere Systems Corporation (2)	Software	7,097,791 Preferred Stock Warrants	60	205
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	204
Total Warrants — Healthcare information and services			1,175	981
Total Warrants			5,140	6,362

Other Investments — 0.4% (8)
ZetrOZ, Inc.	Medical Device	Royalty Agreement	365	500
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,318	100
Total Other Investments			4,683	600
Equity — 0.6% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	238	439
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	73	101
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock	83	47
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock	9	83
Decisyon, Inc.	Software	4,200,934 Common Stock	185	185
Total Equity			588	855
Total Portfolio Investment Assets — 139.4% (8)			$211,627	$194,003

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. All debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. Debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2016 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2016

(Dollars in thousands)

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act as of December 31, 2016. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(12)

ScoreBig made an assignment for the benefit of its creditors whereby ScoreBig assigned all of its assets to SBABC, established under California law to effectuate the Assignment for the Benefit of Creditors of ScoreBig. SBABC subsequently entered into a License Agreement with a Licensee, whereby SBABC granted a license of certain of SBABC’s intellectual property and general intangibles to Licensee in exchange for certain royalty payments on the future net profits, if any, of Licensee. SBABC, in consideration for the Company’s consent to the License Agreement, agreed to pay all payments due under the License Agreement, if any, to the Company until the payment in full in cash of the Company’s debt investments in ScoreBig.

(13)	DSC made an assignment for the benefit of its creditors whereby DSC assigned all of its assets to DSC (assignment for the benefit of creditors), LLC, a Delaware limited liability company, established under Delaware law to effectuate the Assignment for the Benefit of Creditors of DSC.

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

The Company formed Horizon Funding 2013-1 LLC (“2013-1 LLC”) as a Delaware limited liability company on June 7, 2013 and Horizon Funding Trust 2013-1 (“2013-1 Trust” and, together with the 2013-1 LLC, the “2013-1 Entities”) as a Delaware trust on June 18, 2013. The 2013-1 Entities were special purpose bankruptcy remote entities and were separate legal entities from the Company. The Company formed the 2013-1 Entities for purposes of securitizing $189.3 million of secured loans (the “2013-1 Securitization”) and issuing fixed-rate asset-backed notes in an aggregate principal amount of $90 million (the “Asset-Backed Notes”). The 2013-1 Entities were dissolved as of September 30, 2016.

The Company has also established an additional wholly owned subsidiary, which is structured as a Delaware limited liability company, to hold the assets of a portfolio company acquired in connection with foreclosure or bankruptcy, which is a separate legal entity from the Company.

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments the Company makes and capital appreciation from the warrants the Company receives when making such debt investments. The Company has entered into an investment management agreement, (the “Investment Management Agreement”) with Horizon Technology Finance Management LLC (the “Advisor”) under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.

Note 2.  Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2017, there were two debt investments on non-accrual status with a cost of $11.9 million and a fair value of $6.2 million. As of December 31, 2016, there were four investments on non-accrual status with a cost of $26.2 million and a fair value of $11.5 million. For the three months ended March 31, 2017 and 2016, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended March 31, 2017 and 2016 was 7.5% and 20.5%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of March 31, 2017 and December 31, 2016 was $1.4 million and $1.6 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2017 and December 31, 2016 were $4.6 million and $4.4 million, respectively. The amortization expense for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.2 million, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Topic 946, Financial Services—Investment Companies, of the Financial Accounting Standards Board’s, Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2016, the Company reclassified $0.1 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes refunded in 2016.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2017 and 2016, there was no U.S. federal excise tax accrual recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2017 and December 31, 2016. The Company’s income tax returns for the 2015, 2014 and 2013 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stock Repurchase Program

On April 27, 2017, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2018 or the repurchase of $5.0 million of the Company’s common stock. During the three months ended March 31, 2017 and 2016, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through March 31, 2017, the Company repurchased 161,542 shares of its common stock at an average price of $11.27 on the open market at a total cost of $1.8 million.

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

The base management fee payable at March 31, 2017 and December 31, 2016 was $0.3 million. The base management fee expense was $1.0 million and $1.3 million, respectively, for the three months ended March 31, 2017 and 2016.

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

The performance based incentive fee expense was $0.4 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended March 31, 2017, which resulted in $0.3 million of reduced expense and additional net investment income. The performance based incentive fee payable as of March 31, 2017 was $0.4 million. The entire incentive fee payable as of March 31, 2017 represented part one of the incentive fee. There was no performance based incentive fee payable as of December 31, 2016.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Note 4.  Investments

The following table shows the Company’s investments as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Non-affiliate investments
Debt	$172,522	$166,066	$201,216	$186,186
Warrants	5,374	7,138	5,140	6,362
Other	9,962	5,900	4,683	600
Equity	588	1,010	588	855
Total non-affiliate investments	$188,446	$180,114	$211,627	$194,003

The following table shows the Company’s non-affiliate investments by industry sector as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$34,449	$34,999	$46,703	$41,578
Medical Device	11,324	10,929	14,164	13,736
Technology
Communications	32	23	108	99
Consumer-Related	20,391	21,297	21,055	22,121
Data Storage	4,330	100	4,340	100
Internet and Media	23,779	23,779	7,933	7,933
Materials	9,979	10,235	9,966	10,222
Networking	3,321	3,262	3,412	3,409
Power Management	2,001	1,999	2,255	2,318
Semiconductors	4,938	5,360	12,076	8,311
Software	58,508	53,139	60,516	55,362
Cleantech
Alternative Energy	68	—	93	—
Energy Efficiency	144	162	2,086	2,082
Waste Recycling	5,966	5,966	5,997	6,003
Healthcare Information and Services
Diagnostics	4,155	3,614	4,817	4,405
Other	4,906	4,840	5,988	5,939
Software	155	410	10,118	10,385
Total non-affiliate investments	$188,446	$180,114	$211,627	$194,003

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

The Company’s fair value measurements are classified into a fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurement, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:

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

Investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms which are engaged at the direction of the Board to assist in the valuation of each portfolio investment lacking a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with at least 25% (based on fair value) of the Company’s valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm.

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

Debt investments:  For variable rate debt investments which re-price frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values. The fair value of fixed rate debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At March 31, 2017 and December 31, 2016, the hypothetical market yields used ranged from 11% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Other investments: Other investments are valued based on the facts and circumstances of the underlying contractual agreement. The Company currently values these contractual agreements using a multiple probability weighted cash flow model as the contractual future cash flows contain elements of variability. Significant changes in the estimated cash flows and probability weightings would result in a significantly higher or lower fair value measurement. The Company has categorized these other investments as Level 3 within the fair value hierarchy described above. These other investments are recorded at fair value on a recurring basis.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of March 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2017:

March 31, 2017
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$159,866	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

	6,200	Liquidation Scenario	Probability Weighting	10% – 50%	33%

Warrant investments	5,929	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility	$0.00 – $63.98 21%	$4.03 21%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	321	Expected Settlement	Price Per Share	$0.13 – $0.18	$0.13

Other investments	5,900	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	18% – 25% 25% – 100%	19% 40%

Equity investments	268	Last Equity Financing	Price Per Share	$0.04 – $1.00	$0.34
Total Level 3 investments	$178,484

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2016:

December 31, 2016
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$174,686	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

	11,500	Liquidation Scenario	Probability Weighting	25% – 100%	40%

Warrant investments	5,677	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility Volatility	$0.00 – $63.98 21%	$4.02 21%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	180	Expected Settlement	Price Per Share	$1.78	$1.78

Other investments	600	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 25% – 100%	25% 43%

Equity investments	268	Last Equity Financing	Price Per Share	$0.04 – $1.00	$0.34
Total Level 3 investments	$192,911

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. On March 31, 2017, the closing price of the 2019 Notes on the New York Stock Exchange was $25.47 per note, or $33.6 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$166,066	$—	$—	$166,066
Warrant investments	$7,138	$—	$888	$6,250
Other investments	$5,900	$—	$—	$5,900
Equity investments	$1,010	$742	$—	$268

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$186,186	$—	$—	$186,186
Warrant investments	$6,362	$—	$505	$5,857
Other investments	$600	$—	$—	$600
Equity investments	$855	$587	$—	$268

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$186,186	$5,857	$268	$600	$192,911
Purchase of investments	25,916	—	—	—	25,916
Warrants and equity received and classified as Level 3	—	856	—	—	856
Principal payments received on investments	(39,490)	—	—	(21)	(39,511)
Proceeds from sale of investments	—	(1,215)	—	—	(1,215)
Net realized (loss) gain on investments	(11,019)	780	—	—	(10,239)
Unrealized appreciation (depreciation) included in earnings	10,414	(28)	—	21	10,407
Transfer from debt to other investments	(5,300)	—	—	5,300	—
Other	(641)	—	—	—	(641)
Level 3 assets, end of period	$166,066	$6,250	$268	$5,900	$178,484

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended March 31, 2017, there were no transfers between levels.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2017 includes $0.5 million in unrealized depreciation on debt and other investments, $0.1 million in unrealized depreciation on warrant investments and $0.1 million in unrealized appreciation on equity investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$242,167	$5,793	$316	$300	$248,576
Purchase of investments	16,500	—	—	—	16,500
Warrants and equity received and classified as Level 3	—	81	45	—	126
Principal payments received on investments	(18,060)	—	—	(23)	(18,083)
Proceeds from sale of investments	—	(709)	(127)	—	(836)
Net realized (loss) gain on investments	(2,157)	608	(369)	—	(1,918)
Unrealized appreciation (depreciation) included in earnings	366	(876)	364	40	(106)
Transfer from debt to other investments	(383)	—	—	383	—
Other	(7)	—	—	—	(7)
Level 3 assets, end of period	$238,426	$4,897	$229	$700	$244,252

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

The fair value amounts for 2017 and 2016 have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

As of March 31, 2017 and December 31, 2016, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Note 6.  Borrowings

The following table shows the Company’s borrowings as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$95,000	$53,000	$42,000	$95,000	$63,000	$32,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	128,000	86,000	42,000	128,000	96,000	32,000
Unamortized debt issuance costs attributable to term borrowings	—	(356)	—	—	(403)	—
Total borrowings outstanding, net	$128,000	$85,644	$42,000	$128,000	$95,597	$32,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of March 31, 2017, the asset coverage for borrowed amounts was 262%.

The Company entered into the Key Facility with Key effective November 4, 2013. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $95 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on August 12, 2020. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 0.98% and 0.77% on March 31, 2017 and December 31, 2016, respectively. The average interest rate for the three months ended March 31, 2017 and 2016 was 4.03% and 4.00%, respectively. As of March 31, 2017 and December 31, 2016, the Company had borrowing capacity of $42.0 million and $32.0 million, respectively. At March 31, 2017 and December 31, 2016, $6.2 million and $4.6 million, respectively, was available, subject to existing terms and advance rates.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2017, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

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

The balance of unfunded commitments to extend credit was $11.5 million and $20.8 million as of March 31, 2017 and December 31, 2016, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2017:

	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Luxtera, Inc.	$1,500	$—
Strongbridge U.S. Inc.	7,500	61
vTv Therapeutics Inc.	2,500	25
Total	$11,500	$86

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2017 which totaled $0.1 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 29% and 24% of total debt investments outstanding as of March 31, 2017 and December 31, 2016, respectively. No single debt investment represented more than 10% of the total debt investments as of March 31, 2017 and December 31, 2016. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 14% and 20%, respectively, of total interest and fee income on investments for the three months ended March 31, 2017 and 2016.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2017 and for the years ended December 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Three Months Ended March 31, 2017
3/3/17	5/19/17	6/15/17	$0.10	$—	—	$—
3/3/17	4/21/17	5/16/17	0.10	—	—	—
3/3/17	3/20/17	4/18/17	0.10	1,134	1,510	18
			$0.30	$1,134	1,510	$18
Year Ended December 31, 2016
10/28/16	2/22/17	3/15/17	$0.10	$1,134	1,665	$16
10/28/16	1/19/17	2/15/17	0.10	1,133	1,542	17
10/28/16	12/20/16	1/13/17	0.10	1,137	1,550	16
7/29/16	11/18/16	12/15/16	0.115	1,308	1,712	19
7/29/16	10/20/16	11/15/16	0.115	1,308	1,896	21
7/29/16	9/20/16	10/17/16	0.115	1,305	1,716	22
4/28/16	8/19/16	9/15/16	0.115	1,307	1,535	21
4/28/16	7/20/16	8/15/16	0.115	1,302	1,842	25
4/28/16	6/20/16	7/15/16	0.115	1,305	1,734	23
3/3/16	5/19/16	6/15/16	0.115	1,305	1,898	23
3/3/16	4/20/16	5/16/16	0.115	1,283	3,821	44
3/3/16	3/18/16	4/15/16	0.115	1,306	1,840	21
			$1.335	$15,133	22,751	$268
Year Ended December 31, 2015
10/30/15	2/22/16	3/15/16	$0.115	$1,309	1,606	$18
10/30/15	1/21/16	2/17/16	0.115	1,308	1,931	18
10/30/15	12/18/15	1/15/16	0.115	1,311	1,841	18
7/29/15	11/19/15	12/15/15	0.115	1,317	1,687	20
7/29/15	10/20/15	11/16/15	0.115	1,317	1,967	22
7/29/15	9/18/15	10/15/15	0.115	1,315	2,418	24
5/1/15	8/19/15	9/15/15	0.115	1,312	2,577	26
5/1/15	7/20/15	8/14/15	0.115	1,312	2,420	27
5/1/15	6/18/15	7/15/15	0.115	1,312	2,045	26
3/6/15	5/20/15	6/15/15	0.115	1,311	2,036	28
3/6/15	4/20/15	5/15/15	0.115	1,311	1,950	28
3/6/15	3/20/15	4/15/15	0.115	1,095	877	12
			$1.380	$15,530	23,355	$267

On April 27, 2017, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
August 16, 2017	August 18, 2017	September 15, 2017	$0.10
July 18, 2017	July 20, 2017	August 15, 2017	$0.10
June 16, 2017	June 20, 2017	July 14, 2017	$0.10

After paying distributions of $0.30 per share and earning $0.29 per share for the quarter, the Company’s undistributed spillover income as of March 31, 2017 was $0.14 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Financial highlights

The following table shows financial highlights for the Company:

	Three Months Ended March 31,
	2017		2016
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$12.09		$13.85
Net investment income	0.29		0.38
Realized loss on investments	(0.94)		(0.17)
Unrealized appreciation (depreciation) on investments	0.97		(0.09)
Net increase in net assets resulting from operations	0.32		0.12
Distributions declared(1)	(0.30)		(0.35)
From net investment income	(0.30)		(0.35)
From net realized gain on investments	—		—
Return of capital	—		—
Net asset value at end of period	$12.11		$13.62
Per share market value, beginning of period	$10.53		$11.73
Per share market value, end of period	$11.13		$11.61
Total return based on a market value(2)	8.5%		1.9%
Shares outstanding at end of period	11,515,181		11,540,590
Ratios to average net assets:
Expenses without incentive fees	9.1	%(3)	9.5	%(3)
Incentive fees	1.2	%(3)	2.8	%(3)
Net expenses	10.3	%(3)	12.3	%(3)
Net investment income with incentive fees	9.7	%(3)	11.0	%(3)
Net assets at the end of the period	$139,439		$157,220
Average net asset value	$139,316		$158,485
Average debt per share	$7.47		$9.71
Portfolio turnover ratio	14.4%		6.9%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(3)	Annualized.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2016, and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of March 31, 2017, 98.8%, or $164.1 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Term loans	37	$166,066	92.2%	44	$186,186	96.0%
Warrants	71	7,138	4.0	78	6,362	3.3
Other investments	3	5,900	3.2	2	600	0.3
Equity	5	1,010	0.6	5	855	0.4
Total		$180,114	100.0%		$194,033	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2017 and 2016:

	March 31,
	2017	2016
	(In thousands)
Beginning portfolio	$194,003	$250,267
New debt investments	25,916	16,500
Principal payments received on investments	(11,891)	(9,986)
Early pay-offs	(27,209)	(8,097)
Accretion of debt investment fees	505	362
New debt investment fees	(270)	(289)
New equity	—	45
Sale of investments	(1,226)	(836)
Net realized loss on investments	(10,845)	(1,917)
Net unrealized appreciation (depreciation) on investments	11,131	(1,014)
Ending portfolio	$180,114	$245,035

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$28,194	17.0%	$40,612	21.8%
Medical Device	10,195	6.1	13,003	7.0
Technology
Communications	—	—	76	0.1
Consumer-Related	19,968	12.0	20,631	11.1
Internet and Media	23,075	13.9	7,933	4.2
Materials	9,886	6.0	9,874	5.3
Networking	3,215	1.9	3,306	1.8
Power Management	1,973	1.2	2,220	1.2
Semiconductors	4,465	2.7	7,528	4.0
Software	50,972	30.7	53,349	28.7
Cleantech
Energy Efficiency	—	—	1,942	1.0
Waste Recycling	5,966	3.6	5,964	3.2
Healthcare Information and Services
Diagnostics	3,469	2.1	4,081	2.2
Other	4,688	2.8	5,770	3.1
Software	—	—	9,897	5.3
Total	$166,066	100.0%	$186,186	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 29% and 24% of total debt investments outstanding as of March 31, 2017 and December 31, 2016, respectively. No single debt investment represented more than 10% of our total debt investments as of March 31, 2017 and December 31, 2016.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2017 and December 31, 2016, our debt investments had a weighted average credit rating of 3.0. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	6	$23,134	13.9%	6	$29,721	16.0%
3	25	127,192	76.7	28	131,605	70.6
2	4	9,540	5.7	6	13,360	7.2
1	2	6,200	3.7	4	11,500	6.2
Total	37	$166,066	100.0%	44	$186,186	100.0%

As of March 31, 2017, there were two debt investments with an internal credit rating of 1, with an aggregate cost of $11.9 million and an aggregate fair value of $6.2 million. As of December 31, 2016, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $26.2 million and an aggregate fair value of $11.5 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended March 31, 2017 and 2016

The following table shows consolidated results of operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Total investment income	$6,962	$9,297
Total net expenses	3,595	4,900
Net investment income	3,367	4,397
Net realized loss on investments	(10,845)	(1,986)
Net unrealized appreciation (depreciation) on investments	11,131	(1,014)
Net increase in net assets resulting from operations	$3,653	$1,397
Average debt investments, at fair value	$179,530	$240,475
Average borrowings outstanding	$86,056	$112,035

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $2.3 million, or 25.1%, to $7.0 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. For the three months ended March 31, 2017, total investment income consisted primarily of $6.3 million in interest income from investments, which included $1.7 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.7 million in fee income. Interest income on investments decreased by $2.7 million, or 30.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Interest income on investments decreased primarily due to a decrease of $60.9 million, or 25.3%, in the average size of our investment portfolio for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Fee income, which includes success fee and prepayment fee income on debt investments, increased by $0.4 million, or 132.3%, to $0.7 million primarily due to fees earned on higher principal prepayments received during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016, our dollar-weighted annualized yield on average debt investments was 15.5%. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 14% and 20%, respectively, of investment income for the three months ended March 31, 2017 and 2016.

Expenses

Total expenses decreased by $1.3 million, or 26.6%, to $3.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $0.2 million, or 14.2%, to $1.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings of $26.0 million, or 23.2%, which was partially offset by an increase in our effective cost of debt for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Base management fee expense decreased by $0.3 million, or 24.1%, to $1.0 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Base management fee decreased primarily due to a decrease of $60.9 million, or 25.3%, in the average size of our investment portfolio for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Performance based incentive fee expense decreased by $0.7 million, or 60.9%, to $0.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Performance based incentive fee expense decreased because the incentive fee expense for the three months ended March 31, 2017 was limited by the incentive fee cap and deferral mechanism under our Investment Management Agreement. This resulted in $0.3 million of reduced expense and additional net investment income for the three months ended March 31, 2017. The incentive fee on pre-incentive fee net investment income was subject to the incentive fee cap and deferral mechanism due to the cumulative incentive fees paid since July 1, 2014 exceeding the cumulative pre-incentive fee net return since July 1, 2015.

Administrative fee expense decreased by $0.1 million, or 31.0%, to $0.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Administrative fee expense decreased primarily due to a decrease in our allocated costs of compensation incurred by the Advisor on our behalf for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses remained flat at $0.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

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

During the three months ended March 31, 2017, we realized net losses totaling $10.8 million primarily due to the resolution of two debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants. During the three months ended March 31, 2016, we realized net losses totaling $2.0 million primarily due to the resolution of one debt investment partially offset by realized gains on the sale of equity received upon the exercise of warrants.

During the three months ended March 31, 2017, net unrealized appreciation on investments totaled $11.1 million which was primarily due to reversal of previously recorded unrealized depreciation on two debt investments that were settled during the period. During the three months ended March 31, 2016, net unrealized depreciation on investments totaled $1.0 million which was primarily due to changes in fair value of our investment portfolio during the period offset by the reversal of previously recorded unrealized depreciation on one debt investment that was settled during the period, as described above.

Liquidity and capital resources

As of March 31, 2017 and December 31, 2016, we had cash and investments in money market funds of $43.6 million and $37.1 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our 7.375% notes due 2019, or the 2019 Notes, and our fixed-rate asset-backed notes, or the Asset-Backed Notes.

On April 27, 2017, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2018 or the repurchase of $5.0 million of our common stock. During the three months ended March 31, 2017 and 2016, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through March 31, 2017, we repurchased 161,542 shares of our common stock at an average price of $11.27 on the open market at a total cost of $1.8 million.

At March 31, 2017 and December 31, 2016, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association, or Key, was $53.0 million and $63.0 million, respectively. As of March 31, 2017 and December 31, 2016, we had borrowing capacity under the Key Facility of $42.0 million and $32.0 million, respectively. At March 31, 2017 and December 31, 2016, $6.2 million and $4.6 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities provided cash of $19.9 million for the three months ended March 31, 2017, and our financing activities used cash of $13.4 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments, partially offset by investments made in portfolio companies. Our financing activities used cash primarily to repay the Key Facility and pay distributions to our stockholders.

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

In order to be subject to taxation as a RIC, we intend to distribute to our stockholders all or substantially all of our investment company taxable income. In addition, as a BDC, we are required to maintain asset coverage of at least 200%. This requirement limits the amount that we may borrow.

We believe that our current cash, cash generated from operations, and funds available from our Key Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current borrowings

The following table shows our borrowings as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$95,000	$53,000	$42,000	$95,000	$63,000	$32,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	128,000	86,000	42,000	128,000	96,000	32,000
Unamortized debt issuance costs attributable to term borrowings	—	(356)	—	—	(403)	—
Total borrowings outstanding, net	$128,000	$85,644	$42,000	$128,000	$95,597	$32,000

We entered into the Key Facility with Key effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 0.98% and 0.77% on March 31, 2017 and December 31, 2016, respectively. The interest rate in effect was 4.03% and 4.00%, respectively, as of March 31, 2017 and December 31, 2016.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. The Key Facility is collateralized by debt investments held by Horizon Credit II LLC, or Credit II, and permits an advance rate of up to fifty percent (50%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. We may request advances under the Key Facility through August 12, 2018, or the Revolving Period. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. All outstanding advances under the Key Facility are due and payable on August 12, 2020.

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2017, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

On June 28, 2013, we completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of ours, issued $90 million in the Asset-Backed Notes, which were rated A1(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by 2013-1 Trust and were backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The Asset-Backed Notes were secured obligations of 2013-1 Trust and non-recourse to us. In connection with the issuance and sale of the Asset-Backed Notes, we made customary representations, warranties and covenants. The Asset-Backed Notes bore interest at a fixed rate of 3.00% per annum and had a stated maturity of May 15, 2018. As of September 30, 2016, the Asset-Backed Notes were repaid in full.

Under the terms of the Asset-Backed Notes, we were required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which could have been used to make monthly interest and principal payments on the Asset-Backed Notes.

As of March 31, 2017 and December 31, 2016, other assets were $1.6 million and $2.1 million, respectively, which were primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2017:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$86,000	$4,443	$75,600	$5,957	$—
Unfunded commitments	11,500	4,000	7,500	—	—
Total	$97,500	$8,443	$83,100	$5,957	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2017, we had unfunded commitments of $11.5 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of March 31, 2017, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

In addition, in order to be subject to tax as a RIC and to avoid corporate-level tax on the income and gains we distribute to our stockholders in respect of any tax year, we are required under the Code to distribute as dividends to our stockholders out of assets legally available for distribution each tax year an amount generally at least equal to 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any. Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2017 and 2016, we paid the Advisor $1.4 million and $2.4 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2017 and 2016, we paid the Advisor $0.2 million and $0.3 million, respectively, pursuant to the Administration Agreement.

The predecessor of the Advisor has granted the Company a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor may manage other investment vehicles, or Advisor Funds, with the same investment strategy as us. The Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in such investments. On January 23, 2017, we filed an application for exemptive relief with the SEC which, if granted, would permit us more flexibility to co-invest with the Advisor funds, subject to certain conditions.

Critical accounting policies

The discussion of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our significant accounting policies in the notes to our consolidated financial statements.

We have identified the following items as critical accounting policies.

Valuation of investments

Investments are recorded at fair value. Our Board determines the fair value of our portfolio investments. We apply fair value to substantially all of our investments in accordance with Topic 820, Fair Value Measurement, of the Financial Accounting Standards Board’s Accounting Standards Codification as amended, or ASC, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Our Board determines the fair value of investments in good faith, based on the input of management, the audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under our valuation policy and a consistently applied valuation process. The Board conducts this valuation process at the end of each fiscal quarter, with at least 25% (based on fair value) of our valuation of portfolio companies that do not have a readily available market quotations subject to review by an independent valuation firm.

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2017 and 2016, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2017 and December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates.
We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2017 and December 31, 2016, 100% and 96%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our March 31, 2017 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income), the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$4,151	$1,612	$2,539
Up 200 basis points	$2,801	$1,075	$1,726
Up 100 basis points	$1,371	$537	$834
Down 300 basis points	$(1,222)	$(32)	$(1,190)
Down 200 basis points	$(1,002)	$(32)	$(970)
Down 100 basis points	$(781)	$(32)	$(749)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2017 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

*	Filed herewith
48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: May 2, 2017	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: May 2, 2017	By:	/s/ Daniel R. Trolio
		Name:	Daniel R. Trolio
		Title:	Chief Financial Officer

