Form 10-Q
period 2017-06-30
Horizon Technology Finance Corp
filed 2017-08-01
CIK 1487428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2017 was 11,520,344.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016

Assets
Non-affiliate investments at fair value (cost of $189,613 and $211,627, respectively) (Note 4)	$179,084	$194,003
Cash	12,273	37,135
Interest receivable	4,095	6,036
Other assets	1,665	2,078
Total assets	197,117	$239,252

Liabilities
Borrowings (Note 6)	$55,691	$95,597
Distributions payable	3,456	3,453
Base management fee payable (Note 3)	308	337
Incentive fee payable (Note 3)	405	—
Other accrued expenses	495	673
Total liabilities	60,355	100,060

Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,680,722 and 11,671,966 shares issued and 11,519,180 and 11,510,424 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	12	12
Paid-in capital in excess of par	179,647	179,551
Distributions in excess of net investment income	(1,187)	(397)
Net unrealized depreciation on investments	(10,529)	(19,463)
Net realized loss on investments	(31,181)	(20,511)
Total net assets	136,762	139,192
Total liabilities and net assets	$197,117	$239,252
Net asset value per common share	$11.87	$12.09

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Investment income

Interest income on non-affiliate investments	$5,418	$8,788	$11,697	$17,790
Prepayment fee income on non-affiliate investments	327	263	788	429
Fee income on non-affiliate investments	133	41	356	170
Total investment income	5,878	9,092	12,841	18,389
Expenses
Interest expense	1,084	1,512	2,401	3,046
Base management fee (Note 3)	888	1,247	1,862	2,531
Performance based incentive fee (Note 3)	405	1,027	836	2,126
Administrative fee (Note 3)	187	275	381	556
Professional fees	324	343	830	844
General and administrative	236	261	410	462
Total expenses	3,124	4,665	6,720	9,565
Net investment income before excise tax	2,754	4,427	6,121	8,824
Credit for excise tax	—	(85)	—	(85)
Net investment income	2,754	4,512	6,121	8,909

Net realized and unrealized loss on investments
Net realized gain (loss) on investments	176	(876)	(10,670)	(2,862)
Net unrealized (depreciation) appreciation on investments	(2,197)	(3,714)	8,934	(4,728)
Net realized and unrealized loss on investments	(2,021)	(4,590)	(1,736)	(7,590)

Net increase (decrease) in net assets resulting from operations	$733	$(78)	$4,385	$1,319
Net investment income per common share	$0.24	$0.39	$0.53	$0.77
Net increase (decrease) in net assets per common share	$0.06	$(0.01)	$0.38	$0.11
Distributions declared per share	$0.30	$0.345	$0.60	$0.69
Weighted average shares outstanding	11,517,271	11,544,412	11,515,074	11,541,208

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributions in Excess of Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2015	11,535,212	$12	$179,707	$(2,006)	$(5,227)	$(12,735)	$159,751
Net increase in net assets resulting from operations, net of excise tax	—	—	—	8,909	(4,728)	(2,862)	1,319
Issuance of common stock under dividend reinvestment plan	12,937	—	142	—	—	—	142
Repurchases of common stock	—	—	(16)	—	—	—	(16)
Distributions declared	—	—	—	(7,966)	—	—	(7,966)
Balance at June 30, 2016	11,548,149	$12	$179,833	$(1,063)	$(9,955)	$(15,597)	$153,230

Balance at December 31, 2016	11,510,424	$12	$179,551	$(397)	$(19,463)	$(20,511)	$139,192
Net increase in net assets resulting from operations, net of excise tax	—	—	—	6,121	8,934	(10,670)	4,385
Issuance of common stock under dividend reinvestment plan	8,756	—	96	—	—	—	96
Distributions declared	—	—	—	(6,911)	—	—	(6,911)
Balance at June 30, 2017	11,519,180	$12	$179,647	$(1,187)	$(10,529)	$(31,181)	$136,762

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,385	$1,319
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	255	306
Net realized loss on investments	10,670	2,862
Net unrealized (appreciation) depreciation on investments	(8,934)	4,728
Purchase of investments	(47,990)	(31,687)
Principal payments received on investments	60,260	40,466
Proceeds from sale of investments	1,572	935
Changes in assets and liabilities:
Net decrease in investments in money market funds	—	285
Net decrease in restricted investments in money market funds	—	1,091
Decrease (increase) in interest receivable	517	(372)
Decrease (increase) in end-of-term payments	1,013	(1,510)
Decrease in unearned income	(248)	(278)
Decrease (increase) in other assets	252	(19)
Decrease in other accrued expenses	(178)	(28)
(Decrease) increase in base management fee payable	(29)	21
Increase (decrease) in incentive fee payable	405	(1)
Net cash provided by operating activities	21,950	18,118

Cash flows from financing activities:
Repayment of Asset-Backed Notes	—	(14,546)
Advances on credit facility	15,000	—
Repayment of credit facility	(55,000)	—
Distributions paid	(6,812)	(7,820)
Repurchase of common stock	—	(16)
Debt issuance costs	—	(221)
Net cash used in financing activities	(46,812)	(22,603)
Net decrease in cash	(24,862)	(4,485)

Cash:
Beginning of period	37,135	20,765
End of period	$12,273	$16,280
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,260	$2,722
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$1,087	$149
Distributions payable	$3,456	$3,984
End-of-term payments receivable	$3,651	$6,570

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — 120.6% (8)
Debt Investments — Life Science — 25.9% (8)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.58% cash (Libor + 8.50%; Floor	$3,000	$2,970	$2,970
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.58% cash (Libor + 8.50%; Floor	4,167	4,130	4,130
		9.00%), 5.00% ETP, Due 8/1/19)
Sample6, Inc. (2)	Biotechnology	Term Loan (10.08% cash (Libor + 9.00%; Floor	648	644	644
		9.50%; Ceiling 11.00%), 4.50% ETP, Due 8/1/18)
		Term Loan (10.08% cash (Libor + 9.00%; Floor	394	391	391
		9.50%; Ceiling 11.00%), 4.50% ETP, Due 8/1/18)
		Term Loan (10.08% cash (Libor + 9.00%; Floor	1,389	1,377	1,377
		9.50%; Ceiling 11.00%), 4.50% ETP, Due 8/1/18)
Strongbridge U.S. Inc. (5)	Biotechnology	Term Loan (9.28% cash (Libor + 8.22%; Floor	7,500	7,364	7,364
		8.75%), 8.00% ETP, Due 12/1/20)
vTv Therapeutics Inc. (2)(5)	Biotechnology	Term Loan (11.08% cash (Libor + 10.00%; Floor	6,250	6,185	6,185
		10.50%), 6.00% ETP, Due 5/1/20)
		Term Loan (11.08% cash (Libor + 10.00%; Floor	3,750	3,691	3,691
		10.50%), 6.00% ETP, Due 10/1/20)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.58% cash (Libor + 10.50%; Floor	2,479	2,463	2,378
		11.50%), 8.60% ETP, Due 5/1/19)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.72% cash (Libor + 11.82%; Floor	566	562	562
		12.00%), 6.00% ETP, Due 12/1/17)
		Term Loan (12.72% cash (Libor + 11.82%; Floor	566	562	562
		12.00%), 6.00% ETP, Due 12/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.83% cash (Libor + 8.75%; Floor	3,500	3,470	3,470
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (9.83% cash (Libor + 8.75%; Floor	1,750	1,731	1,731
		9.25%), 4.50% ETP, Due 3/1/19)
Total Debt Investments — Life Science				35,540	35,455
Debt Investments — Technology — 82.0% (8)
PebblePost, Inc. (2)	Communications	Term Loan (10.48% cash (Libor + 9.26%; Floor	4,000	3,865	3,865
		10.25%), 4.00% ETP, Due 7/1/21)
		Term Loan (10.48% cash (Libor + 9.26%; Floor	4,000	3,923	3,923
		10.25%), 4.00% ETP, Due 7/1/21)
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.56% cash (Libor + 10.50%; Floor	267	263	263
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 11/1/17)
		Term Loan (11.56% cash (Libor + 10.50%; Floor	233	228	228
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 2/1/18)
		Term Loan (11.56% cash (Libor + 10.50%; Floor	300	295	295
		11.00%; Ceiling 12.50%), 2.00% ETP, Due 4/1/18)
Le Tote, Inc. (2)	Consumer-related Technologies	Term Loan (10.73% cash (Libor + 9.65%; Floor	4,000	3,951	3,951
		10.15%), 5.00% ETP, Due 3/1/20)
		Term Loan (10.73% cash (Libor + 9.65%; Floor	3,000	2,962	2,962
		10.15%), 5.00% ETP, Due 3/1/20)
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.58% cash (Libor + 10.50%; Floor	6,750	6,616	6,616
		11.00%), 3.00% ETP, Due 10/1/19)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (11.48% cash (Libor + 10.40%; Floor	2,367	2,334	2,334
		10.90%), 4.25% ETP, Due 6/1/20)
		Term Loan (11.48% cash (Libor + 10.40%; Floor	2,000	1,971	1,971
		10.90%), 3.80% ETP, Due 11/1/20)
IgnitionOne, Inc. (2)	Internet and Media	Term Loan (11.31% cash (Libor + 10.23%; Floor	3,000	2,812	2,812
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.31% cash (Libor + 10.23%; Floor	3,000	2,812	2,812
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.31% cash (Libor + 10.23%; Floor	3,000	2,812	2,812
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.31% cash (Libor + 10.23%; Floor	3,000	2,812	2,812
		10.23%), 2.00% ETP, Due 4/1/22)
Jump Ramp Games, Inc. (2)	Internet and Media	Term Loan (10.81% cash (Libor + 9.73%),	4,000	3,933	3,933
		3.00% ETP, Due 4/1/21)
MediaBrix, Inc. (2)	Internet and Media	Term Loan (12.08% cash (Libor + 11.00%; Floor	4,000	3,971	3,971
		11.50%), 3.00% ETP, Due 1/1/20)
Rocket Lawyer Incorporated (2)	Internet and Media	Term Loan (10.62% cash (Libor + 9.40%; Floor	4,000	3,894	3,894
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (10.62% cash (Libor + 9.40%; Floor	4,000	3,923	3,923
		10.50%), 3.00% ETP, Due 7/1/21)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Zinio Holdings, LLC (2)	Internet and Media	Term Loan (12.33% cash (Libor + 11.25%; Floor	4,000	3,972	3,972
		11.75%), 5.00% ETP, Due 2/1/20)
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.58% cash (Libor + 9.50%; Floor	5,000	4,952	4,952
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.58% cash (Libor + 9.50%; Floor	2,500	2,476	2,476
		10.00%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.58% cash (Libor + 9.50%; Floor	2,500	2,470	2,470
		10.00%), 5.00% ETP, Due 1/1/20)
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (11.78% cash (Libor + 10.70%; Floor	1,750	1,727	1,727
		11.20%), 3.00% ETP, Due 3/1/19)
Luxtera, Inc.	Semiconductors	Term Loan (11.00% cash (Prime + 6.75%),	2,000	1,880	1,880
		Due 3/28/20)
Bridge2 Solutions, Inc. (2)	Software	Term Loan (12.08% cash (Libor + 11.00%; Floor	3,200	3,181	3,181
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 7/1/19)
		Term Loan 12.08% cash (Libor + 11.00%; Floor	1,000	997	997
		11.50%; Ceiling 14.50%), 2.00% ETP, Due 1/1/20)
Decisyon, Inc.	Software	Term Loan (13.338% cash (Libor + 12.308%; Floor	1,523	1,521	1,440
		12.50%), 6.50% ETP, Due 6/1/18)
		Term Loan (13.338% cash (Libor + 12.308%; Floor	833	756	715
		12.50%), 6.50% ETP, Due 6/1/18)
		Term Loan (12.02% PIK , Due 4/15/19) (15)	250	250	237
		Term Loan (12.03% PIK , Due 4/15/19) (15)	250	250	237
Digital Signal Corporation (11)(13)	Software	Term Loan (11.33% cash (Libor + 10.25%; Floor	1,285	1,252	895
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (11.33% cash (Libor + 10.25%; Floor	1,285	1,252	895
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash, Due 6/30/17)	295	295	210
Education Elements, Inc. (2)	Software	Term Loan (11.08% cash (Libor + 10.00%; Floor	1,200	1,184	1,184
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (11.08% cash (Libor + 10.00%; Floor	1,250	1,233	1,233
		10.50%), 4.00% ETP, Due 8/1/19)
Netuitive, Inc.	Software	Term Loan (13.33% cash (Libor + 12.25%; Floor	252	252	252
		12.50%), 3.33% ETP, Due 9/1/18)
ScoreBig, Inc. (2)(11)(12)	Software	Term Loan (11.08% cash (Libor + 10.00%; Floor	3,403	3,332	945
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (11.08% cash (Libor + 10.00%; Floor	3,403	3,360	953
		10.50%), 4.00% ETP, Due 4/1/19)
		Term Loan (11.08% cash (Libor + 10.00%; Floor	2,000	1,950	553
		10.50%), 4.00% ETP, Due 3/1/20)
		Term Loan (11.08% cash (Libor + 10.00%; Floor	203	203	58
		10.50%), 4.00% ETP, Due 10/31/16)
		Term Loan (11.08% cash (Libor + 10.00%; Floor	324	324	91
		10.50%), 4.00% ETP, Due 11/11/19)
ShopKeep.com, Inc. (2)	Software	Term Loan (11.03% cash (Libor + 9.95%; Floor	6,000	5,907	5,907
		10.45%), 3.00% ETP, Due 4/1/20)
		Term Loan (11.03% cash (Libor + 9.95%; Floor	4,000	3,928	3,928
		10.45%), 3.00% ETP, Due 9/1/20)
SIGNiX, Inc.	Software	Term Loan (12.08% cash (Libor + 11.00%; Floor	2,200	2,077	2,033
		11.50%), 3.5% ETP, Due 4/1/19)
SilkRoad Technology, Inc. (2)	Software	Term Loan (11.43% cash (Libor + 10.35%; Floor	7,000	6,899	6,899
		10.85%; Ceiling 12.85%), 4.00% ETP, Due 12/1/19)
Skyword, Inc.	Software	Term Loan (12.03% cash (Libor + 10.95%; Floor	3,600	3,555	3,555
		11.45%), 3.00% ETP, Due 8/1/19)
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (12.23% cash (Libor + 11.15%; Floor	1,833	1,821	1,821
		11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)
VBrick Systems, Inc. (2)	Software	Term Loan (12.08% cash (Libor + 11.00%; Floor	100	100	100
		11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)
xTech Holdings, Inc. (2)	Software	Term Loan (11.58% cash (Libor + 10.50%; Floor	1,167	1,150	1,150
		11.00%), 3.00% ETP, Due 4/1/19)
		Term Loan (11.58% cash (Libor + 10.50%; Floor	1,778	1,753	1,753
		11.00%), 3.00% ETP, Due 3/1/20)
Total Debt Investments — Technology				119,636	112,076

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value
Debt Investments — Cleantech — 4.4% (8)
Lehigh Technologies, Inc. (2)	Waste Recycling	Term Loan (10.80% cash (Libor + 9.72%), 1.67% ETP,	3,000	2,992	2,992
		Due 8/1/19)
		Term Loan (10.80% cash (Libor + 9.72%), 1.67% ETP,	3,000	2,992	2,992
		Due 8/1/19)
Total Debt Investments — Cleantech				5,984	5,984
Debt Investments — Healthcare information and services — 8.3% (8)
Interleukin Genetics, Inc. (2)(5)(11)	Diagnostics	Term Loan (11.58% cash (Libor + 10.50%;	3,649	3,539	2,629
		Floor 11.00%), 6.50% ETP, Due 10/1/18)
		Term Loan (8.00% PIK , Due 1/1/22) (15)	500	500	371
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.58% cash (Libor + 9.50%; Floor 10.00%;	1,458	1,456	1,456
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.58% cash (Libor + 9.50%; Floor 10.00%;	1,458	1,456	1,456
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
		Term Loan (10.58% cash (Libor + 9.50%; Floor 10.00%;	694	694	694
		Ceiling 11.00%); 4.00% ETP, Due 4/1/18)
HealthEdge Software, Inc. (2)	Software	Term Loan (9.47% cash (Libor + 8.25%;	5,000	4,774	4,774
		Floor 9.25%), 3.00% ETP, Due 7/1/22)
Total Debt Investments — Healthcare information and services				12,419	11,380
Total Debt Investments				173,579	164,895

Warrant Investments — 5.4% (8)
Warrants — Life Science — 1.1% (8)
ACT Biotech Corporation	Biotechnology	1,521,820 Preferred Stock Warrants		83	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	73,112 Common Stock Warrants		33	—
Celsion Corporation (5)	Biotechnology	408 Common Stock Warrants		15	—
Inotek Pharmaceuticals Corporation (5)	Biotechnology	28,204 Common Stock Warrants		17	—
Nivalis Therapeutics, Inc. (5)	Biotechnology	18,534 Common Stock Warrants		122	—
Ocera Therapeutics, Inc. (2)(5)	Biotechnology	6,491 Common Stock Warrants		6	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants		51	1
Revance Therapeutics, Inc. (5)	Biotechnology	34,113 Common Stock Warrants		68	418
Sample6, Inc. (2)	Biotechnology	661,956 Preferred Stock Warrants		53	25
Strongbridge U.S. Inc. (5)	Biotechnology	160,714 Common Stock Warrants		72	782
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)	Biotechnology	93,896 Common Stock Warrants		44	34
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants		24	27
EnteroMedics, Inc. (5)	Medical Device	134 Common Stock Warrants		347	—
IntegenX, Inc. (2)	Medical Device	170,646 Preferred Stock Warrants		35	32
Lantos Technologies, Inc. (2)	Medical Device	66,665,256 Preferred Stock Warrants		38	42
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants		26	40
Mitralign, Inc. (2)	Medical Device	641,909 Preferred Stock Warrants		52	44
NinePoint Medical, Inc. (2)	Medical Device	566,038 Preferred Stock Warrants		33	40
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants		78	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants		15	13
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants		13	—
Total Warrants — Life Science				1,230	1,498
Warrants — Technology — 3.8% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants		33	23
PebblePost, Inc. (2)	Communications	119,770 Preferred Stock Warrants		92	92
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants		33	31
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	819
Le Tote, Inc. (2)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	359
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
SavingStar, Inc. (2)	Consumer-related Technologies	98,860 Preferred Stock Warrants		60	—
XIOtech, Inc.	Data Storage	96 Preferred Stock Warrants		22	—
IgnitionOne, Inc. (2)	Internet and Media	262,910 Preferred Stock Warrants		672	668
Jump Ramp Games, Inc. (2)	Internet and Media	159,766 Preferred Stock Warrants		32	32
Rocket Lawyer Incorporated (2)	Internet and Media	235,549 Preferred Stock Warrants		83	83
The NanoSteel Company, Inc. (2)	Materials	299,211 Preferred Stock Warrants		93	349
IntelePeer, Inc.	Networking	141,549 Common Stock Warrants		39	—
Nanocomp Technologies, Inc. (2)	Networking	1,414,921 Preferred Stock Warrants		67	47
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants		28	26
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants		101	40

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	25	28
InVisage Technologies, Inc. (2)	Semiconductors	395,009 Preferred Stock Warrants	48	—
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	59	45
Luxtera, Inc.(2)	Semiconductors	3,212,948 Preferred Stock Warrants	160	305
Soraa, Inc. (2)	Semiconductors	203,616 Preferred Stock Warrants	80	433
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants	113	118
Bridge2 Solutions, Inc. (2)	Software	75,458 Common Stock Warrants	18	341
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	14	82
Decisyon, Inc.	Software	82,967 Common Stock Warrants	46	—
Digital Signal Corporation	Software	125,116 Common Stock Warrants	32	—
Education Elements, Inc. (2)	Software	238,121 Preferred Stock Warrants	28	28
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	22	277
Netuitive, Inc.	Software	41,569 Common Stock Warrants	48	—
Riv Data Corp. (2)	Software	321,428 Preferred Stock Warrants	12	31
ShopKeep.com, Inc. (2)	Software	165,779 Preferred Stock Warrants	98	119
SIGNiX, Inc.	Software	114,767 Preferred Stock Warrants	210	41
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	56
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	131
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	242	442
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	—
xTech Holdings, Inc. (2)	Software	158,730 Preferred Stock Warrants	43	43
Total Warrants — Technology			3,070	5,089
Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	68	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	47
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	100	115
Total Warrants — Cleantech			212	162
Warrants — Healthcare information and services — 0.4% (8)
Candescent Health, Inc. (2)	Diagnostics	519,991 Preferred Stock Warrants	378	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	7,973,864 Common Stock Warrants	168	—
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	2
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants	54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants	44	51
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	43
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	74	58
HealthEdge Software, Inc. (2)	Software	63,225 Preferred Stock Warrants	26	26
Medsphere Systems Corporation (2)	Software	7,097,792 Preferred Stock Warrants	60	206
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	206
Total Warrants — Healthcare information and services			1,028	592
Total Warrants			5,540	7,341

Other Investments — 4.3% (8)
Espero Pharmaceuticals, Inc. (14)	Biotechnology	Royalty Agreement	5,300	5,300
ZetrOZ, Inc.	Medical Device	Royalty Agreement	328	500
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,278	100
Total Other Investments			9,906	5,900
Equity — 0.7% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	238	570
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock	73	135
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock	83	35
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock	9	83
Decisyon, Inc.	Software	4,200,934 Common Stock	185	125
Total Equity			588	948
Total Portfolio Investment Assets — 131.0% (8)			$189,613	$179,084

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

(Dollars in thousands)

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of June 30, 2017 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), as of June 30, 2017. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.

(11)	Debt investment is on non-accrual status at June 30, 2017.

(12)	ScoreBig, Inc., a Delaware corporation (“ScoreBig”), made an assignment for the benefit of its creditors whereby ScoreBig assigned all of its assets to SB (assignment for the benefit of creditors), LLC, a California limited liability company (“SBABC”), established under California law to effectuate the Assignment for the Benefit of Creditors of ScoreBig. SBABC subsequently entered into a License Agreement with a third party (“Licensee”), whereby SBABC granted a license of certain of SBABC’s intellectual property and general intangibles to Licensee in exchange for certain royalty payments on the future net profits, if any, of Licensee. SBABC, in consideration for the Company’s consent to the License Agreement, agreed to pay all payments due under the License Agreement, if any, to the Company until the payment in full in cash of the Company’s debt investments in ScoreBig.

(13)	Digital Signal Corporation, a Delaware corporation (“DSC”), made an assignment for the benefit of its creditors whereby DSC assigned all of its assets to DSC (assignment for the benefit of creditors), LLC, a Delaware limited liability company, established under Delaware law to effectuate the Assignment for the Benefit of Creditors of DSC.

(14)	Royalty Agreement received in partial satisfaction of obligations of New Haven Pharmaceuticals, Inc. (“NHP”) to the Company in connection with the sale of substantially all of the assets of NHP to Espero Pharmaceuticals, Inc.

(15)	Debt investment has a payment-in-kind (“PIK”) feature.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2016

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Investments (6)	Value
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	56
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants	55	131
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants	242	389
Vidsys, Inc.	Software	85,399 Preferred Stock Warrants	23	12
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants	19	—
xTech Holdings, Inc. (2)	Software	158,730 Preferred Stock Warrants	43	52
Total Warrants — Technology			2,406	4,590
Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants	68	—
Semprius, Inc.	Alternative Energy	519,981 Preferred Stock Warrants	25	—
Rypos, Inc. (2)	Energy Efficiency	5,627 Preferred Stock Warrants	44	25
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants	100	115
Lehigh Technologies, Inc. (2)	Waste Recycling	272,727 Preferred Stock Warrants	33	39
Total Warrants — Cleantech			270	179
Warrants — Healthcare information and services — 0.7% (8)
Accumetrics, Inc.	Diagnostics	100,928 Preferred Stock Warrants	107	180
Candescent Health, Inc. (2)	Diagnostics	519,991 Preferred Stock Warrants	378	—
Interleukin Genetics, Inc. (2)(5)	Diagnostics	7,662,100 Common Stock Warrants	168	142
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants	29	2
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants	54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants	44	51
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants	100	42
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants	74	76
MedAvante, Inc. (2)	Software	114,285 Preferred Stock Warrants	66	79
Medsphere Systems Corporation (2)	Software	7,097,791 Preferred Stock Warrants	60	205
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants	95	204
Total Warrants — Healthcare information and services			1,175	981
Total Warrants			5,140	6,362

Other Investments — 0.4% (8)
ZetrOZ, Inc.	Medical Device	Royalty Agreement	365	500
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019	4,318	100
Total Other Investments			4,683	600
Equity — 0.6% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock	238	439
Revance Therapeutics, Inc.(5)	Biotechnology	4,861 Common Stock	73	101
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock	83	47
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock	9	83
Decisyon, Inc.	Software	4,200,934 Common Stock	185	185
Total Equity			588	855
Total Portfolio Investment Assets — 139.4% (8)			$211,627	$194,003

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2016 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Organization

Horizon Technology Finance Corporation (the “Company”) was organized as a Delaware corporation on March 16, 2010 and is an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company generally is not subject to corporate-level federal income tax on the portion of its taxable income (including net capital gains) the Company distributes to its stockholders. The Company primarily makes secured debt investments to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. All of the Company’s debt investments consist of loans secured by all of, or a portion of, the applicable debtor company’s tangible and intangible assets.

On October 28, 2010, the Company completed an initial public offering (“IPO”), and its common stock trades on the NASDAQ Global Select Market under the symbol “HRZN”. The Company was formed to continue and expand the business of Compass Horizon Funding Company LLC, a Delaware limited liability company, which commenced operations in March 2008 and became the Company’s wholly owned subsidiary upon the completion of the Company’s IPO.

Horizon Credit II LLC (“Credit II”) was formed as a Delaware limited liability company on June 28, 2011, with the Company as its sole equity member. Credit II is a special purpose bankruptcy-remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit II are not available to creditors of the Company or any other entity other than Credit II’s lenders.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2017, there were three debt investments on non-accrual status with a cost of $16.0 million and a fair value of $7.6 million. As of December 31, 2016, there were four investments on non-accrual status with a cost of $26.2 million and a fair value of $11.5 million. For the three and six months ended June 30, 2017 and 2016, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The percentage of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended June 30, 2017 and 2016 was 7.5% and 7.7%, respectively. The percentage of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2017 and 2016 was 7.5% and 14.2%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of June 30, 2017 and December 31, 2016 was $1.3 million and $1.6 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of June 30, 2017 and December 31, 2016 were $4.7 million and $4.4 million, respectively. The amortization expense for the three months ended June 30, 2017 and 2016 was $0.1 million and $0.2 million, respectively. The amortization expense for each of the six months ended June 30, 2017 and 2016 was $0.3 million.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Topic 946, Financial Services—Investment Companies, of the Financial Accounting Standards Board’s, Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2016, the Company reclassified $0.1 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes refunded in 2016.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2017 and 2016, there was no U.S. federal excise tax accrual recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2017 and December 31, 2016. The Company’s income tax returns for the 2015, 2014 and 2013 tax years remain subject to examination by U.S. federal and state tax authorities.

Distributions

Distributions to common stockholders are recorded on the declaration date. The amount to be paid out as distributions is determined by the Board. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such net realized gains for investment.

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

Stock Repurchase Program

On April 27, 2017, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2018 or the repurchase of $5.0 million of the Company’s common stock. During the three and six months ended June 30, 2017 and 2016, the Company did not complete any repurchases of its common stock. From the inception of the stock repurchase program through June 30, 2017, the Company repurchased 161,542 shares of its common stock at an average price of $11.27 on the open market at a total cost of $1.8 million.

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

Note 3.  Related party transactions

Investment Management Agreement

The Investment Management Agreement was reapproved by the Board on July 28, 2017. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at June 30, 2017 and December 31, 2016 was $0.3 million. The base management fee expense was $0.9 million and $1.2 million, respectively, for the three months ended June 30, 2017 and 2016. The base management fee expense was $1.9 million and $2.5 million, respectively, for the six months ended June 30, 2017 and 2016.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The performance based incentive fee expense was $0.4 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended June 30, 2017, which resulted in $0.2 million of reduced expense and additional net investment income. The performance based incentive fee expense was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended June 30, 2016, which resulted in $0.1 million of reduced expense and additional net investment income. The performance based incentive fee expense was $0.8 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the six months ended June 30, 2017, which resulted in $0.6 million of reduced expense and additional net investment income. The performance based incentive fee payable as of June 30, 2017 was $0.4 million. The entire incentive fee payable as of June 30, 2017 was composed of the incentive fee based on Pre-Incentive Fee Net Investment Income. There was no performance based incentive fee payable as of December 31, 2016.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. The administrative fee expense was $0.4 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

Note 4.  Investments

The following table shows the Company’s investments as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Non-affiliate investments
Debt	$173,579	$164,895	$201,216	$186,186
Warrants	5,540	7,341	5,140	6,362
Other	9,906	5,900	4,683	600
Equity	588	948	588	855
Total non-affiliate investments	$189,613	$179,084	$211,627	$194,003

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s non-affiliate investments by industry sector as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$33,015	$34,052	$46,703	$41,578
Medical Device	9,777	9,441	14,164	13,736
Technology
Communications	7,913	7,903	108	99
Consumer-Related	19,017	19,912	21,055	22,121
Data Storage	4,300	100	4,340	100
Internet and Media	31,728	31,724	7,933	7,933
Materials	9,991	10,247	9,966	10,222
Networking	106	47	3,412	3,409
Power Management	1,755	1,753	2,255	2,318
Semiconductors	2,353	2,731	12,076	8,311
Software	50,015	43,056	60,516	55,362
Cleantech
Alternative Energy	68	—	93	—
Energy Efficiency	144	162	2,086	2,082
Waste Recycling	5,984	5,984	5,997	6,003
Healthcare Information and Services
Diagnostics	4,668	3,002	4,817	4,405
Other	3,824	3,758	5,988	5,939
Software	4,955	5,212	10,118	10,385
Total non-affiliate investments	$189,613	$179,084	$211,627	$194,003

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

Debt investments:  The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At June 30, 2017 and December 31, 2016, the hypothetical market yields used ranged from 11% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of June 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2017:

June 30, 2017
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$157,295	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

	7,600	Liquidation Scenario	Probability Weighting	10% – 50%	33%

Warrant investments	6,107	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility	$0.00 – $63.98 21%	$4.15 21%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	5,900	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	18% – 25% 25% – 100%	19% 40%

Equity investments	208	Last Equity Financing	Price Per Share	$0.00 – $1.00	$0.40
Total Level 3 investments	$177,110

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2016:

December 31, 2016
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$174,686	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

	11,500	Liquidation Scenario	Probability Weighting	25% – 100%	40%

Warrant investments	5,677	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility	$0.00 – $63.98 21%	$4.02 21%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	180	Expected Settlement	Price Per Share	$1.78	$1.78

Other investments	600	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 25% – 100%	25% 43%

Equity investments	268	Last Equity Financing	Price Per Share	$0.04 – $1.00	$0.34
Total Level 3 investments	$192,911

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2019 Notes (as defined in Note 6) is based on the closing public share price on the date of measurement. On June 30, 2017, the closing price of the 2019 Notes on the New York Stock Exchange was $25.64 per note, or $33.8 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$164,895	$—	$—	$164,895
Warrant investments	$7,341	$—	$1,234	$6,107
Other investments	$5,900	$—	$—	$5,900
Equity investments	$948	$740	$—	$208

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$186,186	$—	$—	$186,186
Warrant investments	$6,362	$—	$505	$5,857
Other investments	$600	$—	$—	$600
Equity investments	$855	$587	$—	$268

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$166,066	$6,250	$268	$5,900	$178,484
Purchase of investments	22,074	—	—	—	22,074
Warrants and equity received and classified as Level 3	—	211	—	—	211
Principal payments received on investments	(20,693)	—	—	(56)	(20,749)
Proceeds from sale of investments	—	(323)	—	—	(323)
Net realized (loss) gain on investments	(140)	277	—	—	137
Unrealized (depreciation) appreciation included in earnings	(2,229)	(308)	(60)	56	(2,541)
Other	(183)	—	—	—	(183)
Level 3 assets, end of period	$164,895	$6,107	$208	$5,900	$177,110

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended June 30, 2017, there were no transfers between levels.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$186,186	$5,857	$268	$600	$192,911
Purchase of investments	47,990	—	—	—	47,990
Warrants and equity received and classified as Level 3	—	1,067	—	—	1,067
Principal payments received on investments	(60,183)	—	—	(77)	(60,260)
Proceeds from sale of investments	—	(1,538)	—	—	(1,538)
Net realized (loss) gain on investments	(11,159)	1,057	—	—	(10,102)
Unrealized appreciation (depreciation) included in earnings	8,185	(336)	(60)	77	7,866
Transfer from debt investments to other investments	(5,300)	—	—	5,300	—
Other	(824)	—	—	—	(824)
Level 3 assets, end of period	$164,895	$6,107	$208	$5,900	$177,110

The Company’s transfers between levels are recognized at the end of each reporting period. During the six months ended June 30, 2017, there were no transfers between levels.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2017 includes $2.6 million in unrealized depreciation on debt and other investments, $0.4 million in unrealized depreciation on warrant investments and $0.01 million in unrealized appreciation on equity investments.

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

As of June 30, 2017 and December 31, 2016, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.  Borrowings

The following table shows the Company’s borrowings as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$95,000	$23,000	$72,000	$95,000	$63,000	$32,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	128,000	56,000	72,000	128,000	96,000	32,000
Unamortized debt issuance costs attributable to term borrowings	—	(309)	—	—	(403)	—
Total borrowings outstanding, net	$128,000	$55,691	$72,000	$128,000	$95,597	$32,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of June 30, 2017, the asset coverage for borrowed amounts was 344%.

The Company entered into the Key Facility with Key effective November 4, 2013. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $95 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period followed by a two-year amortization period and matures on August 12, 2020. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 1.22% and 0.77% on June 30, 2017 and December 31, 2016, respectively. The average interest rate for the three months ended June 30, 2017 and 2016 was 4.26% and 4.00%, respectively. The average interest rate for the six months ended June 30, 2017 and 2016 was 4.14% and 4.00%, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually. As of June 30, 2017 and December 31, 2016, the Company had borrowing capacity of $72.0 million and $32.0 million, respectively. At June 30, 2017 and December 31, 2016, $37.4 million and $4.6 million, respectively, was available, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3 million of such notes (collectively, the “2019 Notes”). The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2017, the Company was in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

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

The balance of unfunded commitments to extend credit was $30.0 million and $20.8 million as of June 30, 2017 and December 31, 2016, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2017:

	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
HealthEdge Software, Inc.	$15,000	$150
Luxtera, Inc.	1,500	—
PebblePost, Inc.	4,000	59
Rocket Lawyer Incorporated	2,000	29
Strongbridge U.S. Inc.	7,500	61
Total	$30,000	$299

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2017 which totaled $0.3 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 29% and 24% of total debt investments outstanding as of June 30, 2017 and December 31, 2016, respectively. No single debt investment represented more than 10% of the total debt investments as of June 30, 2017 and December 31, 2016. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 28% and 17%, respectively, of total interest and fee income on investments for the three months ended June 30, 2017 and 2016. Interest income from the five largest debt investments accounted for 21% and 18%, respectively, of total interest and fee income on investments for the six months ended June 30, 2017 and 2016.

Note 9. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2017 and for the years ended December 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Six Months Ended June 30, 2017
4/27/17	8/18/17	9/15/17	$0.10	$—	—	$—
4/27/17	7/20/17	8/15/17	0.10	—	—	—
4/27/17	6/20/17	7/14/17	0.10	1,138	1,164	13
3/3/17	5/19/17	6/15/17	0.10	1,137	1,202	14
3/3/17	4/21/17	5/16/17	0.10	1,137	1,287	15
3/3/17	3/20/17	4/18/17	0.10	1,134	1,510	18
			$0.60	$4,546	5,163	$60
Year Ended December 31, 2016
10/28/16	2/22/17	3/15/17	$0.10	$1,134	1,665	$16
10/28/16	1/19/17	2/15/17	0.10	1,133	1,542	17
10/28/16	12/20/16	1/13/17	0.10	1,137	1,550	16
7/29/16	11/18/16	12/15/16	0.115	1,308	1,712	19
7/29/16	10/20/16	11/15/16	0.115	1,308	1,896	21
7/29/16	9/20/16	10/17/16	0.115	1,305	1,716	22
4/28/16	8/19/16	9/15/16	0.115	1,307	1,535	21
4/28/16	7/20/16	8/15/16	0.115	1,302	1,842	25
4/28/16	6/20/16	7/15/16	0.115	1,305	1,734	23
3/3/16	5/19/16	6/15/16	0.115	1,305	1,898	23
3/3/16	4/20/16	5/16/16	0.115	1,283	3,821	44
3/3/16	3/18/16	4/15/16	0.115	1,306	1,840	21
			$1.335	$15,133	22,751	$268
Year Ended December 31, 2015
10/30/15	2/22/16	3/15/16	$0.115	$1,309	1,606	$18
10/30/15	1/21/16	2/17/16	0.115	1,308	1,931	18
10/30/15	12/18/15	1/15/16	0.115	1,311	1,841	18
7/29/15	11/19/15	12/15/15	0.115	1,317	1,687	20
7/29/15	10/20/15	11/16/15	0.115	1,317	1,967	22
7/29/15	9/18/15	10/15/15	0.115	1,315	2,418	24
5/1/15	8/19/15	9/15/15	0.115	1,312	2,577	26
5/1/15	7/20/15	8/14/15	0.115	1,312	2,420	27
5/1/15	6/18/15	7/15/15	0.115	1,312	2,045	26
3/6/15	5/20/15	6/15/15	0.115	1,311	2,036	28
3/6/15	4/20/15	5/15/15	0.115	1,311	1,950	28
3/6/15	3/20/15	4/15/15	0.115	1,095	877	12
			$1.380	$15,530	23,355	$267

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On July 28, 2017, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
November 16, 2017	November 20, 2017	December 15, 2017	$0.10
October 17, 2017	October 19, 2017	November 15, 2017	$0.10
September 18, 2017	September 20, 2017	October 16, 2017	$0.10

After paying distributions of $0.30 per share and earning $0.24 per share for the quarter, the Company’s undistributed spillover income as of June 30, 2017 was $0.08 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 10. Financial highlights

The following table shows financial highlights for the Company:

	Six Months Ended June 30,
	2017		2016
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$12.09		$13.85
Net investment income	0.53		0.77
Realized loss on investments	(0.93)		(0.25)
Unrealized appreciation (depreciation) on investments	0.78		(0.41)
Net increase in net assets resulting from operations	0.38		0.11
Distributions declared(1)	(0.60)		(0.69)
From net investment income	(0.60)		(0.69)
From net realized gain on investments	—		—
Return of capital	—		—
Net asset value at end of period	$11.87		$13.27
Per share market value, beginning of period	$10.53		$11.73
Per share market value, end of period	$11.33		$12.20
Total return based on a market value(2)	10.4%		9.9%
Shares outstanding at end of period	11,519,180		11,548,149
Ratios to average net assets:
Expenses without incentive fees	8.5	%(3)	9.5	%(3)
Incentive fees	1.2	%(3)	2.7	%(3)
Net expenses	9.7	%(3)	12.2	%(3)
Net investment income with incentive fees	8.8	%(3)	11.4	%(3)
Net assets at the end of the period	$136,762		$153,230
Average net asset value	$138,464		$156,733
Average debt per share	$6.20		$9.49
Portfolio turnover ratio	28.2%		13.4%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(3)	Annualized.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of June 30, 2017, 99.0%, or $163.2 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as distributions for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Term loans	37	$164,895	92.1%	44	$186,186	96.0%
Warrants	72	7,341	4.1	78	6,362	3.3
Other investments	3	5,900	3.3	2	600	0.3
Equity	5	948	0.5	5	855	0.4
Total		$179,084	100.0%		$194,033	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
		(In thousands)
Beginning portfolio	$180,114	$245,035	$194,003	$250,267
New debt investments	22,074	15,187	47,990	31,687
Principal payments received on investments	(8,441)	(13,800)	(20,332)	(23,786)
Early pay-offs	(12,308)	(8,632)	(39,517)	(16,729)
Accretion of debt investment fees	433	379	938	741
New debt investment fees	(420)	(230)	(690)	(519)
New equity	—	11	—	56
Proceeds from sale of investments	(346)	(99)	(1,572)	(935)
Net realized gain (loss) on investments	175	(871)	(10,670)	(2,788)
Net unrealized (depreciation) appreciation on investments	(2,197)	(3,714)	8,934	(4,728)
Ending portfolio	$179,084	$233,266	$179,084	$233,266

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$26,752	16.2%	$40,612	21.8%
Medical Device	8,703	5.3	13,003	7.0
Technology
Communications	7,788	4.7	76	0.1
Consumer-Related	18,620	11.3	20,631	11.1
Internet and Media	30,941	18.8	7,933	4.2
Materials	9,898	6.0	9,874	5.3
Networking	—	—	3,306	1.8
Power Management	1,727	1.1	2,220	1.2
Semiconductors	1,880	1.1	7,528	4.0
Software	41,222	25.0	53,349	28.7
Cleantech
Energy Efficiency	—	—	1,942	1.0
Waste Recycling	5,984	3.6	5,964	3.2
Healthcare Information and Services
Diagnostics	3,000	1.8	4,081	2.2
Other	3,606	2.2	5,770	3.1
Software	4,774	2.9	9,897	5.3
Total	$164,895	100.0%	$186,186	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 29% and 24% of total debt investments outstanding as of June 30, 2017 and December 31, 2016, respectively. No single debt investment represented more than 10% of our total debt investments as of June 30, 2017 and December 31, 2016.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of June 30, 2017 and December 31, 2016, our debt investments had a weighted average credit rating of 3.0. The following table shows the classification of our debt investment portfolio by credit rating as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	8	$26,132	15.8%	6	$29,721	16.0%
3	23	124,123	75.3	28	131,605	70.6
2	3	7,040	4.3	6	13,360	7.2
1	3	7,600	4.6	4	11,500	6.2
Total	37	$164,895	100.0%	44	$186,186	100.0%

As of June 30, 2017, there were three debt investments with an internal credit rating of 1, with an aggregate cost of $16.0 million and an aggregate fair value of $7.6 million. As of December 31, 2016, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $26.2 million and an aggregate fair value of $11.5 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended June 30, 2017 and 2016

The following table shows consolidated results of operations for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30,
	2017	2016
	(In thousands)
Total investment income	$5,878	$9,092
Total expenses	3,124	4,665
Net investment income before excise tax	2,754	4,427
Credit for excise tax	—	(85)
Net investment income	2,754	4,512
Net realized gain (loss) on investments	176	(876)
Net unrealized depreciation on investments	(2,197)	(3,714)
Net increase (decrease) in net assets resulting from operations	$733	$(78)
Average debt investments, at fair value	$159,879	$234,186
Average borrowings outstanding	$56,989	$107,067

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $3.2 million, or 35.3%, to $5.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. For the three months ended June 30, 2017, total investment income consisted primarily of $5.4 million in interest income from investments, which included $1.2 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.5 million in fee income. Interest income on investments decreased by $3.4 million, or 38.3%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Interest income on investments decreased primarily due to a decrease of $74.3 million, or 31.7%, in the average size of our investment portfolio for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Fee income, which includes success fee and prepayment fee income on debt investments, increased by $0.2 million, or 51.3%, to $0.5 million primarily due to prepayment fees earned on higher principal prepayments and fees charged for waivers or amendments received during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

For the three months ended June 30, 2017 and 2016, our dollar-weighted annualized yield on average debt investments was 14.7% and 15.5%, respectively, and our investment portfolio (including non-income producing investments) had an overall total return of 13.5% and 15.1%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 28% and 17%, respectively, of investment income for the three months ended June 30, 2017 and 2016.

Expenses

Total expenses decreased by $1.5 million, or 33.0%, to $3.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $0.4 million, or 28.3%, to $1.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings of $50.1 million, or 46.8%, which was partially offset by an increase in our effective cost of debt for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Base management fee expense decreased by $0.4 million, or 28.8%, to $0.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Base management fee decreased primarily due to a decrease of $74.3 million, or 31.7%, in the average size of our investment portfolio for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Performance based incentive fee expense decreased by $0.6 million, or 60.6%, to $0.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Performance based incentive fee expense decreased due to lower pre-incentive fee net investment income for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, as well as the fact that the incentive fee expense for the three months ended June 30, 2017 was limited by the cap and deferral mechanism, or the Incentive Fee Cap and Deferral Mechanism, under our Investment Management Agreement. This resulted in $0.2 million of reduced expense and additional net investment income for the three months ended June 30, 2017. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap and Deferral Mechanism due to the cumulative incentive fees paid since July 1, 2014 exceeding the cumulative pre-incentive fee net return since July 1, 2015.

Administrative fee expense decreased by $0.1 million, or 32.0%, to $0.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Administrative fee expense decreased primarily due to a decrease in our allocated costs of compensation incurred by the Advisor on our behalf for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses remained flat at $0.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

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

During the three months ended June 30, 2017, we realized net gains totaling $0.2 million primarily due to the realized gains on the sale of equity received upon the exercise of warrants. During the three months ended June 30, 2016, we realized net losses totaling $0.9 million primarily due to the resolution of one debt investment.

During the three months ended June 30, 2017, net unrealized depreciation on investments totaled $2.2 million which was primarily due to the unrealized depreciation on two debt investments. During the three months ended June 30, 2016, net unrealized depreciation on investments totaled $3.7 million which was primarily due to the unrealized depreciation on one debt investment offset by the reversal of previously recorded unrealized depreciation on one debt investment that was settled during the period.

Comparison of the six months ended June 30, 2017 and 2016

The following table shows consolidated results of operations for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Total investment income	$12,841	$18,389
Total expenses	6,720	9,565
Net investment income before excise tax	6,121	8,824
Credit for excise tax	—	(85)
Net investment income	6,121	8,909
Net realized loss on investments	(10,670)	(2,862)
Net unrealized appreciation (depreciation) on investments	8,934	(4,728)
Net increase in net assets resulting from operations	$4,385	$1,319
Average debt investments, at fair value	$170,225	$237,174
Average borrowings outstanding	$71,442	$109,551

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $5.5 million, or 30.2%, to $12.8 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. For the six months ended June 30, 2017, total investment income consisted primarily of $11.7 million in interest income from investments, which included $2.9 million in income from the accretion of origination fees and ETPs, and $1.1 million in fee income. Interest income on investments decreased by $6.1 million, or 34.2%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Interest income on investments decreased primarily due to a decrease of $66.9 million, or 28.2%, in the average size of our investment portfolio for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Fee income, which includes success fee and prepayment fee income on debt investments, increased by $0.5 million, or 91.0%, to $1.1 million primarily due to fees earned on higher principal prepayments received during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

For the six months ended June 30, 2017 and 2016, our dollar-weighted annualized yield on average debt investments was 15.1% and 15.5%, respectively, and our investment portfolio (including non-income producing investments) had an overall total return of 14.1% and 15.1%, respectively. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 21% and 18%, respectively, of investment income for the six months ended June 30, 2017 and 2016.

Expenses

Total expenses decreased by $2.8 million, or 29.7%, to $6.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $0.6 million, or 21.2%, to $2.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings of $38.1 million, or 34.8%, which was partially offset by an increase in our effective cost of debt for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Base management fee expense decreased by $0.7 million, or 26.4%, to $1.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Base management fee expense decreased primarily due to a decrease of $66.9 million, or 28.2%, in the average size of our investment portfolio for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Performance based incentive fee expense decreased by $1.3 million, or 60.7%, to $0.8 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Performance based incentive fee expense decreased due to lower pre-incentive fee net investment income for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, as well as the fact that the incentive fee expense for the six months ended June 30, 2017 was limited by the Incentive Fee Cap and Deferral Mechanism under our Investment Management Agreement. This resulted in $0.6 million of reduced expense and additional net investment income for the six months ended June 30, 2017. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap and Deferral Mechanism due to the cumulative incentive fees paid since July 1, 2014 exceeding the cumulative pre-incentive fee net return since July 1, 2015.

Administrative fee expense decreased by $0.2 million, or 31.5%, to $0.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Administrative fee expense decreased primarily due to a decrease in our allocated costs of compensation incurred by the Advisor on our behalf for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses were $1.2 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

During the six months ended June 30, 2017, we realized net losses totaling $10.7 million primarily due to the resolution of two debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants. During the six months ended June 30, 2016, we realized net losses totaling $2.9 million primarily due to the resolution of two debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants.

During the six months ended June 30, 2017, net unrealized appreciation on investments totaled $8.9 million which was primarily due to reversal of previously recorded unrealized depreciation on two debt investments that were settled during the period, partially offset by the unrealized depreciation on two debt investments. During the six months ended June 30, 2016, net unrealized depreciation on investments totaled $4.7 million which was primarily due to the unrealized depreciation on one debt investment.

Liquidity and capital resources

As of June 30, 2017 and December 31, 2016, we had cash of $12.3 million and $37.1 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our 7.375% notes due 2019, or the 2019 Notes, and our fixed-rate asset-backed notes, or the Asset-Backed Notes.

On April 27, 2017, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2018 or the repurchase of $5.0 million of our common stock. During the three and six months ended June 30, 2017 and 2016, we did not complete any repurchases of our common stock. From the inception of the stock repurchase program through June 30, 2017, we repurchased 161,542 shares of our common stock at an average price of $11.27 on the open market at a total cost of $1.8 million.

At June 30, 2017 and December 31, 2016, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association, or Key, was $23.0 million and $63.0 million, respectively. As of June 30, 2017 and December 31, 2016, we had borrowing capacity under the Key Facility of $72.0 million and $32.0 million, respectively. At June 30, 2017 and December 31, 2016, $37.4 million and $4.6 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities provided cash of $22.0 million for the six months ended June 30, 2017, and our financing activities used cash of $46.8 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments, partially offset by investments made in portfolio companies. Our financing activities used cash primarily to repay the Key Facility and pay distributions to our stockholders.

Our operating activities provided cash of $18.1 million for the six months ended June 30, 2016, and our financing activities used cash of $22.6 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments partially offset by investments made in portfolio companies. Our financing activities used cash primarily to fully pay off our Asset-Backed Notes and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$95,000	$23,000	$72,000	$95,000	$63,000	$32,000
2019 Notes	33,000	33,000	—	33,000	33,000	—
Total before debt issuance costs	128,000	56,000	72,000	128,000	96,000	32,000
Unamortized debt issuance costs attributable to term borrowings	—	(309)	—	—	(403)	—
Total borrowings outstanding, net	$128,000	$55,691	$72,000	$128,000	$95,597	$32,000

We entered into the Key Facility with Key effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 1.22% and 0.77% on June 30, 2017 and December 31, 2016, respectively. The interest rate in effect was 4.30% and 4.00%, respectively, as of June 30, 2017 and December 31, 2016. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On March 23, 2012, we issued and sold an aggregate principal amount of $30 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3 million of the 2019 Notes. The 2019 Notes will mature on March 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bear interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2017, we were in material compliance with the terms of the 2019 Notes. The 2019 Notes are listed on the New York Stock Exchange under the symbol “HTF”.

On June 28, 2013, we completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of ours, issued $90 million in the Asset-Backed Notes, which were rated A1(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by 2013-1 Trust and were backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The Asset-Backed Notes were secured obligations of 2013-1 Trust and non-recourse to us. In connection with the issuance and sale of the Asset-Backed Notes, we made customary representations, warranties and covenants. The Asset-Backed Notes bore interest at a fixed rate of 3.00% per annum and had a stated maturity of May 15, 2018. As of June 13, 2016, the Asset-Backed Notes were repaid in full.

Under the terms of the Asset-Backed Notes, we were required to maintain a reserve cash balance, funded through principal collections from the underlying securitized debt portfolio, which could have been used to make monthly interest and principal payments on the Asset-Backed Notes.

Other Assets

As of June 30, 2017 and December 31, 2016, other assets were $1.7 million and $2.1 million, respectively, which were primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2017:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$56,000	$—	$47,079	$8,921	$—
Unfunded commitments	30,000	22,500	7,500	—	—
Total	$86,000	$22,500	$54,579	$8,921	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2017, we had unfunded commitments of $30.0 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of June 30, 2017, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

In addition, in order to be subject to tax as a RIC and to avoid the imposition of corporate-level tax on the income and gains we distribute to our stockholders in respect of any tax year, we are required under the Code to distribute as dividends to our stockholders out of assets legally available for distribution each tax year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any. Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings for a fiscal year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should review any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2017 and 2016, we paid the Advisor $1.3 million and $2.3 million, respectively, pursuant to the Investment Management Agreement. During the six months ended June 30, 2017 and 2016, we paid the Advisor $2.7 million and $4.7 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended June 30, 2017 and 2016, we paid the Advisor $0.2 million and $0.3 million, respectively, pursuant to the Administration Agreement. During the six months ended June 30, 2017 and 2016, we paid the Advisor $0.4 million and $0.6 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and six months ended June 30, 2017 and 2016, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2017 and December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates.
We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2017 and December 31, 2016, 99% and 96%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our June 30, 2017 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income), the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$4,468	$700	$3,768
Up 200 basis points	$3,048	$466	$2,582
Up 100 basis points	$1,574	$233	$1,341
Down 300 basis points	$(1,539)	$(70)	$(1,469)
Down 200 basis points	$(1,219)	$(70)	$(1,149)
Down 100 basis points	$(899)	$(70)	$(829)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2019 Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision, subject to a floor of 0.75% per annum, based on a LIBOR index which resets monthly, and any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2017 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016.

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

Horizon Technology Finance Corporation

Date: August 1, 2017	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: August 1, 2017	By:	/s/ Daniel R. Trolio
		Name:	Daniel R. Trolio
		Title:	Chief Financial Officer

