Form 10-K
period 2017-12-31
Horizon Technology Finance Corp
filed 2018-03-06
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER: 814-00802

HORIZON TECHNOLOGY FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	27-2114934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
312 Farmington Avenue,
Farmington, CT	06032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (860) 676-8654

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

6.25% Notes due 2022	The New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2017 based on the closing price on that date of $11.33 on the Nasdaq Global Select Market was $128.7 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 11,522,710 shares of the Registrant’s common stock outstanding as of March 1, 2018.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms:

•	“we,” “us,” “our” “the Company” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation, a Delaware corporation, and its consolidated subsidiaries;

•	The “Advisor” and the “Administrator” refer to Horizon Technology Finance Management LLC, a Delaware limited liability company;

•	“Credit II” refers to Horizon Credit II LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and our direct subsidiary;

•	“Key” refers to KeyBank National Association and “Key Facility” refers to the revolving credit facility with Key;

•	“2022 Notes” refers to the $37.4 million aggregate principal amount of our 6.25% unsecured notes due 2022, which were issued in September and October 2017;

•	“2019 Notes” refers to the $33.0 million aggregate principal amount of our 7.375% senior unsecured notes due 2019, which were redeemed in full in October 2017;

•	“2013-1 Securitization” refers to the $189.3 million securitization of secured loans we completed on June 28, 2013;

•	“Asset-Backed Notes” refers to the $90.0 million aggregate principal amount of fixed-rate asset-backed notes that were issued in conjunction with the 2013-1 Securitization, which were paid off in June 2016; and

•	The “2013-1 Trust” refers to Horizon Funding Trust 2013-1, a Delaware trust.

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

From the commencement of operations of our predecessor on March 4, 2008 through December 31, 2017, we funded 158 portfolio companies and invested $975.0 million in debt investments. As of December 31, 2017, our debt investment portfolio consisted of 33 debt investments with an aggregate fair value of $203.8 million. As of December 31, 2017, 99.4%, or $202.6 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2017, our net assets were $135.1 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade”. Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2017, our debt investment portfolio had a dollar-weighted yield of 15.1% (excluding any yield from warrants, equity and other investments). We calculate the yield on dollar-weighted average debt investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the year ended December 31, 2017, our investment portfolio (including any yield from warrants, equity and other investments) had a dollar-weighted yield of 14.0%. We calculate the yield on dollar-weighted average investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of all investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted yield on average investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

As of December 31, 2017, our debt investments had a dollar-weighted average term of 47 months from inception and a dollar-weighted average remaining term of 38 months. As of December 31, 2017, substantially all of our debt investments had an original committed principal amount of between $3 million and $20 million, repayment terms of between 21 and 60 months and bore current pay interest at annual interest rates of between 9% and 14%.

For the year ended December 31, 2017, our total return based on market value was 17.9%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) the aggregate amount of distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2017, we held warrants to purchase stock, predominantly preferred stock, in 72 portfolio companies, equity positions in six portfolio companies and success fee arrangements in 10 portfolio companies.

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

Our Advisor is led by five senior managers including Robert D. Pomeroy, Jr., our Chief Executive Officer, Gerald A. Michaud, our President, Daniel R. Trolio, our Senior Vice President and Chief Financial Officer, John C. Bombara, our Senior Vice President, General Counsel and Chief Compliance Officer, and Daniel S. Devorsetz, our Senior Vice President and Chief Investment Officer.

Our strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the loans we make and capital appreciation from the warrants we receive when making such loans. To further implement our business strategy, we expect our Advisor to continue to employ the following core strategies:

•	Structured investments in the venture capital and private and public equity markets. We make loans to development-stage companies within our Target Industries typically in the form of secured loans. The secured debt structure provides a lower risk strategy, as compared to equity or unsecured debt investments, to participate in the emerging technology markets because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current-pay interest and amortization of principal and have a senior position to equity and unsecured debt in the borrower’s capital structure in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our debt investments primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the debt investment upon a default. Only the potential gains from warrants depend upon equity investment exits.

•	“Enterprise value” lending. We and our Advisor take an enterprise value approach to structuring and underwriting loans. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the applicable portfolio company’s particular technology, service or customer base. We secure our lien position against the enterprise value of each portfolio company.

•	Creative products with attractive risk-adjusted pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Venture Loans. These funding needs include funds for additional development “runways,” funds to hire or retain sales staff or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current-pay interest, commitment fees, end-of-term payments, or ETPs, pre-payment fees, success fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ financing requirements while mitigating risk and maximizing returns on our investments.

•	Opportunity for enhanced returns. To enhance our debt investment portfolio returns, in addition to interest and fees, we frequently obtain warrants to purchase the equity of our portfolio companies as additional consideration for making debt investments. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors.

•	Direct origination. We originate transactions directly with technology, life science, healthcare information and services and cleantech companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.

•	Disciplined and balanced underwriting and portfolio management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance our investment portfolio to reduce the risk of down market cycles associated with any particular industry or sector, development-stage or geographic area by quarterly reviewing each criteria and, in the event there is an overconcentration, seeking investment opportunities to reduce such overconcentration. Our Advisor employs a “hands on” approach to portfolio management, requiring private portfolio companies to provide monthly financial information and to participate in regular updates on performance and future plans. For public companies, our Advisor typically relies on publicly reported quarterly financials.

•	Use of leverage. We use leverage to increase returns on equity through our Key Facility and our 2022 Notes. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

Market opportunity

We focus our investments primarily in four key industries of the emerging technology market: technology, life science, healthcare information and services and cleantech. The technology sectors we focus on include communications, networking, data storage, software, cloud computing, semiconductor, internet and media and consumer-related technologies. The life science sectors we focus on include biotechnology, drug discovery, drug delivery, bioinformatics and medical devices. The healthcare information and services sectors we focus on include diagnostics, electronic medical record services and software and other healthcare related services and technologies that improve efficiency and quality of administered healthcare. The cleantech sectors we focus on include alternative energy, power management, energy efficiency, green building materials and waste recycling. We refer to all of these companies as “technology-related” companies because the companies are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We intend, under normal market conditions, to invest at least 80% of the value of our total assets in such companies.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, which include the following:

Consistently execute commitments and close transactions.  Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $1.4 billion to more than 225 companies since operations commenced in 2004.

Robust direct origination capabilities.  Our Advisor has significant experience originating Venture Loans in our Target Industries. This experience has given our Advisor a deep knowledge of our Target Industries and an extensive base of transaction sources and references.

Highly experienced and cohesive management team.  Our Advisor’s senior management team of experienced professionals has been together since our inception. This consistency allows companies, their management teams and their investors to rely on consistent and predictable service, loan products and terms and underwriting standards.

Relationships with venture capital and private equity investors.  Our Advisor has developed strong relationships with venture capital and private equity firms and their partners.

Well-known brand name.  Our Advisor has originated Venture Loans to more than 225 companies in our Target Industries under the “Horizon Technology Finance” brand.

Competition

We compete to provide financing to development-stage companies in our Target Industries with a number of investment funds and other BDCs, as well as traditional financial services companies such as commercial banks and other financing sources. Some of our competitors are larger and have greater financial and other resources than we do. We believe we compete effectively with these entities primarily on the basis of the experience, industry knowledge and contacts of our Advisor’s investment professionals, our Advisor’s responsiveness, efficient investment analysis and decision-making processes, its creative financing products and its customized investment terms. We do not intend to compete primarily on the interest rates we offer and believe that some competitors make loans with rates that are comparable to or lower than our rates. For additional information concerning our competitive position and competitive risks, see “Item 1A — Risk Factors — Risks related to our business and structure — We operate in a highly competitive market for investment opportunities, and if we are not able to compete effectively, our business, results of operations and financial condition may be adversely affected and the value of your investment in us could decline.”

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

Portfolio management and reporting.   Our Advisor maintains a “hands on” approach to maintain communication with our portfolio companies. At least quarterly, our Advisor contacts our portfolio companies for operational and financial updates by phone and performs reviews. Our Advisor may contact portfolio companies deemed to have greater credit risk on a monthly or more frequent basis. Our Advisor requires all private companies to provide financial statements, typically monthly. For public companies, our Advisor typically relies on publicly reported quarterly financials. This allows our Advisor to identify any unexpected developments in the financial performance or condition of our portfolio company.

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

The following table describes each rating level:

Rating
4	The portfolio company has performed in excess of our expectations as demonstrated by exceeding revenue milestones, clinical milestones or other operating metrics or as a result of raising capital well in excess of our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value greatly exceeds our loan balance; it has achieved cash flow positive operations or has sufficient cash resources to cover the remaining balance of the loan; there is strong potential for warrant gains from our warrants; and there is a high likelihood that the borrower will receive favorable future financing to support operations. Loans rated 4 are the lowest risk profile in our portfolio and have no expected risk of principal loss.
3	The portfolio company has performed to our expectations as demonstrated by meeting revenue milestones, clinical milestones or other operating metrics. It has raised, or is expected to raise, capital consistent with our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value comfortably exceeds our loan balance; it has sufficient cash resources to operate according to its plan; it is expected to raise additional capital as needed; and there continues to be potential for warrant gains from our warrants. New loans are typically rated 3 when approved and thereafter 3-rated loans represent a standard risk profile, with no principal loss currently expected.
2	The portfolio company has performed below our expectations as demonstrated by missing revenue milestones, delayed clinical progress or otherwise failing to meet projected operating metrics. It may have raised capital in support of the poorer performance but generally on less favorable terms than originally contemplated at the time of underwriting. Generally the portfolio company displays one or more of the following: its enterprise value exceeds our loan balance but at a lower multiple than originally expected; it has sufficient cash to operate according to its plan but liquidity may be tight; and it is planning to raise additional capital but there is uncertainty and the potential for warrant gains from our warrants are possible, but unlikely. Loans rated 2 represent an increased level of risk of loss of principal. While no loss is currently anticipated for a 2-rated loan, there is potential for future loss of principal.
1	The portfolio company has performed well below plan as demonstrated by materially missing revenue milestones, delayed or failed clinical progress or otherwise failing to meet operating metrics. The portfolio company has not raised sufficient capital to operate effectively or retire its debt obligation to us. Generally the portfolio company displays one or more of the following: its enterprise value may not exceed our loan balance; it has insufficient cash to operate according to its plan and liquidity may be tight; and there are uncertain plans to raise additional capital or the portfolio company is being sold under distressed conditions. There is no potential for warrant gains from our warrants. Loans rated 1 are generally put on non-accrual status and represent a high degree of risk of loss of principal.

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

The Advisor agreed to waive the base management fee relating to the proceeds raised in a public offering of our common stock that closed on March 24, 2015, or the 2015 Offering, to the extent such fee is not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeds distributions declared on shares of our common stock for the applicable quarter. As of December 31, 2015, condition (ii) above was met, as our net investment income exceeded distributions declared for the quarters ended September 30, 2015 and December 31, 2015, and our Advisor is not obligated to waive the base management fee with respect to proceeds from the 2015 Offering for any future quarter.

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

From time to time, our advisor may pay amounts owed by us to third party providers of goods or services. We subsequently reimburse our advisor for such amounts paid on our behalf. Generally, our expenses are expensed as incurred in accordance with U.S. generally accepted accounting principles, or GAAP. To the extent we incur costs that should be capitalized and amortized into expense we also do so in accordance with GAAP, which may include amortizing such amount on a straight line basis over the life of the asset or the life of the services or product being performed or provided.

Limitation of liability and indemnification

The Investment Management Agreement provides that our Advisor and its officers, managers, partners, agents, employees, controlling persons and any other person or entity affiliated with our Advisor are not liable to us for any act or omission by it in the supervision or management of our investment activities or for any loss sustained by us except for acts or omissions constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the Investment Management Agreement. The Investment Management Agreement also provides, subject to certain conditions, for indemnification by us of our Advisor and its officers, managers, partners, agents, employees, controlling persons and any other person or entity affiliated with our Advisor for liabilities incurred by them in connection with their services to us (including any liabilities associated with an action or suit by or in the right of us or our stockholders), but excluding liabilities for acts or omissions constituting willful misfeasance, bad faith or gross negligence or reckless disregard of their duties under the Investment Management Agreement.

Board approval of the Investment Management Agreement

Our Board held an in-person meeting on July 28, 2017 at which it considered and reapproved our Investment Management Agreement for an additional one-year period. In its consideration of the Investment Management Agreement, our Board focused on information it had received relating to (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and its discussions related thereto, our Board, including a majority of the directors who are not interested persons of us, concluded that the investment management fee rates were reasonable in relation to the services to be provided.

Duration and termination

The Investment Management Agreement was reapproved by our Board, and by a majority of our independent directors, on July 28, 2017. Unless terminated earlier as described below, it will continue in effect from year to year thereafter if approved annually by our Board including a majority of our directors who are not interested persons or by the affirmative vote of the holders of a majority of our outstanding voting securities and a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other party. See “Item 1A — Risk Factors — Risks related to our business and structure — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.”

Administration Agreement

The Administration Agreement was considered and reapproved by our Board, and by a majority of our independent directors, on July 28, 2017. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Board reviews the allocation of expenses shared with the Advisor or other clients of the Advisor, if any, on a periodic basis to confirm that the allocations are reasonable and appropriate in light of the provisions of the Investment Management Agreement and Administration Agreement and then-current circumstances.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates may be precluded from co-investing in transactions for which terms other than price are negotiated by our affiliates. As a result of one or more of these situations, we may not be able to invest as much as we otherwise would in certain investments or may not be able to liquidate a position as quickly. On November 27, 2017, the SEC granted us, our Advisor and certain of our affiliates an exemptive relief order permitting us to co-invest with certain affiliated funds in negotiated investments, subject to the terms and conditions of the order.

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

Code of ethics

We and our Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended, or the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the relevant code of ethics’ requirements. You may read and copy each code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is attached as Exhibit 14.1 to our Annual Report on Form10-K for the fiscal year ended December 31, 2016 filed on March 7, 2017 and is available on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as our Advisor’s management fee is payable to our Advisor based on our gross assets less cash and cash equivalents, including those assets acquired through the use of leverage, our Advisor may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, holders of our common stock bear the burden of any increase in our expenses, as a result of leverage, including any increase in the management fee payable to our Advisor.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-21.16%	-12.50%	-3.83%	4.84%	13.50%

(1)	Assumes $234 million in total assets, $95 million in outstanding debt, $135 million in net assets, and an average cost of borrowed funds of 5.44% at December 31, 2017.

Based on our outstanding indebtedness of $95 million as of December 31, 2017 and the average cost of borrowed funds of 5.44% as of that date, our investment portfolio would have been required to experience an annual return of at least 2.54% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

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

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility or 2022 Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until August 12, 2018. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on August 12, 2020, unless such date is extended in accordance with its terms. All outstanding amounts on our 2022 Notes are due and payable on September 15, 2022 unless redeemed prior to that date. If we are unable to increase, renew or replace the Key Facility or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

Because we distribute all or substantially all of our investment company taxable income to our stockholders, we will need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

To satisfy the requirements applicable to a RIC, to avoid incurring excise taxes and to minimize or to avoid incurring corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our investment company taxable income and net capital gains. However, we may retain all or a portion of our net capital gains, incur any applicable income taxes with respect thereto, and elect to treat such retained net capital gains as deemed distributions to our stockholders. As a BDC, we generally are required to maintain coverage of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we continue to need capital to grow our debt investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are limited in our ability to issue equity securities at a price below the then-current NAV per share. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

As a BDC, we generally are not able to issue our common stock at a price below the then-current NAV per share without first obtaining the approval of our stockholders and our independent directors. If our common stock trades at a price below NAV per share and we do not receive such approval, our business could be materially adversely affected.

As a BDC, we generally are not able to issue our common stock at a price below the then-current NAV per share without first obtaining the approval of our stockholders and our independent directors. Stockholder approval to offer our common stock at a price below NAV per share expired in January 2016, but we may seek such approval again in the future. If our common stock trades at a price below NAV per share and we do not receive approval from our stockholders and our independent directors to issue common stock at a price below NAV per share, we cannot raise capital through the issuance of common stock. This may limit our ability: to grow and make new investments; to attract and retain top investment professionals; to maintain deal flow and relations with top companies in our Target Industries and related entities such as venture capital and private equity sponsors; and to sustain a minimum efficient scale for a public company.

We are subject to risks associated with a rising interest rate environment that may affect our cost of capital and net investment income.

Since the economic downturn that began in mid-2007, interest rates have remained low. Due to several factors, including longer-term inflationary pressure that may result from the U.S. government’s fiscal policies, the end of the Federal Reserve quantitative easing program and recent increases in the Federal Funds rate, we expect to experience rising interest rates, rather than falling rates in the future.

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

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults on our investments in such portfolio companies.  In addition, increasing payment obligations under floating rate loans may cause borrowers to refinance or otherwise repay our loans earlier than they otherwise would, requiring us to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

On July 27, 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR (the “Federal Reserve Board Notice”). The Federal Reserve Bank of New York said that the publication of these alternative rates is targeted to commence by mid-2018.

At this time, it is not possible to predict the effect of the FCA Announcement, the Federal Reserve Board Notice, or other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined.

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

To qualify as a RIC under the Code, we must meet certain source-of-income and asset diversification requirements contained in Subchapter M of the Code, as well as maintain our election to be regulated as a BDC under the 1940 Act. We must also meet the Annual Distribution Requirement in order to avoid the imposition of corporate-level income taxes on all of our taxable income, regardless of whether we make any distributions to our stockholders.

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

The Annual Distribution Requirement is satisfied if we distribute dividends to our stockholders in each tax year of an amount generally equal to at least 90% of our investment company taxable income, determined without regard to any deductions for dividends paid. If we borrow money, we may be subject to certain asset coverage requirements under the 1940 Act and loan covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be eligible to be subject to taxation as a RIC, assuming we do not qualify for or take advantage of certain remedial provisions, and, thus, may be subject to corporate-level income taxes.

If we were to fail to qualify as a RIC for any reason and become subject to a corporate-level income taxes, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the NAV of our common stock and the total return, if any, obtainable from your investment in our common stock. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions before requalifying as a RIC. See “Item 1. Business—Regulation.”

Impact of Recently Enacted Federal Tax Legislation

Significant U.S. federal tax reform legislation was recently enacted that, among many other changes, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the use of net operating losses, and under certain circumstances requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us and our portfolio companies is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation.

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

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may become subject to a corporate-level income taxes on all of our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2017, 2016 and 2015 was 9.5%, 12.6% and 8.9%, respectively.

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

The borrowing needs of our portfolio companies are unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded commitments to extend credit, which could have a material adverse effect on our reputation in the market and our ability to generate incremental lending activity and may subject us to lender liability claims.

A commitment to extend credit is an agreement to lend funds to our portfolio companies as long as there is no violation of any condition established under the agreement. Because of the credit profile of our portfolio companies, we typically have a substantial amount of total unfunded credit commitments, which amount is not reflected on our balance sheet. The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of equity financing from venture capital firms or otherwise. In addition, limited partner investors of some of our portfolio companies may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our portfolio companies’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our portfolio companies may have a material adverse effect on our reputation in the market and our ability to generate incremental lending activity and may subject us to lender liability claims.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are prohibited from acquiring any assets other than qualifying assets (as defined under the 1940 Act) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment and meets the other specified requirements. As of December 31, 2017 and 2016, 100% of our assets were qualifying assets. We may decide to make other investments that are not qualifying assets to the extent permitted by the 1940 Act.

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

We and our portfolio companies are subject to regulation at the U.S. local, state and federal level. We are also subject to federal, state and local laws and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and any amendments thereto that may be enacted, on us and our portfolio companies is subject to continuing uncertainty. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. President Trump and certain members of Congress have indicated they will seek to amend or repeal portion of the Dodd-Frank Act, among other federal laws. We cannot predict the ultimate effect on us or our portfolio companies that changes in the laws and regulations would have as a result of the Dodd-Frank Act, or whether and the extent to which the Dodd-Frank Act may remain in its current form. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to or repeal of the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of our Advisor to other types of investments in which our Advisor may have little or no expertise or experience. Any such changes, if they occur could have a material adverse effect on our results of operations and the value of your investment.

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

Our Advisor is considered to be our affiliate under the 1940 Act, as is any person that controls, or is under common control with us or our Advisor. We are generally prohibited from buying or selling any security from or to, or entering into “joint” transactions with, such affiliates without prior approval of our independent directors and, in some cases, exemptive relief from the SEC.

We may, however, invest alongside other clients of our Advisor in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and/or exemptive relief issued by the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Advisor, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our Advisor’s other clients as otherwise permissible under regulatory guidance and applicable regulations. Such investments will be allocated in accordance with our Advisor’s allocation policy, and this allocation policy is periodically approved by our Advisor and reviewed by our independent directors. We expect that allocation determinations will be made similarly for other accounts sponsored or managed by our Advisor. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Advisor’s pre-transaction determination; however, if insufficient securities or loan amounts are available, the opportunity will generally be allocated pro rata based on each affiliate’s available initial allocation in the asset class being allocated. We cannot assure you that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

On November 27, 2017, we were granted exemptive relief from the SEC that permits greater flexibility to negotiate the terms of co-investments if our Board determines in advance that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. We cannot assure you, however, that we will develop opportunities that comply with such limitations.

In situations where co-investment with other accounts managed by our Advisor is not permitted or appropriate, our Advisor will need to decide which client will proceed with the investment. Our Advisor’s allocation policy provides, in such circumstances, for investments to be allocated on a random or rotational basis to assure that all clients have fair and equitable access to such investment opportunities over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by our Advisor has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, the Board will determine the fair value of these securities in good faith as described above in “— Because many of our investments typically are not and will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our NAV.” In connection with that determination, investment professionals from the Advisor may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s management fee is based, in part, on our gross assets less cash and cash equivalents and our incentive fees will be based, in part, on unrealized appreciation and depreciation on our investments.

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

Our business plan and growth strategy depend to a significant extent upon our Advisor’s referral relationships. If our Advisor is unable to develop new or maintain existing relationships, or if these relationships fail to generate investment opportunities, our business could be materially adversely affected.

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

Our business is highly dependent on the Advisor and its affiliates’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, floods, tornadoes and hurricanes;

•	disease pandemics; and

•	events arising from local or larger scale political or social matters, including terrorist acts.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may have opportunities to make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by our Advisors’ allocation policy.

Economic recessions or downturns could adversely affect our business and that of our portfolio companies which may have an adverse effect on our business, results of operations and financial condition.

General economic conditions may affect our activities and the operation and value of our portfolio companies. Economic slowdowns or recessions may result in a decrease of institutional equity investment, which would limit our lending opportunities. Furthermore, many of our portfolio companies are susceptible to economic or industry centric slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a material decrease in revenues, net income and assets. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

From late 2007 until early 2009, global credit and other financial markets suffered substantial stress and disruption, significantly diminishing overall confidence in the debt and equity markets. While financial conditions have since recovered, any new period of market disruption may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets.

Our investment strategy focuses on investments in development-stage companies in our Target Industries, which are subject to many risks, including volatility, intense competition, shortened product life cycles and periodic downturns, and would be rated below “investment grade.”

We intend to invest, under normal circumstances, most of the value of our total assets (including the amount of any borrowings for investment purposes) in development-stage companies, which may have relatively limited operating histories, in our Target Industries. Many of these companies may have narrow product lines and small market shares, compared to larger established, publicly owned firms, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. The revenues, income (or losses) and valuations of development-stage companies in our Target Industries can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. These companies may also have more limited access to capital and higher funding costs. In addition, development-stage technology markets are generally characterized by abrupt business cycles and intense competition, and the competitive environment can change abruptly due to rapidly evolving technology. Therefore, our portfolio companies may face considerably more risk than companies in other industry sectors. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us and may materially adversely affect the return on, or the recovery of, our investments in these businesses.

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

As a BDC, we are required to carry our investments at fair value, which is the market value of our investments or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures approved by our Board in accordance with our valuation policy. We are not permitted to maintain a reserve for debt investment losses. Decreases in the fair values of our investments, which can occur rapidly based upon developments affecting our portfolio companies, are recorded as unrealized depreciation. Any unrealized depreciation in our debt investments could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected debt investments. This could result in realized losses in the future and ultimately reduces our income available for distribution in future periods.

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

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of such companies’ business and financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. These events could harm our financial condition and operating results.

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

We plan to invest primarily in debt investments issued by our portfolio companies. Some of our portfolio companies are permitted to have other debt that ranks equally with, or senior to, our debt investments in the portfolio company. By their terms, these debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our debt investments. These debt instruments may prohibit the portfolio companies from paying interest on or repaying our investments in the event of, and during, the continuance of a default under the debt instruments. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any payment in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with our debt investments, we would have to share on a pro rata basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy.

There may be circumstances where our debt investments could be subordinated to claims of other creditors, or we could be subject to lender liability claims.

Even though certain of our investments are structured as senior debt investments, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors or an out-of-court restructuring might enable other lenders to become effectively senior to our claims. We may also be subject to lender liability claims for actions taken by us with respect to a portfolio company’s business, including in rendering significant managerial assistance, or instances where we exercise control over the portfolio company.

An investment strategy that primarily includes investments in privately held companies presents certain challenges, including a lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

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

Officers and employees of our Advisor may serve as directors of, or in a similar capacity with, our portfolio companies, the securities of which are purchased or sold on our behalf. If we obtain material non-public information with respect to such portfolio companies, or we become subject to trading restrictions under the internal trading policies of those portfolio companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or disposing of the securities of such portfolio companies, and this prohibition may have an adverse effect on us.

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

If a portfolio company enters a bankruptcy process, we will be subject to a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

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

Some of our portfolio companies operate in industries that are highly regulated by federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or uncertainty regarding such changes or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns.

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

Further, the development of products (including medical devices or drugs) by life science companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement by insurers in the United States (including Medicare and Medicaid) and abroad, or gain and maintain market approval of products. In addition, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, failure to establish or maintain intellectual property rights, infringement by others of a company’s intellectual property rights, or infringement by a company of intellectual property rights of others.

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

As part of our investment strategy, we have invested, and plan to invest in the future, in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

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

In some cases, we collateralize our debt investments with a secured collateral position in a portfolio company's assets, which may include a negative pledge or, to a lesser extent, no security interest on their intellectual property. In the event of a default on a debt investment, the intellectual property of the portfolio company would most likely be liquidated to provide proceeds to pay the creditors of the portfolio company. There can be no assurance that our security interest, if any, in the proceeds of the intellectual property will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests.

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

Risks related to our securities

There is a risk that investors in our equity securities may not receive distributions, that our distributions may not grow over time or that a portion of distributions paid to you may be a return of capital.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more risk factors described in this report. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with BDC regulation and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, the amount available for distribution could be reduced.

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

We or our Advisor could become the target of securities class action litigation or other similar claims if our stock price fluctuates significantly or for other reasons. The outcome of any such proceedings could materially adversely affect our business, financial condition and/or operating results and could continue without resolution for long periods of time. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.

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

Stockholders experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions payable to stockholders that are participants in our dividend reinvestment plan, or DRIP, are automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the DRIP will experience dilution in their ownership interest over time.

Stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock.

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

Our 2022 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our 2022 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2022 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes.

Our 2022 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Our 2022 Notes are obligations exclusively of Horizon Technology Finance Corporation, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2022 Notes and the 2022 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2022 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2022 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2022 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise.

In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2022 Notes.

The indenture under which our 2022 Notes were issued contains limited protection for holders of our 2022 Notes.

The indenture under which the 2022 Notes were issued offers limited protection to holders of the 2022 Notes. The terms of the indenture and the 2022 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the 2022 Notes. In particular, the terms of the indenture and the 2022 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2022 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2022 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2022 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2022 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(l) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);

•	pay dividends on, or purchase or redeem or make any payments in respect of capital stock or other securities ranking junior in right of payment to the 2022 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(l) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock unless our asset coverage, as defined in the 1940 Act, equals at least 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 2022 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2022 Notes do not protect holders of the 2022 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2022 Notes may have important consequences for holders of the 2022 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2022 Notes or negatively affecting the trading value of the 2022 Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and the 2022 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2022 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2022 Notes.

An active trading market for our 2022 Notes may not exist, which could limit holders’ ability to sell our 2022 Notes or affect the market price of the 2022 Notes.

The 2022 Notes are listed on the New York Stock Exchange, or NYSE, under the symbol “HTFA”. However, we cannot provide any assurances that an active trading market for the 2022 Notes will exist in the future or that you will be able to sell your 2022 Notes. Even if an active trading market does exist, the 2022 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the 2022 Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2022 Notes for an indefinite period of time.

The optional redemption provision may materially adversely affect the return on the 2022 Notes.

The 2022 Notes are redeemable in whole or in part at any time or from time to time on or after September 15, 2019 at our sole option. We may choose to redeem the 2022 Notes at times when prevailing interest rates are lower than the interest rate paid on the 2022 Notes. In this circumstance, the holders of the 2022 Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the 2022 Notes being redeemed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our 2022 Notes.

Any default under the agreements governing our indebtedness, including a default under the Key Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2022 Notes and substantially decrease the market value of the 2022 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Key Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lender under the Key Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Key Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lender under the Key Facility, could proceed against the collateral securing the debt. Because the Key Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the 2022 Notes to a foreign financial institution, or “FFI,” or non-financial foreign entity, or “NFFE” (including such an institution or entity acting as an intermediary), may be subject to a U.S. withholding tax of 30% under U.S. Foreign Account Tax Compliance Act provisions of the Code (commonly referred to as “FATCA”). This withholding tax may apply to payments of interest on the 2022 Notes as well as, after December 31, 2018, to payments made upon maturity, redemption, or sale of the 2022 Notes, unless the FFI or NFFE complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any Notes are held, the holder could be subject to this 30% withholding tax in respect of any interest paid on the 2022 Notes as well as any proceeds from the sale or other disposition of the 2022 Notes. Holders of the 2022 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in the 2022 Notes.

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

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock and distributions

Our common stock is traded on Nasdaq, under the symbol “HRZN.” The following table sets forth, for each fiscal quarter since January 1, 2016, the range of high and low closing sales price of our common stock, the premium or discount of the closing sales price to our NAV and the distributions declared per share by us.

		Closing Sales Price		Premium/ Discount of High Sales Price to	Premium/ Discount of Low Sales Price to	Distributions Declared Per
Period	NAV(1)	High	Low	NAV(2)	NAV(2)	Share (3)
Year ended December 31, 2017
Fourth Quarter	$11.72	$11.50	$10.55	(2)%	(10)%	$0.30	(4)
Third Quarter	$11.81	$11.71	$10.09	(1)%	(15)%	$0.30
Second Quarter	$11.87	$11.72	$11.00	(1)%	(7)%	$0.30
First Quarter	$12.11	$11.67	$10.03	(4)%	(17)%	$0.30
Year ended December 31, 2016
Fourth Quarter	$12.09	$13.74	$9.83	14%	(19)%	$0.30
Third Quarter	$12.44	$13.86	$12.43	11%	—%	$0.345
Second Quarter	$13.27	$12.20	$11.23	(8)%	(15)%	$0.345
First Quarter	$13.62	$12.02	$9.42	(12)%	(31)%	$0.345

(1)	NAV per share determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)	We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, unless they specifically opt out of the DRIP so as to receive cash distributions.

(4)	$0.10 of which is payable on March 15, 2018.

The last reported price for our common stock on March 1, 2018 was $10.56 per share, which represented a 10% discount to NAV per share. As of March 1, 2018 we had 12 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2017, 2016 and 2015.

Issuer Purchases of Equity Securities

On April 27, 2017, our Board extended a previously authorized stock repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. Unless extended by our Board, the repurchase program will expire on the earlier of June 30, 2018 and the repurchase of $5.0 million of common stock. During the quarter ended December 31, 2017, we did not purchase any common stock. During the year ended December 31, 2017, we repurchased 5,923 shares of our common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. During the year ended December 31, 2016, we repurchased 48,160 shares of our common stock at an average price of $10.66 on the open market for a total cost of $0.5 million. During the year ended December 31, 2015, we repurchased 113,382 shares of our common stock at an average price of $11.53 on the open market for a total cost of $1.3 million. From the inception of the stock repurchase program through December 31, 2017, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

Any shares repurchased by us may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. In addition, as any shares repurchased pursuant to the stock repurchase plan will be purchased at a price below the net asset value per share as reported in our most recent financial statements, share repurchases may have the effect of increasing our net asset value per share.

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

In addition, in order to be eligible for the special tax treatment accorded to RICs and to avoid the imposition of corporate level tax on the income and gains we distribute to our stockholders, each tax year we are required under the Code to distribute as dividends of an amount generally at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid to our stockholders. We refer to such amount as the Annual Distribution Requirement in this annual report on Form 10-K. Additionally, we must distribute, in respect of each calendar year, dividends of an amount generally at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income or capital gain net income for preceding years that was not distributed during such years and on which we previously did not incur any U.S. federal income tax in order to avoid the imposition of a 4% U.S. federal excise tax. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

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

The following table reflects the monthly cash distributions, including dividends and returns of capital per share that our Board has declared since January 1, 2016, including shares issued under our DRIP, on our common stock:

Record Dates	Payment Date	Distributions Declared
Year ended December 31, 2017
February 21, 2018	March 15, 2018	$0.10
January 22, 2018	February 15, 2018	0.10
December 20, 2017	January 17, 2018	0.10
November 20, 2017	December 15, 2017	0.10
October 19, 2017	November 15, 2017	0.10
September 20, 2017	October 16, 2017	0.10
August 18, 2017	September 15, 2017	0.10
July 20, 2017	August 15, 2017	0.10
June 20, 2017	July 14, 2017	0.10
May 19, 2017	June 15, 2017	0.10
April 21, 2017	May 16, 2017	0.10
March 20, 2017	April 18, 2017	0.10
Total		$1.20

Year ended December 31, 2016
February 22, 2017	March 15, 2017	$0.10
January 19, 2017	February 15, 2017	0.10
December 20, 2016	January 13, 2017	0.10
November 18, 2016	December 15, 2016	0.115
October 20, 2016	November 15, 2016	0.115
September 20, 2016	October 17, 2016	0.115
August 19, 2016	September 15, 2016	0.115
July 20, 2016	August 15, 2016	0.115
June 20, 2016	July 15, 2016	0.115
May 19, 2016	June 15, 2016	0.115
April 20, 2016	May 16, 2016	0.115
March 18, 2016	April 15, 2016	0.115
Total		$1.335

On March 1, 2018, our Board declared distributions as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
May 16, 2018	May 17, 2018	June 15, 2018	$0.10
April 18, 2018	April 19, 2018	May 15, 2018	$0.10
March 16, 2018	March 19, 2018	April 17, 2018	$0.10

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Wells Fargo BDC Index, for the period from December 30, 2012 through December 31, 2017. The graph assumes that, on December 31, 2012, a person invested $100 in each of our common stock, the S&P 500 Index and the Wells Fargo BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected consolidated financial data of the Company as of December 31, 2017, 2016, 2015, 2014 and 2013, and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. These selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the years ended December 31,
(Dollars in thousands, except per share data and portfolio company counts)	2017	2016	2015	2014	2013
Statement of Operations Data:
Total investment income	$25,777	$32,984	$31,110	$31,254	$33,643
Base management fee	3,786	4,727	4,747	4,648	5,353
Performance based incentive fee	1,714	2,126	3,501	2,112	3,318
All other expenses	8,034	9,119	9,212	13,962	11,605
Base management and performance based incentive fees waived	(79)	—	(346)	(345)	(144)
Net investment income before excise tax	12,322	17,012	13,996	10,877	13,511
Provision (credit) for excise tax	25	(87)	—	160	240
Net investment income	12,297	17,099	13,996	10,717	13,271
Net realized loss on investments	(21,191)	(7,776)	(1,650)	(3,576)	(7,509)
Net unrealized appreciation (depreciation) on investments	18,485	(14,236)	(490)	8,289	(2,254)
Net increase (decrease) in net assets resulting from operations	$9,591	$(4,913)	$11,856	$15,430	$3,508
Dollar amount of distributions declared	$13,823	$15,403	$15,793	$13,282	$13,236
Per Share Data:
Net asset value	$11.72	$12.09	$13.85	$14.36	$14.14
Net investment income	1.07	1.48	1.25	1.11	1.38
Net realized loss on investments	(1.84)	(0.67)	(0.15)	(0.37)	(0.78)
Net change in unrealized appreciation (depreciation) on investments	1.60	(1.24)	(0.04)	0.86	(0.23)
Net increase (decrease) in net assets resulting from operations	0.83	(0.43)	1.06	1.60	0.37
Per share distributions declared	1.20	1.335	1.38	1.38	1.38
Statement of Assets and Liabilities Data:
Investments, at fair value	$222,099	$194,003	$250,267	$205,101	$221,284
Other assets	12,047	45,249	30,629	20,095	42,453
Total assets	234,146	239,252	280,896	225,196	263,737
Borrowings	94,075	95,597	114,954	81,753	122,343
Total liabilities	99,071	100,060	121,145	86,948	127,902
Total net assets	$135,075	$139,192	$159,751	$138,248	$135,835
Other data:
Weighted yield on debt investments at fair value	15.1%	14.9%	14.2%	15.3%	14.4%
Weighted yield on all portfolio investments at fair value	14.0%	14.4%	13.7%	14.8%	14.1%
Number of portfolio companies at period end:
Debt investments	33	44	52	50	49
Warrants investments	72	78	83	75	73
Equity investments	6	5	6	4	4
Other investments	4	2	1	1	1

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

Forward-looking statements

This annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing debt investments, warrants and other investments;
•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our Advisor;
•	the impact of increased competition;
•	the impact of investments we intend to make and future acquisitions and divestitures;
•	the unfavorable resolution of legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	our regulatory structure and tax status;
•	our ability to qualify and maintain qualification as a RIC and as a BDC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;
•	the ability of our portfolio companies to achieve their objective;
•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
•	our contractual arrangements and relationships with third parties;
•	our ability to access capital and any future financings by us;
•	the ability of our Advisor to attract and retain highly talented professionals; and
•	the impact of changes to tax legislation and, generally, our tax position.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including quarterly reports on Form 10-Q and current reports on Form 8-K.

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act and Sections 21E(b)(2)(B) and (D) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this annual report on Form 10-K or any periodic reports we file under the Exchange Act.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of December 31, 2017, 99.4%, or $202.6 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
	(Dollars in thousands)
Debt investments	33	$203,793	91.8%	44	$186,186	96.0%
Warrants	72	9,090	4.0	78	6,362	3.3
Other investments	4	7,700	3.5	2	600	0.3
Equity	6	1,516	0.7	5	855	0.4
Total		$222,099	100.0%		$194,003	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Beginning portfolio	$194,003	$250,267
New debt investments	139,256	59,858
Less refinanced debt investments	(3,700)	—
Net new debt investments	135,556	59,858
Principal payments received on investments	(30,477)	(49,403)
Early pay-offs	(72,613)	(46,357)
Accretion of debt investment fees	1,881	1,562
New debt investment fees	(1,705)	(931)
New equity	—	84
Proceeds from sale of investments	(1,840)	(984)
Net realized loss on investments	(21,191)	(7,696)
Net appreciation (depreciation) on investments	18,485	(12,397)
Ending portfolio	$222,099	$194,003

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$15,015	7.4%	$40,612	21.8%
Drug Delivery	6,830	3.4	—	—
Medical Device	36,173	17.7	13,003	7.0
Technology
Communications	19,549	9.6	76	0.1
Consumer-Related	10,918	5.3	20,631	11.1
Internet and Media	38,899	19.1	7,933	4.2
Materials	9,324	4.6	9,874	5.3
Networking	—	—	3,306	1.8
Power Management	1,234	0.6	2,220	1.2
Semiconductors	3,345	1.6	7,528	4.0
Software	53,994	26.5	53,349	28.7
Cleantech
Energy Efficiency	—	—	1,942	1.0
Waste Recycling	—	—	5,964	3.2
Healthcare Information and Services
Diagnostics	—	—	4,081	2.2
Other	—	—	5,770	3.1
Software	8,512	4.2	9,897	5.3
Total	$203,793	100.0%	$186,186	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 29% and 24% of total debt investments outstanding as of December 31, 2017 and 2016, respectively. No single debt investment represented more than 10% of our total debt investments as of December 31, 2017 or 2016.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2017 and 2016, our debt investments had a weighted average credit rating of 3.0. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
	(Dollars in thousands)
Credit Rating
4	4	$18,701	9.2%	6	$29,721	16.0%
3	25	176,560	86.6	28	131,605	70.6
2	3	5,632	2.8	6	13,360	7.2
1	1	2,900	1.4	4	11,500	6.2
Total	33	$203,793	100.0%	44	$186,186	100.0%

As of December 31, 2017, there was one debt investment with an internal credit rating of 1, with a cost of $3.0 million and a fair value of $2.9 million. As of December 31, 2016, there were four debt investments with an internal credit rating of 1, with a cost of $26.2 million and a fair value of $11.5 million.

Consolidated results of operations

The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(In thousands)
Total investment income	$25,777	$32,984	$31,110
Total expenses	13,534	15,972	17,460
Management and performance based incentive fees waived	(79)	—	(346)
Net expenses	13,455	15,972	17,114
Net investment income before excise tax	12,322	17,012	13,996
Provision (credit) for excise tax	25	(87)	—
Net investment income	12,297	17,099	13,996
Net realized loss on investments	(21,191)	(7,776)	(1,650)
Net unrealized appreciation (depreciation) on investments	18,485	(14,236)	(490)
Net increase (decrease) in net assets resulting from operations	$9,591	$(4,913)	$11,856
Average debt investments, at fair value	$170,685	$221,257	$219,848
Average borrowings outstanding	$75,960	$102,875	$87,976

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $7.2 million, or 21.8%, to $25.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. For the year ended December 31, 2017, total investment income consisted primarily of $23.8 million in interest income from investments, which included $5.8 million in income from the accretion of origination fees and ETPs and $2.0 million in fee income. Interest income on investments decreased by $7.6 million, or 24.3%, to $23.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Interest income on investments decreased primarily due to a decrease of $50.6 million, or 22.9%, in the average size of our investment portfolio for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Fee income, which includes success fee and prepayment fee income on debt investments, increased by $0.4 million, or 26.9%, primarily due to fees earned on higher principal prepayments received during the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

For the years ended December 31, 2017, 2016 and 2015, our dollar-weighted yield on average debt investments (excluding any yield from warrants, equity and other investments) was 15.1%, 14.9% and 14.2%, respectively. We calculate the yield on dollar-weighted average debt investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the years ended December 31, 2017, 2016 and 2015, our investment portfolio (including any yield from warrants, equity and other investments) had an overall total return of 14.0%, 14.4% and 13.7%, respectively. We calculate the yield on dollar-weighted average investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted yield on average investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 14%, 17% and 14% of investment income for the years ended December 31, 2017, 2016 and 2015, respectively.

Expenses

Total net expenses decreased by $2.5 million, or 15.8%, to $13.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Total net expenses decreased by $1.1 million, or 6.7%, to $16.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $0.7 million, or 12.1%, to $5.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings of $26.9 million, or 26.2%, which was partially offset by the acceleration of $0.2 million of unamortized debt issuance costs related to the redemption of the 2019 Notes and an increase in our effective cost of debt for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Interest expense increased by $0.1 million, or 2.1%, to $5.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $14.9 million, or 16.9%, which was partially offset by a decrease in our effective cost of debt for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Base management fee expense decreased by $0.9 million, or 19.9%, to $3.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Base management fee expense decreased primarily due to a decrease of $50.6 million, or 22.9%, in the average size of our investment portfolio for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Base management fee expense increased by $0.3 million, or 7.4%, to $4.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, after giving effect to waivers of $0.3 million in base management fees for the year ended December 31, 2015. Base management fee increased for the year ended December 31, 2016 compared to December 31, 2015 primarily due to the waiver of base management fees of $0.3 million in 2015 in connection with the 2015 Offering.

As noted above, our Advisor agreed to waive its base management fee relating to the proceeds raised in the 2015 Offering, to the extent such fee was not otherwise waived and regardless of the application of the proceeds raised, until the earlier to occur of (i) March 31, 2016 or (ii) the last day of the second consecutive calendar quarter in which our net investment income exceeded distributions declared on shares of our common stock for the applicable quarter. During the year ended December 31, 2015, our Advisor waived $0.3 million of base management fees. As of December 31, 2015, condition (ii) above had been met, as our net investment income exceeded distributions declared for the quarters ended September 30, 2015 and December 31, 2015.

Performance based incentive fee expense, net of waivers, decreased by $0.5 million, or 23.1%, to $1.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Performance based incentive fee expense decreased due to a decrease of $5.3 million, or 27.5%, to $13.9 million in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The Incentive Fee Cap and Deferral Mechanism resulted in $1.1 million of reduced incentive fee expense and thus increased net investment income for the year ended December 31, 2017. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism during the year ended December 31, 2017 due to the cumulative incentive fees paid to the Advisor exceeding the Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-Back Period. (See Item 1 above, “Investment Management Agreement.”) Performance based incentive fee expense decreased by $1.4 million, or 39.3%, to $2.1 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Performance based incentive fee expense decreased because the incentive fee expense for the three months ended September 30, 2016 and December 31, 2016 was limited by the incentive fee cap and deferral mechanism under our Investment Management Agreement. This resulted in $1.7 million of reduced expense and additional net investment income for the year ended December 31, 2016. The incentive fee on pre-incentive fee net investment income was subject to the incentive fee cap and deferral mechanism due to net realized and unrealized losses in the portfolio during the year ended December 31, 2016 totaling $22.0 million.

Administrative fee expense decreased by $0.2 million, or 19.6%, to $0.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Administrative fee expense decreased primarily due to a decrease in our allocated costs of compensation incurred by the Advisor on our behalf for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Administrative fee expense decreased by $0.3 million, or 22.7%, to $0.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Administrative fee expense decreased primarily due to a decrease in our allocated costs of compensation incurred by the Advisor on our behalf for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

In 2017 and 2016, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2017 and 2016, we elected to carry forward taxable income in excess of current year distributions of $1.0 million and $1.8 million, respectively. At December 31, 2017 and 2016, excise tax payable of $0.03 million and $0.1 million, respectively, was recorded.

Professional fees and general and administrative expenses primarily include legal and audit fees and insurance premiums. These expenses were $2.2 million, $2.3 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

During the year ended December 31, 2017, we realized net losses totaling $21.2 million primarily due to the resolution of four debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants. One debt investment was settled, which resulted in a realized loss of $5.8 million and unrealized appreciation of $5.8 million. One debt investment was settled for net cash proceeds of $1.3 million, which resulted in a realized loss of $3.0 million and unrealized appreciation of $2.8 million. Two debt investments were settled for a royalty and sale agreements collectively fair valued at $7.5 million, which resulted in a realized loss of $12.4 million and unrealized appreciation of $11.8 million. During the year ended December 31, 2016, we realized net losses totaling $7.8 million primarily due to the resolution of three debt investments. One debt investment was settled for net cash proceeds of $3.6 million, which resulted in a realized loss of $4.5 million and unrealized appreciation of $4.6 million. One debt investment was settled for net cash proceeds of $0.2 million and a royalty and sale agreement fair valued at $0.4 million, which resulted in a realized loss of $2.2 million and unrealized appreciation of $2.2 million. One debt investment was settled for cash proceeds which resulted in a realized loss of $0.9 million and unrealized appreciation of $0.7 million. During the year ended December 31, 2015, we realized net losses totaling $1.7 million primarily due to the resolution of one debt investment partially offset by realized gains on the sale of equity received upon the exercise of warrants. The debt investment was settled for a net cash payment of $4.9 million, which resulted in a realized loss of $1.8 million and unrealized appreciation of $1.8 million.

During the year ended December 31, 2017, net unrealized appreciation on investments totaled $18.5 million which was primarily due to the reversal of previously recorded unrealized depreciation on four debt investments that were settled during the period. During the year ended December 31, 2016, net unrealized depreciation on investments totaled $14.2 million which was primarily due to the unrealized depreciation on three debt investments offset by the reversal of previously recorded unrealized depreciation on one debt investment. During the year ended December 31, 2015, net unrealized depreciation on investments totaled $0.5 million which was primarily due to the unrealized depreciation on one debt investment offset by the reversal of previously recorded unrealized depreciation on one debt investment that was settled during the period, described above.

Liquidity and capital resources

As of December 31, 2017 and 2016, we had cash of $6.6 million and $37.1 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities, issuance of our 2019 Notes and issuance of our 2022 Notes.

On April 27, 2017, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2018 or the repurchase of $5.0 million of our common stock. During the year ended December 31, 2017, we repurchased 5,923 shares of our common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. During the year ended December 31, 2016, we repurchased 48,160 shares of our common stock at an average price of $10.66 on the open market for a total cost of $0.5 million. During the year ended December 31, 2015, we repurchased 113,382 shares of our common stock at an average price of $11.53 on the open market for a total cost of $1.3 million. From the inception of the stock repurchase program through December 31, 2017, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At December 31, 2017 and 2016, the outstanding principal balance under the Key Facility was $58.0 million and $63.0 million, respectively. As of December 31, 2017 and 2016, we had borrowing capacity under the Key Facility of $37.0 million and $32.0 million, respectively. At December 31, 2017 and 2016, $23.6 million and $4.6 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $14.8 million for the year ended December 31, 2017, and our financing activities used cash of $15.7 million for the same period. Our operating activities used cash primarily for investments made in portfolio companies, partially offset by principal payments received on our debt investments. Our financing activities used cash primarily to redeem the 2019 Notes, pay down the Key Facility and pay distributions to our stockholders, partially offset by the issuance of the 2022 Notes.

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

Current borrowings

The following table shows our borrowings as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$95,000	$58,000	$37,000	$95,000	$63,000	$32,000
2022 Notes	37,375	37,375	—	—	—	—
2019 Notes	—	—	—	33,000	33,000	—
Total before debt issuance costs	132,375	95,375	37,000	128,000	96,000	32,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,300)	—	—	(403)	—
Total borrowings outstanding, net	$132,375	$94,075	$37,000	$128,000	$95,597	$32,000

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 1.56% and 0.77% as of December 31, 2017 and 2016, respectively. The interest rate in effect was 4.61% and 4.00%, respectively, as of December 31, 2017 and 2016. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On March 23, 2012, we issued and sold an aggregate principal amount of $30.0 million 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3.0 million of the 2019 Notes. The 2019 Notes had a stated maturity of March 15, 2019 and were redeemable in whole or in part at our option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bore interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes were our direct, unsecured obligations and (1) ranked equally in right of payment with our future unsecured indebtedness; (2) were senior in right of payment to any of our future indebtedness that expressly provided it was subordinated to the 2019 Notes; (3) were effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that was initially unsecured to which we subsequently granted security), to the extent of the value of the assets securing such indebtedness and (4) were structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. On October 30, 2017, or the Redemption Date, we redeemed all of the issued and outstanding 2019 Notes in an aggregate principal amount of $33.0 million and paid accrued interest of $0.3 million. The 2019 Notes were delisted effective on the Redemption Date.

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December, 31, 2017, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

On June 28, 2013, we completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of ours, issued $90.0 million in the Asset-Backed Notes, which were rated A1(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by 2013-1 Trust and were backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of such portfolio companies. The Asset-Backed Notes were secured obligations of 2013-1 Trust and non-recourse to us. In connection with the issuance and sale of the Asset-Backed Notes, we made customary representations, warranties and covenants. The Asset-Backed Notes bore interest at a fixed rate of 3.00% per annum and had a stated maturity of May 15, 2018. As of December 31, 2016, the Asset-Backed Notes were repaid in full.

Other assets

As of December 31, 2017 and 2016, other assets were $1.5 million and $2.1 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2017:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$95,375	$—	$39,915	$55,460	$—
Unfunded commitments	33,250	28,250	5,000	—	—
Total	$128,625	$28,250	$44,915	$55,460	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2017, we had unfunded commitments of $33.3 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of December 31, 2017, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2017, 2016 and 2015, we paid the Advisor $5.4 million, $6.9 million and $7.9 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the years ended December 31, 2017, 2016 and 2015, we paid the Advisor $0.7 million, $0.9 million and $1.1 million, respectively, pursuant to the Administration Agreement.

The predecessor of the Advisor has granted the Company a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor may manage other investment vehicles, or Advisor Funds, with the same investment strategy as us. The Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in negotiated investments. On November 27, 2017, we were granted exemptive relief from the SEC which permits us to co-invest with Advisor Funds, subject to certain conditions.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the year ended December 31, 2017, we recognized as interest income interest payments of $0.1 million received from one portfolio company whose debt investment was on non-accrual status. For the year ended December 31, 2016, we did not recognize interest income from debt investments on non-accrual status. For the year ended December 31, 2015, we recognized as interest income interest payments of $0.2 million received from one portfolio company whose debt investment was on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services – Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2017 and 2016.

Recently issued accounting pronouncement

In April 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends existing revenue recognition guidance to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning on or after December 15, 2017. We have evaluated ASU 2014-09 and determined it will not have a material impact on our consolidated financial statements and disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2017 and 2016, 99% and 96%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our December 31, 2017 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income), the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$6,012	$1,764	$4,248
Up 200 basis points	$4,036	$1,176	$2,860
Up 100 basis points	$2,051	$588	$1,463
Down 300 basis points	$(1,107)	$(359)	$(748)
Down 200 basis points	$(1,107)	$(359)	$(748)
Down 100 basis points	$(1,012)	$(359)	$(653)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2022 Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision, subject to a floor of 0.75% per annum, based on a LIBOR index which resets monthly, and any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which appears in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Horizon Technology Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian or borrower or by other appropriate auditing procedures where replies from the custodian or borrowers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

New York, New York

March 6, 2018

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and the Board of Directors

Horizon Technology Finance Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Horizon Technology Finance Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and our report dated March 6, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
New York, New York
March 6, 2018

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,
	2017	2016

Assets
Non-affiliate investments at fair value (cost of $219,303 and $211,627, respectively) (Note 4)	$218,600	$194,003
Affiliate investments at fair value (cost of $3,774)(Note 5)	3,499	—
Total investments at fair value (cost of $223,077 and $211,627, respectively)	222,099	194,003
Cash	6,594	37,135
Interest receivable	3,986	6,036
Other assets	1,467	2,078
Total assets	$234,146	$239,252

Liabilities
Borrowings (Note 7)	$94,075	$95,597
Distributions payable	3,456	3,453
Base management fee payable (Note 3)	379	337
Incentive fee payable (Note 3)	541	—
Other accrued expenses	620	673
Total liabilities	99,071	100,060

Commitments and Contingencies (Note 8 and 9)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,687,871 and 11,671,966 shares issued and 11,520,406 and 11,510,424 shares outstanding as of December 31, 2017 and 2016, respectively	12	12
Paid-in capital in excess of par	179,641	179,551
Distributions in excess of net investment income	(1,898)	(397)
Net unrealized depreciation on investments	(978)	(19,463)
Net realized loss on investments	(41,702)	(20,511)
Total net assets	135,075	139,192
Total liabilities and net assets	$234,146	$239,252
Net asset value per common share	$11.72	$12.09

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Investment income
Interest income on non-affiliate investments	$23,538	$31,397	$28,650
Interest income on affiliate investments	225	—	—
Total interest income on investments	23,763	31,397	28,650
Fee income
Prepayment fee income on non-affiliate investments	1,432	794	1,289
Fee income on non-affiliate investments	567	793	1,171
Fee income on affiliate investments	15	—	—
Total investment income	25,777	32,984	31,110
Expenses
Interest expense	5,167	5,878	5,757
Base management fee (Note 3)	3,786	4,727	4,747
Performance based incentive fee (Note 3)	1,714	2,126	3,501
Administrative fee (Note 3)	699	869	1,124
Professional fees	1,365	1,486	1,308
General and administrative	803	886	1,023
Total expenses	13,534	15,972	17,460
Management and performance based incentive fees waived (Note 3)	(79)	—	(346)
Net expenses	13,455	15,972	17,114
Net investment income before excise tax	12,322	17,012	13,996
Provision (credit) for excise tax (Note 8)	25	(87)	—
Net investment income	12,297	17,099	13,996
Net realized and unrealized loss on investments
Net realized loss on non-affiliate investments	(21,191)	(7,776)	(1,650)
Net realized loss on investments	(21,191)	(7,776)	(1,650)
Net unrealized appreciation (depreciation) on non-affiliate investments	18,506	(14,236)	(490)
Net unrealized depreciation on affiliate investments	(21)	—	—
Net unrealized appreciation (depreciation) on investments	18,485	(14,236)	(490)
Net realized and unrealized loss on investments	(2,706)	(22,012)	(2,140)
Net increase (decrease) in net assets resulting from operations	$9,591	$(4,913)	$11,856
Net investment income per common share	$1.07	$1.48	$1.25
Net increase (decrease) in net assets per common share	$0.83	$(0.43)	$1.06
Distributions declared per share	$1.20	$1.335	$1.38
Weighted average shares outstanding	11,516,846	11,543,708	11,180,864

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Accumulated Undistributed (Distributions in Excess of) Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2014	9,628,124	$10	$155,240	$(1,102)	$(4,737)	$(11,163)	$138,248
Issuance of common stock, net of offering costs	2,000,000	2	26,504	—	—	—	26,506
Net increase in net assets resulting from operations, net of excise tax	—	—	—	13,996	(490)	(1,650)	11,856
Issuance of common stock under dividend reinvestment plan	20,470	—	247	—	—	—	247
Repurchase of common stock	(113,382)	—	(1,313)	—	—	—	(1,313)
Distributions declared	—	—	—	(15,793)	—	—	(15,793)
Reclassification of permanent tax differences (Note 2)	—	—	(971)	893	—	78	—
Balance at December 31, 2015	11,535,212	12	179,707	(2,006)	(5,227)	(12,735)	159,751
Net decrease in net assets resulting from operations, net of excise tax	—	—	—	17,099	(14,236)	(7,776)	(4,913)
Issuance of common stock under dividend reinvestment plan	23,372	—	273	—	—	—	273
Repurchase of common stock	(48,160)	—	(516)	—	—	—	(516)
Distributions declared	—	—	—	(15,403)	—	—	(15,403)
Reclassification of permanent tax differences (Note 2)	—	—	87	(87)	—	—	—
Balance at December 31, 2016	11,510,424	12	179,551	(397)	(19,463)	(20,511)	139,192
Net increase in net assets resulting from operations, net of excise tax	—	—	—	12,297	18,485	(21,191)	9,591
Issuance of common stock under dividend reinvestment plan	15,905	—	174	—	—	—	174
Repurchase of common stock	(5,923)	—	(59)	—	—	—	(59)
Distributions declared	—	—	—	(13,823)	—	—	(13,823)
Reclassification of permanent tax differences (Note 2)	—	—	(25)	25	—	—	—
Balance at December 31, 2017	11,520,406	$12	$179,641	$(1,898)	$(978)	$(41,702)	$135,075

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,591	$(4,913)	$11,856
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	795	562	911
Net realized loss on investments	21,191	7,776	1,650
Net unrealized (appreciation) depreciation on investments	(18,485)	14,236	490
Purchase of investments	(135,556)	(59,858)	(123,281)
Principal payments received on investments	103,790	95,710	74,640
Proceeds from sale of investments	1,840	984	1,669
Changes in assets and liabilities:
Net decrease (increase) in investments in money market funds	—	285	(258)
Net decrease in restricted investments in money market funds	—	1,091	1,815
(Increase) decrease in interest receivable	(87)	211	(199)
Decrease (increase) in end-of-term payments	1,437	(1,861)	(1,301)
Decrease in unearned income	(176)	(712)	(203)
Decrease in other assets	289	—	634
Decrease in other accrued expenses	(53)	(125)	(11)
Increase (decrease) in base management fee payable	42	(48)	29
Increase (decrease) in incentive fee payable	541	(1,028)	229
Net cash (used in) provided by operating activities	(14,841)	52,310	(31,330)
Cash flows from financing activities:
Proceeds from issuance of 2022 Notes	37,375	—	—
Repayment of 2019 Notes	(33,000)	—	—
Proceeds from issuance of common stock, net of offering costs	—	—	26,506
Repayment of Asset-Backed Notes	—	(14,546)	(24,207)
Advances on credit facility	92,000	10,000	58,000
Repayment of credit facility	(97,000)	(15,000)	—
Distributions paid	(13,646)	(15,657)	(14,888)
Repurchase of common stock	(59)	(516)	(1,313)
Debt issuance costs	(1,370)	(221)	(420)
Net cash (used in) provided by financing activities	(15,700)	(35,940)	43,678
Net (decrease) increase in cash	(30,541)	16,370	12,348
Cash:
Beginning of period	37,135	20,765	8,417
End of period	$6,594	$37,135	$20,765
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,397	$5,305	$4,733
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$2,463	$554	$870
Distributions payable	$3,456	$3,453	$3,980
End of term payments receivable	$2,936	$5,074	$5,086

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2017

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (14)
Non-Affiliate Investments — 161.8% (8)
Non-Affiliate Debt Investments — 148.4% (8)
Non-Affiliate Debt Investments — Life Science — 43.0% (8)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.87% cash (Libor + 8.50%; Floor 9.00%), 5.00% ETP, Due 1/1/19)	$2,000	$1,980	$1,980
		Term Loan (9.87% cash (Libor + 8.50%; Floor 9.00%), 5.00% ETP, Due 8/1/19)	3,167	3,139	3,139
vTv Therapeutics Inc. (2)(5)	Biotechnology	Term Loan (11.37% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 5/1/20)	6,250	6,196	6,196
		Term Loan (11.37% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 10/1/20)	3,750	3,700	3,700
Titan Pharmaceuticals, Inc. (2)(5)	Drug Delivery	Term Loan (9.77% cash (Libor + 8.40%; Floor 9.50%), 5.00% ETP, Due 6/1/21)	3,500	3,400	3,400
		Term Loan (9.77% cash (Libor + 8.40%; Floor 9.50%), 5.00% ETP, Due 6/1/21)	3,500	3,430	3,430
Aerin Medical, Inc. (2)	Medical Device	Term Loan (8.85% cash (Libor + 7.45%; Floor 8.75%), 4.00% ETP, Due 1/1/22)	4,000	3,876	3,876
		Term Loan (8.85% cash (Libor + 7.45%; Floor 8.75%), 4.00% ETP, Due 1/1/22)	3,000	2,954	2,954
		Term Loan (8.85% cash (Libor + 7.45%; Floor 8.75%), 4.00% ETP, Due 1/1/22)	3,000	2,954	2,954
Conventus Orthopaedics, Inc. (2)	Medical Device	Term Loan (9.49% cash (Libor + 8.00%; Floor 9.25%), 6.00% ETP, Due 6/1/21)	4,000	3,928	3,928
		Term Loan (9.49% cash (Libor + 8.00%; Floor 9.25%), 6.00% ETP, Due 6/1/21)	4,000	3,928	3,928
		Term Loan (9.49% cash (Libor + 8.00%; Floor 9.25%), 6.00% ETP, Due 6/1/21)	4,000	3,928	3,928
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.87% PIK (Libor + 10.50%; Floor 11.50%), 8.91% ETP, Due 5/1/19) (13)	2,479	2,466	2,466
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (13.01% cash (Libor + 11.82%; Floor 12.00%), 6.00% ETP, Due 12/1/17)	173	173	163
		Term Loan (13.01% cash (Libor + 11.82%; Floor 12.00%), 6.00% ETP, Due 12/1/17)	173	173	163
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (10.12% cash (Libor + 8.75%; Floor 9.25%), 4.50% ETP, Due 3/1/19)	2,667	2,645	2,645
		Term Loan (10.12% cash (Libor + 8.75%; Floor 9.25%), 4.50% ETP, Due 3/1/19)	1,333	1,320	1,320
VERO Biotech LLC (2)	Medical Device	Term Loan (9.33% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	4,000	3,914	3,914
		Term Loan (9.33% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	4,000	3,934	3,934
Total Non-Affiliate Debt Investments — Life Science				58,038	58,018
Non-Affiliate Debt Investments — Technology — 99.1% (8)
Intelepeer Holdings, Inc.	Communications	Term Loan (11.39% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,888	3,888
		Term Loan (11.39% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,927	3,927
		Term Loan (11.39% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,927	3,927
PebblePost, Inc. (2)	Communications	Term Loan (10.63% cash (Libor + 9.26%; Floor 10.25%), 4.00% ETP, Due 7/1/21)	4,000	3,874	3,874
		Term Loan (10.63% cash (Libor + 9.26%; Floor 10.25%), 4.00% ETP, Due 7/1/21)	4,000	3,933	3,933
Le Tote, Inc. (2)	Consumer-related Technologies	Term Loan (11.02% cash (Libor + 9.65%; Floor 10.15%), 5.00% ETP, Due 3/1/20)	4,000	3,960	3,960
		Term Loan (11.02% cash (Libor + 9.65%; Floor 10.15%), 5.00% ETP, Due 3/1/20)	3,000	2,969	2,969
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (11.77% cash (Libor + 10.40%; Floor 10.90%), 4.25% ETP, Due 6/1/20)	2,167	2,140	2,140
		Term Loan (11.77% cash (Libor + 10.40%; Floor 10.90%), 3.80% ETP, Due 11/1/20)	1,911	1,849	1,849

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2017

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (14)
IgnitionOne, Inc. (2)	Internet and Media	Term Loan (11.60% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,832	2,832
		Term Loan (11.60% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,832	2,832
		Term Loan (11.60% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,832	2,832
		Term Loan (11.60% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,832	2,832
Jump Ramp Games, Inc. (2)	Internet and Media	Term Loan (11.10% cash (Libor + 9.73%), 3.00% ETP, Due 4/1/21)	4,000	3,942	3,942
Kixeye, Inc. (2)	Internet and Media	Term Loan (10.97% cash (Libor + 9.60%; Floor 10.75%), 2.00% ETP, Due 9/1/21)	3,000	2,900	2,900
		Term Loan (10.97% cash (Libor + 9.60%; Floor 10.75%), 2.00% ETP, Due 9/1/21)	3,000	2,945	2,945
MediaBrix, Inc. (2)	Internet and Media	Term Loan (12.37% cash (Libor + 11.00%; Floor 11.50%), 3.00% ETP, Due 1/1/20)	4,000	3,977	3,977
Rocket Lawyer Incorporated (2)	Internet and Media	Term Loan (10.77% cash (Libor + 9.40%; Floor 10.50%), 3.00% ETP, Due 7/1/21)	4,000	3,933	3,933
		Term Loan (10.77% cash (Libor + 9.40%; Floor 10.50%), 3.00% ETP, Due 7/1/21)	4,000	3,933	3,933
		Term Loan (10.77% cash (Libor + 9.40%; Floor 10.50%), 3.00% ETP, Due 11/1/21)	2,000	1,963	1,963
Zinio Holdings, LLC (2)	Internet and Media	Term Loan (12.62% cash (Libor + 11.25%; Floor 11.75%), 6.00% ETP, Due 2/1/20)	4,000	3,978	3,978
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.87% cash (Libor + 9.50%; Floor 10.00%), 7.20% ETP, Due 1/1/20)	4,653	4,578	4,578
		Term Loan (10.87% cash (Libor + 9.50%; Floor 10.00%), 6.45% ETP, Due 1/1/20)	2,327	2,289	2,289
		Term Loan (10.87% cash (Libor + 9.50%; Floor 10.00%), 5.85% ETP, Due 3/1/20)	2,500	2,457	2,457
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (12.07% cash (Libor + 10.70%; Floor 11.20%), 3.00% ETP, Due 3/1/19)	1,250	1,234	1,234
Luxtera, Inc.	Semiconductors	Term Loan (11.25% cash (Prime + 6.75%), Due 3/28/20)	2,000	1,902	1,902
		Term Loan (11.25% cash (Prime + 6.75%), Due 3/28/20)	1,500	1,443	1,443
Bridge2 Solutions, LLC. (2)	Software	Term Loan (10.62% cash (Libor + 9.25%; Floor 10.50%), 2.00% ETP, Due 11/1/21)	5,000	4,777	4,777
		Term Loan (10.62% cash (Libor + 9.25%; Floor 10.50%), 2.00% ETP, Due 11/1/21)	5,000	4,777	4,777
Digital Signal Corporation (11)(12)	Software	Term Loan (11.62% cash (Libor + 10.25%; Floor 10.43%), 5.00% ETP, Due 7/1/19)	1,290	1,256	1,210
		Term Loan (11.62% cash (Libor + 10.25%; Floor 10.43%), 5.00% ETP, Due 7/1/19)	1,290	1,256	1,210
		Term Loan (10.00% cash, Due 12/31/17)	501	501	483
Education Elements, Inc. (2)	Software	Term Loan (11.37% cash (Libor + 10.00%; Floor 10.50%), 4.00% ETP, Due 1/1/19)	800	789	789
		Term Loan (11.37% cash (Libor + 10.00%; Floor 10.50%), 4.00% ETP, Due 8/1/19)	950	937	937
Metricly, Inc.	Software	Term Loan (13.62% cash (Libor + 12.25%; Floor 12.50%), 3.33% ETP, Due 9/1/18)	184	184	184
ShopKeep.com, Inc. (2)	Software	Term Loan (11.32% cash (Libor + 9.95%; Floor 10.45%), 4.08% ETP, Due 10/1/20)	6,000	5,897	5,897
		Term Loan (11.32% cash (Libor + 9.95%; Floor 10.45%), 3.55% ETP, Due 2/1/21)	4,000	3,924	3,924
SIGNiX, Inc.	Software	Term Loan (12.37% cash (Libor + 11.00%; Floor 11.50%), 5.33% ETP, Due 2/1/20)	2,180	2,073	1,930
SilkRoad Technology, Inc. (2)	Software	Term Loan (11.72% cash (Libor + 10.35%; Floor 10.85%; Ceiling 12.85%), 5.00% ETP, Due 6/1/20)	7,000	6,904	6,904
Weblinc Corporation (2)	Software	Term Loan (11.62% cash (Libor + 10.25%; Floor 11.25%), 3.00% ETP, Due 3/1/21)	3,000	2,913	2,913

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2017

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (14)
xAd, Inc. (2)	Software	Term Loan (10.07% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	5,000	4,895	4,895
		Term Loan (10.07% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	5,000	4,895	4,895
		Term Loan (10.07% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	3,000	2,937	2,937
		Term Loan (10.07% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	2,000	1,958	1,958
Total Non-Affiliate Debt Investments — Technology				134,142	133,889
Non-Affiliate Debt Investments — Healthcare information and services — 6.3% (8)
HealthEdge Software, Inc. (2)	Software	Term Loan (9.62% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 7/1/22)	5,000	4,819	4,819
		Term Loan (9.68% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/23)	3,750	3,693	3,693
Total Non-Affiliate Debt Investments — Healthcare information and services				8,512	8,512
Total Non- Affiliate Debt Investments				200,692	200,419

Non-Affiliate Warrant Investments — 6.7% (8)
Non-Affiliate Warrants — Life Science — 1.6% (8)
ACT Biotech Corporation	Biotechnology	604,038 Preferred Stock Warrants		60	—
Alpine Immune Sciences, Inc. (5)	Biotechnology	4,634 Common Stock Warrants		122	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	73,112 Common Stock Warrants		33	—
Celsion Corporation (5)	Biotechnology	408 Common Stock Warrants		15	—
Rocket Pharmaceuticals Corporation (5)	Biotechnology	7,051 Common Stock Warrants		17	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants		51	82
Revance Therapeutics, Inc. (5)	Biotechnology	34,113 Common Stock Warrants		68	729
Sample6, Inc. (2)	Biotechnology	661,956 Preferred Stock Warrants		53	25
Strongbridge U.S. Inc. (5)	Biotechnology	160,714 Common Stock Warrants		72	794
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)	Biotechnology	95,293 Common Stock Warrants		44	82
Titan Pharmaceuticals, Inc. (2)(5)	Drug Delivery	280,612 Common Stock Warrants		88	30
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants		24	27
Aerin Medical, Inc. (2)	Medical Device	1,818,182 Preferred Stock Warrants		66	66
Conventus Orthopaedics, Inc. (2)	Medical Device	720,000 Preferred Stock Warrants		95	95
IntegenX, Inc. (2)	Medical Device	170,646 Preferred Stock Warrants		35	32
Lantos Technologies, Inc. (2)	Medical Device	471,979 Common Stock Warrants		39	145
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants		26	—
Mitralign, Inc. (2)	Medical Device	64,190 Common Stock Warrants		52	1
NinePoint Medical, Inc. (2)	Medical Device	29,102 Preferred Stock Warrants		33	2
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants		78	—
ReShape Lifesciences Inc. (5)	Medical Device	134 Common Stock Warrants		347	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants		15	12
VERO Biotech LLC (2)	Medical Device	800,000 Common Stock Warrants		53	53
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants		13	—
Total Non-Affiliate Warrants — Life Science				1,504	2,175
Non-Affiliate Warrants — Technology — 4.6% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants		32	22
Intelepeer Holdings, Inc.	Communications	2,256,549 Preferred Stock Warrants		149	110
PebblePost, Inc. (2)	Communications	598,850 Preferred Stock Warrants		92	92
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants		33	31
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	816
Le Tote, Inc. (2)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	363
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
SavingStar, Inc. (2)	Consumer-related Technologies	850,439 Preferred Stock Warrants		104	103
IgnitionOne, Inc. (2)	Internet and Media	262,910 Preferred Stock Warrants		672	668
Jump Ramp Games, Inc. (2)	Internet and Media	159,766 Preferred Stock Warrants		31	31
Kixeye, Inc. (2)	Internet and Media	791,251 Preferred Stock Warrants		75	74
Rocket Lawyer Incorporated (2)	Internet and Media	261,721 Preferred Stock Warrants		91	91
The NanoSteel Company, Inc. (2)	Materials	379,360 Preferred Stock Warrants		187	448
Nanocomp Technologies, Inc. (2)	Networking	1,440,489 Preferred Stock Warrants		67	—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2017

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (14)
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants		28	26
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants		101	40
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants		25	28
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants		59	44
Luxtera, Inc.(2)	Semiconductors	3,546,553 Preferred Stock Warrants		213	361
Soraa, Inc. (2)	Semiconductors	203,616 Preferred Stock Warrants		80	438
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants		113	99
Bridge2 Solutions, Inc. (2)	Software	125,458 Common Stock Warrants		433	760
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants		14	82
Digital Signal Corporation	Software	125,116 Common Stock Warrants		32	—
Education Elements, Inc. (2)	Software	238,121 Preferred Stock Warrants		28	28
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants		22	281
Metricly, Inc.	Software	41,569 Common Stock Warrants		48	—
Riv Data Corp. (2)	Software	321,428 Preferred Stock Warrants		12	38
ShopKeep.com, Inc. (2)	Software	193,962 Preferred Stock Warrants		118	138
SIGNiX, Inc.	Software	133,560 Preferred Stock Warrants		225	109
Skyword, Inc.	Software	301,056 Preferred Stock Warrants		48	32
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants		55	132
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants		242	464
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants		19	2
Weblinc Corporation (2)	Software	195,122 Preferred Stock Warrants		42	42
xAd, Inc. (2)	Software	4,343,350 Preferred Stock Warrants		177	177
Total Non-Affiliate Warrants — Technology				3,962	6,170
Non-Affiliate Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants		100	117
Total Non-Affiliate Warrants — Cleantech				168	117
Non-Affiliate Warrants — Healthcare information and services — 0.4% (8)
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants		54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants		44	44
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants		100	62
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants		74	59
HealthEdge Software, Inc. (2)	Software	110,644 Preferred Stock Warrants		46	46
Medsphere Systems Corporation (2)	Software	7,097,792 Preferred Stock Warrants		60	208
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants		95	207
Total Non-Affiliate Warrants — Healthcare information and services				502	628
Total Non-Affiliate Warrants				6,136	9,090

Non-Affiliate Other Investments — 5.7% (8)
Espero Pharmaceuticals, Inc.	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc.	Medical Device	Royalty Agreement		305	700
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019		4,226	100
Triple Double Holdings, LLC	Software	License Agreement		2,200	2,200
Total Non-Affiliate Other Investments				12,031	7,700

Non-Affiliate Equity — 1.0% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		238	1,035
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	183
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	49
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock		9	83
TruSignal, Inc.	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				444	1,391
Total Non-Affiliate Portfolio Investment Assets				$219,303	$218,600

Affiliate Investments — 2.6% (8)
Affiliate Debt Investments — Technology — 2.5% (8)
Decisyon, Inc.	Software	Term Loan (13.678% cash (Libor + 12.308%; Floor 12.50%), 8.00% ETP, Due 1/1/20)	$1,523	$1,522	$1,449
		Term Loan (13.678% cash (Libor + 12.308%; Floor 12.50%), 8.00% ETP, Due 1/1/20)	833	771	735
		Term Loan (12.02% PIK , Due 4/15/19) (13)	250	250	238
		Term Loan (12.03% PIK , Due 4/15/19) (13)	250	250	238
		Term Loan (12.24% PIK , Due 4/15/19) (13)	750	750	714
Total Affiliate Debt Investments — Technology				3,543	3,374

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2017

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (14)
Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc.	Software	82,967 Common Stock Warrants		46	—
Total Affiliate Warrants — Technology				46	—

Affiliate Equity — Technology — 0.1% (8)
Decisyon, Inc.	Software	45,365,936 Common Stock		185	125
Total Affiliate Equity				185	125
Total Affiliate Portfolio Investment Assets				$3,774	$3,499
Total Portfolio Investment Assets — 164.4%(8)				$223,077	$222,099

_____________________________

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All non-affiliate investments are investments in which the Company owns less than 5% ownership of the voting securities of the portfolio company. All affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2017 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), as of December 31, 2017. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment is on non-accrual status as of December 31, 2017.

(12)

Digital Signal Corporation, a Delaware corporation (“DSC”), made an assignment for the benefit of its creditors whereby DSC assigned all of its assets to DSC (assignment for the benefit of creditors), LLC (“DSC ABC”), a Delaware limited liability company, established under Delaware law to effectuate the Assignment for the Benefit of Creditors of DSC.

(13)	Debt investment has a payment-in-kind (“PIK”) feature.

(14)	Except for common stock in publicly traded companies, the fair value of the investment was valued using significant unobservable inputs.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value (14)
Debt Investments — 133.8% (8)
Debt Investments — Life Science — 38.5% (8)
Argos Therapeutics, Inc. (2)(5)	Biotechnology	Term Loan (9.38% cash (Libor + 8.75%; Floor 9.25%; Ceiling 10.75%), 5.00% ETP, Due 10/1/18)	$4,375	$4,339	$4,339
		Term Loan (9.38% cash (Libor + 8.75%; Floor 9.25%; Ceiling 10.75%), 5.00% ETP, Due 3/1/19)	5,000	4,969	4,969
New Haven Pharmaceuticals, Inc. (11)	Biotechnology	Term Loan (11.63% cash (Libor + 11.00%; Floor 11.50%), 11.42% ETP, Due 3/1/19)	1,282	1,274	651
		Term Loan (11.63% cash (Libor + 11.00%; Floor 11.50%), 11.42% ETP, Due 3/1/19)	427	424	217
		Term Loan (10.63% cash (Libor + 10.00%; Floor 10.50%), 6.10% ETP, Due 3/1/19)	1,973	1,960	1,002
		Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%), 4.00% ETP, Due 4/1/19)	6,185	6,118	3,127
		Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%), Due 1/31/17)	593	593	303
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.13% cash (Libor + 8.50%; Floor 9.00%), 5.00% ETP, Due 1/1/19)	4,000	3,960	3,960
		Term Loan (9.13% cash (Libor + 8.50%; Floor 9.00%), 5.00% ETP, Due 8/1/19)	5,000	4,955	4,955
Sample6, Inc. (2)	Biotechnology	Term Loan (9.63% cash (Libor + 9.00%; Floor 9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)	972	969	969
		Term Loan (9.63% cash (Libor + 9.00%; Floor 9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)	591	588	588
		Term Loan (9.63% cash (Libor + 9.00%; Floor 9.50%; Ceiling 11.00%), 4.00% ETP, Due 4/1/18)	2,083	2,073	2,073
Strongbridge U.S. Inc. (5)	Biotechnology	Term Loan (8.84% cash (Libor + 10.00%; Floor 10.50%), 8.00% ETP, Due 12/1/20)	7,500	7,353	7,353
vTv Therapeutics Inc. (2)(5)	Biotechnology	Term Loan (10.63% cash (Libor + 8.22%; Floor 8.75%), 6.00% ETP, Due 5/1/20)	6,250	6,106	6,106
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.50% cash (Libor + 10.50%; Floor 11.50%), 5.00% ETP, Due 2/1/18)	2,479	2,455	2,320
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (12.27% cash (Libor + 11.82%; Floor 12.00%), 4.00% ETP, Due 7/1/17)	1,352	1,344	1,344
		Term Loan (12.27% cash (Libor + 11.82%; Floor 12.00%), 4.00% ETP, Due 7/1/17)	1,352	1,344	1,344
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (9.38% cash (Libor + 8.75%; Floor 9.25%), 4.50% ETP, Due 3/1/19)	4,500	4,461	4,461
		Term Loan (9.38% cash (Libor + 8.75%; Floor 9.25%), 4.50% ETP, Due 3/1/19)	2,250	2,225	2,225
Tryton Medical, Inc. (2)	Medical Device	Term Loan (10.66% cash (Prime + 7.16%), 2.50% ETP, Due 3/1/17)	1,313	1,309	1,309
Total Debt Investments — Life Science				58,819	53,615
Debt Investments — Technology — 75.4% (8)
Ekahau, Inc. (2)	Communications	Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	57	57	57
		Term Loan (11.75% cash, 2.50% ETP, Due 2/1/17)	19	19	19
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	Term Loan (11.13% cash (Libor + 10.50%; Floor 11.00%; Ceiling 12.50%), 2.00% ETP, Due 11/1/17)	667	657	657
		Term Loan (11.13% cash (Libor + 10.50%; Floor 11.00%; Ceiling 12.50%), 2.00% ETP, Due 2/1/18)	433	424	424
		Term Loan (11.13% cash (Libor + 10.50%; Floor 11.00%; Ceiling 12.50%), 2.00% ETP, Due 4/1/18)	500	492	492
Le Tote, Inc. (2)	Consumer-related Technologies	Term Loan (10.28% cash (Libor + 9.65%; Floor 10.15%), 5.00% ETP, Due 3/1/20)	4,000	3,942	3,942
		Term Loan (10.28% cash (Libor + 9.65%; Floor 10.15%), 5.00% ETP, Due 3/1/20)	3,000	2,955	2,955
Rhapsody International, Inc. (2)	Consumer-related Technologies	Term Loan (11.13% cash (Libor + 10.50%; Floor 11.00%), 3.00% ETP, Due 10/1/19)	7,500	7,336	7,336
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (11.03% cash (Libor + 10.40%; Floor 10.90%), 3.00% ETP, Due 6/1/19)	2,900	2,860	2,860
		Term Loan (11.03% cash (Libor + 10.40%; Floor 10.90%), 3.00% ETP, Due 3/1/20)	2,000	1,965	1,965

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value (14)
MediaBrix, Inc. (2)	Internet and Media	Term Loan (11.63% cash (Libor + 11.00%; Floor 11.50%), 3.00% ETP, Due 1/1/20)	4,000	3,966	3,966
Zinio Holdings, LLC (2)	Internet and Media	Term Loan (11.88% cash (Libor + 11.25%; Floor 11.75%), 4.00% ETP, Due 2/1/20)	4,000	3,967	3,967
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%), 5.00% ETP, Due 7/1/19)	5,000	4,940	4,940
		Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%), 5.00% ETP, Due 7/1/19)	2,500	2,470	2,470
		Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%), 5.00% ETP, Due 1/1/20)	2,500	2,464	2,464
Nanocomp Technologies, Inc. (2)	Networking	Term Loan (11.50% cash, 3.00% ETP, Due 11/1/17)	369	367	367
		Term Loan (11.63% cash (Libor + 11.00%; Floor 11.50%), 3.00% ETP, Due 4/1/20)	3,000	2,939	2,939
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (11.33% cash (Libor + 10.70%; Floor 11.20%), 3.00% ETP, Due 3/1/19)	2,250	2,220	2,220
Avalanche Technology, Inc. (2)	Semiconductors	Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%; Ceiling 11.75%), 2.40% ETP, Due 4/1/17)	417	416	416
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%; Ceiling 11.75%), 2.40% ETP, Due 10/1/18)	1,335	1,331	1,331
		Term Loan (10.00% cash (Libor + 9.25%; Floor 10.00%; Ceiling 11.75%), 2.00% ETP, Due 2/1/19)	1,548	1,517	1,517
Luxtera, Inc. (2)	Semiconductors	Term Loan (10.38% cash (Libor + 9.75%; Floor 10.25%; Ceiling 12.25%), 13.00% ETP, Due 7/1/17)	614	607	607
		Term Loan (10.38% cash (Libor + 9.75%; Floor 10.25%; Ceiling 12.25%), 13.00% ETP, Due 7/1/17)	343	341	341
		Term Loan (9.13% cash (Libor + 8.50%; Floor 9.00%), 4.50% ETP, Due 12/1/18)	667	663	663
		Term Loan (9.13% cash (Libor + 8.50%; Floor 9.00%), 4.50% ETP, Due 12/1/18)	667	663	663
		Term Loan (9.63% cash (Libor + 9.00%; Floor 9.50%), 4.50% ETP, Due 11/1/19)	2,000	1,990	1,990
Xtera Communications, Inc. (5)(11)	Semiconductors	Term Loan (12.50% cash, 22.92% ETP, Due 11/1/16)	3,056	3,047	—
		Term Loan (12.50% cash, 22.92% ETP, Due 11/1/16)	936	933	—
Bridge2 Solutions, Inc.	Software	Term Loan (11.63% cash (Libor + 11.00%; Floor 11.50%; Ceiling 14.50%), 2.00% ETP, Due 7/1/19)	4,000	3,976	3,976
		Term Loan (11.63% cash (Libor + 11.00%; Floor 11.50%; Ceiling 14.50%), 2.00% ETP, Due 1/1/20)	1,000	996	996
ControlScan, Inc. (2)	Software	Term Loan (10.88% cash (Libor + 10.25%), 3.00% ETP, Due 7/1/20)	4,500	4,413	4,413
Decisyon, Inc.	Software	Term Loan (12.94% cash (Libor + 12.308%; Floor 12.50%), 6.50% ETP, Due 6/1/18)	1,523	1,521	1,519
		Term Loan (12.94% cash (Libor + 12.308%; Floor 12.50%), 6.50% ETP, Due 6/1/18)	833	715	713
Digital Signal Corporation (11)(13)	Software	Term Loan (10.88% cash (Libor + 10.25%; Floor 10.43%), 5.00% ETP, Due 7/1/19)	1,280	1,246	928
		Term Loan (10.88% cash (Libor + 10.25%; Floor 10.43%), 5.00% ETP, Due 7/1/19)	1,280	1,246	928
		Term Loan (10.00% cash, Due 6/30/17)	194	194	144
Education Elements, Inc. (2)	Software	Term Loan (10.63% cash (Libor + 10.00%; Floor 10.50%), 4.00% ETP, Due 1/1/19)	1,600	1,578	1,578
		Term Loan (10.63% cash (Libor + 10.00%; Floor 10.50%), 4.00% ETP, Due 8/1/19)	1,500	1,479	1,479
Netuitive, Inc.	Software	Term Loan (12.88% cash (Libor + 12.25%; Floor 12.50%), 3.33% ETP, Due 9/1/17)	461	460	460
ScoreBig, Inc. (2)(11)(12)	Software	Term Loan (10.63% cash (Libor + 10.00%; Floor 10.50%), 4.00% ETP, Due 4/1/19)	3,403	3,332	1,526
		Term Loan (10.63% cash (Libor + 10.00%; Floor 10.50%), 4.00% ETP, Due 4/1/19)	3,403	3,360	1,539
		Term Loan (10.63% cash (Libor + 10.00%; Floor 10.50%), 4.00% ETP, Due 3/1/20)	2,000	1,950	894
		Term Loan (10.63% cash (Libor + 10.00%; Floor 10.50%), 4.00% ETP, Due 10/31/16)	203	203	93
		Term Loan (10.63% cash (Libor + 10.00%; Floor 10.50%), 4.00% ETP, Due 11/11/19)	324	324	148

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (3)(4)(7)(9)(10)	Amount	Investments (6)	Value (14)
ShopKeep.com, Inc. (2)	Software	Term Loan (10.47% cash (Libor + 9.95%; Floor 10.45%), 3.00% ETP, Due 4/1/20)	6,000	5,811	5,811
SIGNiX, Inc.	Software	Term Loan (11.63% cash (Libor + 11.00%; Floor 11.50%), Due 10/1/18)	2,250	2,124	2,012
SilkRoad Technology, Inc. (2)	Software	Term Loan (10.98% cash (Libor + 10.35%; Floor 10.85%; Ceiling 12.85%), 3.00% ETP, Due 6/1/19)	7,500	7,455	7,455
Skyword, Inc.	Software	Term Loan (11.58% cash (Libor + 10.95%; Floor 11.45%), 3.00% ETP, Due 8/1/19)	4,000	3,944	3,870
Social Intelligence Corp. (2)	Software	Term Loan (11.13% cash (Libor + 10.50%; Floor 11.00%; Ceiling 13.00%), 3.50% ETP, Due 12/1/17)	323	316	315
Sys-Tech Solutions, Inc. (2)	Software	Term Loan (11.78% cash (Libor + 11.15%; Floor 11.65%; Ceiling 12.65%), 4.50% ETP, Due 3/1/18)	3,000	2,983	2,983
		Term Loan (11.78% cash (Libor + 11.15%; Floor 11.65%; Ceiling 12.65%), 9.00% ETP, Due 5/1/18)	2,833	2,814	2,814
VBrick Systems, Inc. (2)	Software	Term Loan (11.63% cash (Libor + 11.00%; Floor 11.50%; Ceiling 13.50%), 5.00% ETP, Due 7/1/17)	700	696	696
Vidsys, Inc. (2)	Software	Term Loan (13.00% cash, 12.58% ETP, Due 12/1/17)	2,610	2,610	2,610
xTech Holdings, Inc. (2)	Software	Term Loan (11.13% cash (Libor + 10.50%; Floor 11.00%), 3.00% ETP, Due 4/1/19)	1,500	1,479	1,479
		Term Loan (11.13% cash (Libor + 10.50%; Floor 11.00%), 3.00% ETP, Due 3/1/20)	2,000	1,970	1,970
Total Debt Investments — Technology				114,743	104,917
Debt Investments — Cleantech — 5.7% (8)
Rypos, Inc. (2)	Energy Efficiency	Term Loan (11.93% cash (Libor + 11.55%; Floor 11.80%), 4.25% ETP, Due 6/1/17)	1,260	1,252	1,252
		Term Loan (11.93% cash (Libor + 11.55%; Floor 11.80%), 4.25% ETP, Due 1/1/18)	697	690	690
Lehigh Technologies, Inc. (2)	Waste Recycling	Term Loan (10.35% cash (Libor + 9.72%), 6.75% ETP, Due 8/1/19)	3,000	2,982	2,982
		Term Loan (10.35% cash (Libor + 9.72%), 6.75% ETP, Due 8/1/19)	3,000	2,982	2,982
Total Debt Investments — Cleantech				7,906	7,906
Debt Investments — Healthcare information and services — 14.2% (8)
Interleukin Genetics, Inc. (2)(5)	Diagnostics	Term Loan (11.13% cash (Libor + 10.50%; Floor 11.00%), 6.50% ETP, Due 10/1/18)	4,225	4,081	4,081
Watermark Medical, Inc. (2)	Other Healthcare	Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%; Ceiling 11.00%); 4.00% ETP, Due 4/1/18)	2,333	2,330	2,330
		Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%; Ceiling 11.00%); 4.00% ETP, Due 4/1/18)	2,333	2,330	2,330
		Term Loan (10.13% cash (Libor + 9.50%; Floor 10.00%; Ceiling 11.00%); 4.00% ETP, Due 4/1/18)	1,111	1,110	1,110
MedAvante, Inc. (2)	Software	Term Loan (9.88% cash (Libor + 9.25%; Floor 9.75%), 4.00% ETP, Due 1/1/19)	3,000	2,972	2,972
		Term Loan (9.88% cash (Libor + 9.25%; Floor 9.75%), 4.00% ETP, Due 1/1/19)	3,000	2,972	2,972
		Term Loan (9.88% cash (Libor + 9.25%; Floor 9.75%), 4.00% ETP, Due 7/1/19)	4,000	3,953	3,953
Total Debt Investments — Healthcare information and services				19,748	19,748
Total Debt Investments				201,216	186,186

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(In thousands)

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act, as of December 31, 2016. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.

(11)	Debt investment is on non-accrual status as of December 31, 2016.

(12)	ScoreBig, Inc., a Delaware corporation (“ScoreBig”), made an assignment for the benefit of its creditors whereby ScoreBig assigned all of its assets to SB (assignment for the benefit of creditors), LLC, a California limited liability company (“SBABC”), established under California law to effectuate the Assignment for the Benefit of Creditors of ScoreBig. SBABC subsequently entered into a License Agreement with a third party (“Licensee”), whereby SBABC granted a license of certain of SBABC’s intellectual property and general intangibles to Licensee in exchange for certain royalty payments on the future net profits, if any, of Licensee. SBABC, in consideration for the Company’s consent to the License Agreement, agreed to pay all payments due under the License Agreement, if any, to the Company until the payment in full in cash of the Company’s debt investments in ScoreBig.

(13)	DSC, made an assignment for the benefit of its creditors whereby DSC assigned all of its assets to DSC (assignment for the benefit of creditors), LLC, a Delaware limited liability company, established under Delaware law to effectuate the Assignment for the Benefit of Creditors of DSC.

(14)	Except for common stock in publicly traded companies, the fair value of the investment was valued using significant unobservable inputs.

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

The Company formed Horizon Funding 2013-1 LLC (“2013-1 LLC”) as a Delaware limited liability company on June 7, 2013 and Horizon Funding Trust 2013-1 (“2013-1 Trust” and, together with the 2013-1 LLC, the “2013-1 Entities”) as a Delaware trust on June 18, 2013. The 2013-1 Entities were special purpose bankruptcy remote entities and were separate legal entities from the Company. The Company formed the 2013-1 Entities for purposes of securitizing $189.3 million of secured loans (the “2013-1 Securitization”) and issuing fixed-rate asset-backed notes in an aggregate principal amount of $90.0 million (the “Asset-Backed Notes”). The 2013-1 Entities were dissolved as of December 31, 2016.

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

Note 2.  Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2017, there was one investment on non-accrual status with a cost of $3.0 million and a fair value of $2.9 million. As of December 31, 2016, there were four investments on non-accrual status with a cost of $26.2 million and a fair value of $11.5 million. For the year ended December 31, 2017, the Company recognized, as interest income, payments of $0.1 million received from one portfolio company whose debt investment was on non-accrual status. For the year ended December 31, 2016, the Company did not recognize interest income from debt investments on non-accrual status. For the year ended December 31, 2015, the Company recognized, as interest income, payments of $0.2 million received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2017, 2016 and 2015 was 6.0%, 10.8% and 7.1%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of December 31, 2017 and 2016 was $2.1 million and $1.6 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of December 31, 2017 and 2016 were $1.8 million and $2.4 million, respectively. The amortization expense for the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $0.6 million and $0.9 million, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Topic 946, Financial Services—Investment Companies, of the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2017, the Company reclassified $0.03 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable. For the year ended December 31, 2016, the Company reclassified $0.1 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes refunded in 2016. For the year ended December 31, 2015, the Company reclassified $1.0 million to paid-in capital from distributions in excess of net investment income of $0.9 million and net realized loss on investments of $0.1 million, which related to excise taxes paid in prior years.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2017 and 2016, $0.03 million and $0.1 million, respectively, was recorded for U.S. federal excise tax. For the year ended December 31, 2015, there was no U.S. federal excise tax recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2017 and 2016. The 2016, 2015 and 2014 tax years remain subject to examination by U.S. federal and state tax authorities.

Distributions

Distributions to common stockholders are recorded on the declaration date. The amount to be paid out as distributions is determined by the Board. Net realized capital gains, if any, may be distributed, although the Company may decide to retain such net realized gains for investment.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On April 27, 2017, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2018 or the repurchase of $5.0 million of the Company’s common stock. During the year ended December 31, 2017, the Company repurchased 5,923 shares of its common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. During the year ended December 31, 2016, the Company repurchased 48,160 shares of its common stock at an average price of $10.66 on the open market at a total cost of $0.5 million. During the year ended December 31, 2015, the Company repurchased 113,382 shares of its common stock at an average price of $11.53 on the open market at a total cost of $1.3 million. From the inception of the stock repurchase program through December 31, 2017, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Recently issued accounting pronouncement

In April 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends existing revenue recognition guidance to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning on or after December 15, 2017. The Company has evaluated ASU 2014-09 and determined it will not have a material impact on its consolidated financial statements and disclosures.

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

During the year ended December 31, 2015, the Advisor waived base management fees of $0.3 million, which the Advisor would have otherwise earned on the proceeds raised in the 2015 Offering. The base management fee payable at December 31, 2017 and 2016 was $0.4 million and $0.3 million, respectively. After giving effect of the waiver, the base management fee expense was $3.8 million, $4.7 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the look-back period for the incentive fee based on Pre-Incentive Fee Net Investment Income (the “Incentive Fee Look-back Period”) commenced on July 1, 2014 and increased by one quarter in length at the end of each calendar quarter until June 30, 2017, after which time, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. The Company only pays incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period.

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

During the year ended December 31, 2017, the Advisor waived performance based incentive fees of $0.1 million which the Advisor would have otherwise earned. The performance based incentive fee expense was $1.6 million, $2.1 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the years ended December 31, 2017 and 2016, which resulted in $1.1 million and $1.7 million, respectively, of reduced expense and additional net investment income. As of December 31, 2015, the incentive fee on Pre-Incentive Fee Net Investment Income was not limited by the Incentive Fee Cap and Deferral Mechanism. The performance based incentive fee payable at December 31, 2017 was $0.5 million. The entire incentive fee payable at December 31, 2017 represented part one of the incentive fee. There was no performance based incentive fee payable at December 31, 2016.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.7 million, $0.9 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.  Investments

The following table shows the Company’s investments as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Investments
Debt	$204,235	$203,793	$201,216	$186,186
Warrants	6,182	9,090	5,140	6,362
Other	12,031	7,700	4,683	600
Equity	629	1,516	588	855
Total investments	$223,077	$222,099	$211,627	$194,003

The following table shows the Company’s investments by industry sector as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$21,249	$22,694	$46,703	$41,578
Drug Delivery	6,918	6,860	—	—
Medical Device	37,374	37,306	14,164	13,736
Technology
Communications	19,823	19,773	108	99
Consumer-Related	11,359	12,314	21,055	22,121
Data Storage	4,226	100	4,340	100
Internet and Media	39,768	39,763	7,933	7,933
Materials	9,511	9,772	9,966	10,222
Networking	66	—	3,412	3,409
Power Management	1,262	1,260	2,255	2,318
Semiconductors	3,823	4,256	12,076	8,311
Software	58,516	58,744	60,516	55,362
Cleantech
Alternative Energy	68	—	93	—
Energy Efficiency	100	117	2,086	2,082
Waste Recycling	—	—	5,997	6,003
Healthcare Information and Services
Diagnostics	83	2	4,817	4,405
Other	218	165	5,988	5,939
Software	8,713	8,973	10,118	10,385
Total investments	$223,077	$222,099	$211,627	$194,003

Note 5.  Transactions with affiliated companies

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. Transactions related to investments in affiliated companies for the year ended December 31, 2017 were as follows:

			Year ended December 31, 2017
Portfolio Company	Fair value at December 31, 2016	Purchases	Sales	Transfers in at fair value	Discount accretion	Net unrealized loss	Fair value at December 31, 2017	Net realized gain (loss)	Interest income
	(In thousands)
Decisyon, Inc. (1)	$—	$750	$—	$2,754	$16	$(21)	$3,499	$—	$225
Total Affiliates	$—	$750	$—	$2,754	$16	$(21)	$3,499	$—	$225

(1)	During the year ended December 31, 2017, the Company's ownership in the portfolio company increased to five percent of the portfolio company's voting securities.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

There were no transactions related to investments in affiliated companies for the year ended December 31, 2016.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Cash and interest receivable:  The carrying amount is a reasonable estimate of fair value. These financial instruments are not recorded at fair value on a recurring basis and are categorized as Level 1 within the fair value hierarchy described above.

Debt investments:  The fair value of debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 2017 and 2016, the hypothetical market yields used ranged from 10% to 25% and 11% to 25%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

Under certain circumstances, the Company may use an alternative technique to value debt investments that better reflects its fair value such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability.

Warrant investments:  The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

•	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on indices of publicly traded companies similar in nature to the underlying company issuing the warrant. A total of seven such indices are used. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment.

•	Historical portfolio experience on cancellations and exercises of the Company’s warrants are utilized as the basis for determining the estimated time to exit of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input would result in significantly higher (lower) fair value measurement.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of December 31, 2017 and 2016. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2017:

December 31, 2017
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$200,893	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 25%	13%

	2,900	Liquidation Scenario	Discount Rate	18%	18%
			Marketability Discount	20%	20%
			Uncertainty Discount	20%	20%

Warrant investments	7,371	Black-Scholes Valuation Model	Price Per Share	$0.00 – $22.38	$3.69
			Average Industry Volatility	20%	20%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years
	2	Expected Proceeds	Price Per Share	$0.001	$0.001

Other investments	7,700	Multiple Probability Weighted Cash Flow Model	Discount Rate	18% – 25%	19%
			Probability Weighting	0% – 100%	36%

Equity investments	249	Last Equity Financing	Price Per Share	$0.00 – $1.26	$0.54
Total Level 3 investments	$219,115

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2016:

December 31, 2016
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$174,686	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

	11,500	Liquidation Scenario	Probability Weighting	25% – 100%	40%

Warrant investments	5,677	Black-Scholes Valuation Model	Price Per Share	$0.00 – $63.98	$4.02
			Average Industry Volatility Volatility	21%	21%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	180	Expected Settlement	Price Per Share	$1.78	$1.78

Other investments	600	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	25% – 100%	43%

Equity investments	268	Last Equity Financing	Price Per Share	$0. 04 – $1.00	$0.34
Total Level 3 investments	$192,911

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2022 Notes and 2019 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2017, the closing price of the 2022 Notes on the New York Stock Exchange was $25.40 per note, or $38.0 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2017 and 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$203,793	$—	$—	$203,793
Warrant investments	$9,090	$—	$1,717	$7,373
Other investments	$7,700	$—	$—	$7,700
Equity investments	$1,516	$1,267	$—	$249

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$186,186	$—	$—	$186,186
Warrant investments	$6,362	$—	$505	$5,857
Other investments	$600	$—	$—	$600
Equity investments	$855	$587	$—	$268

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2017:

	December 31, 2017
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$186,186	$5,857	$268	$600	$192,911
Purchase of investments	135,556	—	—	—	135,556
Warrants and equity received and classified as Level 3	—	2,355	41	—	2,396
Principal payments received on investments	(103,659)	—	—	(152)	(103,811)
Proceeds from sale of investments	—	(1,804)	—	—	(1,804)
Net realized (loss) gain on investments	(21,219)	766	—	—	(20,453)
Unrealized appreciation (depreciation) included in earnings	16,427	199	(60)	(248)	16,318
Transfer from debt investments to other investments	(7,500)	—	—	7,500	—
Other	(1,998)	—	—	—	(1,998)
Level 3 assets, end of period	$203,793	$7,373	$249	$7,700	$219,115

The Company’s transfers between levels are recognized at the end of each reporting period. During the year ended December 31, 2017, there were no transfers between levels.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2017 includes $0.1 million in unrealized appreciation on debt and other investments, $0.3 million in unrealized depreciation on warrant investments and $0.01 million in unrealized appreciation on equity investments.

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

As of December 31, 2017 and 2016, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2019 Notes and 2022 Notes, as previously described.

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

Note 7.  Borrowings

The following table shows the Company’s borrowings as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$95,000	$58,000	$37,000	$95,000	$63,000	$32,000
2022 Notes	37,375	37,375	—	—	—	—
2019 Notes	—	—	—	33,000	33,000	—
Total before debt issuance costs	132,375	95,375	37,000	128,000	96,000	32,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,300)	—	—	(403)	—
Total borrowings outstanding, net	$132,375	$94,075	$37,000	$128,000	$95,597	$32,000

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of December 31, 2017, the asset coverage for borrowed amounts was 242%.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company entered into the Key Facility with Key effective November 4, 2013. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the current $95 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a three-year revolving period which ends on August 12, 2018 followed by a two-year amortization period and matures on August 12, 2020. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 1.56% and 0.77% on December 31, 2017 and 2016, respectively. The average rate for the years ended December 31, 2017 and 2016 was 4.33% and 4.00%, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually. As of December 31, 2017 and 2016, the Company had borrowing capacity of $37.0 and $32.0 million, respectively. At December 31, 2017 and 2016, $23.6 million and $4.6 million, respectively, was available, subject to existing terms and advance rates.

On March 23, 2012, the Company issued and sold an aggregate principal amount of $30.0 million of 7.375% senior unsecured notes due in 2019 and on April 18, 2012, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $3.0 million of such notes (collectively, the “2019 Notes”). The 2019 Notes had a stated maturity of March 15, 2019 and were redeemable in whole or in part at the Company’s option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bore interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes were the Company’s direct unsecured obligations and (i) ranked equally in right of payment with the Company’s future unsecured indebtedness; (ii) were senior in right of payment to any of the Company’s future indebtedness that expressly provided it was subordinated to the 2019 Notes; (iii) were effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that was initially unsecured to which the Company subsequently granted security), to the extent of the value of the assets securing such indebtedness, and (iv) were structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. On October 30, 2017 (the “Redemption Date”), the Company redeemed all of the issued and outstanding 2019 Notes in an aggregate principal amount of $33.0 million and paid accrued interest of $0.3 million. The Company accelerated $0.2 million of unamortized debt issuance costs related to the 2019 Notes. The 2019 Notes were delisted effective on the Redemption Date.

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2017, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

On June 28, 2013, the Company completed the 2013-1 Securitization. In connection with the 2013-1 Securitization, 2013-1 Trust, a wholly owned subsidiary of the Company, issued $90.0 million in the Asset-Backed Notes, which were rated A1(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by 2013-1 Trust and were backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of such portfolio companies. The Asset-Backed Notes were secured obligations of 2013-1 Trust and non-recourse to the Company. In connection with the issuance and sale of the Asset-Backed Notes, the Company made customary representations, warranties and covenants. The Asset-Backed Notes bore interest at a fixed rate of 3.00% per annum and had a stated maturity of May 15, 2018. As of December 31, 2016, the Asset-Backed Notes were repaid in full.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows information about our senior securities as of December 31, 2017, 2016, 2015, 2014 and 2013:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
	(In thousands, except unit data)
Credit facilities
2017	$58,000	$3,973	—	N/A
2016	$63,000	$3,733	—	N/A
2015	$68,000	$4,048	—	N/A
2014	$10,000	$22,000	—	N/A
2013	$10,000	$25,818	—	N/A
2022 Notes
2017	$37,375	$6,166	—	$25.66
2019 Notes
2017	—	—	—	—
2016	$33,000	$7,127	—	$25.42
2015	$33,000	$8,342	—	$25.26
2014	$33,000	$6,667	—	$25.64
2013	$33,000	$7,824	—	$25.70
2013-1 Securitization
2017	—	—	—	—
2016	—	—	—	—
2015	$14,546	$18,926	—	N/A
2014	$38,753	$5,677	—	N/A
2013	$79,343	$3,254	—	N/A
Total senior securities
2017	$95,375	$2,416	—	N/A
2016	$96,000	$2,450	—	N/A
2015	$115,546	$2,383	—	N/A
2014	$81,753	$2,691	—	N/A
2013	$122,343	$2,110	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the original cost less accumulated depreciation, amortization or impairment of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount which the holder of such class of senior security would be entitled upon the voluntary liquidation of the applicable issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of securities.
(4)	Not applicable to the Company’s credit facilities and 2013-1 Securitization because such securities are not registered for public trading.

Note 8.  Federal income tax

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net increase (decrease) in net assets resulting from operations	$9,591	$(4,913)	$11,856
Net unrealized (appreciation) depreciation on investments	(18,485)	14,236	490
Other book-tax differences	806	(844)	(239)
Capital loss carry forward	21,191	7,776	1,650
Taxable income before deductions for distributions	$13,103	$16,255	$13,757

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Ordinary income	$13,818	$15,759	$16,465
Total	$13,818	$15,759	$16,465

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2017	2016	2015
	(In thousands)
Undistributed ordinary income	$1,036	$1,753	$1,256
Long term capital loss carry forward	(41,702)	(20,511)	(12,735)
Unrealized appreciation	6,049	3,830	4,384
Unrealized depreciation	(7,027)	(23,293)	(9,611)
Other temporary differences	2,955	2,169	(3,277)
Total	$(38,689)	$(36,052)	$(19,983)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% excise tax on such income, as required. For the years ended December 31, 2017 and 2016, the Company elected to carry forward taxable income in excess of current year distributions of $1.0 million and $1.8 million, respectively. At December 31, 2017 and 2016, a provision for excise tax of $0.03 million and $0.1 million, respectively, was recorded.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the years ended December 31, 2017, 2016 and 2015, the Company did not use any of its capital loss carry forward to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2017 and 2016 was $223.1 million and $211.6 million, respectively. The gross unrealized appreciation on investments at December 31, 2017 and 2016 was $6.0 million and $3.8 million, respectively. The gross unrealized depreciation on investments at December 31, 2017 and 2016 was $7.0 million and $23.3 million, respectively.

Note 9.  Financial instruments with off-balance-sheet risk

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The balance of unfunded commitments to extend credit was $33.3 million and $20.8 million as of December 31, 2017 and 2016, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2017:

	December 31, 2017
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Aerin Medical, Inc.	$5,000	$63
GeNO LLC	2,000	20
HealthEdge Software, Inc.	11,250	112
Intelepeer Holdings, Inc.	3,000	40
Kixeye, Inc.	3,000	45
PebblePost, Inc.	4,000	59
Titan Pharmaceuticals, Inc.	3,000	30
Weblinc Corporation	2,000	37
Total	$33,250	$406

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2017 which totaled $0.4 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

Note 10.  Concentrations of credit risk

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

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 29% and 24% of total debt investments outstanding as of December 31, 2017 and 2016, respectively. No single debt investment represented more than 10% of the total debt investments as of December 31, 2017 or 2016. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 14%, 17% and 14% of total interest and fee income on investments for the years ended December 31, 2017, 2016 and 2015, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.  Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2017 and 2016:

Date			Amount	Cash	DRIP Shares	DRIP Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Year Ended December, 2017
10/27/17	2/21/18	3/15/18	$0.10	$—	—	—
10/27/17	1/22/18	2/15/18	0.10	1,139	1,185	13
10/27/17	12/20/17	1/17/18	0.10	1,139	1,119	13
7/28/17	11/20/17	12/15/17	0.10	1,139	1,227	13
7/28/17	10/19/17	11/15/17	0.10	1,139	1,195	13
7/28/17	9/20/17	10/16/17	0.10	1,138	1,205	14
4/27/17	8/18/17	9/15/17	0.10	1,140	1,199	13
4/27/17	7/20/17	8/15/17	0.10	1,140	1,159	12
4/27/17	6/20/17	7/14/17	0.10	1,138	1,164	13
3/3/17	5/19/17	6/15/17	0.10	1,137	1,202	14
3/3/17	4/21/17	5/16/17	0.10	1,137	1,287	15
3/3/17	3/20/17	4/18/17	0.10	1,134	1,510	18
			$1.20	$12,520	13,452	$151
Year Ended December 31, 2016
10/28/16	2/22/17	3/15/17	$0.10	$1,134	1,665	$16
10/28/16	1/19/17	2/15/17	0.10	1,133	1,542	17
10/28/16	12/20/16	1/13/17	0.10	1,137	1,550	16
7/29/16	11/18/16	12/15/16	0.115	1,308	1,712	19
7/29/16	10/20/16	11/15/16	0.115	1,308	1,896	21
7/29/16	9/20/16	10/17/16	0.115	1,305	1,716	22
4/28/16	8/19/16	9/15/16	0.115	1,307	1,535	21
4/28/16	7/20/16	8/15/16	0.115	1,302	1,842	25
4/28/16	6/20/16	7/15/16	0.115	1,305	1,734	23
3/3/16	5/19/16	6/15/16	0.115	1,305	1,898	23
3/3/16	4/20/16	5/16/16	0.115	1,283	3,821	44
3/3/16	3/18/16	4/15/16	0.115	1,306	1,840	21
			$1.335	$15,133	22,751	$268

On March 1, 2018, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
May 16, 2018	May 17, 2018	June 15, 2018	$0.10
April 18, 2018	April 19, 2018	May 15, 2018	$0.10
March 16, 2018	March 19, 2018	April 17, 2018	$0.10

After paying distributions of $1.10 per share deemed paid for tax purposes in 2017, declaring on October 27, 2017 a distribution of $0.10 per share payable January 17, 2018, and taxable earnings of $1.14 per share in 2017, the Company’s undistributed spillover income as of December 31, 2017 was $0.09 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 12.  Subsequent events

On February 14, 2018, DSC ABC, a borrower of the Company, sold substantially all of its assets (the "DSC Assets") to StereoVision Imaging, Inc. ("SVI") for approximately $2.7 million. The Company received the proceeds of the sale of the DSC Assets. In order to finance SVI's purchase of the DSC Assets and to provide SVI working capital, the Company made a debt investment of $3.2 million in SVI.

On March 6, 2018, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees will not be subject to recoupment.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.  Financial highlights

The following table shows financial highlights for the Company:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$12.09	$13.85	$14.36	$14.14	$15.15
Net investment income	1.07	1.48	1.25	1.11	1.38
Realized loss on investments	(1.84)	(0.67)	(0.15)	(0.37)	(0.78)
Unrealized appreciation (depreciation) on investments	1.60	(1.24)	(0.04)	0.86	(0.23)
Net increase (decrease) in net assets resulting from operations	0.83	(0.43)	1.06	1.60	0.37
Net dilution from issuance of common stock	—	—	(0.18)	—	—
Distributions declared(1)	(1.20)	(1.34)	(1.38)	(1.38)	(1.38)
From net investment income	(1.20)	(1.34)	(1.38)	(1.38)	(1.38)
From net realized gain on investments	—	—	—	—	—
Return of capital	—	—	—	—	—
Net accretion from repurchase of common stock	—	0.01	0.02	—	—
Other (2)	—	—	(0.03)	—	—
Net asset value at end of period	$11.72	$12.09	$13.85	$14.36	$14.14
Per share market value, beginning of period	$10.53	$11.73	$13.99	$14.21	$14.92
Per share market value, end of period	11.22	10.53	11.73	13.99	14.21
Total return based on a market value (3)	17.9%	1.5%	(6.3)%	8.2%	4.5%
Shares outstanding at end of period	11,520,406	11,510,424	11,535,212	9,628,124	9,608,949
Ratios, net of waivers, to average net assets:
Expenses without incentive fees	8.6%	9.2%	8.6%	13.3%	11.8%
Incentive fees	1.2%	1.4%	2.2%	1.5%	2.3%
Net expenses	9.8%	10.6%	10.8%	14.8%	14.1%
Net investment income with incentive fees	9.0%	11.4%	8.9%	7.8%	9.2%
Ratios, without waivers, to average net assets:
Expenses without incentive fees(4)	8.6%	9.2%	8.9%	13.5%	11.9%
Incentive fees(4)	1.3%	1.4%	2.2%	1.5%	2.3%
Net expenses(4)	9.9%	10.6%	11.1%	15.0%	14.2%
Net investment income with incentive fees(4)	8.9%	11.4%	8.7%	7.5%	9.1%
Net assets at the end of the period	$135,075	$139,192	$159,751	$138,248	$135,835
Average net asset value	$137,293	$150,612	$157,612	$137,848	$142,327
Average debt per share	$6.60	$8.91	$7.87	$10.68	$12.06
Portfolio turnover ratio	79.4%	27.1%	56.1%	46.5%	37.9%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	During the years ended December 31, 2015, 2014 and 2013, the Advisor waived $0.3 million, $0.2 million and $0.1 million, respectively, of base management fee. During the years ended December 31, 2017 and 2014, the Advisor waived $0.1 million of incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.  Selected quarterly financial data (unaudited)

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(In thousands, except per share data)
Total investment income	$6,163	$6,774	$5,878	$6,962
Net investment income	$2,379	$3,797	$2,754	$3,367
Net realized and unrealized gain (loss)	$117	$(1,088)	$(2,021)	$286
Net increase in net asset resulting from operations	$2,496	$2,709	$733	$3,653
Net investment income per share (1)	$0.21	$0.33	$0.24	$0.29
Net increase in net assets per share (1)	$0.21	$0.24	$0.06	$0.32
Net asset value per share at period end (2)	$11.72	$11.81	$11.87	$12.11

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In thousands, except per share data)
Total investment income	$6,987	$7,608	$9,092	$9,297
Net investment income	$3,815	$4,375	$4,512	$4,397
Net realized and unrealized loss	$(4,404)	$(10,018)	$(4,590)	$(3,000)
Net (decrease) increase in net asset resulting from operations	$(589)	$(5,643)	$(78)	$1,397
Net investment income per share (1)	$0.33	$0.38	$0.39	$0.38
Net (decrease) increase in net assets per share (1)	$(0.05)	$(0.49)	$(0.01)	$0.12
Net asset value per share at period end (2)	$12.09	$12.44	$13.27	$13.62

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 9B.  Other Information

None

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial statements

(1) Financial statements — Refer to Item 8 starting on page 73.

(2) Financial statement schedules — None

(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

4.2	Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.3	Second Supplemental Indenture, dated as of September 29, 2017, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(12) of the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, File No. 333-201886, filed on September 29, 2017)

4.4	Form of 6.25% 2022 Notes due 2022 (included as part of Exhibit 4.3)

10.1	Amended and Restated Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 5, 2014)

10.2	Form of Custodial Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.4	Form of Trademark License Agreement by and between the Company and Horizon Technology Finance, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.5	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.6	Amended and Restated Loan and Security Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Key Equipment Finance Inc., as the arranger and the agent (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.7	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of August 12, 2015, by and among Horizon Credit II LLC, as the borrower, Alostar Bank of Commerce, as lender, and KeyBank National Association, as lender, arranger and agent (Incorporated by reference to Exhibit (k)(13) of Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form N-2, filed on August 19, 2015)

10.8	Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the buyer, Horizon Technology Finance Corporation, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and Key Equipment Finance Inc., as the agent (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.9	Agreement Regarding Loan Assignment and Related Matters, dated as of November 4, 2013, by and among Horizon Credit II LLC, Wells Fargo Capital Finance, LLC and Key Equipment Finance Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.10	Joinder Agreement, dated April 27, 2016, by and among MUFG Union Bank, N.A., as lender, KeyBank National Association as agent, Horizon Credit II LLC, as borrower, and the Company, as servicer (Incorporated by reference to Exhibit (k)(11) to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2, File No. 333-201886, filed on June 10, 2016)

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on March 7, 2017)

21*	List of Subsidiaries

24	Power of Attorney (included on signature page hereto)

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K, filed on March 16, 2011)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: March 6, 2018	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors
Robert D. Pomeroy, Jr.	and Chief Executive Officer
	(Principal Executive Officer)	March 6, 2018

/s/ Daniel R. Trolio	Chief Financial Officer and
Daniel R. Trolio	Treasurer (Principal Financial and
	Accounting Officer)	March 6, 2018

/s/ Gerald A. Michaud	President and Director	March 6, 2018
Gerald A. Michaud

/s/ James J. Bottiglieri	Director	March 6, 2018
James J. Bottiglieri

/s/ Edmund V. Mahoney	Director	March 6, 2018
Edmund V. Mahoney

/s/ Elaine A. Sarsynski	Director	March 6, 2018
Elaine A. Sarsynski

/s/ Joseph J. Savage	Director	March 6, 2018
Joseph J. Savage

