Form 10-Q
period 2018-03-31
Horizon Technology Finance Corp
filed 2018-05-01
CIK 1487428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 1, 2018 was 11,525,206.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017

Assets
Non-affiliate investments at fair value (cost of $205,970 and $219,303, respectively)	$204,936	$218,600
Affiliate investments at fair value (cost of $7,371 and $3,774, respectively) (Note 5)	6,969	3,499
Total investments at fair value (cost of $213,341 and $223,077, respectively) (Note 4)	211,905	222,099
Cash	16,127	6,594
Interest receivable	4,224	3,986
Other assets	1,510	1,467
Total assets	$233,766	$234,146

Liabilities
Borrowings (Note 7)	$94,144	$94,075
Distributions payable	3,457	3,456
Base management fee payable (Note 3)	384	379
Incentive fee payable (Note 3)	545	541
Other accrued expenses	975	620
Total liabilities	99,505	99,071

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,691,416 and 11,687,871 shares issued and 11,523,951 and 11,520,406 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	12	12
Paid-in capital in excess of par	179,681	179,641
Distributions in excess of net investment income	(2,145)	(1,898)
Net unrealized depreciation on investments	(1,436)	(978)
Net realized loss on investments	(41,851)	(41,702)
Total net assets	134,261	135,075
Total liabilities and net assets	$233,766	$234,146
Net asset value per common share	$11.65	$11.72

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2018	2017
Investment income
Interest income on investments
Interest income on non-affiliate investments	$6,622	$6,279
Interest income on affiliate investments	131	—
Total interest income on investments	6,753	6,279
Fee income
Prepayment fee income on non-affiliate investments	285	460
Fee income on non-affiliate investments	137	223
Total investment income	7,175	6,962
Expenses
Interest expense	1,484	1,316
Base management fee (Note 3)	1,114	974
Performance based incentive fee (Note 3)	545	430
Administrative fee (Note 3)	184	194
Professional fees	445	506
General and administrative	193	175
Total expenses	3,965	3,595
Net investment income	3,210	3,367

Net realized and unrealized (loss) gain on investments
Net realized loss on non-affiliate investments	(149)	(10,845)
Net realized loss on investments	(149)	(10,845)

Net unrealized (depreciation) appreciation on non-affiliate investments	(332)	11,131
Net unrealized depreciation on affiliate investments	(126)	—
Net unrealized (depreciation) appreciation on investments	(458)	11,131
Net realized and unrealized (loss) gain on investments	(607)	286

Net increase in net assets resulting from operations	$2,603	$3,653
Net investment income per common share	$0.28	$0.29
Net increase in net assets per common share	$0.23	$0.32
Distributions declared per share	$0.30	$0.30
Weighted average shares outstanding	11,522,153	11,512,853

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributions in Excess of Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2016	11,510,424	$12	$179,551	$(397)	$(19,463)	$(20,511)	$139,192
Net increase in net assets resulting from operations	—	—	—	3,367	11,131	(10,845)	3,653
Issuance of common stock under dividend reinvestment plan	4,757	—	49	—	—	—	49
Distributions declared	—	—	—	(3,455)	—	—	(3,455)
Balance at March 31, 2017	11,515,181	$12	$179,600	$(485)	$(8,332)	$(31,356)	$139,439

Balance at December 31, 2017	11,520,406	$12	$179,641	$(1,898)	$(978)	$(41,702)	$135,075
Net increase in net assets resulting from operations	—	—	—	3,210	(458)	(149)	2,603
Issuance of common stock under dividend reinvestment plan	3,545	—	40	—	—	—	40
Distributions declared	—	—	—	(3,457)	—	—	(3,457)
Balance at March 31, 2018	11,523,951	$12	$179,681	$(2,145)	$(1,436)	$(41,851)	$134,261

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,603	$3,653
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	150	127
Net realized loss on investments	149	10,845
Net unrealized depreciation (appreciation) on investments	458	(11,131)
Purchase of investments	(8,562)	(25,916)
Principal payments received on investments	15,540	39,511
Proceeds from sale of investments	2,715	1,226
Changes in assets and liabilities:
Decrease in interest receivable	4	112
(Increase) decrease in end-of-term payments	(242)	927
Decrease in unearned income	(106)	(235)
(Increase) decrease in other assets	(124)	385
Increase in other accrued expenses	355	4
Increase (decrease) in base management fee payable	5	(25)
Increase in incentive fee payable	4	430
Net cash provided by operating activities	12,949	19,913

Cash flows from financing activities:
Advances on credit facility	—	15,000
Repayment of credit facility	—	(25,000)
Distributions paid	(3,416)	(3,404)
Net cash used in financing activities	(3,416)	(13,404)
Net increase in cash	9,533	6,509

Cash:
Beginning of period	6,594	37,135
End of period	$16,127	$43,644
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,278	$1,257
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$248	$877
Distributions payable	$3,457	$3,455
End-of-term payments receivable	$3,178	$3,736

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (13)
Non-Affiliate Investments — 152.5% (8)
Non-Affiliate Debt Investments — 139.1% (8)
Non-Affiliate Debt Investments — Life Science — 39.2% (8)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (10.17% cash (Libor + 8.50%; Floor	$1,500	$1,485	$1,485
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (10.17% cash (Libor + 8.50%; Floor	2,667	2,643	2,643
		9.00%), 5.00% ETP, Due 8/1/19)
vTv Therapeutics Inc. (2)(5)	Biotechnology	Term Loan (11.67% cash (Libor + 10.00%; Floor	6,250	6,202	6,170
		10.50%), 6.00% ETP, Due 5/1/20)
		Term Loan (11.67% cash (Libor + 10.00%; Floor	3,750	3,705	3,686
		10.50%), 6.00% ETP, Due 10/1/20)
Titan Pharmaceuticals, Inc. (2)(5)	Drug Delivery	Term Loan (10.18% cash (Libor + 8.40%; Floor	1,600	1,462	1,462
		9.50%), 5.00% ETP, Due 6/1/21)
Aerin Medical, Inc. (2)	Medical Device	Term Loan (9.12% cash (Libor + 7.45%; Floor	4,000	3,880	3,880
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (9.12% cash (Libor + 7.45%; Floor	3,000	2,957	2,957
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (9.12% cash (Libor + 7.45%; Floor	3,000	2,957	2,957
		8.75%), 4.00% ETP, Due 1/1/22)
Conventus Orthopaedics, Inc. (2)	Medical Device	Term Loan (9.67% cash (Libor + 8.00%; Floor	4,000	3,934	3,934
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (9.67% cash (Libor + 8.00%; Floor	4,000	3,934	3,934
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (9.67% cash (Libor + 8.00%; Floor	4,000	3,934	3,934
		9.25%), 6.00% ETP, Due 6/1/21)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (10.21% cash (Libor + 8.43%; Floor	4,000	3,439	3,439
		10.00%), 6.00% ETP, Due 9/1/21)
Mederi Therapeutics, Inc. (2)(11)	Medical Device	Term Loan (13.31% cash (Libor + 11.82%; Floor	173	173	173
		12.00%), 6.00% ETP, Due 12/1/17)
		Term Loan (13.31% cash (Libor + 11.82%; Floor	173	173	173
		12.00%), 6.00% ETP, Due 12/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (10.42% cash (Libor + 8.75%; Floor	2,667	2,650	2,650
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (10.42% cash (Libor + 8.75%; Floor	1,333	1,322	1,322
		9.25%), 4.50% ETP, Due 3/1/19)
VERO Biotech LLC (2)	Medical Device	Term Loan (9.67% cash (Libor + 8.00%; Floor	4,000	3,918	3,918
		9.25%), 5.00% ETP, Due 1/1/22)
		Term Loan (9.67% cash (Libor + 8.00%; Floor	4,000	3,938	3,938
		9.25%), 5.00% ETP, Due 1/1/22)
Total Non-Affiliate Debt Investments — Life Science				52,706	52,655
Non-Affiliate Debt Investments — Technology — 90.8% (8)
Intelepeer Holdings, Inc.	Communications	Term Loan (11.62% cash (Libor + 9.95%; Floor	4,000	3,892	3,892
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (11.62% cash (Libor + 9.95%; Floor	4,000	3,932	3,932
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (11.62% cash (Libor + 9.95%; Floor	4,000	3,932	3,932
		11.25%), 2.50% ETP, Due 7/1/21)
PebblePost, Inc. (2)	Communications	Term Loan (10.93% cash (Libor + 9.26%; Floor	4,000	3,879	3,879
		10.25%), 4.00% ETP, Due 7/1/21)
		Term Loan (10.93% cash (Libor + 9.26%; Floor	4,000	3,937	3,937
		10.25%), 4.00% ETP, Due 7/1/21)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (12.07% cash (Libor + 10.40%; Floor	2,067	2,042	2,026
		10.90%), 4.25% ETP, Due 6/1/20)
		Term Loan (12.07% cash (Libor + 10.40%; Floor	1,844	1,788	1,774
		10.90%), 3.80% ETP, Due 11/1/20)
IgnitionOne, Inc. (2)	Internet and Media	Term Loan (11.90% cash (Libor + 10.23%; Floor	3,000	2,842	2,842
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.90% cash (Libor + 10.23%; Floor	3,000	2,842	2,842
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.90% cash (Libor + 10.23%; Floor	3,000	2,842	2,842
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.90% cash (Libor + 10.23%; Floor	3,000	2,842	2,842
		10.23%), 2.00% ETP, Due 4/1/22)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (13)
Jump Ramp Games, Inc. (2)	Internet and Media	Term Loan (11.40% cash (Libor + 9.73%),	4,000	3,946	3,946
		3.00% ETP, Due 4/1/21)
Kixeye, Inc. (2)	Internet and Media	Term Loan (11.27% cash (Libor + 9.60%; Floor	3,000	2,891	2,891
		10.75%), 2.00% ETP, Due 5/1/21)
		Term Loan (11.27% cash (Libor + 9.60%; Floor	3,000	2,949	2,949
		10.75%), 2.00% ETP, Due 5/1/21)
MediaBrix, Inc. (2)	Internet and Media	Term Loan (12.67% cash (Libor + 11.00%; Floor	3,667	3,647	3,647
		11.50%), 3.00% ETP, Due 1/1/20)
Rocket Lawyer Incorporated (2)	Internet and Media	Term Loan (11.07% cash (Libor + 9.40%; Floor	4,000	3,937	3,937
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (11.07% cash (Libor + 9.40%; Floor	4,000	3,937	3,937
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (11.07% cash (Libor + 9.40%; Floor	2,000	1,966	1,966
		10.50%), 3.00% ETP, Due 11/1/21)
Zinio Holdings, LLC (2)	Internet and Media	Term Loan (12.92% cash (Libor + 11.25%; Floor	4,000	3,980	3,980
		11.75%), 6.00% ETP, Due 2/1/20)
The NanoSteel Company, Inc. (2)	Materials	Term Loan (11.17% cash (Libor + 9.50%; Floor	4,445	4,379	4,379
		10.00%), 7.20% ETP, Due 1/1/20)
		Term Loan (11.17% cash (Libor + 9.50%; Floor	2,223	2,190	2,190
		10.00%), 6.45% ETP, Due 1/1/20)
		Term Loan (11.17% cash (Libor + 9.50%; Floor	2,431	2,393	2,393
		10.00%), 5.85% ETP, Due 3/1/20)
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (12.37% cash (Libor + 10.70%; Floor	1,050	1,023	1,023
		11.20%), 3.32% ETP, Due 9/1/19)
Luxtera, Inc.	Semiconductors	Term Loan (11.25% cash (Prime + 6.75%),	2,000	1,913	1,913
		Due 3/28/20)
		Term Loan (11.25% cash (Prime + 6.75%),	1,500	1,449	1,449
		Due 3/28/20)
Bridge2 Solutions, LLC. (2)	Software	Term Loan (10.92% cash (Libor + 9.25%; Floor	5,000	4,792	4,792
		10.50%), 2.00% ETP, Due 11/1/21)
		Term Loan (10.92% cash (Libor + 9.25%; Floor	5,000	4,792	4,792
		10.50%), 2.00% ETP, Due 11/1/21)
Education Elements, Inc. (2)	Software	Term Loan (11.67% cash (Libor + 10.00%; Floor	600	592	592
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (11.67% cash (Libor + 10.00%; Floor	800	789	789
		10.50%), 4.00% ETP, Due 8/1/19)
Metricly, Inc.	Software	Term Loan (13.92% cash (Libor + 12.25%; Floor	158	158	158
		12.50%), 3.33% ETP, Due 9/1/18)
ShopKeep.com, Inc. (2)	Software	Term Loan (11.62% cash (Libor + 9.95%; Floor	5,700	5,607	5,607
		10.45%), 4.08% ETP, Due 10/1/20)
		Term Loan (11.62% cash (Libor + 9.95%; Floor	4,000	3,930	3,930
		10.45%), 3.55% ETP, Due 2/1/21)
SIGNiX, Inc.	Software	Term Loan (12.67% cash (Libor + 11.00%; Floor	2,120	2,025	1,640
		11.50%), 5.33% ETP, Due 2/1/20)
SilkRoad Technology, Inc. (2)	Software	Term Loan (12.02% cash (Libor + 10.35%; Floor	6,750	6,664	6,664
		10.85%; Ceiling 12.85%), 5.00% ETP, Due 6/1/20)
Weblinc Corporation (2)	Software	Term Loan (11.92% cash (Libor + 10.25%; Floor	3,000	2,954	2,954
		11.25%), 3.00% ETP, Due 3/1/21)
xAd, Inc. (2)	Software	Term Loan (10.37% cash (Libor + 8.70%; Floor	5,000	4,902	4,902
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.37% cash (Libor + 8.70%; Floor	5,000	4,902	4,902
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.37% cash (Libor + 8.70%; Floor	3,000	2,941	2,941
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.37% cash (Libor + 8.70%; Floor	2,000	1,961	1,961
		10.00%), 4.75% ETP, Due 11/1/21)
Total Non-Affiliate Debt Investments — Technology				122,379	121,964
Non-Affiliate Debt Investments — Healthcare information and services — 9.1% (8)
HealthEdge Software, Inc. (2)	Software	Term Loan (9.92% cash (Libor + 8.25%;	5,000	4,860	4,860
		Floor 9.25%), 3.00% ETP, Due 7/1/22)
		Term Loan (9.92% cash (Libor + 8.25%;	3,750	3,696	3,696
		Floor 9.25%), 3.00% ETP, Due 1/1/23)
		Term Loan (9.99% cash (Libor + 8.25%;	3,750	3,692	3,692
		Floor 9.25%), 3.00% ETP, Due 4/1/23)
Total Non-Affiliate Debt Investments — Healthcare information and services				12,248	12,248
Total Non- Affiliate Debt Investments				187,333	186,867

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value (13)
Non-Affiliate Warrant Investments — 6.9% (8)
Non-Affiliate Warrants — Life Science — 1.8% (8)
ACT Biotech Corporation	Biotechnology	604,038 Preferred Stock Warrants	60	—
Alpine Immune Sciences, Inc. (5)	Biotechnology	4,634 Common Stock Warrants	122	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	3,656 Common Stock Warrants	33	—
Celsion Corporation (5)	Biotechnology	408 Common Stock Warrants	15	—
Rocket Pharmaceuticals Corporation (5)	Biotechnology	1,763 Common Stock Warrants	17	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants	51	197
Revance Therapeutics, Inc. (5)	Biotechnology	34,113 Common Stock Warrants	68	564
Sample6, Inc. (2)	Biotechnology	661,956 Preferred Stock Warrants	53	25
Strongbridge U.S. Inc. (5)	Biotechnology	160,714 Common Stock Warrants	72	1,056
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	2,050 Common Stock Warrants	5	—
vTv Therapeutics Inc. (2)(5)	Biotechnology	95,293 Common Stock Warrants	44	12
Titan Pharmaceuticals, Inc. (2)(5)	Drug Delivery	320,612 Common Stock Warrants	95	19
AccuVein Inc. (2)	Medical Device	1,174,881 Preferred Stock Warrants	24	28
Aerin Medical, Inc. (2)	Medical Device	1,818,182 Preferred Stock Warrants	66	68
Conventus Orthopaedics, Inc. (2)	Medical Device	720,000 Preferred Stock Warrants	95	98
Lantos Technologies, Inc. (2)	Medical Device	1,715,926 Common Stock Warrants	253	285
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants	26	—
Mitralign, Inc. (2)	Medical Device	64,190 Common Stock Warrants	52	1
NinePoint Medical, Inc. (2)	Medical Device	29,102 Preferred Stock Warrants	33	2
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants	78	—
ReShape Lifesciences Inc. (5)	Medical Device	134 Common Stock Warrants	347	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants	15	13
VERO Biotech LLC (2)	Medical Device	800,000 Common Stock Warrants	53	54
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants	13	—
Total Non-Affiliate Warrants — Life Science			1,690	2,422
Non-Affiliate Warrants — Technology — 4.5% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants	33	24
Intelepeer Holdings, Inc.	Communications	2,256,549 Preferred Stock Warrants	149	113
PebblePost, Inc. (2)	Communications	598,850 Preferred Stock Warrants	92	95
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants	33	32
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	819
Le Tote, Inc. (2)	Consumer-related Technologies	202,974 Preferred Stock Warrants	63	368
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants	164	—
SavingStar, Inc. (2)	Consumer-related Technologies	850,439 Preferred Stock Warrants	104	3
IgnitionOne, Inc. (2)	Internet and Media	262,910 Preferred Stock Warrants	671	664
Jump Ramp Games, Inc. (2)	Internet and Media	159,766 Preferred Stock Warrants	32	33
Kixeye, Inc. (2)	Internet and Media	791,251 Preferred Stock Warrants	75	77
Rocket Lawyer Incorporated (2)	Internet and Media	261,721 Preferred Stock Warrants	92	95
The NanoSteel Company, Inc. (2)	Materials	379,360 Preferred Stock Warrants	187	456
Powerhouse Dynamics, Inc. (2)	Power Management	348,838 Preferred Stock Warrants	33	32
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants	101	37
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants	25	29
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants	59	46
Luxtera, Inc.(2)	Semiconductors	3,546,553 Preferred Stock Warrants	213	363
Soraa, Inc. (2)	Semiconductors	203,616 Preferred Stock Warrants	80	446
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants	113	102
Bridge2 Solutions, Inc. (2)	Software	125,458 Common Stock Warrants	432	763
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants	14	105
Education Elements, Inc. (2)	Software	238,121 Preferred Stock Warrants	28	29
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants	22	284
Metricly, Inc.	Software	41,569 Common Stock Warrants	48	—
Riv Data Corp. (2)	Software	321,428 Preferred Stock Warrants	12	38
ShopKeep.com, Inc. (2)	Software	193,962 Preferred Stock Warrants	118	113
SIGNiX, Inc.	Software	133,560 Preferred Stock Warrants	225	35
Skyword, Inc.	Software	301,056 Preferred Stock Warrants	48	3

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (13)
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants		55	136
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants		242	428
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants		19	2
Weblinc Corporation (2)	Software	195,122 Preferred Stock Warrants		42	43
xAd, Inc. (2)	Software	4,343,350 Preferred Stock Warrants		177	289
Total Non-Affiliate Warrants — Technology				3,869	6,102
Non-Affiliate Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants		100	119
Total Non-Affiliate Warrants — Cleantech				168	119
Non-Affiliate Warrants — Healthcare information and services — 0.5% (8)
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants		54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants		44	45
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants		100	63
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants		74	61
HealthEdge Software, Inc. (2)	Software	158,063 Preferred Stock Warrants		67	67
Medsphere Systems Corporation (2)	Software	7,097,792 Preferred Stock Warrants		60	212
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants		95	211
Total Non-Affiliate Warrants — Healthcare information and services				523	661
Total Non-Affiliate Warrants				6,250	9,304

Non-Affiliate Other Investments — 5.7% (8)
Espero Pharmaceuticals, Inc.	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc.	Medical Device	Royalty Agreement		243	700
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019		4,200	100
Triple Double Holdings, LLC	Software	License Agreement		2,200	2,200
Total Non-Affiliate Other Investments				11,943	7,700

Non-Affiliate Equity — 0.8% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		238	748
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	158
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	35
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock		9	83
TruSignal, Inc.	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				444	1,065
Total Non-Affiliate Portfolio Investment Assets				$205,970	$204,936

Affiliate Investments — 5.3% (8)
Affiliate Debt Investments — Technology — 4.6% (8)
Decisyon, Inc.	Software	Term Loan (13.978% cash (Libor + 12.308%; Floor	$1,523	$1,522	$1,462
		12.50%), 8.00% ETP, Due 4/1/20)
		Term Loan (13.978% cash (Libor + 12.308%; Floor	833	779	748
		12.50%), 8.00% ETP, Due 4/1/20)
		Term Loan (12.02% cash , Due 4/15/19)	250	250	240
		Term Loan (12.03% cash , Due 4/15/19)	250	250	240
		Term Loan (12.24% cash , Due 4/15/19)	750	750	721
StereoVision Imaging, Inc.	Software	Term Loan (8.61% PIK (Libor + 7.03%; Floor	3,200	2,798	2,692
		8.50%), 8.50% ETP, Due 9/1/21) (12)
Total Affiliate Debt Investments — Technology				6,349	6,103

Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc.	Software	82,967 Common Stock Warrants		46	—
Total Affiliate Warrants — Technology				46	—

Affiliate Equity — Technology — 0.7% (8)
Decisyon, Inc.	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc.	Software	1,943,572 Common Stock		791	791
Total Affiliate Equity				976	866
Total Affiliate Portfolio Investment Assets				$7,371	$6,969
Total Portfolio Investment Assets — 157.8%(8)				$213,341	$211,905

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

(Dollars in thousands)

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility.
(3)	All non-affiliate investments are investments in which the Company owns less than 5% ownership of the voting securities of the portfolio company. All affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of March 31, 2018 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), as of March 31, 2018. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.
(11)	Debt investment is on non-accrual status as of March 31, 2018.
(12)	Debt investment has a payment-in-kind (“PIK”) feature.
(13)	Except for common stock in publicly traded companies, the fair value of the investment was valued using significant unobservable inputs.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (14)
Non-Affiliate Investments — 161.8% (8)
Non-Affiliate Debt Investments — 148.4% (8)
Non-Affiliate Debt Investments — Life Science — 43.0% (8)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (9.87% cash (Libor + 8.50%; Floor	$2,000	$1,980	$1,980
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.87% cash (Libor + 8.50%; Floor	3,167	3,139	3,139
		9.00%), 5.00% ETP, Due 8/1/19)
vTv Therapeutics Inc. (2)(5)	Biotechnology	Term Loan (11.37% cash (Libor + 10.00%; Floor	6,250	6,196	6,196
		10.50%), 6.00% ETP, Due 5/1/20)
		Term Loan (11.37% cash (Libor + 10.00%; Floor	3,750	3,700	3,700
		10.50%), 6.00% ETP, Due 10/1/20)
Titan Pharmaceuticals, Inc. (2)(5)	Drug Delivery	Term Loan (9.77% cash (Libor + 8.40%; Floor	3,500	3,400	3,400
		9.50%), 5.00% ETP, Due 6/1/21)
		Term Loan (9.77% cash (Libor + 8.40%; Floor	3,500	3,430	3,430
		9.50%), 5.00% ETP, Due 6/1/21)
Aerin Medical, Inc. (2)	Medical Device	Term Loan (8.85% cash (Libor + 7.45%; Floor	4,000	3,876	3,876
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (8.85% cash (Libor + 7.45%; Floor	3,000	2,954	2,954
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (8.85% cash (Libor + 7.45%; Floor	3,000	2,954	2,954
		8.75%), 4.00% ETP, Due 1/1/22)
Conventus Orthopaedics, Inc. (2)	Medical Device	Term Loan (9.49% cash (Libor + 8.00%; Floor	4,000	3,928	3,928
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (9.49% cash (Libor + 8.00%; Floor	4,000	3,928	3,928
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (9.49% cash (Libor + 8.00%; Floor	4,000	3,928	3,928
		9.25%), 6.00% ETP, Due 6/1/21)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (11.87% PIK (Libor + 10.50%; Floor	2,479	2,466	2,466
		11.50%), 8.91% ETP, Due 5/1/19) (13)
Mederi Therapeutics, Inc. (2)	Medical Device	Term Loan (13.01% cash (Libor + 11.82%; Floor	173	173	163
		12.00%), 6.00% ETP, Due 12/1/17)
		Term Loan (13.01% cash (Libor + 11.82%; Floor	173	173	163
		12.00%), 6.00% ETP, Due 12/1/17)
NinePoint Medical, Inc. (2)	Medical Device	Term Loan (10.12% cash (Libor + 8.75%; Floor	2,667	2,645	2,645
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (10.12% cash (Libor + 8.75%; Floor	1,333	1,320	1,320
		9.25%), 4.50% ETP, Due 3/1/19)
VERO Biotech LLC (2)	Medical Device	Term Loan (9.33% cash (Libor + 8.00%; Floor	4,000	3,914	3,914
		9.25%), 5.00% ETP, Due 1/1/22)
		Term Loan (9.33% cash (Libor + 8.00%; Floor	4,000	3,934	3,934
		9.25%), 5.00% ETP, Due 1/1/22)
Total Non-Affiliate Debt Investments — Life Science				58,038	58,018
Non-Affiliate Debt Investments — Technology — 99.1% (8)
Intelepeer Holdings, Inc.	Communications	Term Loan (11.39% cash (Libor + 9.95%; Floor	4,000	3,888	3,888
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (11.39% cash (Libor + 9.95%; Floor	4,000	3,927	3,927
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (11.39% cash (Libor + 9.95%; Floor	4,000	3,927	3,927
		11.25%), 2.50% ETP, Due 7/1/21)
PebblePost, Inc. (2)	Communications	Term Loan (10.63% cash (Libor + 9.26%; Floor	4,000	3,874	3,874
		10.25%), 4.00% ETP, Due 7/1/21)
		Term Loan (10.63% cash (Libor + 9.26%; Floor	4,000	3,933	3,933
		10.25%), 4.00% ETP, Due 7/1/21)
Le Tote, Inc. (2)	Consumer-related Technologies	Term Loan (11.02% cash (Libor + 9.65%; Floor	4,000	3,960	3,960
		10.15%), 5.00% ETP, Due 3/1/20)
		Term Loan (11.02% cash (Libor + 9.65%; Floor	3,000	2,969	2,969
		10.15%), 5.00% ETP, Due 3/1/20)
SavingStar, Inc. (2)	Consumer-related Technologies	Term Loan (11.77% cash (Libor + 10.40%; Floor	2,167	2,140	2,140
		10.90%), 4.25% ETP, Due 6/1/20)
		Term Loan (11.77% cash (Libor + 10.40%; Floor	1,911	1,849	1,849
		10.90%), 3.80% ETP, Due 11/1/20)
IgnitionOne, Inc. (2)	Internet and Media	Term Loan (11.60% cash (Libor + 10.23%; Floor	3,000	2,832	2,832
		10.23%), 2.00% ETP, Due 4/1/22)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (14)
		Term Loan (11.60% cash (Libor + 10.23%; Floor	3,000	2,832	2,832
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.60% cash (Libor + 10.23%; Floor	3,000	2,832	2,832
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.60% cash (Libor + 10.23%; Floor	3,000	2,832	2,832
		10.23%), 2.00% ETP, Due 4/1/22)
Jump Ramp Games, Inc. (2)	Internet and Media	Term Loan (11.10% cash (Libor + 9.73%),	4,000	3,942	3,942
		3.00% ETP, Due 4/1/21)
Kixeye, Inc. (2)	Internet and Media	Term Loan (10.97% cash (Libor + 9.60%; Floor	3,000	2,900	2,900
		10.75%), 2.00% ETP, Due 9/1/21)
		Term Loan (10.97% cash (Libor + 9.60%; Floor	3,000	2,945	2,945
		10.75%), 2.00% ETP, Due 9/1/21)
MediaBrix, Inc. (2)	Internet and Media	Term Loan (12.37% cash (Libor + 11.00%; Floor	4,000	3,977	3,977
		11.50%), 3.00% ETP, Due 1/1/20)
Rocket Lawyer Incorporated (2)	Internet and Media	Term Loan (10.77% cash (Libor + 9.40%; Floor	4,000	3,933	3,933
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (10.77% cash (Libor + 9.40%; Floor	4,000	3,933	3,933
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (10.77% cash (Libor + 9.40%; Floor	2,000	1,963	1,963
		10.50%), 3.00% ETP, Due 11/1/21)
Zinio Holdings, LLC (2)	Internet and Media	Term Loan (12.62% cash (Libor + 11.25%; Floor	4,000	3,978	3,978
		11.75%), 6.00% ETP, Due 2/1/20)
The NanoSteel Company, Inc. (2)	Materials	Term Loan (10.87% cash (Libor + 9.50%; Floor	4,653	4,578	4,578
		10.00%), 7.20% ETP, Due 1/1/20)
		Term Loan (10.87% cash (Libor + 9.50%; Floor	2,327	2,289	2,289
		10.00%), 6.45% ETP, Due 1/1/20)
		Term Loan (10.87% cash (Libor + 9.50%; Floor	2,500	2,457	2,457
		10.00%), 5.85% ETP, Due 3/1/20)
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (12.07% cash (Libor + 10.70%; Floor	1,250	1,234	1,234
		11.20%), 3.00% ETP, Due 3/1/19)
Luxtera, Inc.	Semiconductors	Term Loan (11.25% cash (Prime + 6.75%),	2,000	1,902	1,902
		Due 3/28/20)
		Term Loan (11.25% cash (Prime + 6.75%),	1,500	1,443	1,443
		Due 3/28/20)
Bridge2 Solutions, LLC. (2)	Software	Term Loan (10.62% cash (Libor + 9.25%; Floor	5,000	4,777	4,777
		10.50%), 2.00% ETP, Due 11/1/21)
		Term Loan (10.62% cash (Libor + 9.25%; Floor	5,000	4,777	4,777
		10.50%), 2.00% ETP, Due 11/1/21)
Digital Signal Corporation (11)(12)	Software	Term Loan (11.62% cash (Libor + 10.25%; Floor	1,290	1,256	1,210
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (11.62% cash (Libor + 10.25%; Floor	1,290	1,256	1,210
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash, Due 12/31/17)	501	501	483
Education Elements, Inc. (2)	Software	Term Loan (11.37% cash (Libor + 10.00%; Floor	800	789	789
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (11.37% cash (Libor + 10.00%; Floor	950	937	937
		10.50%), 4.00% ETP, Due 8/1/19)
Metricly, Inc.	Software	Term Loan (13.62% cash (Libor + 12.25%; Floor	184	184	184
		12.50%), 3.33% ETP, Due 9/1/18)
ShopKeep.com, Inc. (2)	Software	Term Loan (11.32% cash (Libor + 9.95%; Floor	6,000	5,897	5,897
		10.45%), 4.08% ETP, Due 10/1/20)
		Term Loan (11.32% cash (Libor + 9.95%; Floor	4,000	3,924	3,924
		10.45%), 3.55% ETP, Due 2/1/21)
SIGNiX, Inc.	Software	Term Loan (12.37% cash (Libor + 11.00%; Floor	2,180	2,073	1,930
		11.50%), 5.33% ETP, Due 2/1/20)
SilkRoad Technology, Inc. (2)	Software	Term Loan (11.72% cash (Libor + 10.35%; Floor	7,000	6,904	6,904
		10.85%; Ceiling 12.85%), 5.00% ETP, Due 6/1/20)
Weblinc Corporation (2)	Software	Term Loan (11.62% cash (Libor + 10.25%; Floor	3,000	2,913	2,913
		11.25%), 3.00% ETP, Due 3/1/21)
xAd, Inc. (2)	Software	Term Loan (10.07% cash (Libor + 8.70%; Floor	5,000	4,895	4,895
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.07% cash (Libor + 8.70%; Floor	5,000	4,895	4,895

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (14)
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.07% cash (Libor + 8.70%; Floor	3,000	2,937	2,937
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.07% cash (Libor + 8.70%; Floor	2,000	1,958	1,958
		10.00%), 4.75% ETP, Due 11/1/21)
Total Non-Affiliate Debt Investments — Technology				134,142	133,889
Non-Affiliate Debt Investments — Healthcare information and services — 6.3% (8)
HealthEdge Software, Inc. (2)	Software	Term Loan (9.62% cash (Libor + 8.25%;	5,000	4,819	4,819
		Floor 9.25%), 3.00% ETP, Due 7/1/22)
		Term Loan (9.68% cash (Libor + 8.25%;	3,750	3,693	3,693
		Floor 9.25%), 3.00% ETP, Due 1/1/23)
Total Non-Affiliate Debt Investments — Healthcare information and services				8,512	8,512
Total Non- Affiliate Debt Investments				200,692	200,419

Non-Affiliate Warrant Investments — 6.7% (8)
Non-Affiliate Warrants — Life Science — 1.6% (8)
ACT Biotech Corporation	Biotechnology	604,038 Preferred Stock Warrants		60	—
Alpine Immune Sciences, Inc. (5)	Biotechnology	4,634 Common Stock Warrants		122	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	73,112 Common Stock Warrants		33	—
Celsion Corporation (5)	Biotechnology	408 Common Stock Warrants		15	—
Rocket Pharmaceuticals Corporation (5)	Biotechnology	7,051 Common Stock Warrants		17	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants		51	82
Revance Therapeutics, Inc. (5)	Biotechnology	34,113 Common Stock Warrants		68	729
Sample6, Inc. (2)	Biotechnology	661,956 Preferred Stock Warrants		53	25
Strongbridge U.S. Inc. (5)	Biotechnology	160,714 Common Stock Warrants		72	794
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)	Biotechnology	95,293 Common Stock Warrants		44	82
Titan Pharmaceuticals, Inc. (2)(5)	Drug Delivery	280,612 Common Stock Warrants		88	30
AccuVein Inc. (2)	Medical Device	75,769 Preferred Stock Warrants		24	27
Aerin Medical, Inc. (2)	Medical Device	1,818,182 Preferred Stock Warrants		66	66
Conventus Orthopaedics, Inc. (2)	Medical Device	720,000 Preferred Stock Warrants		95	95
IntegenX, Inc. (2)	Medical Device	170,646 Preferred Stock Warrants		35	32
Lantos Technologies, Inc. (2)	Medical Device	471,979 Common Stock Warrants		39	145
Mederi Therapeutics, Inc. (2)	Medical Device	248,736 Preferred Stock Warrants		26	—
Mitralign, Inc. (2)	Medical Device	64,190 Common Stock Warrants		52	1
NinePoint Medical, Inc. (2)	Medical Device	29,102 Preferred Stock Warrants		33	2
OraMetrix, Inc. (2)	Medical Device	812,348 Preferred Stock Warrants		78	—
ReShape Lifesciences Inc. (5)	Medical Device	134 Common Stock Warrants		347	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants		15	12
VERO Biotech LLC (2)	Medical Device	800,000 Common Stock Warrants		53	53
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants		13	—
Total Non-Affiliate Warrants — Life Science				1,504	2,175
Non-Affiliate Warrants — Technology — 4.6% (8)
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants		32	22
Intelepeer Holdings, Inc.	Communications	2,256,549 Preferred Stock Warrants		149	110
PebblePost, Inc. (2)	Communications	598,850 Preferred Stock Warrants		92	92
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants		33	31
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	816
Le Tote, Inc. (2)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	363
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
SavingStar, Inc. (2)	Consumer-related Technologies	850,439 Preferred Stock Warrants		104	103
IgnitionOne, Inc. (2)	Internet and Media	262,910 Preferred Stock Warrants		672	668
Jump Ramp Games, Inc. (2)	Internet and Media	159,766 Preferred Stock Warrants		31	31
Kixeye, Inc. (2)	Internet and Media	791,251 Preferred Stock Warrants		75	74
Rocket Lawyer Incorporated (2)	Internet and Media	261,721 Preferred Stock Warrants		91	91
The NanoSteel Company, Inc. (2)	Materials	379,360 Preferred Stock Warrants		187	448
Nanocomp Technologies, Inc. (2)	Networking	1,440,489 Preferred Stock Warrants		67	—
Powerhouse Dynamics, Inc. (2)	Power Management	290,698 Preferred Stock Warrants		28	26
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants		101	40
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants		25	28
Kaminario, Inc.	Semiconductors	1,087,203 Preferred Stock Warrants		59	44
Luxtera, Inc.(2)	Semiconductors	3,546,553 Preferred Stock Warrants		213	361

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (14)
Soraa, Inc. (2)	Semiconductors	203,616 Preferred Stock Warrants		80	438
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants		113	99
Bridge2 Solutions, Inc. (2)	Software	125,458 Common Stock Warrants		433	760
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants		14	82
Digital Signal Corporation	Software	125,116 Common Stock Warrants		32	—
Education Elements, Inc. (2)	Software	238,121 Preferred Stock Warrants		28	28
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants		22	281
Metricly, Inc.	Software	41,569 Common Stock Warrants		48	—
Riv Data Corp. (2)	Software	321,428 Preferred Stock Warrants		12	38
ShopKeep.com, Inc. (2)	Software	193,962 Preferred Stock Warrants		118	138
SIGNiX, Inc.	Software	133,560 Preferred Stock Warrants		225	109
Skyword, Inc.	Software	301,056 Preferred Stock Warrants		48	32
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants		55	132
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants		242	464
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants		19	2
Weblinc Corporation (2)	Software	195,122 Preferred Stock Warrants		42	42
xAd, Inc. (2)	Software	4,343,350 Preferred Stock Warrants		177	177
Total Non-Affiliate Warrants — Technology				3,962	6,170
Non-Affiliate Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants		100	117
Total Non-Affiliate Warrants — Cleantech				168	117
Non-Affiliate Warrants — Healthcare information and services — 0.4% (8)
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants		54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants		44	44
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants		100	62
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants		74	59
HealthEdge Software, Inc. (2)	Software	110,644 Preferred Stock Warrants		46	46
Medsphere Systems Corporation (2)	Software	7,097,792 Preferred Stock Warrants		60	208
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants		95	207
Total Non-Affiliate Warrants — Healthcare information and services				502	628
Total Non-Affiliate Warrants				6,136	9,090

Non-Affiliate Other Investments — 5.7% (8)
Espero Pharmaceuticals, Inc.	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc.	Medical Device	Royalty Agreement		305	700
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019		4,226	100
Triple Double Holdings, LLC	Software	License Agreement		2,200	2,200
Total Non-Affiliate Other Investments				12,031	7,700

Non-Affiliate Equity — 1.0% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		238	1,035
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	183
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	49
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock		9	83
TruSignal, Inc.	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				444	1,391
Total Non-Affiliate Portfolio Investment Assets				$219,303	$218,600

Affiliate Investments — 2.6% (8)
Affiliate Debt Investments — Technology — 2.5% (8)
Decisyon, Inc.	Software	Term Loan (13.678% cash (Libor + 12.308%; Floor	$1,523	$1,522	$1,449
		12.50%), 8.00% ETP, Due 1/1/20)
		Term Loan (13.678% cash (Libor + 12.308%; Floor	833	771	735
		12.50%), 8.00% ETP, Due 1/1/20)
		Term Loan (12.02% PIK , Due 4/15/19) (13)	250	250	238
		Term Loan (12.03% PIK , Due 4/15/19) (13)	250	250	238
		Term Loan (12.24% PIK , Due 4/15/19) (13)	750	750	714
Total Affiliate Debt Investments — Technology				3,543	3,374

Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc.	Software	82,967 Common Stock Warrants		46	—
Total Affiliate Warrants — Technology				46	—

Affiliate Equity — Technology — 0.1% (8)
Decisyon, Inc.	Software	45,365,936 Common Stock		185	125
Total Affiliate Equity				185	125
Total Affiliate Portfolio Investment Assets				$3,774	$3,499

Total Portfolio Investment Assets — 164.4%(8)				$223,077	$222,099

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility.
(3)	All non-affiliate investments are investments in which the Company owns less than 5% ownership of the voting securities of the portfolio company. All affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company.
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2017 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act as of December 31, 2017. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.
(11)	Debt investment is on non-accrual status as of December 31, 2017.
(12)	Digital Signal Corporation, a Delaware corporation (“DSC”), made an assignment for the benefit of its creditors whereby DSC assigned all of its assets to DSC (assignment for the benefit of creditors), LLC (“DSC ABC”), a Delaware limited liability company, established under Delaware law to effectuate the Assignment for the Benefit of Creditors of DSC.
(13)	Debt investment has a PIK feature.
(14)	Except for common stock in publicly traded companies, the fair value of the investment was valued using significant unobservable inputs.

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

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments the Company makes and capital appreciation from the warrants the Company receives when making such debt investments. The Company has entered into an investment management agreement (the “Investment Management Agreement”) with Horizon Technology Finance Management LLC (the “Advisor”) under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.

Note 2.  Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2018, there were no debt investments on non-accrual status. As of December 31, 2017, there was one investment on non-accrual status with a cost of $3.0 million and a fair value of $2.9 million. For the three months ended March 31, 2018 and 2017, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended March 31, 2018 and 2017 was 7.5%.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of March 31, 2018 and December 31, 2017 was $2.0 million and $2.1 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2018 and December 31, 2017 were $2.0 million and $1.8 million, respectively. The amortization expense for the three months ended March 31, 2018 and 2017 was $0.2 million and $0.1 million, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2018 and 2017, there was no U.S. federal excise tax recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2018 and December 31, 2017. The Company’s income tax returns for the 2016, 2015 and 2014 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stock Repurchase Program

On April 27, 2018, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2019 or the repurchase of $5.0 million of the Company’s common stock. During the three months ended March 31, 2018 and 2017, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through March 31, 2018, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Recently adopted accounting pronouncement

In April 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends existing revenue recognition guidance to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. As required, the Company adopted ASU 2014-09 effective January 1, 2018, and such adoption did not have an impact on the Company’s consolidated financial statements and disclosures.

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

The base management fee payable at March 31, 2018 and December 31, 2017 was $0.4 million. The base management fee expense was $1.1 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

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

The performance based incentive fee expense was $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended March 31, 2018 and 2017, which resulted in $0.2 million and $0.3 million of reduced expense and additional net investment income, respectively. The performance based incentive fee payable as of March 31, 2018 and December 31, 2017 was $0.5 million. The entire incentive fee payable as of March 31, 2018 and December 31, 2017 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.2 million for the three months ended March 31, 2018 and 2017.

Note 4.  Investments

The following table shows the Company’s investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Investments
Debt	$193,682	$192,970	$204,235	$203,793
Warrants	6,296	9,304	6,182	9,090
Other	11,943	7,700	12,031	7,700
Equity	1,420	1,931	629	1,516
Total investments	$213,341	$211,905	$223,077	$222,099

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$20,269	$21,479	$21,249	$22,694
Drug Delivery	1,557	1,481	6,918	6,860
Medical Device	38,507	38,458	37,374	37,306
Technology
Communications	19,846	19,804	19,823	19,773
Consumer-Related	4,271	5,105	11,359	12,314
Data Storage	4,200	100	4,226	100
Internet and Media	39,491	39,490	39,768	39,763
Materials	9,149	9,418	9,511	9,772
Networking	—	—	66	—
Power Management	1,056	1,055	1,262	1,260
Semiconductors	3,840	4,283	3,823	4,256
Software	58,216	58,204	58,516	58,744
Cleantech
Alternative Energy	68	—	68	—
Energy Efficiency	100	119	100	117
Healthcare Information and Services
Diagnostics	83	2	83	2
Other	218	169	218	165
Software	12,470	12,738	8,713	8,973
Total investments	$213,341	$211,905	$223,077	$222,099

Note 5.  Transactions with affiliated companies

An affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities. Transactions related to investments in affiliated companies for the three months ended March 31, 2018 were as follows:

Three months ended March 31, 2018

Portfolio Company	Fair value at December 31, 2017	Purchases	Sales	Transfers in/(out) at fair value	Discount accretion	Net unrealized gain/(loss)	Fair value at March 31, 2018	Net realized gain/(loss)	Interest income
	(In thousands)
Decisyon, Inc.	$3,499	$—	$—	$—	$7	$(20)	$3,486	$—	$131
StereoVision, Inc.	—	3,589	—	—	—	(106)	3,483	—	—
Total Affiliates	$3,499	$3,589	$—	$—	$7	$(126)	$6,969	$—	$131

There were no transactions related to investments in affiliated companies for the three months ended March 31, 2017.

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

Debt investments:  The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At March 31, 2018 and December 31, 2017, the hypothetical market yields used ranged from 10% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of March 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2018:

March 31, 2018
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$192,624	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 25%	13%

	346	Liquidation Scenario	Probability Weighting	100%	100%

Warrant investments	7,456	Black-Scholes Valuation Model	Price Per Share	$0.00 – $22.38	$3.63
			Average Industry Volatility	20%	20%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	2	Expected Settlement	Price Per Share	$0.001	$0.001

Other investments	7,700	Multiple Probability Weighted Cash Flow Model	Discount Rate	18% – 25%	19%
			Probability Weighting	0% – 100%	36%

Equity investments	990	Last Equity Financing	Price Per Share	$0.00 – $1.26	$0.46
Total Level 3 investments	$209,118

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

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On March 31, 2018, the closing price of the 2022 Notes on the New York Stock Exchange was $25.75 per note, or $38.5 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$192,970	$—	$—	$192,970
Warrant investments	$9,304	$—	$1,846	$7,458
Other investments	$7,700	$—	$—	$7,700
Equity investments	$1,931	$941	$—	$990

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt investments	$203,793	$—	$—	$203,793
Warrant investments	$9,090	$—	$1,717	$7,373
Other investments	$7,700	$—	$—	$7,700
Equity investments	$1,516	$1,267	$—	$249

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$203,793	$7,373	$249	$7,700	$219,115
Purchase of investments	8,562	—	—	—	8,562
Warrants and equity received and classified as Level 3	—	240	791	—	1,031
Principal payments received on investments	(15,452)	—	—	(88)	(15,540)
Proceeds from sale of investments	(2,715)	—	—	—	(2,715)
Net realized loss on investments	(15)	(134)	—	—	(149)
Unrealized (depreciation) appreciation included in earnings	(270)	(21)	(50)	88	(253)
Other	(933)	—	—	—	(933)
Level 3 assets, end of period	$192,970	$7,458	$990	$7,700	$209,118

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended March 31 2018, there were no transfers between levels.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2018 includes $0.3 million in unrealized depreciation on debt and other investments, $0.1 million in unrealized depreciation on warrant investments and $0.05 million in unrealized depreciation on equity investments.

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

As of March 31, 2018 and December 31, 2017, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2022 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.  Borrowings

The following table shows the Company’s borrowings as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$95,000	$58,000	$37,000	$95,000	$58,000	$37,000
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	132,375	95,375	37,000	132,375	95,375	37,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,231)	—	—	(1,300)	—
Total borrowings outstanding, net	$132,375	$94,144	$37,000	$132,375	$94,075	$37,000

Currently, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of March 31, 2018, the Company’s asset coverage for borrowed amounts was 241%.

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act as part of an omnibus spending bill, which, among other things, amends the 1940 Act to reduce the minimum required asset coverage applicable to BDCs under the 1940 Act from 200% to 150% if certain approval and disclosure requirements are met. Before such reduced asset coverage requirement can apply to the Company, such reduced asset coverage requirement must be approved by either (a) a majority of the Company’s directors who have no financial interest in such approval and a majority of the Company’s directors who are not interested persons, as defined by the 1940 Act, of the Company in which case such reduced asset coverage requirement would take effect on the first anniversary of the date of such Board approval, or (b) a majority of votes cast by the stockholders of the Company at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirement shall take effect on the day after such approval.

The Company entered into the Key Facility with Key effective November 4, 2013. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $95 million commitment as of March 31, 2018. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. As of March 31, 2018, the Key Facility had a revolving period that extended to August 12, 2018, followed by a two-year amortization period and was scheduled to mature on August 12, 2020. The interest rate is based upon the one-month London Interbank Offered Rate (“LIBOR”), plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 1.88% and 1.56% on March 31, 2018 and December 31, 2017, respectively. The average interest rate for the three months ended March 31, 2018 and 2017 was 4.85% and 4.03%, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually. As of March 31, 2018 and December 31, 2017, the Company had borrowing capacity under the Key Facility of $37.0 million. At March 31, 2018 and December 31, 2017, $24.0 million and $23.6 million, respectively, was available, subject to existing terms and advance rates.

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

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2018, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

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

The balance of unfunded commitments to extend credit was $22.5 million and $33.3 million as of March 31, 2018 and December 31, 2017, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2018:

	March 31, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Aerin Medical, Inc.	$5,000	$63
VERO Biotech LLC	2,000	20
HealthEdge Software, Inc.	7,500	75
Intelepeer Holdings, Inc.	3,000	40
PebblePost, Inc.	4,000	59
StereoVision Imaging, Inc.	1,000	—
Total	$22,500	$257

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2018, which totaled $0.3 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 32% and 29% of total debt investments outstanding as of March 31, 2018 and December 31, 2017, respectively. No single debt investment represented more than 10% of the total debt investments as of March 31, 2018 and December 31, 2017. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 29% and 14% of total interest and fee income on investments for the three months ended March 31, 2018 and 2017, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2018 and for the years ended December 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Three Months Ended March 31, 2018
3/1/18	5/17/18	6/15/18	$0.10	$—	—	$—
3/1/18	4/19/18	5/15/18	0.10	—	—	—
3/1/18	3/19/18	4/17/18	0.10	1,139	1,255	13
			$0.30	$1,139	1,255	$13

Year Ended December 31, 2017
10/27/17	2/21/18	3/15/18	$0.10	$1,138	1,241	$14
10/27/17	1/22/18	2/15/18	0.10	1,139	1,185	13
10/27/17	12/20/17	1/17/18	0.10	1,139	1,119	13
7/28/17	11/20/17	12/15/17	0.10	1,139	1,227	13
7/28/17	10/19/17	11/15/17	0.10	1,139	1,195	13
7/28/17	9/20/17	10/16/17	0.10	1,138	1,205	14
4/27/17	8/18/17	9/15/17	0.10	1,140	1,199	13
4/27/17	7/20/17	8/15/17	0.10	1,140	1,159	12
4/27/17	6/20/17	7/14/17	0.10	1,138	1,164	13
3/3/17	5/19/17	6/15/17	0.10	1,137	1,202	14
3/3/17	4/21/17	5/16/17	0.10	1,137	1,287	15
3/3/17	3/20/17	4/18/17	0.10	1,134	1,510	18
			$1.20	$13,658	14,693	$165
Year Ended December 31, 2016
10/28/16	2/22/17	3/15/17	$0.10	$1,134	1,665	$16
10/28/16	1/19/17	2/15/17	0.10	1,133	1,542	17
10/28/16	12/20/16	1/13/17	0.10	1,137	1,550	16
7/29/16	11/18/16	12/15/16	0.115	1,308	1,712	19
7/29/16	10/20/16	11/15/16	0.115	1,308	1,896	21
7/29/16	9/20/16	10/17/16	0.115	1,305	1,716	22
4/28/16	8/19/16	9/15/16	0.115	1,307	1,535	21
4/28/16	7/20/16	8/15/16	0.115	1,302	1,842	25
4/28/16	6/20/16	7/15/16	0.115	1,305	1,734	23
3/3/16	5/19/16	6/15/16	0.115	1,305	1,898	23
3/3/16	4/20/16	5/16/16	0.115	1,283	3,821	44
3/3/16	3/18/16	4/15/16	0.115	1,306	1,840	21
			$1.335	$15,133	22,751	$268

On April 27, 2018, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
August 16, 2018	August 17, 2018	September 14, 2018	$0.10
July 18, 2018	July 19, 2018	August 15, 2018	$0.10
June 18, 2018	June 19, 2018	July 17, 2018	$0.10

After paying distributions of $0.30 per share and earning $0.28 per share for the quarter, the Company’s undistributed spillover income as of March 31, 2018 was $0.07 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Three Months Ended March 31,
	2018		2017
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.72		$12.09
Net investment income	0.28		0.29
Realized loss on investments	(0.01)		(0.94)
Unrealized (depreciation) appreciation on investments	(0.04)		0.97
Net increase in net assets resulting from operations	0.23		0.32
Distributions declared(1)	(0.30)		(0.30)
From net investment income	(0.30)		(0.30)
From net realized gain on investments	—		—
Return of capital	—		—
Net asset value at end of period	$11.65		$12.11
Per share market value, beginning of period	$11.22		$10.53
Per share market value, end of period	$10.39		$11.13
Total return based on a market value(2)	(4.7)%		8.5%
Shares outstanding at end of period	11,523,951		11,515,181
Ratios to average net assets:
Expenses without incentive fees	10.2	%(3)	9.1	%(3)
Incentive fees	1.6	%(3)	1.2	%(3)
Net expenses	11.8	%(3)	10.3	%(3)
Net investment income with incentive fees	9.5	%(3)	9.7	%(3)
Net assets at the end of the period	$134,261		$139,439
Average net asset value	$134,668		$139,316
Average debt per share	$8.28		$7.47
Portfolio turnover ratio	4.3%		14.4%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(3)	Annualized.

Note 12. Subsequent event

On April 6, 2018, the Company amended the Key Facility to increase the aggregate commitments to $100.0 million and extend the revolving period to April 6, 2021 and the maturity date to April 6, 2023.

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

Forward-looking statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing debt investments, warrants and other investments;
•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Finance Management LLC, or the Advisor;
•	the impact of increased competition;
•	the impact of investments we intend to make and future acquisitions and divestitures;
•	the unfavorable resolution of legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	our regulatory structure and tax status;
•	our ability to qualify and maintain qualification as a regulated investment company, or RIC, and as a business development company, or BDC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;
•	the ability of our portfolio companies to achieve their objective;
•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
•	the impact of the Small Business Credit Availability Act on our operations and the BDC industry;
•	our contractual arrangements and relationships with third parties;
•	our ability to access capital and any future financings by us;
•	the ability of our Advisor to attract and retain highly talented professionals; and
•	the impact of changes to tax legislation and, generally, our tax position.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2017, and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of March 31, 2018, 100.0%, or $193.0 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain approval and disclosure requirements are met) after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Term loans	32	$192,970	91.1%	33	$203,793	91.8%
Warrants	69	9,304	4.4	72	9,090	4.0
Other investments	4	7,700	3.6	4	7,700	3.5
Equity	7	1,931	0.9	6	1,516	0.7
Total		$211,905	100.0%		$222,099	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Beginning portfolio	$222,099	$194,003
New debt investments	11,041	25,916
Less refinanced debt investments	(2,479)	—
Net new debt investments	8,562	25,916
Principal payments received on investments	(8,799)	(11,891)
Early pay-offs	(6,741)	(27,209)
Accretion of debt investment fees	510	505
New debt investment fees	(1,195)	(270)
New equity	791	—
Proceeds from sale of investments	(2,715)	(1,226)
Net realized loss on investments	(149)	(10,845)
Net unrealized (depreciation) appreciation on investments	(458)	11,131
Ending portfolio	$211,905	$180,114

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$13,984	7.3%	$15,015	7.4%
Drug Delivery	1,462	0.8	6,830	3.4
Medical Device	37,209	19.3	36,173	17.7
Technology
Communications	19,572	10.1	19,549	9.6
Consumer-Related	3,800	2.0	10,918	5.3
Internet and Media	38,621	20.0	38,899	19.1
Materials	8,962	4.6	9,324	4.6
Power Management	1,023	0.5	1,234	0.6
Semiconductors	3,362	1.7	3,345	1.6
Software	52,727	27.3	53,994	26.5
Healthcare Information and Services
Software	12,248	6.4	8,512	4.2
Total	$192,970	100.0%	$203,793	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 32% and 29% of total debt investments outstanding as of March 31, 2018 and December 31, 2017, respectively. No single debt investment represented more than 10% of our total debt investments as of March 31, 2018 and December 31, 2017.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2018 and December 31, 2017, our debt investments had a weighted average credit rating of 3.0. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	4	$21,119	10.9%	4	$18,701	9.2%
3	23	150,452	78.0	25	176,560	86.6
2	5	21,399	11.1	3	5,632	2.8
1	—	—	—	1	2,900	1.4
Total	32	$192,970	100.0%	33	$203,793	100.0%

As of March 31, 2018, there were no debt investments with an internal credit rating of 1. As of December 31, 2017, there was one debt investment with an internal credit rating of 1, with a cost of $3.0 million and a fair value of $2.9 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended March 31, 2018 and 2017

The following table shows consolidated results of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Total investment income	$7,175	$6,962
Total expenses	3,965	3,595
Net investment income	3,210	3,367
Net realized loss on investments	(149)	(10,845)
Net unrealized (depreciation) appreciation on investments	(458)	11,131
Net increase in net assets resulting from operations	$2,603	$3,653
Average debt investments, at fair value	$199,728	$179,530
Average borrowings outstanding	$95,375	$86,056

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $0.2 million, or 3.1%, to $7.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, total investment income consisted primarily of $6.8 million in interest income from investments, which included $1.3 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.4 million in fee income. Interest income on investments increased by $0.5 million, or 7.5%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Interest income on investments increased primarily due to an increase of $20.2 million, or 11.3%, in the average size of our investment portfolio for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, which was partially offset by a decrease in accelerated ETPs related to prepayments. Fee income, which includes success fee and prepayment fee income on debt investments, decreased by $0.3 million, or 38.2%, to $0.4 million primarily due to a decrease in fees earned on lower principal prepayments received during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

For the three months ended March 31, 2018 and 2017, our dollar-weighted annualized yield on average debt investments (excluding any yield from warrants, equity and other investments) was 14.4% and 15.5%, respectively. We calculate the yield on dollar-weighted average debt investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the three months ended March 31, 2018 and 2017, our investment portfolio (including any yield from warrants, equity and other investments) had an overall total return of 13.1% and 14.8%, respectively. We calculate the yield on dollar-weighted average investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 29% and 14% of investment income for the three months ended March 31, 2018 and 2017, respectively.

Expenses

Total expenses increased by $0.4 million, or 10.3%, to $4.0 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.2 million, or 12.8%, to $1.5 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $9.3 million, or 10.8%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Base management fee expense increased by $0.1 million, or 14.4%, to $1.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Base management fee increased primarily due to an increase of $20.2 million, or 11.3%, in the average size of our investment portfolio for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Performance based incentive fee expense increased by $0.1 million, or 26.7%, to $0.5 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to an increase in the cap on incentive fees, or the Incentive Fee Cap, calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement. This resulted in $0.2 million and $0.3 million, respectively, of reduced expense and additional net investment income for the three months ended March 31, 2018 and 2017. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended March 31, 2018 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended March 31, 2017 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return since July 1, 2014.

Administrative fee expense, professional fees and general and administrative remained flat for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

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

During the three months ended March 31, 2018, we realized net losses totaling $0.1 million primarily due to the write off of warrants in three portfolio companies. During the three months ended March 31, 2017, we realized net losses totaling $10.8 million primarily due to the resolution of two debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants.

During the three months ended March 31, 2018, net unrealized depreciation on investments totaled $0.5 million which was primarily due to the unrealized depreciation on one debt investment and the unrealized depreciation on one public equity investment. During the three months ended March 31, 2017, net unrealized appreciation on investments totaled $11.1 million which was primarily due to reversal of previously recorded unrealized depreciation on two debt investments that were settled during the period.

Liquidity and capital resources

As of March 31, 2018 and December 31, 2017, we had cash of $16.1 million and $6.6 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities, issuance of our 7.375% notes due 2019, or the 2019 Notes and issuance of our 6.25% notes due 2022, or the 2022 Notes.

On April 27, 2018, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2019 or the repurchase of $5.0 million of our common stock. During the three months ended March 31, 2018 and 2017, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through March 31, 2018, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At March 31, 2018 and December 31, 2017, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association was $58.0 million. As of March 31, 2018 and December 31, 2017, we had borrowing capacity under the Key Facility of $37.0 million. At March 31, 2018 and December 31, 2017, $24.0 million and $23.6 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities provided cash of $12.9 million for the three months ended March 31, 2018, and our financing activities used cash of $3.4 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments, partially offset by investments made in portfolio companies. Our financing activities used cash primarily to pay distributions to our stockholders.

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

In order to remain subject to taxation as a RIC, we intend to distribute to our stockholders all or substantially all of our investment company taxable income. In addition, as a BDC, we are currently required to maintain asset coverage of at least 200%. This requirement limits the amount that we may borrow.

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act as part of an omnibus spending bill, which, among other things, amends the 1940 Act to reduce the minimum required asset coverage applicable to BDCs under the 1940 Act from 200% to 150% if certain approval and disclosure requirements are met. Before such reduced asset coverage requirement can apply to us, such reduced asset coverage requirement must be approved by either (a) a majority of our directors who have no financial interest in such approval and a majority of our directors who are not interested persons, as defined by the 1940 Act, of us in which case such reduced asset coverage requirement would take effect on the first anniversary of the date of such Board approval, or (b) a majority of votes cast by our stockholders at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirement shall take effect on the day after such approval.

We believe that our current cash, cash generated from operations, and funds available from our Key Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current borrowings

The following table shows our borrowings as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$95,000	$58,000	$37,000	$95,000	$58,000	$37,000
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	132,375	95,375	37,000	132,375	95,375	37,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,231)	—	—	(1,300)	—
Total borrowings outstanding, net	$132,375	$94,144	$37,000	$132,375	$94,075	$37,000

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month London Interbank Offered Rate, or LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 1.88% and 1.56% as of March 31, 2018 and December 31, 2017, respectively. The interest rates in effect are 4.91% and 4.61% as of March 31, 2018 and December 31, 2017, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. The Key Facility is collateralized by debt investments held by Horizon Credit II LLC, or Credit II, and permits an advance rate of up to fifty percent (50%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. As of March 31, 2018, the period during which we may request advances under the Key Facility, or the Revolving Period, extended through August 12, 2018. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. As of March 31, 2018, the maturity of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable, was on August 12, 2020.

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

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2018, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

Other assets

As of March 31, 2018 and December 31, 2017, other assets were $1.5 million which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2018:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$95,375	$—	$45,910	$49,465	$—
Unfunded commitments	22,500	16,500	6,000	—	—
Total	$117,875	$16,500	$51,910	$49,465	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2018, we had unfunded commitments of $22.5 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of March 31, 2018, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2018 and 2017, we paid the Advisor $1.7 million and $1.4 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2018 and 2017, we paid the Advisor $0.2 million pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2018 and 2017, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2018 and December 31, 2017.

Recently adopted accounting pronouncement

In April 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends existing revenue recognition guidance to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. As required, we adopted ASU 2014-09 effective January 1, 2018, and such adoption did not have an impact on our consolidated financial statements and disclosures.

Recent development

On April 6, 2018, we amended the Key Facility to increase the aggregate commitments to $100.0 million and extend the revolving period to April 6, 2021 and the maturity date to April 6, 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2018 and December 31, 2017, 99% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our March 31, 2018 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income), the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$5,784	$1,764	$4,020
Up 200 basis points	$3,877	$1,176	$2,701
Up 100 basis points	$1,969	$588	$1,381
Down 300 basis points	$(1,555)	$(538)	$(1,017)
Down 200 basis points	$(1,555)	$(538)	$(1,017)
Down 100 basis points	$(1,299)	$(538)	$(761)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth below and in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Other than the item set forth below, there have been no material changes during the three months ended March 31, 2018 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017.

Recently passed legislation may allow us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. On March 23, 2018, the Small Business Credit Availability Act was signed into law and amended the 1940 Act to decrease the asset coverage requirements applicable to BDCs from 200% to 150% if such lower asset coverage requirements have been approved by either (a) a majority of a BDC’s directors who have no financial interest in such approval and a majority of the BDC’s directors who are not interested persons, as defined by the 1940 Act, of such BDC, in which case such reduced asset coverage requirements would take effect on the first anniversary of the date of such approval, or (b) a majority of votes cast by the stockholders of such BDC at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirements shall take effect on the day after such approval.

As a result, if we receive the relevant approval and we comply with certain disclosure requirements, we would be able to incur additional indebtedness, which may increase the risk of investing in us. In addition, since our base management fee is payable based upon our gross assets (less cash and cash equivalents), which includes any assets acquired with the proceeds of borrowings, the base management fee expense will increase if we incur additional leverage.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amendment No. 2 to Amended and Restated Loan Agreement, dated as of April 6, 2018, by and among Horizon Credit II LLC, as borrower, State Bank and Trust Company, as lender, MUFG Union Bank N.A., as lender and KeyBank National Association, as lender and as arranger and agent
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: May 1, 2018	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: May 1, 2018	By:	/s/ Daniel R. Trolio
		Name:	Daniel R. Trolio
		Title:	Chief Financial Officer

