Form 10-Q
period 2018-06-30
Horizon Technology Finance Corp
filed 2018-07-31
CIK 1487428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

     The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2018 was 11,528,985.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017

Assets
Non-affiliate investments at fair value (cost of $216,364 and $219,303, respectively)	$215,102	$218,600
Non-controlled affiliate investments at fair value (cost of $7,677 and $3,774, respectively) (Note 5)	7,296	3,499
Controlled affiliate investments at fair value (cost of $4,069 and $0, respectively) (Note 5)	4,069	—
Total investments at fair value (cost of $228,110 and $223,077, respectively) (Note 4)	226,467	222,099
Cash	10,840	6,594
Interest receivable	4,053	3,986
Other assets	1,966	1,467
Total assets	$243,326	$234,146

Liabilities
Borrowings (Note 7)	$104,214	$94,075
Distributions payable	3,458	3,456
Base management fee payable (Note 3)	387	379
Incentive fee payable (Note 3)	823	541
Other accrued expenses	673	620
Total liabilities	109,555	99,071

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,695,229 and 11,687,871 shares issued and 11,527,764 and 11,520,406 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	12	12
Paid-in capital in excess of par	179,720	179,641
Distributions in excess of net investment income	(2,314)	(1,898)
Net unrealized depreciation on investments	(1,643)	(978)
Net realized loss on investments	(42,004)	(41,702)
Total net assets	133,771	135,075
Total liabilities and net assets	$243,326	$234,146
Net asset value per common share	$11.60	$11.72

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Investment income
Interest income on investments
Interest income on non-affiliate investments	$6,675	$5,418	$13,290	$11,697
Interest income on non-controlled affiliate investments	198	—	336	—
Total interest income on investments	6,873	5,418	13,626	11,697
Fee income
Prepayment fee income on non-affiliate investments	175	327	312	788
Fee income on non-affiliate investments	265	133	550	356
Total investment income	7,313	5,878	14,488	12,841
Expenses
Interest expense	1,451	1,084	2,935	2,401
Base management fee (Note 3)	1,088	888	2,202	1,862
Performance based incentive fee (Note 3)	982	405	1,527	836
Administrative fee (Note 3)	171	187	354	381
Professional fees	263	324	708	830
General and administrative	227	236	421	410
Total expenses	4,182	3,124	8,147	6,720
Performance based incentive fee waived (Note 3)	(159)	—	(159)	—
Net expenses	4,023	3,124	7,988	6,720
Net investment income	3,290	2,754	6,500	6,121

Net realized and unrealized loss on investments
Net realized (loss) gain on non-affiliate investments	(153)	176	(302)	(10,670)
Net realized (loss) gain on investments	(153)	176	(302)	(10,670)
Net unrealized (depreciation) appreciation on non-affiliate investments	(227)	(2,197)	(560)	8,934
Net unrealized appreciation (depreciation) on non-controlled affiliate investments	20	—	(105)	—
Net unrealized (depreciation) appreciation on investments	(207)	(2,197)	(665)	8,934
Net realized and unrealized loss on investments	(360)	(2,021)	(967)	(1,736)

Net increase in net assets resulting from operations	$2,930	$733	$5,533	$4,385
Net investment income per common share	$0.29	$0.24	$0.56	$0.53
Net increase in net assets per common share	$0.25	$0.06	$0.48	$0.38
Distributions declared per share	$0.30	$0.30	$0.60	$0.60
Weighted average shares outstanding	11,525,874	11,517,271	11,524,024	11,515,074

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributions in Excess of Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2016	11,510,424	$12	$179,551	$(397)	$(19,463)	$(20,511)	$139,192
Net increase in net assets resulting from operations	—	—	—	6,121	8,934	(10,670)	4,385
Issuance of common stock under dividend reinvestment plan	8,756	—	96	—	—	—	96
Distributions declared	—	—	—	(6,911)	—	—	(6,911)
Balance at June 30, 2017	11,519,180	$12	$179,647	$(1,187)	$(10,529)	$(31,181)	$136,762

Balance at December 31, 2017	11,520,406	$12	$179,641	$(1,898)	$(978)	$(41,702)	$135,075
Net increase in net assets resulting from operations	—	—	—	6,500	(665)	(302)	5,533
Issuance of common stock under dividend reinvestment plan	7,358	—	79	—	—	—	79
Distributions declared	—	—	—	(6,916)	—	—	(6,916)
Balance at June 30, 2018	11,527,764	$12	$179,720	$(2,314)	$(1,643)	$(42,004)	$133,771

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,533	$4,385
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	285	255
Net realized loss on investments	302	10,670
Net unrealized depreciation (appreciation) on investments	665	(8,934)
Purchase of investments	(38,046)	(47,990)
Principal payments received on investments	34,302	60,260
Investment in controlled affiliate investments	(4,069)	—
Proceeds from sale of investments	3,066	1,572
Equity received in settlement of fee income	(225)	—
Changes in assets and liabilities:
Decrease in interest receivable	212	517
(Increase) decrease in end-of-term payments	(279)	1,013
Decrease in unearned income	(363)	(248)
(Increase) decrease in other assets	(98)	252
Increase (decrease) in other accrued expenses	53	(178)
Increase (decrease) in base management fee payable	8	(29)
Increase in incentive fee payable	282	405
Net cash provided by operating activities	1,628	21,950
Cash flows from financing activities:
Advances on credit facility	20,000	15,000
Repayment of credit facility	(10,000)	(55,000)
Distributions paid	(6,835)	(6,812)
Debt issuance costs	(547)	—
Net cash provided by (used in) financing activities	2,618	(46,812)
Net increase (decrease) in cash	4,246	(24,862)
Cash:
Beginning of period	6,594	37,135
End of period	$10,840	$12,273
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,617	$2,260
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$550	$1,087
Distributions payable	$3,458	$3,456
End-of-term payments receivable	$3,215	$3,651

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (12)
Non-Affiliate Investments — 160.8% (8)
Non-Affiliate Debt Investments — 147.2% (8)
Non-Affiliate Debt Investments — Life Science — 44.8% (8)
Celsion Corporation (2)(5)	Biotechnology	Term Loan (9.72% cash (Libor + 7.63%; Floor	$2,500	$2,442	$2,442
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (9.72% cash (Libor + 7.63%; Floor	2,500	2,442	2,442
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (9.72% cash (Libor + 7.63%; Floor	2,500	2,442	2,442
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (9.72% cash (Libor + 7.63%; Floor	2,500	2,442	2,442
		9.63%), 4.00% ETP, Due 7/1/22)
Palatin Technologies, Inc. (2)(5)	Biotechnology	Term Loan (10.50% cash (Libor + 8.50%; Floor	1,000	990	990
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (10.50% cash (Libor + 8.50%; Floor	1,000	1,000	1,000
		9.00%), 3.44% ETP, Due 1/1/19)
		Term Loan (10.50% cash (Libor + 8.50%; Floor	2,167	2,148	2,148
		9.00%), 5.00% ETP, Due 8/1/19)
		Term Loan (10.50% cash (Libor + 8.50%; Floor	2,167	2,167	2,167
		9.00%), 3.27% ETP, Due 8/1/19)
vTv Therapeutics Inc. (2)(5)	Biotechnology	Term Loan (12.00% cash (Libor + 10.00%; Floor	5,729	5,687	5,674
		10.50%), 6.00% ETP, Due 5/1/20)
		Term Loan (12.00% cash (Libor + 10.00%; Floor	3,750	3,709	3,701
		10.50%), 6.00% ETP, Due 10/1/20)
Titan Pharmaceuticals, Inc. (2)(5)	Drug Delivery	Term Loan (10.40% cash (Libor + 8.40%; Floor	1,600	1,473	1,473
		9.50%), 5.00% ETP, Due 6/1/21)
Aerin Medical, Inc. (2)	Medical Device	Term Loan (9.45% cash (Libor + 7.45%; Floor	4,000	3,883	3,883
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (9.45% cash (Libor + 7.45%; Floor	3,000	2,960	2,960
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (9.45% cash (Libor + 7.45%; Floor	3,000	2,960	2,960
		8.75%), 4.00% ETP, Due 1/1/22)
Conventus Orthopaedics, Inc. (2)	Medical Device	Term Loan (10.00% cash (Libor + 8.00%; Floor	4,000	3,939	3,939
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (10.00% cash (Libor + 8.00%; Floor	4,000	3,939	3,939
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (10.00% cash (Libor + 8.00%; Floor	4,000	3,939	3,939
		9.25%), 6.00% ETP, Due 6/1/21)
Lantos Technologies, Inc. (2)	Medical Device	Term Loan (10.43% cash (Libor + 8.43%; Floor	4,000	3,481	3,481
		10.00%), 6.00% ETP, Due 9/1/21)
VERO Biotech LLC (2)	Medical Device	Term Loan (10.00% cash (Libor + 8.00%; Floor	4,000	3,942	3,942
		9.25%), 5.00% ETP, Due 1/1/22)
		Term Loan (10.00% cash (Libor + 8.00%; Floor	4,000	3,942	3,942
		9.25%), 5.00% ETP, Due 1/1/22)
Total Non-Affiliate Debt Investments — Life Science				59,927	59,906
Non-Affiliate Debt Investments — Technology — 89.7% (8)
Audacy Corporation (2)	Communications	Term Loan (9.90% cash (Libor + 7.90%; Floor	4,000	3,928	3,928
		9.50%), 5.00% ETP, Due 7/1/22)
Intelepeer Holdings, Inc. (2)	Communications	Term Loan (11.95% cash (Libor + 9.95%; Floor	4,000	3,897	3,897
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (11.95% cash (Libor + 9.95%; Floor	4,000	3,937	3,937
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (11.95% cash (Libor + 9.95%; Floor	4,000	3,937	3,937
		11.25%), 2.50% ETP, Due 7/1/21)
PebblePost, Inc. (2)	Communications	Term Loan (11.26% cash (Libor + 9.26%; Floor	4,000	3,942	3,942
		10.25%), 4.00% ETP, Due 7/1/21)
		Term Loan (11.26% cash (Libor + 9.26%; Floor	4,000	3,942	3,942
		10.25%), 4.00% ETP, Due 7/1/21)
SavingStar, Inc. (2)	Consumer-related	Term Loan (12.40% cash (Libor + 10.40%; Floor	1,916	1,895	1,895
	Technologies	10.90%), 4.25% ETP, Due 6/1/20)
		Term Loan (12.40% cash (Libor + 10.40%; Floor	1,778	1,727	1,727
		10.90%), 3.80% ETP, Due 11/1/20)
IgnitionOne, Inc. (2)	Internet and Media	Term Loan (12.23% cash (Libor + 10.23%; Floor	3,000	2,852	2,852
		10.23%), 2.00% ETP, Due 4/1/22)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (12)
		Term Loan (12.23% cash (Libor + 10.23%; Floor	3,000	2,852	2,852
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.23% cash (Libor + 10.23%; Floor	3,000	2,852	2,852
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.23% cash (Libor + 10.23%; Floor	3,000	2,852	2,852
		10.23%), 2.00% ETP, Due 4/1/22)
Jump Ramp Games, Inc. (2)	Internet and Media	Term Loan (11.73% cash (Libor + 9.73%),	4,000	3,951	3,951
		3.00% ETP, Due 4/1/21)
Kixeye, Inc. (2)	Internet and Media	Term Loan (11.60% cash (Libor + 9.60%; Floor	2,825	2,724	2,724
		10.75%), 2.00% ETP, Due 5/1/21)
		Term Loan (11.60% cash (Libor + 9.60%; Floor	2,825	2,778	2,778
		10.75%), 2.00% ETP, Due 5/1/21)
Rocket Lawyer Incorporated (2)	Internet and Media	Term Loan (11.40% cash (Libor + 9.40%; Floor	4,000	3,942	3,942
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (11.40% cash (Libor + 9.40%; Floor	4,000	3,942	3,942
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (11.40% cash (Libor + 9.40%; Floor	2,000	1,968	1,968
		10.50%), 3.00% ETP, Due 11/1/21)
Verve Wireless, Inc. (2)	Internet and Media	Term Loan (10.80% cash (Libor + 8.80%; Floor	3,600	3,448	3,448
		10.80%), 3.33% ETP, Due 9/1/21)
Zinio Holdings, LLC (2)	Internet and Media	Term Loan (13.25% cash (Libor + 11.25%; Floor	4,000	3,983	3,983
		11.75%), 6.00% ETP, Due 2/1/20)
The NanoSteel Company, Inc. (2)	Materials	Term Loan (11.50% cash (Libor + 9.50%; Floor	4,237	4,158	4,158
		10.00%), 7.20% ETP, Due 5/1/20)
		Term Loan (11.50% cash (Libor + 9.50%; Floor	2,118	2,090	2,090
		10.00%), 6.45% ETP, Due 5/1/20)
		Term Loan (11.50% cash (Libor + 9.50%; Floor	2,327	2,293	2,293
		10.00%), 5.85% ETP, Due 7/1/20)
Powerhouse Dynamics, Inc. (2)	Power Management	Term Loan (12.70% cash (Libor + 10.70%; Floor	875	853	853
		11.20%), 3.32% ETP, Due 9/1/19)
Luxtera, Inc.	Semiconductors	Term Loan (11.75% cash (Prime + 6.75%),	2,000	1,923	1,923
		Due 3/28/20)
		Term Loan (11.75% cash (Prime + 6.75%),	1,500	1,456	1,456
		Due 3/28/20)
Bridge2 Solutions, LLC. (2)	Software	Term Loan (11.25% cash (Libor + 9.25%; Floor	5,000	4,806	4,806
		10.50%), 2.00% ETP, Due 11/1/21)
		Term Loan (11.25% cash (Libor + 9.25%; Floor	5,000	4,781	4,781
		10.50%), 2.00% ETP, Due 11/1/21)
Education Elements, Inc. (2)	Software	Term Loan (12.00% cash (Libor + 10.00%; Floor	400	395	395
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (12.00% cash (Libor + 10.00%; Floor	650	641	641
		10.50%), 4.00% ETP, Due 8/1/19)
Metricly, Inc.	Software	Term Loan (14.25% cash (Libor + 12.25%; Floor	88	88	88
		12.50%), 3.33% ETP, Due 9/1/18)
New Signature US, Inc. (2)(13)	Software	Term Loan (10.59% cash (Libor + 8.50%; Floor	2,750	2,693	2,693
		10.50%), 3.50% ETP, Due 7/1/22)
ShopKeep.com, Inc. (2)	Software	Term Loan (11.95% cash (Libor + 9.95%; Floor	5,400	5,316	5,316
		10.45%), 4.08% ETP, Due 10/1/20)
		Term Loan (11.95% cash (Libor + 9.95%; Floor	3,800	3,736	3,736
		10.45%), 3.55% ETP, Due 2/1/21)
SIGNiX, Inc.	Software	Term Loan (13.00% cash (Libor + 11.00%; Floor	2,090	2,009	1,652
		11.50%), 6.17% ETP, Due 2/1/20)
Weblinc Corporation (2)	Software	Term Loan (12.25% cash (Libor + 10.25%; Floor	3,000	2,958	2,958
		11.25%), 3.00% ETP, Due 3/1/21)
xAd, Inc. (2)	Software	Term Loan (10.70% cash (Libor + 8.70%; Floor	5,000	4,909	4,909
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.70% cash (Libor + 8.70%; Floor	5,000	4,909	4,909
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.70% cash (Libor + 8.70%; Floor	3,000	2,945	2,945
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.70% cash (Libor + 8.70%; Floor	2,000	1,964	1,964
		10.00%), 4.75% ETP, Due 11/1/21)

 See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (12)
Total Non-Affiliate Debt Investments — Technology				120,272	119,915
Non-Affiliate Debt Investments — Healthcare information and services — 12.7% (8)
Catasys, Inc. (2)(5)	Software	Term Loan (9.80% cash (Libor + 7.75%;	2,500	2,475	2,475
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
		Term Loan (9.80% cash (Libor + 7.75%;	2,500	2,475	2,475
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
HealthEdge Software, Inc. (2)	Software	Term Loan (10.25% cash (Libor + 8.25%;	5,000	4,864	4,864
		Floor 9.25%), 3.00% ETP, Due 7/1/22)
		Term Loan (10.25% cash (Libor + 8.25%;	3,750	3,699	3,699
		Floor 9.25%), 3.00% ETP, Due 1/1/23)
		Term Loan (10.25% cash (Libor + 8.25%;	3,750	3,695	3,695
		Floor 9.25%), 3.00% ETP, Due 4/1/23)
Total Non-Affiliate Debt Investments — Healthcare information and services				17,208	17,208
Total Non- Affiliate Debt Investments				197,407	197,029

Non-Affiliate Warrant Investments — 6.8% (8)
Non-Affiliate Warrants — Life Science — 1.4% (8)
ACT Biotech Corporation	Biotechnology	431,201 Preferred Stock Warrants		25	—
Alpine Immune Sciences, Inc. (5)	Biotechnology	4,634 Common Stock Warrants		122	—
Argos Therapeutics, Inc. (2)(5)	Biotechnology	3,656 Common Stock Warrants		33	—
Celsion Corporation (2)(5)	Biotechnology	190,522 Common Stock Warrants		145	131
Rocket Pharmaceuticals Corporation (5)	Biotechnology	1,763 Common Stock Warrants		17	—
Palatin Technologies, Inc. (2)(5)	Biotechnology	608,058 Common Stock Warrants		51	136
Revance Therapeutics, Inc. (5)	Biotechnology	34,113 Common Stock Warrants		68	452
Sample6, Inc. (2)	Biotechnology	661,956 Preferred Stock Warrants		53	26
Strongbridge U.S. Inc. (2)(5)	Biotechnology	160,714 Common Stock Warrants		72	601
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)	Biotechnology	95,293 Common Stock Warrants		44	—
Titan Pharmaceuticals, Inc. (2)(5)	Drug Delivery	320,612 Common Stock Warrants		95	22
AccuVein Inc. (2)	Medical Device	1,174,881 Preferred Stock Warrants		24	28
Aerin Medical, Inc. (2)	Medical Device	1,818,182 Preferred Stock Warrants		66	69
Conventus Orthopaedics, Inc. (2)	Medical Device	720,000 Preferred Stock Warrants		95	100
Lantos Technologies, Inc. (2)	Medical Device	1,715,926 Common Stock Warrants		253	285
Mitralign, Inc. (2)	Medical Device	64,190 Common Stock Warrants		52	1
NinePoint Medical, Inc. (2)	Medical Device	29,102 Preferred Stock Warrants		33	—
ReShape Lifesciences Inc. (5)	Medical Device	134 Common Stock Warrants		347	—
Tryton Medical, Inc. (2)	Medical Device	122,362 Preferred Stock Warrants		15	13
VERO Biotech LLC (2)	Medical Device	800 Common Stock Warrants		53	56
ViOptix, Inc.	Medical Device	375,763 Preferred Stock Warrants		13	—
Total Non-Affiliate Warrants — Life Science				1,681	1,920
Non-Affiliate Warrants — Technology — 4.8% (8)
Audacy Corporation (2)	Communications	176,134 Preferred Stock Warrants		33	33
Ekahau, Inc. (2)	Communications	978,261 Preferred Stock Warrants		33	24
Intelepeer Holdings, Inc. (2)	Communications	2,256,549 Preferred Stock Warrants		149	115
PebblePost, Inc. (2)	Communications	598,850 Preferred Stock Warrants		92	97
Additech, Inc. (2)	Consumer-related Technologies	150,000 Preferred Stock Warrants		33	33
Gwynnie Bee, Inc. (2)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	821
Le Tote, Inc. (2)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	370
Rhapsody International Inc. (2)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
SavingStar, Inc. (2)	Consumer-related Technologies	850,439 Preferred Stock Warrants		104	—
IgnitionOne, Inc. (2)	Internet and Media	262,910 Preferred Stock Warrants		671	665
Jump Ramp Games, Inc. (2)	Internet and Media	159,766 Preferred Stock Warrants		32	33
Kixeye, Inc. (2)	Internet and Media	791,251 Preferred Stock Warrants		75	78
Rocket Lawyer Incorporated (2)	Internet and Media	261,721 Preferred Stock Warrants		92	76
Verve Wireless, Inc. (2)	Internet and Media	112,805 Common Stock Warrants		120	120
The NanoSteel Company, Inc. (2)	Materials	379,360 Preferred Stock Warrants		187	523
Powerhouse Dynamics, Inc. (2)	Power Management	348,838 Preferred Stock Warrants		32	22
Avalanche Technology, Inc. (2)	Semiconductors	202,602 Preferred Stock Warrants		101	38
eASIC Corporation (2)	Semiconductors	40,445 Preferred Stock Warrants		25	29
Kaminario, Inc.	Semiconductors	4,800,000 Preferred Stock Warrants		59	96
Luxtera, Inc.(2)	Semiconductors	3,546,553 Preferred Stock Warrants		213	364

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (12)
Soraa, Inc. (2)	Semiconductors	203,616 Preferred Stock Warrants		80	450
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants		113	104
Bridge2 Solutions, Inc. (2)	Software	125,458 Common Stock Warrants		432	765
BSI Platform Holdings, LLC (2)(13)	Software	137,500 Preferred Stock Warrants		19	19
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants		14	106
Education Elements, Inc. (2)	Software	238,121 Preferred Stock Warrants		28	29
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants		22	286
Metricly, Inc.	Software	41,569 Common Stock Warrants		48	—
Riv Data Corp. (2)	Software	321,428 Preferred Stock Warrants		12	38
ShopKeep.com, Inc. (2)	Software	193,962 Preferred Stock Warrants		118	115
SIGNiX, Inc.	Software	133,560 Preferred Stock Warrants		225	36
Skyword, Inc.	Software	301,056 Preferred Stock Warrants		48	3
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants		55	138
Sys-Tech Solutions, Inc. (2)	Software	375,000 Preferred Stock Warrants		242	464
Weblinc Corporation (2)	Software	195,122 Preferred Stock Warrants		42	—
xAd, Inc. (2)	Software	4,343,350 Preferred Stock Warrants		177	294
Total Non-Affiliate Warrants — Technology				4,021	6,384
Non-Affiliate Warrants — Cleantech — 0.1% (8)
Renmatix, Inc. (2)	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants		100	112
Total Non-Affiliate Warrants — Cleantech				168	112
Non-Affiliate Warrants — Healthcare information and services — 0.5% (8)
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants		54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants		44	45
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants		100	65
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants		74	62
HealthEdge Software, Inc. (2)	Software	158,063 Preferred Stock Warrants		67	54
Medsphere Systems Corporation (2)	Software	7,097,792 Preferred Stock Warrants		60	214
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants		95	212
Total Non-Affiliate Warrants — Healthcare information and services				523	654
Total Non-Affiliate Warrants				6,393	9,070

Non-Affiliate Other Investments — 5.8% (8)
Espero Pharmaceuticals, Inc.	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc.	Medical Device	Royalty Agreement		205	700
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019		4,190	100
Triple Double Holdings, LLC	Software	License Agreement		2,200	2,200
Total Non-Affiliate Other Investments				11,895	7,700

Non-Affiliate Equity — 1.0% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		238	785
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	141
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	28
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock		9	83
Verve Wireless, Inc. (2)	Internet and Media	100,598 Preferred Stock		225	225
TruSignal, Inc.	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				669	1,303
Total Non-Affiliate Portfolio Investment Assets				$216,364	$215,102

Non-controlled Affiliate Investments — 5.5% (8)
Non-controlled Affiliate Debt Investments — Technology — 4.8% (8)
Decisyon, Inc.	Software	Term Loan (14.308% cash (Libor + 12.308%; Floor	$1,523	$1,522	$1,443
		12.50%), 8.00% ETP, Due 12/1/20)
		Term Loan (14.308% cash (Libor + 12.308%; Floor	833	785	744
		12.50%), 8.00% ETP, Due 12/1/20)
		Term Loan (12.02% cash, Due 12/31/19)	250	250	237
		Term Loan (12.03% cash, Due 12/31/19)	250	250	237
		Term Loan (12.24% cash, Due 12/31/19)	750	750	711
		Term Loan (13.08% cash, Due 12/31/19)	300	300	284

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (12)
StereoVision Imaging, Inc.	Software	Term Loan (9.03% PIK (Libor + 7.03%; Floor	3,200	2,798	2,774
		8.50%), 8.50% ETP, Due 9/1/21) (11)
Total Non-controlled Affiliate Debt Investments — Technology				6,655	6,430

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc.	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—

Non-controlled Affiliate Equity — Technology — 0.7% (8)
Decisyon, Inc.	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc.	Software	1,943,572 Common Stock		791	791
Total Non-controlled Affiliate Equity				976	866
Total Non-controlled Affiliate Portfolio Investment Assets				$7,677	$7,296

Controlled Affiliate Investments — 3.0% (8)
Controlled Affiliate Equity — Financial — 3.0% (8)
Horizon Secured Loan Fund I LLC (14)	Investment funds			$4,069	$4,069
Total Controlled Affiliate Equity				4,069	4,069
Total Controlled Affiliate Portfolio Investment Assets				$4,069	$4,069

Total Portfolio Investment Assets — 169.3%(8)				$228,110	$226,467

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of June 30, 2018 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	As of June 30, 2018, 1.8% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature.

(12)	Except for common stock in publicly traded companies, the fair value of the investment was valued using significant unobservable inputs.

(13)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

(14)	On June 1, 2018, the Company entered into an agreement with Arena Sunset SPV, LLC (“Arena”) to co-invest through Horizon Secured Loan Fund I (“HSLFI”), a joint venture, which is expected to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not believe it controls HSLFI for purposes of the 1940 Act or otherwise.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value (14)
Soraa, Inc. (2)	Semiconductors	203,616 Preferred Stock Warrants		80	438
Bolt Solutions Inc. (2)	Software	202,892 Preferred Stock Warrants		113	99
Bridge2 Solutions, Inc. (2)	Software	125,458 Common Stock Warrants		433	760
Clarabridge, Inc.	Software	53,486 Preferred Stock Warrants		14	82
Digital Signal Corporation	Software	125,116 Common Stock Warrants		32	—
Education Elements, Inc. (2)	Software	238,121 Preferred Stock Warrants		28	28
Lotame Solutions, Inc. (2)	Software	288,115 Preferred Stock Warrants		22	281
Metricly, Inc.	Software	41,569 Common Stock Warrants		48	—
Riv Data Corp. (2)	Software	321,428 Preferred Stock Warrants		12	38
ShopKeep.com, Inc. (2)	Software	193,962 Preferred Stock Warrants		118	138
SIGNiX, Inc.	Software	133,560 Preferred Stock Warrants		225	109
Skyword, Inc.	Software	301,056 Preferred Stock Warrants		48	32
SpringCM, Inc. (2)	Software	2,385,686 Preferred Stock Warrants		55	132
Sys-Tech Solutions, Inc.	Software	375,000 Preferred Stock Warrants		242	464
Visage Mobile, Inc.	Software	1,692,047 Preferred Stock Warrants		19	2
Weblinc Corporation (2)	Software	195,122 Preferred Stock Warrants		42	42
xAd, Inc. (2)	Software	4,343,350 Preferred Stock Warrants		177	177
Total Non-Affiliate Warrants — Technology				3,962	6,170
Non-Affiliate Warrants — Cleantech — 0.1% (8)
Renmatix, Inc.	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)	Energy Efficiency	804,604 Preferred Stock Warrants		100	117
Total Non-Affiliate Warrants — Cleantech				168	117
Non-Affiliate Warrants — Healthcare information and services — 0.4% (8)
LifePrint Group, Inc. (2)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)	Diagnostics	3,156 Common Stock Warrants		54	—
Singulex, Inc.	Other Healthcare	294,231 Preferred Stock Warrants		44	44
Verity Solutions Group, Inc.	Other Healthcare	300,360 Preferred Stock Warrants		100	62
Watermark Medical, Inc. (2)	Other Healthcare	27,373 Preferred Stock Warrants		74	59
HealthEdge Software, Inc. (2)	Software	110,644 Preferred Stock Warrants		46	46
Medsphere Systems Corporation (2)	Software	7,097,792 Preferred Stock Warrants		60	208
Recondo Technology, Inc. (2)	Software	556,796 Preferred Stock Warrants		95	207
Total Non-Affiliate Warrants — Healthcare information and services				502	628
Total Non-Affiliate Warrants				6,136	9,090

Non-Affiliate Other Investments — 5.7% (8)
Espero Pharmaceuticals, Inc.	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc.	Medical Device	Royalty Agreement		305	700
Vette Technology, LLC	Data Storage	Royalty Agreement Due 4/18/2019		4,226	100
Triple Double Holdings, LLC	Software	License Agreement		2,200	2,200
Total Non-Affiliate Other Investments				12,031	7,700

Non-Affiliate Equity — 1.0% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		238	1,035
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	183
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	49
SnagAJob.com, Inc.	Consumer-related Technologies	82,974 Common Stock		9	83
TruSignal, Inc.	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				444	1,391
Total Non-Affiliate Portfolio Investment Assets				$219,303	$218,600

Affiliate Investments — 2.6% (8)
Affiliate Debt Investments — Technology — 2.5% (8)
Decisyon, Inc.	Software	Term Loan (13.678% cash (Libor + 12.308%; Floor	$1,523	$1,522	$1,449
		12.50%), 8.00% ETP, Due 1/1/20)
		Term Loan (13.678% cash (Libor + 12.308%; Floor	833	771	735
		12.50%), 8.00% ETP, Due 1/1/20)
		Term Loan (12.02% PIK, Due 4/15/19) (13)	250	250	238
		Term Loan (12.03% PIK, Due 4/15/19) (13)	250	250	238
		Term Loan (12.24% PIK, Due 4/15/19) (13)	750	750	714
Total Affiliate Debt Investments — Technology				3,543	3,374

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

Principles of consolidation

As required under GAAP and Regulation S-X, the Company will generally consolidate its investment in a company that is an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in HSLFI.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2018, there were no debt investments on non-accrual status. As of December 31, 2017, there was one investment on non-accrual status with a cost of $3.0 million and a fair value of $2.9 million. For the three and six months ended June 30, 2018 and 2017, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended June 30, 2018 and 2017 was 6.6% and 7.5%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2018 and 2017 was 7.1% and 7.5%, respectively.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the period June 1, 2018 (the commencement of HSLFI’s operations) through June 30, 2018, there were no distributions from HSLFI.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of June 30, 2018 and December 31, 2017 was $2.4 million and $2.1 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of June 30, 2018 and December 31, 2017 were $2.1 million and $1.8 million, respectively. The amortization expense for the three months ended June 30, 2018 and 2017 was $0.1 million. The amortization expense for the six months ended June 30, 2018 and 2017 was $0.3 million.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2018 and 2017, there was no U.S. federal excise tax recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2018 and December 31, 2017. The Company’s income tax returns for the 2016, 2015 and 2014 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stock Repurchase Program

On April 27, 2018, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2019 or the repurchase of $5.0 million of the Company’s common stock. During the three and six months ended June 30, 2018 and 2017, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through June 30, 2018, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Note 3.  Related party transactions

Investment Management Agreement

The Investment Management Agreement was reapproved by the Board on July 27, 2018. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at June 30, 2018 and December 31, 2017 was $0.4 million. The base management fee expense was $1.1 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively. The base management fee expense was $2.2 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively.

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

On March 6, 2018, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees will not be subject to recoupment. During the three and six months ended June 30, 2018, the Advisor waived performance based incentive fees of $0.2 million which the Advisor would have otherwise earned.

The performance based incentive fee expense was $0.8 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended June 30, 2017, which resulted in $0.2 million of reduced expense and additional net investment income. The performance based incentive fee expense was $1.4 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the six months ended June 30, 2018 and 2017, which resulted in $0.2 million and $0.6 million of reduced expense and additional net investment income, respectively. The performance based incentive fee payable as of June 30, 2018 and December 31, 2017 was $0.8 million and $0.5 million, respectively. The entire incentive fee payable as of June 30, 2018 and December 31, 2017 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.2 million for the three months ended June 30, 2018 and 2017. The administrative fee expense was $0.4 million for the six months ended June 30, 2018 and 2017.

Note 4.  Investments

The following table shows the Company’s investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Investments
Debt	$204,062	$203,459	$204,235	$203,793
Warrants	6,439	9,070	6,182	9,090
Other	11,895	7,700	12,031	7,700
Equity	1,645	2,169	629	1,516
Equity interest in HSLFI	4,069	4,069	—	—
Total investments	$228,110	$226,467	$223,077	$222,099

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$31,798	$32,448	$21,249	$22,694
Drug Delivery	1,568	1,495	6,918	6,860
Medical Device	34,141	34,237	37,374	37,306
Technology
Communications	23,890	23,852	19,823	19,773
Consumer-Related	4,063	4,929	11,359	12,314
Data Storage	4,190	100	4,226	100
Internet and Media	39,359	39,341	39,768	39,763
Materials	8,728	9,064	9,511	9,772
Networking	—	—	66	—
Power Management	885	875	1,262	1,260
Semiconductors	3,857	4,356	3,823	4,256
Software	53,663	53,727	58,516	58,744
Cleantech
Alternative Energy	68	—	68	—
Energy Efficiency	100	112	100	117
Healthcare Information and Services
Diagnostics	83	2	83	2
Other	218	172	218	165
Software	17,430	17,688	8,713	8,973
Investment funds
HSLFI	4,069	4,069	—	—
Total investments	$228,110	$226,467	$223,077	$222,099

Horizon Secured Loan Fund I LLC

On June, 1 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either the Company or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value using the same valuation methodology as described in Note 6. As of June 30, 2018, HSLFI had total assets of $9.6 million. As of June 30, 2018, HSLFI had no investments on non-accrual status. As of June 30, 2018, HSLFI’s portfolio consisted of debt investments in one portfolio company. HSLFI invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital (in the form of cash or securities in portfolio companies) to HSLFI in exchange for limited liability company equity interests in HSLFI. As of June 30, 2018, the Company and Arena each owned 50.0% of the equity interests of HSLFI. The Company’s investment in HSLFI consisted of an equity contribution of $4.0 million as of June 30, 2018. As of June 30, 2018, the Company had commitments to fund equity interests in HSLFI of $25.0 million, of which $21.0 million was unfunded.

The Company and Arena each appointed two members to HSLFI’s four-person board of managers. All material decisions with respect to HSLFI, including those involving its investment portfolio, require unanimous approval of a quorum of the board of managers. Quorum is defined as (i) the presence of two members of the board of managers; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of managers, provided that the individual that was elected, designated or appointed by the member with only one individual present will be entitled to cast two votes on each matter; or (iii) the presence of all four members of the board of managers.

Horizon Funding I, LLC (“HFI”) was formed as a Delaware limited liability company on May 9, 2018, with HSLFI as its sole equity member. HFI is a special purpose bankruptcy-remote entity and is a separate legal entity from HSLFI. Any assets conveyed to HFI are not available to creditors of HSLFI or any other entity other than HFI’s lenders.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and the Company, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement with several entities owned or affiliated with New York Life Insurance Company (“Noteholders”) for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement has an investment period that ends on June 1, 2020, if not extended, followed by a five year amortization period and a scheduled final payment date of June 10, 2025, subject to any extension of the investment period. The interest rate is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of the notes at the time the amount is borrowed. There were no advances made by the Noteholders as of June 30, 2018.

The following table shows HSLFI’s individual investments as of June 30, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value (6)
			(In thousands)
Debt Investments — Technology
New Signature US, Inc. (7)	Software	Term Loan (10.59% cash (Libor + 8.50%; Floor	$8,250	$8,080	$8,080
		10.50%), 3.50% ETP, Due 7/1/21)
Total Debt Investments — Technology				8,080	8,080

Warrant Investments — Technology
BSI Platform Holdings, LLC (7)	Software	412,500 Preferred Stock Warrants		57	57
Total Warrant Investments — Technology				57	57

Total Portfolio Investment Assets				$8,137	$8,137

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of June 30, 2018 is provided.

(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.

(4)	Warrants are non-income producing.

(5)	For debt investments, represents principal balance less unearned income.

(6)	The fair value of the investment was valued using significant unobservable inputs.

(7)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides HSLFI’s unfunded commitments by portfolio company as of June 30, 2018:

	June 30, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
New Signature US, Inc.	$3,000	$30
Total	$3,000	$30

The following tables show certain summarized financial information for HSLFI as of June 30, 2018 and for the period June 1, 2018 through June 30, 2018:

June 30, 2018
(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $8,137)	$8,137
Cash and cash equivalents	56
Other assets	1,388
Total assets	$9,581

Other liabilities	$1,511
Total liabilities	1,511

Members’ equity	8,070
Total liabilities and members’ equity	$9,581

For the period June 1, 2018 through June 30, 2018
(In thousands)
Selected Statement of Operations Information
Interest income on investments	$5
Total expenses	$22
Net decrease in net assets resulting from operations	$(17)

Note 5.  Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities. Transactions related to investments in non-controlled affiliated companies for the six months ended June 30, 2018 were as follows:

			Six months ended June 30, 2018
Portfolio Company	Fair value at December 31, 2017	Purchases	Sales	Transfers in/(out) at fair value	Discount accretion	Net unrealized gain/(loss)	Fair value at June 30, 2018	Net realized gain/(loss)	Interest income
	(In thousands)
Decisyon, Inc.	$3,499	$300	$—	$—	$13	$(80)	$3,732	$—	$324
StereoVision, Inc.	—	3,589	—	—	—	(25)	3,564	—	12
Total Non-controlled Affiliates	$3,499	$3,889	$—	$—	$13	$(105)	$7,296	$—	$336

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in affiliated companies for the year ended December 31, 2017 were as follows:

			Year ended December 31, 2017
Portfolio Company	Fair value at December 31, 2016	Purchases	Sales	Transfers in at fair value	Discount accretion	Net unrealized loss	Fair value at December 31, 2017	Net realized gain (loss)	Interest income
	(In thousands)
Decisyon, Inc. (1)	$—	$750	$—	$2,754	$16	$(21)	$3,499	$—	$225
Total Non-controlled Affiliates	$—	$750	$—	$2,754	$16	$(21)	$3,499	$—	$225

(1)	During the year ended December 31, 2017, the Company's ownership in the portfolio company increased to five percent of the portfolio company's voting securities.

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or polices of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the six months ended June 30, 2018 were as follows:

			Six months ended June 30, 2018
Portfolio Company	Fair value at December 31, 2017	Purchases	Sales	Transfers in/(out) at fair value	Discount accretion	Net unrealized gain/(loss)	Fair value at June 30, 2018	Net realized gain/(loss)	Interest income
	(In thousands)
HSLFI(1)	$—	$4,069	$—	$—	$—	$—	$4,069	$—	$—
Total Controlled Affiliates	$—	$4,069	$—	$—	$—	$—	$4,069	$—	$—

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in HSLFI in the form of LLC equity interests as HSLFI makes investments, and all portfolio and other material decisions regarding HSLFI must be submitted to HSLFI’s board of managers which is comprised of an equal number of managers appointed by each of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does not believe it controls HSLFI for purposes of the 1940 Act or otherwise.

There were no transactions related to investments in controlled affiliated companies for the year ended December 31, 2017.

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

Debt investments:  The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At June 30, 2018 and December 31, 2017, the hypothetical market yields used ranged from 10% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of June 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2018:

June 30, 2018
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$203,459	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 25%	13%

Warrant investments	7,729	Black-Scholes Valuation Model	Price Per Share	$0.00 – $500.00	$7.19
			Average Industry Volatility	20%	20%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

Other investments	7,700	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	18% – 25% 0% – 100%	19% 36%

Equity investments	1,215	Last Equity Financing	Price Per Share	$0.00 – $2.24	$0.79
Total Level 3 investments	$220,103

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2017:

December 31, 2017
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$200,893	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 25%	13%

	2,900	Liquidation Scenario	Discount Rate Marketability Discount Uncertainty Discount	18% 20% 20%	18% 20% 20%

Warrant investments	7,371	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility	$0.00 – $22.38 20%	$3.69 20%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years
	2	Expected Proceeds	Price Per Share	$0.001	$0.001

Other investments	7,700	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	18% – 25% 0% – 100%	19% 36%

Equity investments	249	Last Equity Financing	Price Per Share	$0.00 – $1.26	$0.54
Total Level 3 investments	$219,115

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On June 30, 2018, the closing price of the 2022 Notes on the New York Stock Exchange was $25.45 per note, or $38.0 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$203,459	$203,459
Warrant investments	—	1,341	7,729	9,070
Other investments	—	—	7,700	7,700
Equity investments	954	—	1,215	2,169
Equity interest in HSLFI(1)	—	—	—	4,069
Total investments	$954	$1,341	$220,103	$226,467

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$203,793	$203,793
Warrant investments	—	1,717	7,373	9,090
Other investments	—	—	7,700	7,700
Equity investments	1,267	—	249	1,516
Total investments	$1,267	$1,717	$219,115	$222,099

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$192,970	$7,458	$990	$7,700	$209,118
Purchase of investments	29,484	—	—	—	29,484
Warrants and equity received and classified as Level 3	—	172	225	—	397
Principal payments received on investments	(18,714)	—	—	(48)	(18,762)
Proceeds from sale of investments	(346)	(5)	—	—	(351)
Net realized loss on investments	—	(153)	—	—	(153)
Unrealized appreciation included in earnings	110	257	—	48	415
Other	(45)	—	—	—	(45)
Level 3 assets, end of period	$203,459	$7,729	$1,215	$7,700	$220,103

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended June 30 2018, there were no transfers between levels.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$203,793	$7,373	$249	$7,700	$219,115
Purchase of investments	38,046	—	—	—	38,046
Warrants and equity received and classified as Level 3	—	412	1,016	—	1,428
Principal payments received on investments	(34,166)	—	—	(136)	(34,302)
Proceeds from sale of investments	(3,061)	(5)	—	—	(3,066)
Net realized loss on investments	(15)	(287)	—	—	(302)
Unrealized (depreciation) appreciation included in earnings	(160)	236	(50)	136	162
Other	(978)	—	—	—	(978)
Level 3 assets, end of period	$203,459	$7,729	$1,215	$7,700	$220,103

The Company’s transfers between levels are recognized at the end of each reporting period. During the six months ended June 30 2018, there were no transfers between levels.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2018 includes $0.2 million in unrealized depreciation on debt and other investments, $0.02 million in unrealized depreciation on warrant investments and $0.05 million in unrealized depreciation on equity investments.

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

As of June 30, 2018 and December 31, 2017, the recorded balances equaled fair values of all the Company’s financial instruments, except for the Company’s 2022 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.  Borrowings

The following table shows the Company’s borrowings as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$100,000	$68,000	$32,000	$95,000	$58,000	$37,000
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	137,375	105,375	32,000	132,375	95,375	37,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,161)	—	—	(1,300)	—
Total borrowings outstanding, net	$137,375	$104,214	$32,000	$132,375	$94,075	$37,000

Currently, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of June 30, 2018, the Company’s asset coverage for borrowed amounts was 227%.

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act as part of an omnibus spending bill, which, among other things, amends the 1940 Act to reduce the minimum required asset coverage applicable to BDCs under the 1940 Act from 200% to 150% if certain approval and disclosure requirements are met. Before such reduced asset coverage requirement can apply to the Company, such reduced asset coverage requirement must be approved by either (a) a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board, in which case such reduced asset coverage requirement would take effect on the first anniversary of the date of such Board approval, or (b) a majority of votes cast by the stockholders of the Company at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirement shall take effect on the day after such approval. On June 7, 2018, a “required majority” of the Board approved the reduced asset coverage requirements and separately recommended that the Company’s stockholders approve the reduced asset coverage requirements at a special meeting of the Company’s stockholders. As a result, subject to certain disclosure requirements, the asset coverage requirements applicable to senior securities are expected to decrease from 200% to 150% effective June 7, 2019, unless earlier approved by a majority of votes cast at the special meeting. In that case, the modified asset coverage requirements would be effective with respect to the Company on the day immediately following such stockholder approval.

The Company entered into the Key Facility with Key effective November 4, 2013. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $100 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a revolving period that extends to April 6, 2021, followed by a two-year amortization period and is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 2.09% and 1.56% on June 30, 2018 and December 31, 2017, respectively. The average interest rate for the three months ended June 30, 2018 and 2017 was 5.18% and 4.26%, respectively. The average interest rate for the six months ended June 30, 2018 and 2017 was 5.01% and 4.14%, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually. As of June 30, 2018 and December 31, 2017, the Company had borrowing capacity under the Key Facility of $32.0 million and $37.0 million, respectively. At June 30, 2018 and December 31, 2017, $20.6 million and $23.6 million, respectively, was available, subject to existing terms and advance rates.

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

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2018, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

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

The balance of unfunded commitments to extend credit was $20.2 million and $33.3 million as of June 30, 2018 and December 31, 2017, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2018:

	June 30, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Aerin Medical, Inc.	$5,000	$63
Catasys, Inc.	2,500	25
Decisyon, Inc.	200	—
HealthEdge Software, Inc.	7,500	75
Intelepeer Holdings, Inc.	3,000	40
New Signature US, Inc.	1,000	10
StereoVision Imaging, Inc.	1,000	—
Total	$20,200	$213

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2018, which totaled $0.2 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 30% and 29% of total debt investments outstanding as of June 30, 2018 and December 31, 2017, respectively. No single debt investment represented more than 10% of the total debt investments as of June 30, 2018 and December 31, 2017. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 32% and 28% of total interest and fee income on investments for the three months ended June 30, 2018 and 2017, respectively. Interest income from the five largest debt investments accounted for 31% and 21% of total interest and fee income on investments for the six months ended June 30, 2018 and 2017, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2018 and for the years ended December 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Six Months Ended June 30, 2018
4/27/18	8/17/18	9/14/18	$0.10	$—	—	$—
4/27/18	7/19/18	8/15/18	0.10	—	—	—
4/27/18	6/19/18	7/17/18	0.10	1,140	1,221	13
3/1/18	5/17/18	6/15/18	0.10	1,140	1,271	13
3/1/18	4/19/18	5/15/18	0.10	1,140	1,287	13
3/1/18	3/19/18	4/17/18	0.10	1,139	1,255	13
			$0.60	$4,559	5,034	$52
Year Ended December 31, 2017
10/27/17	2/21/18	3/15/18	$0.10	$1,138	1,241	$14
10/27/17	1/22/18	2/15/18	0.10	1,139	1,185	13
10/27/17	12/20/17	1/17/18	0.10	1,139	1,119	13
7/28/17	11/20/17	12/15/17	0.10	1,139	1,227	13
7/28/17	10/19/17	11/15/17	0.10	1,139	1,195	13
7/28/17	9/20/17	10/16/17	0.10	1,138	1,205	14
4/27/17	8/18/17	9/15/17	0.10	1,140	1,199	13
4/27/17	7/20/17	8/15/17	0.10	1,140	1,159	12
4/27/17	6/20/17	7/14/17	0.10	1,138	1,164	13
3/3/17	5/19/17	6/15/17	0.10	1,137	1,202	14
3/3/17	4/21/17	5/16/17	0.10	1,137	1,287	15
3/3/17	3/20/17	4/18/17	0.10	1,134	1,510	18
			$1.20	$13,658	14,693	$165
Year Ended December 31, 2016
10/28/16	2/22/17	3/15/17	$0.10	$1,134	1,665	$16
10/28/16	1/19/17	2/15/17	0.10	1,133	1,542	17
10/28/16	12/20/16	1/13/17	0.10	1,137	1,550	16
7/29/16	11/18/16	12/15/16	0.115	1,308	1,712	19
7/29/16	10/20/16	11/15/16	0.115	1,308	1,896	21
7/29/16	9/20/16	10/17/16	0.115	1,305	1,716	22
4/28/16	8/19/16	9/15/16	0.115	1,307	1,535	21
4/28/16	7/20/16	8/15/16	0.115	1,302	1,842	25
4/28/16	6/20/16	7/15/16	0.115	1,305	1,734	23
3/3/16	5/19/16	6/15/16	0.115	1,305	1,898	23
3/3/16	4/20/16	5/16/16	0.115	1,283	3,821	44
3/3/16	3/18/16	4/15/16	0.115	1,306	1,840	21
			$1.335	$15,133	22,751	$268

On July 27, 2018, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
November 16, 2018	November 19, 2018	December 14, 2018	$0.10
October 17, 2018	October 18, 2018	November 15, 2018	$0.10
September 17, 2018	September 18, 2018	October 16, 2018	$0.10

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

After paying distributions of $0.30 per share and earning $0.29 per share for the quarter, the Company’s undistributed spillover income as of June 30, 2018 was $0.05 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Six Months Ended June 30,
	2018		2017
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.72		$12.09
Net investment income	0.56		0.53
Realized loss on investments	(0.03)		(0.93)
Unrealized (depreciation) appreciation on investments	(0.05)		0.78
Net increase in net assets resulting from operations	0.48		0.38
Distributions declared(1)	(0.60)		(0.60)
From net investment income	(0.60)		(0.60)
From net realized gain on investments	—		—
Return of capital	—		—
Net asset value at end of period	$11.60		$11.87
Per share market value, beginning of period	$11.22		$10.53
Per share market value, end of period	$10.08		$11.33
Total return based on a market value(2)	(4.8)%		10.4%
Shares outstanding at end of period	11,527,764		11,519,180
Ratios, net of waiver, to average net assets:
Expenses without incentive fees	9.9	%(3)	8.5	%(3)
Incentive fees	2.0	%(3)	1.2	%(3)
Net expenses	11.9	%(3)	9.7	%(3)
Net investment income with incentive fees	9.7	%(3)	8.8	%(3)
Ratios, without waiver, to average net assets:
Expenses without incentive fees(4)	9.9	%(3)	8.5	%(3)
Incentive fees(4)	2.3	%(3)	1.2	%(3)
Net expenses(4)	12.2	%(3)	9.7	%(3)
Net investment income with incentive fees(4)	9.4	%(3)	8.8	%(3)
Net assets at the end of the period	$133,771		$136,762
Average net asset value	$134,369		$138,464
Average debt per share	$7.98		$6.20
Portfolio turnover ratio	19.4%		28.2%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(3)	Annualized.
(4)	During the six months ended June 30, 2018, the Advisor waived $0.2 million of performance based incentive fee.

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

Forward-looking statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing debt investments, warrants and other investments;
•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Finance Management LLC, or the Advisor;
•	the impact of increased competition;
•	the impact of investments we intend to make and future acquisitions and divestitures;
•	the unfavorable resolution of legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	our regulatory structure and tax status;
•	our ability to qualify and maintain qualification as a regulated investment company, or RIC, and as a business development company, or BDC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;
•	the ability of our portfolio companies to achieve their objective;
•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
•	the impact of the Small Business Credit Availability Act on our operations and the BDC industry;
•	our contractual arrangements and relationships with third parties;
•	our ability to access capital and any future financings by us;
•	the ability of our Advisor to attract and retain highly talented professionals;
•	the impact of changes to tax legislation and, generally, our tax position; and
•	our ability to fund the unfunded commitments of Horizon Secured Loan Fund I, or HSLFI, to the extent approved by each member of HSLFI.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of June 30, 2018, 98.3%, or $200.0 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% through June 6, 2019 (or, if earlier, the day on which we receive stockholder approval of the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to us) and 150% thereafter, subject to certain disclosure requirements. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Debt investments	33	$203,459	89.8%	33	$203,793	91.8%
Warrants	69	9,070	4.0	72	9,090	4.0
Other investments	4	7,700	3.4	4	7,700	3.5
Equity	8	2,169	1.0	6	1,516	0.7
Equity interest in HSLFI	1	4,069	1.8		—	—
Total		$226,467	100.0%		$222,099	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
		(In thousands)
Beginning portfolio	$211,905	$180,114	$222,099	$194,003
New debt investments	29,484	22,074	40,525	47,990
Less refinanced debt investments	—	—	(2,479)	—
Net new debt investments	29,484	22,074	38,046	47,990
Investment in controlled affiliate investments	4,069	—	4,069	—
Principal payments received on investments	(5,178)	(8,441)	(13,977)	(20,332)
Early pay-offs	(13,584)	(12,308)	(20,325)	(39,517)
Accretion of debt investment fees	571	433	1,081	938
New debt investment fees	(314)	(420)	(1,509)	(690)
New equity	225	—	1,016	—
Proceeds from sale of investments	(351)	(346)	(3,066)	(1,572)
Net realized (loss) gain on investments	(153)	175	(302)	(10,670)
Net unrealized (depreciation) appreciation on investments	(207)	(2,197)	(665)	8,934
Ending portfolio	$226,467	$179,084	$226,467	$179,084

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$25,448	12.5%	$15,015	7.4%
Drug Delivery	1,473	0.7	6,830	3.4
Medical Device	32,985	16.2	36,173	17.7
Technology
Communications	23,583	11.6	19,549	9.6
Consumer-Related	3,622	1.8	10,918	5.3
Internet and Media	38,144	18.8	38,899	19.1
Materials	8,541	4.2	9,324	4.6
Power Management	853	0.4	1,234	0.6
Semiconductors	3,379	1.7	3,345	1.6
Software	48,223	23.7	53,994	26.5
Healthcare Information and Services
Software	17,208	8.4	8,512	4.2
Total	$203,459	100.0%	$203,793	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 30% and 29% of total debt investments outstanding as of June 30, 2018 and December 31, 2017, respectively. No single debt investment represented more than 10% of our total debt investments as of June 30, 2018 and December 31, 2017.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of June 30, 2018 and December 31, 2017, our debt investments had a weighted average credit rating of 3.0. The following table shows the classification of our debt investment portfolio by credit rating as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	4	$19,685	9.7%	4	$18,701	9.2%
3	25	166,317	81.7	25	176,560	86.6
2	4	17,457	8.6	3	5,632	2.8
1	—	—	—	1	2,900	1.4
Total	33	$203,459	100.0%	33	$203,793	100.0%

As of June 30, 2018, there were no debt investments with an internal credit rating of 1. As of December 31, 2017, there was one debt investment with an internal credit rating of 1, with a cost of $3.0 million and a fair value of $2.9 million.

Horizon Secured Loan Fund I LLC

On June, 1 2018, we and Arena Sunset SPV, LLC (“Arena”) formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either us or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value. As of June 30, 2018, HSLFI had total assets of $9.6 million. HSLFI’s portfolio consisted of debt investments in one portfolio company as of June 30, 2018. As of June 30, 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which we may directly invest.

We provide capital (in the form of cash or securities in portfolio companies) to HSLFI in exchange for limited liability company equity interests in HSLFI. As of June 30, 2018, we and Arena each owned 50.0% of the equity interests of HSLFI. Our investment in HSLFI consisted of an equity contribution of $4.0 as of June 30, 2018. As of June 30, 2018, we had commitments to fund equity interests in HSLFI of $25.0 million, of which $21.0 was unfunded.

We and Arena each appointed two members to HSLFI’s four-person board of managers. All material decisions with respect to HSLFI, including those involving its investment portfolio, require unanimous approval of a quorum of the board of managers. Quorum is defined as (i) the presence of two members of the board of managers; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of managers, provided that the individual that was elected, designated or appointed by the member with only one individual present will be entitled to cast two votes on each matter; or (iii) the presence of all four members of the board of managers.

Horizon Funding I, LLC (“HFI”) was formed as a Delaware limited liability company on June 1, 2018, with HSLFI as its sole equity member. HFI is a special purpose bankruptcy-remote entity and is a separate legal entity from HSLFI. Any assets conveyed to HFI are not available to creditors of HSLFI or any other entity other than HFI’s lenders.

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and us, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement with several entities owned or affiliated with New York Life Insurance Company (“Noteholders”) for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement has an investment period that ends on June 1, 2020, if not extended, followed by a five year amortization period and a scheduled final payment date of June 10, 2025, subject to any extension of the investment period. The interest rate is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of the notes at the time the amount is borrowed. There were no advances made by the Noteholders as of June 30, 2018.

The following table shows a summary of HSLFI’s investment portfolio:

For the period June 1, 2018 through
June 30, 2018
Total investments at fair value	$8,137
Dollar-weighted annualized yield on average debt investments(1)	11.0%
Number of portfolio companies in the HSLFI	1
Largest portfolio company investment at fair value	$8,137

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect expenses.

The following table shows HSLFI’s individual investments as of June 30, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value (6)
			(In thousands)
Debt Investments — Technology
New Signature US, Inc. (7)	Software	Term Loan (10.59% cash (Libor + 8.50%; Floor	$8,250	$8,080	$8,080
		10.50%), 3.50% ETP, Due 7/1/21)
Total Debt Investments — Technology				8,080	8,080

Warrant Investments — Technology
BSI Platform Holdings, LLC (7)	Software	412,500 Preferred Stock Warrants		57	57
Total Warrant Investments — Technology				57	57

Total Portfolio Investment Assets				$8,137	$8,137

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate, or LIBOR, are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of June 30, 2018 is provided.

(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.

(4)	Warrants are non-income producing.

(5)	For debt investments, represents principal balance less unearned income.

(6)	The fair value of the investment was valued using significant unobservable inputs.

(7)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following table provides HSLFI’s unfunded commitments by portfolio company as of June 30, 2018:

	June 30, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
New Signature US, Inc.	$3,000	$30
Total	$3,000	$30

The following tables show certain summarized financial information for HSLFI as of June 30, 2018 and for the period June 1, 2018 through June 30, 2018:

June 30, 2018
(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $8,137)	$8,137
Cash and cash equivalents	56
Other assets	1,388
Total assets	$9,581

Other liabilities	$1,511
Total liabilities	1,511

Members’ equity	8,070
Total liabilities and members’ equity	$9,581

For the period June 1, 2018 through
June 30, 2018
(In thousands)
Selected Statements of Operations Information
Interest income on investments	$5
Total expenses	$22
Net decrease in net assets resulting from operations	$(17)

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended June 30, 2018 and 2017

The following table shows consolidated results of operations for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,
	2018	2017
	(In thousands)
Total investment income	$7,313	$5,878
Total expenses	4,182	3,124
Performance based incentive fee waived	(159)	—
Net expenses	4,023	3,124
Net investment income	3,290	2,754
Net realized (loss) gain on investments	(153)	176
Net unrealized depreciation on investments	(207)	(2,197)
Net increase in net assets resulting from operations	$2,930	$733
Average debt investments, at fair value	$191,765	$159,879
Average borrowings outstanding	$88,672	$56,989

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $1.4 million, or 24.4%, to $7.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. For the three months ended June 30, 2018, total investment income consisted primarily of $6.9 million in interest income from investments, which included $1.4 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.4 million in fee income. Interest income on investments increased by $1.5 million, or 26.9%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Interest income on investments increased primarily due to an increase of $31.9 million, or 19.9%, in the average size of our investment portfolio and an increase in one month LIBOR which is the base rate for most of our variable rate debt investments for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Fee income, which includes success fee and prepayment fee income on debt investments, remained flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

For the three months ended June 30, 2018 and 2017, our dollar-weighted annualized yield on average debt investments (excluding any yield from warrants, equity, other investments and HSLFI) was 15.3% and 14.7%, respectively. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the three months ended June 30, 2018 and 2017, our investment portfolio (including any yield from warrants, equity and other investments but excluding any yield from HSLFI) had an overall total yield of 13.9% and 13.5%, respectively. We calculate the dollar-weighted yield on average investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of investments outstanding (excluding HSLFI) on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 32% and 28% of investment income for the three months ended June 30, 2018 and 2017, respectively.

Expenses

Net expenses increased by $0.9 million, or 28.8%, to $4.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.4 million, or 33.9%, to $1.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $31.7 million, or 55.6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, which was partially offset by a decrease in our effective cost of debt.

Base management fee expense increased by $0.2 million, or 22.5%, to $1.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Base management fee increased primarily due to an increase of $31.9 million, or 19.9%, in the average size of our investment portfolio for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

On March 6, 2018, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees will not be subject to recoupment. During the three months ended June 30, 2018, our Advisor waived performance based incentive fees of $0.2 million which our Advisor would have otherwise earned. This resulted in $0.2 million of reduced expense and additional net investment income for the three months ended June 30, 2018.

Performance based incentive fee expense, net of the waiver above, increased by $0.4 million, or 103.2%, to $0.8 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due to an increase in the cap on incentive fees, or the Incentive Fee Cap, calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement. This resulted in $0.2 million of reduced expense and additional net investment income for the three months ended June 30, 2017. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended June 30, 2017 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return since July 1, 2014.

Administrative fee expense, professional fees and general and administrative remained flat at $0.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

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

During the three months ended June 30, 2018, we realized net losses totaling $0.2 million primarily due to the write off of warrants in four portfolio companies. During the three months ended June 30, 2017, we realized net gains totaling $0.2 million primarily due to the realized gains on the sale of equity received upon the exercise of warrants.

During the three months ended June 30, 2018, net unrealized depreciation on investments totaled $0.2 million which was primarily due to unrealized depreciation on two public warrant investments. During the three months ended June 30, 2017, net unrealized depreciation on investments totaled $2.2 million which was primarily due to the unrealized depreciation on two debt investments.

Comparison of the six months ended June 30, 2018 and 2017

The following table shows consolidated results of operations for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Total investment income	$14,488	$12,841
Total expenses	8,147	6,720
Performance based incentive fee waived	(159)	—
Net expenses	7,988	6,720
Net investment income	6,500	6,121
Net realized loss on investments	(302)	(10,670)
Net unrealized (depreciation) appreciation on investments	(665)	8,934
Net increase in net assets resulting from operations	$5,533	$4,385
Average debt investments, at fair value	$196,143	$170,225
Average borrowings outstanding	$92,005	$71,442

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $1.6 million, or 12.8%, to $14.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. For the six months ended June 30, 2018, total investment income consisted primarily of $13.6 million in interest income from investments, which included $2.6 million in income from the accretion of origination fees and ETPs and $0.9 million in fee income. Interest income on investments increased by $1.9 million, or 16.5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Interest income on investments increased primarily due to an increase of $25.9 million, or 15.2%, in the average size of our investment portfolio for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Fee income, which includes success fee and prepayment fee income on debt investments, decreased by $0.3 million, or 24.7%, to $0.9 million primarily due to a decrease in fees earned on lower principal prepayments received during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

For the six months ended June 30, 2018 and 2017, our dollar-weighted annualized yield on average debt investments (excluding any yield from warrants, equity, other investments and HSLFI) was 14.8% and 15.1%, respectively. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the six months ended June 30, 2018 and 2017, our investment portfolio (including any yield from warrants, equity and other investments but excluding any yield from HSLFI) had an overall total yield of 13.5% and 14.1%, respectively. We calculate the dollar-weighted yield on average investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of investments outstanding (excluding HSLFI) on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 31% and 21% of investment income for the six months ended June 30, 2018 and 2017, respectively.

Expenses

Net expenses increased by $1.3 million, or 18.9%, to $8.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.5 million, or 22.2%, to $2.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $20.6 million, or 28.8%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, which was partially offset by a decrease in our effective cost of debt.

Base management fee expense increased by $0.3 million, or 18.3%, to $2.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Base management fee increased primarily due to an increase of $25.9 million, or 15.2%, in the average size of our investment portfolio for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

On March 6, 2018, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees will not be subject to recoupment. During the six months ended June 30, 2018, our Advisor waived performance based incentive fees of $0.2 million which our Advisor would have otherwise earned. This resulted in $0.2 million of reduced expense and additional net investment income for the six months ended June 30, 2018.

Performance based incentive fee expense, net of waiver, increased by $0.5 million, or 63.6%, to $1.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to an increase in the Incentive Fee Cap calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement. This resulted in $0.2 million and $0.6 million, respectively, of reduced expense and additional net investment income for the six months ended June 30, 2018 and 2017. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the six months ended June 30, 2018 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the six months ended June 30, 2017 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return since July 1, 2014.

Administrative fee expense, professional fees and general and administrative remained flat for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

During the six months ended June 30, 2018, we realized net losses totaling $0.3 million primarily due to the write off of warrants in seven portfolio companies. During the six months ended June 30, 2017, we realized net losses totaling $10.7 million primarily due to the resolution of two debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants.

During the six months ended June 30, 2018, net unrealized depreciation on investments totaled $0.7 million which was primarily due to the unrealized depreciation on one debt investment and the unrealized depreciation on two public warrant investments. During the six months ended June 30, 2017, net unrealized appreciation on investments totaled $8.9 million which was primarily due to reversal of previously recorded unrealized depreciation on two debt investments that were settled during the period, partially offset by the unrealized depreciation on two debt investments.

Liquidity and capital resources

As of June 30, 2018 and December 31, 2017, we had cash of $10.8 million and $6.6 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities, issuance of our 7.375% notes due 2019, or the 2019 Notes, and issuance of our 6.25% notes due 2022, or the 2022 Notes.

On April 27, 2018, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2019 or the repurchase of $5.0 million of our common stock. During the three and six months ended June 30, 2018 and 2017, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through June 30, 2018, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At June 30, 2018 and December 31, 2017, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association was $68.0 million and $58.0 million, respectively. As of June 30, 2018 and December 31, 2017, we had borrowing capacity under the Key Facility of $32.0 million and $37.0 million, respectively. At June 30, 2018 and December 31, 2017, $20.6 million and $23.6 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities provided cash of $1.6 million for the six months ended June 30, 2018, and our financing activities provided cash of $2.6 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments. Our financing activities provided cash primarily from advances on our Key Facility, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act as part of an omnibus spending bill, which, among other things, amends the 1940 Act to reduce the minimum required asset coverage applicable to BDCs under the 1940 Act from 200% to 150% if certain approval and disclosure requirements are met. Before such reduced asset coverage requirement can apply to us, such reduced asset coverage requirement must be approved by either (a) a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board, in which case such reduced asset coverage requirement would take effect on the first anniversary of the date of such Board approval, or (b) a majority of votes cast by our stockholders at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirement shall take effect on the day after such approval. On June 7, 2018, a “required majority” of our Board approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at a special meeting of our stockholders. As a result, subject to certain disclosure requirements, our asset coverage requirements applicable to senior securities are expected to decrease from 200% to 150% effective June 7, 2019, unless earlier approved by a majority of votes cast at the special meeting. In that case, the modified asset coverage requirements would be effective with respect to us on the day immediately following such stockholder approval.

We believe that our current cash, cash generated from operations, and funds available from our Key Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current borrowings

The following table shows our borrowings as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$100,000	$68,000	$32,000	$95,000	$58,000	$37,000
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	137,375	105,375	32,000	132,375	95,375	37,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,161)	—	—	(1,300)	—
Total borrowings outstanding, net	$137,375	$104,214	$32,000	$132,375	$94,075	$37,000

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 2.09% and 1.56% as of June 30, 2018 and December 31, 2017, respectively. The interest rates in effect were 5.23% and 4.61% as of June 30, 2018 and December 31, 2017, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. The Key Facility is collateralized by debt investments held by Horizon Credit II LLC, or Credit II, and permits an advance rate of up to fifty percent (50%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. The period during which we may request advances under the Key Facility, or the Revolving Period, extends through April 6, 2021. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. The maturity of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable, is on April 6, 2023.

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

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2018, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

Other assets

As of June 30, 2018 and December 31, 2017, other assets were $2.0 million and $1.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2018:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$105,375	$—	$57,295	$48,080	$—
Unfunded commitments	20,200	14,200	6,000	—	—
Total	$125,575	$14,200	$63,295	$48,080	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2018, we had unfunded commitments of $20.2 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of June 30, 2018, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2018 and 2017, we paid the Advisor $1.9 million and $1.3 million, respectively, pursuant to the Investment Management Agreement. During the six months ended June 30, 2018 and 2017, we paid the Advisor $3.6 million and $2.7 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended June 30, 2018 and 2017, we paid the Advisor $0.2 million pursuant to the Administration Agreement. During the six months ended June 30, 2018 and 2017, we paid the Advisor $0.4 million pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and six months ended June 30, 2018 and 2017, we did not recognize any interest income from debt investments on non-accrual status.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the period June 1, 2018 (the commencement of HSLFI’s operations) through June 30, 2018, there were no distributions from HSLFI.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2018 and December 31, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2018 and December 31, 2017, 99% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our June 30, 2018 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at June 30, 2018, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$5,916	$2,068	$3,848
Up 200 basis points	$3,864	$1,379	$2,485
Up 100 basis points	$1,813	$689	$1,124
Down 300 basis points	$(2,221)	$(850)	$(1,371)
Down 200 basis points	$(2,221)	$(850)	$(1,371)
Down 100 basis points	$(1,790)	$(689)	$(1,101)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth below and in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Other than the item set forth below, there have been no material changes during the six months ended June 30, 2018 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Leverage is generally considered a speculative investment technique, and we intend to continue to borrow money as part of our business plan. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and capital resources.” Lenders of senior debt securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. However, any decrease in our income would cause net income to decline more sharply than it would have had we not leveraged. This decline could adversely affect our ability to make common stock distribution payments. In addition, because our investments may be illiquid, we may be unable to dispose of them or unable to do so at a favorable price in the event we need to do so, if we are unable to refinance any indebtedness upon maturity, and, as a result, we may suffer losses.

Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as our Advisor’s management fee is payable to our Advisor based on our gross assets less cash and cash equivalents, including those assets acquired through the use of leverage, our Advisor may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. As leverage magnifies gains, if any, on our portfolio, as discussed above, our pre-incentive fee net investment income may exceed the quarterly hurdle rate for the incentive fee on income payable pursuant to the management fee at a lower average return on our portfolio. Thus, if we incur additional leverage, the incentive fees payable to the Advisor may increase without any corresponding increase in our performance. Holders of our common stock bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee or incentive fee payable to our Advisor.

In addition to the leverage described above, in the past, we have securitized a large portion of our debt investments to generate cash for funding new investments and may seek to securitize additional debt investments in the future to the extent permitted by the 1940 Act and the risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. To securitize additional debt investments in the future, we may create a wholly-owned subsidiary and sell and/or contribute a pool of debt investments to such subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers, who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools. We would retain all or a portion of the equity in any such securitized pool of loans. An inability to securitize part of our debt investments in the future could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, certain types of securitization transactions may expose us to greater risk of loss than would other types of financing.

On June 7, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at a special meeting of our stockholders. As a result, our asset coverage requirements applicable to senior securities are expected to decrease from 200% to 150% effective June 7, 2019, unless earlier approved by a majority of votes cast at the special meeting. In that case, the modified asset coverage requirements would be effective with respect to us on the day immediately following such stockholder approval.

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of June 30, 2018 and (2) 150% at various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of June 30, 2018(1)	(22.62)%	(13.55)%	(4.48)%	4.58%	13.65%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(41.74)%	(26.59)%	(11.45)%	3.70%	18.85%

(1)	Assumes $243 million in total assets, $105 million in outstanding debt, $134 million in net assets, and an average cost of borrowed funds of 5.72% at June 30, 2018.

(2)	Assumes $406 million in total assets, $268 million in outstanding debt, $134 million in net assets, and an average cost of borrowed funds of 5.72% at June 30, 2018.

Based on our outstanding indebtedness of $105 million as of June 30, 2018 and the average cost of borrowed funds of 5.72% as of that date, our investment portfolio would have been required to experience an annual return of at least 2.96% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Based on an outstanding indebtedness of $268 million on an assumed 150% asset coverage ratio and an average cost of borrowed funds of 5.72%, our investment portfolio would be required to experience an annual return of at least 4.18% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Because we distribute all or substantially all of our investment company taxable income to our stockholders, we will need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

To satisfy the requirements applicable to a RIC, to avoid incurring excise taxes and to minimize or to avoid incurring corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our investment company taxable income and net capital gains. However, we may retain all or a portion of our net capital gains, incur any applicable income taxes with respect thereto, and elect to treat such retained net capital gains as deemed distributions to our stockholders. As a BDC, we generally are required to maintain coverage of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% through June 6, 2019 (or, if earlier, the day on which we receive stockholder approval of the application of the reduced asset coverage requirement to us) and 150% thereafter, subject to certain disclosure requirements. This requirement limits the amount that we may borrow. Because we continue to need capital to grow our debt investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are limited in our ability to issue equity securities at a price below the then-current net asset value per share. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, after each issuance of senior securities equals at least 200% through June 6, 2019 (or, if earlier, the day on which we receive stockholder approval of the application of the reduced asset coverage requirement to us) and 150% thereafter, subject to certain disclosure requirements. If our asset coverage is not at least 200% or 150% as applicable, we are not permitted to pay distributions or issue additional senior securities. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment. Moreover, if the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when we may be unable to do so or unable to do so on favorable terms.

As a BDC, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. Our stockholder approval expired in January 2016, but we may seek such approval again in the future. If our common stock trades at a price below net asset value per share and we do not receive approval from our stockholders and our independent directors to issue common stock at a price below net asset value per share, we cannot raise capital through the issuance of equity securities. This may limit our ability: to grow and make new investments; to attract and retain top investment professionals; to maintain deal flow and relations with top companies in our Target Industries and related entities such as venture capital and private equity sponsors; and to sustain a minimum efficient scale for a public company. The stockholder approval requirement does not apply to stock issued upon the exercise of options, warrants or rights that we may issue from time to time. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

Recently passed legislation may allow us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. On March 23, 2018, the Small Business Credit Availability Act was signed into law and amended the 1940 Act to decrease the asset coverage requirements applicable to BDCs from 200% to 150% if such lower asset coverage requirements have been approved by either (a) a majority of a BDC’s directors who have no financial interest in such approval and a majority of the BDC’s directors who are not interested persons, as defined by the 1940 Act (a “required majority” as defined in Section 57(o) of the 1940 Act), of such BDC, in which case such reduced asset coverage requirements would take effect on the first anniversary of the date of such approval, or (b) a majority of votes cast by the stockholders of such BDC at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirements shall take effect on the day after such approval. On June 7, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at a special meeting of our stockholders. As a result, our asset coverage requirements applicable to senior securities are expected to decrease from 200% to 150% effective June 7, 2019, unless earlier approved by a majority of votes cast at the special meeting. In that case, the modified asset coverage requirements would be effective with respect to us on the day immediately following such stockholder approval.

As a result, if we comply with certain disclosure requirements, we will be able to incur additional indebtedness, which may increase the risk of investing in us. See “We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” In addition, since our base management fee is payable based upon our gross assets (less cash and cash equivalents), which includes any assets acquired with the proceeds of borrowings, the base management fee expense will increase if we incur additional leverage.

The indenture governing our debt securities contains limited protection for holders of our debt securities.

The indenture governing our debt securities offers limited protection to holders of our debt securities. The terms of the indenture do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in our debt securities. In particular, the terms of the indenture do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our debt securities, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our debt securities to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to our debt securities and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to our debt securities with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(l) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act after such borrowings, equals at least 200% through June 6, 2019 (or, if earlier, the day on which we receive stockholder approval of the application of the reduced asset coverage requirement to us) and 150% thereafter, subject to certain disclosure requirements);

•	pay dividends on, or purchase or redeem or make any payments in respect of capital stock or other securities ranking junior in right of payment to our debt securities, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(l) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock unless our asset coverage, as defined in the 1940 Act, at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase equals at least 200% through June 6, 2019 (or, if earlier, the day on which we receive stockholder approval of the application of the reduced asset coverage requirement to us) and 150% thereafter, subject to certain disclosure requirements);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase our debt securities in connection with a change of control or any other event.

Furthermore, the terms of the indenture do not protect holders of our debt securities in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of our debt securities may have important consequences for holders of our debt securities, including making it more difficult for us to satisfy our obligations with respect to our debt securities or negatively affecting the trading value of our debt securities.

Certain of our current debt instruments include more protections for their holders than the indenture. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of our debt securities.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 2 to Amended and Restated Loan Agreement, dated as of April 6, 2018, by and among Horizon Credit II LLC, as borrower, State Bank and Trust Company, as lender, MUFG Union Bank N.A., as lender and KeyBank National Association, as lender and as arranger and agent (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, File No. 18795826, filed on May 1, 2018)
10.2	Horizon Secured Loan Fund I LLC Limited Liability Company Agreement dated June 1, 2018, by and between the Company and Arena Sunset SPV, LLC (Incorporated by reference to Exhibit (k)(9) of the Company’s Registration Statement on Form N-2, File No. 333-225698, filed on June 18, 2018
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

*	Filed herewith
62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: July 31, 2018	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: July 31, 2018	By:	/s/ Daniel R. Trolio
		Name:	Daniel R. Trolio
		Title:	Chief Financial Officer

