Form 10-Q
period 2018-09-30
Horizon Technology Finance Corp
filed 2018-10-30
CIK 1487428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 30, 2018 was 11,532,652.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2018	December 31, 2017

Assets
Non-affiliate investments at fair value (cost of $228,313 and $219,303, respectively)	$227,813	$218,600
Non-controlled affiliate investments at fair value (cost of $7,882 and $3,774, respectively) (Note 5)	7,531	3,499
Controlled affiliate investments at fair value (cost of $4,413 and $0, respectively) (Note 5)	4,413	—
Total investments at fair value (cost of $240,608 and $223,077, respectively) (Note 4)	239,757	222,099
Cash	5,909	6,594
Interest receivable	4,765	3,986
Other assets	1,731	1,467
Total assets	$252,162	$234,146

Liabilities
Borrowings (Note 7)	$112,284	$94,075
Distributions payable	3,459	3,456
Base management fee payable (Note 3)	410	379
Incentive fee payable (Note 3)	851	541
Other accrued expenses	702	620
Total liabilities	117,706	99,071

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,698,864 and 11,687,871 shares issued and 11,531,399 and 11,520,406 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	12	12
Paid-in capital in excess of par	179,606	179,641
Distributions in excess of net investment income	(2,372)	(1,898)
Net unrealized depreciation on investments	(851)	(978)
Net realized loss on investments	(41,939)	(41,702)
Total net assets	134,456	135,075
Total liabilities and net assets	$252,162	$234,146
Net asset value per common share	$11.66	$11.72

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment income
Interest income on investments
Interest income on non-affiliate investments	$7,094	$6,164	$20,385	$17,861
Interest income on non-controlled affiliate investments	193	81	528	81
Total interest income on investments	7,287	6,245	20,913	17,942
Fee income
Prepayment fee income on non-affiliate investments	102	399	414	1,187
Fee income on non-affiliate investments	325	130	875	485
Total fee income	427	529	1,289	1,672
Dividend income
Dividend income on affiliate investments	83	—	83	—
Total dividend income	83	—	83	—
Total investment income	7,797	6,774	22,285	19,614
Expenses
Interest expense	1,681	1,140	4,616	3,540
Base management fee (Note 3)	1,197	921	3,399	2,783
Performance based incentive fee (Note 3)	1,297	258	2,823	1,094
Administrative fee (Note 3)	162	194	517	575
Professional fees	289	275	997	1,105
General and administrative	215	189	636	600
Total expenses	4,841	2,977	12,988	9,697
Performance based incentive fee waived (Note 3)	(446)	—	(605)	—
Net expenses	4,395	2,977	12,383	9,697
Net investment income	3,402	3,797	9,902	9,917
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-affiliate investments	66	(429)	(237)	(11,098)
Net realized gain (loss) on investments	66	(429)	(237)	(11,098)
Net unrealized appreciation (depreciation) on non-affiliate investments	761	(640)	202	8,295
Net unrealized appreciation (depreciation) on non-controlled affiliate investments	30	(19)	(75)	(19)
Net unrealized appreciation (depreciation) on investments	791	(659)	127	8,276
Net realized and unrealized gain (loss) on investments	857	(1,088)	(110)	(2,822)
Net increase in net assets resulting from operations	$4,259	$2,709	$9,792	$7,095
Net investment income per common share	$0.30	$0.33	$0.86	$0.86
Net increase in net assets per common share	$0.37	$0.24	$0.85	$0.62
Distributions declared per share	$0.30	$0.30	$0.90	$0.90
Weighted average shares outstanding	11,529,611	11,518,552	11,525,906	11,516,246

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributions in Excess of Net Investment	Net Unrealized Depreciation on	Net Realized Loss on	Total Net
	Shares	Amount	Par	Income	Investments	Investments	Assets
Balance at December 31, 2016	11,510,424	$12	$179,551	$(397)	$(19,463)	$(20,511)	$139,192
Net increase in net assets resulting from operations	—	—	—	9,917	8,276	(11,098)	7,095
Issuance of common stock under dividend reinvestment plan	12,278	—	134	—	—	—	134
Repurchases of common stock	(5,923)	—	(59)	—	—	—	(59)
Distributions declared	—	—	—	(10,366)	—	—	(10,366)
Balance at September 30, 2017	11,516,779	$12	$179,626	$(846)	$(11,187)	$(31,609)	$135,996

Balance at December 31, 2017	11,520,406	$12	$179,641	$(1,898)	$(978)	$(41,702)	$135,075
Net increase in net assets resulting from operations	—	—	—	9,902	127	(237)	9,792
Financing costs	—	—	(155)	—	—	—	(155)
Issuance of common stock under dividend reinvestment plan	10,993	—	120	—	—	—	120
Distributions declared	—	—	—	(10,376)	—	—	(10,376)
Balance at September 30, 2018	11,531,399	$12	$179,606	$(2,372)	$(851)	$(41,939)	$134,456

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$9,792	$7,095
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	420	383
Net realized loss on investments	237	11,098
Net unrealized appreciation on investments	(127)	(8,276)
Purchase of investments	(62,246)	(66,311)
Principal payments received on investments	46,503	80,062
Investments in controlled affiliate investments	(4,413)	—
Proceeds from sale of investments	3,360	1,572
Equity received in settlement of fee income	(299)	—
Warrants received in settlement of fee income	(161)	—
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(48)	253
(Increase) decrease in end-of-term payments	(731)	1,008
Decrease in unearned income	(512)	(437)
Decrease in other assets	72	423
Increase in other accrued expenses	82	22
Increase (decrease) in base management fee payable	31	(33)
Increase in incentive fee payable	310	258
Net cash (used in) provided by operating activities	(7,730)	27,117
Cash flows from financing activities:
Proceeds from issuance of 2022 Notes	—	32,500
Advances on credit facility	28,000	34,000
Repayment of credit facility	(10,000)	(97,000)
Distributions paid	(10,253)	(10,230)
Repurchase of common stock	—	(59)
Debt issuance costs	(547)	(1,137)
Financing costs	(155)	—
Net cash provided by (used in) financing activities	7,045	(41,926)
Net decrease in cash	(685)	(14,809)
Cash:
Beginning of period	6,594	37,135
End of period	$5,909	$22,326
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,085	$3,242
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$1,007	$1,482
Distributions payable	$3,459	$3,455
End-of-term payments receivable	$3,667	$3,657
Receivable resulting from sale of investment	$59	$—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 169.4% (8)
Non-Affiliate Debt Investments — 155.1% (8)
Non-Affiliate Debt Investments — Life Science — 53.0% (8)
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.73% cash (Libor + 7.63%; Floor	$2,500	$2,446	$2,446
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (9.73% cash (Libor + 7.63%; Floor	2,500	2,446	2,446
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (9.73% cash (Libor + 7.63%; Floor	2,500	2,446	2,446
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (9.73% cash (Libor + 7.63%; Floor	2,500	2,446	2,446
		9.63%), 4.00% ETP, Due 7/1/22)
Espero BioPharma, Inc. (2)(12)	Biotechnology	Term Loan (12.00% cash (Libor + 9.9%; Floor	5,000	4,689	4,689
		12.00%), 4.00% ETP, Due 6/30/19)
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	Term Loan (10.60% cash (Libor + 8.50%; Floor	500	495	495
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (10.60% cash (Libor + 8.50%; Floor	500	500	500
		9.00%), 3.44% ETP, Due 1/1/19)
		Term Loan (10.60% cash (Libor + 8.50%; Floor	1,667	1,652	1,652
		9.00%), 5.00% ETP, Due 8/1/19)
		Term Loan (10.60% cash (Libor + 8.50%; Floor	1,667	1,667	1,667
		9.00%), 3.27% ETP, Due 8/1/19)
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (12.10% cash (Libor + 10.00%; Floor	4,948	4,912	4,912
		10.50%), 6.00% ETP, Due 5/1/20)
		Term Loan (12.10% cash (Libor + 10.00%; Floor	3,750	3,714	3,714
		10.50%), 6.00% ETP, Due 10/1/20)
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	Term Loan (10.50% cash (Libor + 8.40%; Floor	1,600	1,484	1,484
		9.50%), 5.00% ETP, Due 6/1/21)
Aerin Medical, Inc. (2)(12)	Medical Device	Term Loan (9.55% cash (Libor + 7.45%; Floor	4,000	3,887	3,887
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (9.55% cash (Libor + 7.45%; Floor	3,000	2,963	2,963
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (9.55% cash (Libor + 7.45%; Floor	3,000	2,963	2,963
		8.75%), 4.00% ETP, Due 1/1/22)
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (10.10% cash (Libor + 8.00%; Floor	4,000	3,944	3,944
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (10.10% cash (Libor + 8.00%; Floor	4,000	3,944	3,944
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (10.10% cash (Libor + 8.00%; Floor	4,000	3,944	3,944
		9.25%), 6.00% ETP, Due 6/1/21)
CSA Medical, Inc. (12)	Medical Device	Term Loan (10.14% cash (Libor + 7.93%; Floor	6,000	5,761	5,761
		10.00%), 5.00% ETP, Due 10/1/22)
Lantos Technologies, Inc. (2)(12)	Medical Device	Term Loan (10.53% cash (Libor + 8.43%; Floor	4,000	3,522	3,522
		10.00%), 6.00% ETP, Due 9/1/21)
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (9.78% cash (Libor + 7.68%; Floor	3,750	3,525	3,525
		9.50%), 4.00% ETP, Due 8/1/22)
VERO Biotech LLC (2)(12)	Medical Device	Term Loan (10.10% cash (Libor + 8.00%; Floor	4,000	3,946	3,946
		9.25%), 5.00% ETP, Due 1/1/22)
		Term Loan (10.10% cash (Libor + 8.00%; Floor	4,000	3,946	3,946
		9.25%), 5.00% ETP, Due 1/1/22)
Total Non-Affiliate Debt Investments — Life Science				71,242	71,242
Non-Affiliate Debt Investments — Technology — 84.7% (8)
Audacy Corporation (2)(12)	Communications	Term Loan (10.00% cash (Libor + 7.90%; Floor	4,000	3,932	3,932
		9.50%), 5.00% ETP, Due 7/1/22)
Intelepeer Holdings, Inc. (2)(12)	Communications	Term Loan (12.05% cash (Libor + 9.95%; Floor	4,000	3,942	3,942
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (12.05% cash (Libor + 9.95%; Floor	4,000	3,942	3,942
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (12.05% cash (Libor + 9.95%; Floor	4,000	3,942	3,942
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (12.05% cash (Libor + 9.95%; Floor	3,000	2,952	2,952
		11.25%), 2.50% ETP, Due 2/1/22)
PebblePost, Inc. (2) (12)	Communications	Term Loan (11.36% cash (Libor + 9.26%; Floor	4,000	3,947	3,947
		10.25%), 4.00% ETP, Due 7/1/21)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (11.36% cash (Libor + 9.26%; Floor	4,000	3,947	3,947
		10.25%), 4.00% ETP, Due 7/1/21)
IgnitionOne, Inc. (2)(12)	Internet and Media	Term Loan (12.33% cash (Libor + 10.23%; Floor	3,000	2,861	2,861
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.33% cash (Libor + 10.23%; Floor	3,000	2,861	2,861
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.33% cash (Libor + 10.23%; Floor	3,000	2,861	2,861
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.33% cash (Libor + 10.23%; Floor	3,000	2,861	2,861
		10.23%), 2.00% ETP, Due 4/1/22)
Jump Ramp Games, Inc. (2)(12)	Internet and Media	Term Loan (11.83% cash (Libor + 9.73%),	4,000	3,956	3,851
		3.00% ETP, Due 4/1/21)
Kixeye, Inc. (2)(12)	Internet and Media	Term Loan (11.70% cash (Libor + 9.60%; Floor	2,750	2,658	2,658
		10.75%), 2.00% ETP, Due 5/1/21)
		Term Loan (11.70% cash (Libor + 9.60%; Floor	2,750	2,707	2,707
		10.75%), 2.00% ETP, Due 5/1/21)
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Term Loan (11.50% cash (Libor + 9.40%; Floor	4,000	3,947	3,947
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (11.50% cash (Libor + 9.40%; Floor	4,000	3,947	3,947
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (11.50% cash (Libor + 9.40%; Floor	2,000	1,971	1,971
		10.50%), 3.00% ETP, Due 11/1/21)
Verve Wireless, Inc. (2)(12)	Internet and Media	Term Loan (10.90% cash (Libor + 8.80%; Floor	3,600	3,460	3,460
		10.80%), 3.33% ETP, Due 9/1/21)
Zinio Holdings, LLC (2)(12)	Internet and Media	Term Loan (13.35% cash (Libor + 11.25%; Floor	3,400	3,386	3,386
		11.75%), 6.00% ETP, Due 2/1/20)
The NanoSteel Company, Inc. (2)(12)	Materials	Term Loan (11.60% cash (Libor + 9.50%; Floor	3,959	3,891	3,891
		10.00%), 7.20% ETP, Due 5/1/20)
		Term Loan (11.60% cash (Libor + 9.50%; Floor	1,980	1,955	1,955
		10.00%), 6.45% ETP, Due 5/1/20)
		Term Loan (11.60% cash (Libor + 9.50%; Floor	2,188	2,159	2,159
		10.00%), 5.85% ETP, Due 7/1/20)
Powerhouse Dynamics, Inc. (2)(12)	Power Management	Term Loan (12.80% cash (Libor + 10.70%; Floor	700	682	682
		11.20%), 3.32% ETP, Due 9/1/19)
Luxtera, Inc. (12)	Semiconductors	Term Loan (12.00% cash (Prime + 6.75%),	2,000	1,934	1,934
		Due 3/28/20)
		Term Loan (12.00% cash (Prime + 6.75%),	1,500	1,462	1,462
		Due 3/28/20)
Bridge2 Solutions, LLC. (2)(12)	Software	Term Loan (11.35% cash (Libor + 9.25%; Floor	5,000	4,821	4,821
		10.50%), 2.00% ETP, Due 11/1/21)
		Term Loan (11.35% cash (Libor + 9.25%; Floor	5,000	4,821	4,821
		10.50%), 2.00% ETP, Due 11/1/21)
Education Elements, Inc. (2)(12)	Software	Term Loan (12.10% cash (Libor + 10.00%; Floor	200	197	197
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (12.10% cash (Libor + 10.00%; Floor	500	493	493
		10.50%), 4.00% ETP, Due 8/1/19)
New Signature US, Inc. (2)(12)(13)	Software	Term Loan (10.60% cash (Libor + 8.50%; Floor	2,750	2,697	2,697
		10.50%), 3.50% ETP, Due 7/1/22)
ShopKeep.com, Inc. (2)(12)	Software	Term Loan (12.05% cash (Libor + 9.95%; Floor	4,900	4,825	4,825
		10.45%), 4.08% ETP, Due 10/1/20)
		Term Loan (12.05% cash (Libor + 9.95%; Floor	3,600	3,542	3,542
		10.45%), 3.55% ETP, Due 2/1/21)
SIGNiX, Inc. (12)	Software	Term Loan (13.10% cash (Libor + 11.00%; Floor	1,995	1,927	1,605
		11.50%), 6.17% ETP, Due 2/1/20)
xAd, Inc. (2)(12)	Software	Term Loan (10.80% cash (Libor + 8.70%; Floor	5,000	4,916	4,916
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.80% cash (Libor + 8.70%; Floor	5,000	4,916	4,916
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.80% cash (Libor + 8.70%; Floor	3,000	2,950	2,950
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.80% cash (Libor + 8.70%; Floor	2,000	1,966	1,966

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		10.00%), 4.75% ETP, Due 11/1/21)
Total Non-Affiliate Debt Investments — Technology				114,234	113,807
Non-Affiliate Debt Investments — Healthcare information and services — 17.4% (8)
Catasys, Inc. (2)(5)(12)	Software	Term Loan (9.85% cash (Libor + 7.75%;	2,500	2,477	2,477
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
		Term Loan (9.85% cash (Libor + 7.75%;	2,500	2,477	2,477
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
		Term Loan (9.85% cash (Libor + 7.75%;	2,500	2,476	2,476
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
HealthEdge Software, Inc. (2)(12)	Software	Term Loan (10.35% cash (Libor + 8.25%;	5,000	4,905	4,905
		Floor 9.25%), 3.00% ETP, Due 7/1/22)
		Term Loan (10.35% cash (Libor + 8.25%;	3,750	3,701	3,701
		Floor 9.25%), 3.00% ETP, Due 1/1/23)
		Term Loan (10.35% cash (Libor + 8.25%;	3,750	3,698	3,698
		Floor 9.25%), 3.00% ETP, Due 4/1/23)
		Term Loan (10.46% cash (Libor + 8.25%;	3,750	3,696	3,696
		Floor 9.25%), 3.00% ETP, Due 10/1/23)
Total Non-Affiliate Debt Investments — Healthcare information and services				23,430	23,430
Total Non- Affiliate Debt Investments				208,906	208,479

Non-Affiliate Warrant Investments — 7.7% (8)
Non-Affiliate Warrants — Life Science — 1.7% (8)
ACT Biotech Corporation	Biotechnology	130,872 Preferred Stock Warrants		12	—
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,634 Common Stock Warrants		122	—
Argos Therapeutics, Inc. (2)(5)(12)	Biotechnology	3,656 Common Stock Warrants		33	—
Celsion Corporation (2)(5)(12)	Biotechnology	190,522 Common Stock Warrants		145	107
Espero BioPharma, Inc. (2)(5)(12)	Biotechnology	833,792 Common Stock Warrants		184	184
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	1,763 Common Stock Warrants		17	—
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	608,058 Common Stock Warrants		51	153
Revance Therapeutics, Inc. (5)(12)	Biotechnology	34,113 Common Stock Warrants		68	367
Sample6, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	26
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	419
Sunesis Pharmaceuticals, Inc. (5)(12)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	320,612 Common Stock Warrants		95	—
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants		24	29
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,182 Preferred Stock Warrants		66	71
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	720,000 Preferred Stock Warrants		95	102
CSA Medical, Inc. (12)	Medical Device	1,569,577 Preferred Stock Warrants		89	89
Lantos Technologies, Inc. (2)(12)	Medical Device	1,715,926 Common Stock Warrants		253	285
MacuLogix, Inc. (2)(12)	Medical Device	158,451 Preferred Stock Warrants		156	156
Mitralign, Inc. (2)(12)	Medical Device	64,190 Common Stock Warrants		52	1
NinePoint Medical, Inc. (2)(12)	Medical Device	29,102 Preferred Stock Warrants		33	—
ReShape Lifesciences Inc. (5)(12)	Medical Device	134 Common Stock Warrants		347	—
Tryton Medical, Inc. (2)(12)	Medical Device	122,362 Preferred Stock Warrants		15	13
VERO Biotech LLC (2)(12)	Medical Device	800 Common Stock Warrants		53	334
ViOptix, Inc. (12)	Medical Device	375,763 Preferred Stock Warrants		13	—
Total Non-Affiliate Warrants — Life Science				2,097	2,336
Non-Affiliate Warrants — Technology — 5.4% (8)
Audacy Corporation (2)(12)	Communications	1,017,173 Preferred Stock Warrants		194	195
Ekahau, Inc. (2)(12)	Communications	978,261 Preferred Stock Warrants		33	899
Intelepeer Holdings, Inc. (2)(12)	Communications	2,451,549 Preferred Stock Warrants		160	128
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	163
Additech, Inc. (2)(12)	Consumer-related Technologies	150,000 Preferred Stock Warrants		32	—
Gwynnie Bee, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	823
Le Tote, Inc. (2)(12)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	373
Rhapsody International Inc. (2)(12)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
IgnitionOne, Inc. (2)(12)	Internet and Media	262,910 Preferred Stock Warrants		672	666
Jump Ramp Games, Inc. (2)(12)	Internet and Media	159,766 Preferred Stock Warrants		32	8
Kixeye, Inc. (2)(12)	Internet and Media	791,251 Preferred Stock Warrants		75	62
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants		92	78
Verve Wireless, Inc. (2)(12)	Internet and Media	112,805 Common Stock Warrants		120	120

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value

The NanoSteel Company, Inc. (2)(12)	Materials	379,360 Preferred Stock Warrants		187	528
Powerhouse Dynamics, Inc. (2)(12)	Power Management	348,838 Preferred Stock Warrants		33	34
Avalanche Technology, Inc. (2)(12)	Semiconductors	202,602 Preferred Stock Warrants		101	38
Kaminario, Inc. (12)	Semiconductors	4,800,000 Preferred Stock Warrants		59	97
Luxtera, Inc.(2)(12)	Semiconductors	3,546,553 Preferred Stock Warrants		213	401
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants		80	430
Bolt Solutions Inc. (2)(12)	Software	202,892 Preferred Stock Warrants		113	106
Bridge2 Solutions, Inc. (2)(12)	Software	125,458 Common Stock Warrants		432	767
BSI Platform Holdings, LLC (2)(12)(13)	Software	137,500 Preferred Stock Warrants		19	19
Clarabridge, Inc. (12)	Software	53,486 Preferred Stock Warrants		14	106
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants		28	30
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		22	289
Metricly, Inc. (12)	Software	41,569 Common Stock Warrants		48	—
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	37
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants		118	117
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants		225	36
Skyword, Inc. (12)	Software	301,056 Preferred Stock Warrants		48	3
Sys-Tech Solutions, Inc. (2)(12)	Software	375,000 Preferred Stock Warrants		242	444
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants		42	—
xAd, Inc. (2)(12)	Software	4,343,350 Preferred Stock Warrants		177	299
Total Non-Affiliate Warrants — Technology				4,010	7,296
Non-Affiliate Warrants — Cleantech — 0.1% (8)
Renmatix, Inc. (2)(12)	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants		100	113
Total Non-Affiliate Warrants — Cleantech				168	113
Non-Affiliate Warrants — Healthcare information and services — 0.5% (8)
LifePrint Group, Inc. (2)(12)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants		42	—
Singulex, Inc. (12)	Other Healthcare	294,231 Preferred Stock Warrants		44	46
Verity Solutions Group, Inc. (12)	Other Healthcare	300,360 Preferred Stock Warrants		100	67
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		74	63
HealthEdge Software, Inc. (2)(12)	Software	205,481 Preferred Stock Warrants		83	72
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		60	216
Recondo Technology, Inc. (2)(12)	Software	556,796 Preferred Stock Warrants		95	215
Total Non-Affiliate Warrants — Healthcare information and services				527	681
Total Non-Affiliate Warrants				6,802	10,426

Non-Affiliate Other Investments — 5.7% (8)
Espero Pharmaceuticals, Inc. (12)	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		179	700
Vette Technology, LLC (12)	Data Storage	Royalty Agreement Due 4/18/2019		4,183	60
Triple Double Holdings, LLC (12)	Software	License Agreement		2,200	2,200
Total Non-Affiliate Other Investments				11,862	7,660

Non-Affiliate Equity — 0.9% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		238	671
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	127
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	27
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	83
Verve Wireless, Inc. (2)(12)	Internet and Media	100,598 Preferred Stock		225	225
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		74	74
TruSignal, Inc. (12)	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				743	1,248
Total Non-Affiliate Portfolio Investment Assets				$228,313	$227,813

Non-controlled Affiliate Investments — 5.6% (8)
Non-controlled Affiliate Debt Investments — Technology — 5.0% (8)
Decisyon, Inc. (12)	Software	Term Loan (14.408% cash (Libor + 12.308%; Floor	$1,523	$1,522	$1,449
		12.50%), 8.00% ETP, Due 12/1/20)
		Term Loan (14.408% cash (Libor + 12.308%; Floor	833	790	752
		12.50%), 8.00% ETP, Due 12/1/20)
		Term Loan (12.02% cash, Due 12/31/19)	250	250	238

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (12.03% cash, Due 12/31/19)	250	250	238
		Term Loan (12.24% cash, Due 12/31/19)	750	750	714
		Term Loan (13.08% cash, Due 12/31/19)	300	300	286
		Term Loan (13.10% cash, Due 12/31/19)	200	200	190
StereoVision Imaging, Inc. (12)	Software	Term Loan (9.13% PIK (Libor + 7.03%; Floor	3,200	2,798	2,798
		8.50%), 8.50% ETP, Due 9/1/21) (11)
Total Non-controlled Affiliate Debt Investments — Technology				6,860	6,665

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—

Non-controlled Affiliate Equity — Technology — 0.6% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (12)	Software	1,943,572 Common Stock		791	791
Total Non-controlled Affiliate Equity				976	866
Total Non-controlled Affiliate Portfolio Investment Assets				$7,882	$7,531

Controlled Affiliate Investments — 3.3% (8)
Controlled Affiliate Equity — Financial — 3.3% (8)
Horizon Secured Loan Fund I LLC (12)(14)	Investment funds			$4,413	$4,413
Total Controlled Affiliate Equity				4,413	4,413
Total Controlled Affiliate Portfolio Investment Assets				$4,413	$4,413

Total Portfolio Investment Assets — 178.3%(8)				$240,608	$239,757

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”) and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2018 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	As of September 30, 2018, 1.8% of the Company’s total investments on a cost and fair value basis are in non-qualifying assets. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature.

(12)	The fair value of the investment was valued using significant unobservable inputs.

(13)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

(14)	On June 1, 2018, the Company entered into an agreement with Arena Sunset SPV, LLC (“Arena”) to co-invest through Horizon Secured Loan Fund I (“HSLFI”), a joint venture, which is expected to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not believe it controls HSLFI for purposes of the 1940 Act or otherwise.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 161.8% (8)
Non-Affiliate Debt Investments — 148.4% (8)
Non-Affiliate Debt Investments — Life Science — 43.0% (8)
Palatin Technologies, Inc. (2)(5)(14)	Biotechnology	Term Loan (9.87% cash (Libor + 8.50%; Floor	$2,000	$1,980	$1,980
		9.00%), 5.00% ETP, Due 1/1/19)
		Term Loan (9.87% cash (Libor + 8.50%; Floor	3,167	3,139	3,139
		9.00%), 5.00% ETP, Due 8/1/19)
vTv Therapeutics Inc. (2)(5)(14)	Biotechnology	Term Loan (11.37% cash (Libor + 10.00%; Floor	6,250	6,196	6,196
		10.50%), 6.00% ETP, Due 5/1/20)
		Term Loan (11.37% cash (Libor + 10.00%; Floor	3,750	3,700	3,700
		10.50%), 6.00% ETP, Due 10/1/20)
Titan Pharmaceuticals, Inc. (2)(5)(14)	Drug Delivery	Term Loan (9.77% cash (Libor + 8.40%; Floor	3,500	3,400	3,400
		9.50%), 5.00% ETP, Due 6/1/21)
		Term Loan (9.77% cash (Libor + 8.40%; Floor	3,500	3,430	3,430
		9.50%), 5.00% ETP, Due 6/1/21)
Aerin Medical, Inc. (2)(14)	Medical Device	Term Loan (8.85% cash (Libor + 7.45%; Floor	4,000	3,876	3,876
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (8.85% cash (Libor + 7.45%; Floor	3,000	2,954	2,954
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (8.85% cash (Libor + 7.45%; Floor	3,000	2,954	2,954
		8.75%), 4.00% ETP, Due 1/1/22)
Conventus Orthopaedics, Inc. (2)(14)	Medical Device	Term Loan (9.49% cash (Libor + 8.00%; Floor	4,000	3,928	3,928
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (9.49% cash (Libor + 8.00%; Floor	4,000	3,928	3,928
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (9.49% cash (Libor + 8.00%; Floor	4,000	3,928	3,928
		9.25%), 6.00% ETP, Due 6/1/21)
Lantos Technologies, Inc. (2)(14)	Medical Device	Term Loan (11.87% PIK (Libor + 10.50%; Floor	2,479	2,466	2,466
		11.50%), 8.91% ETP, Due 5/1/19) (13)
Mederi Therapeutics, Inc. (2)(14)	Medical Device	Term Loan (13.01% cash (Libor + 11.82%; Floor	173	173	163
		12.00%), 6.00% ETP, Due 12/1/17)
		Term Loan (13.01% cash (Libor + 11.82%; Floor	173	173	163
		12.00%), 6.00% ETP, Due 12/1/17)
NinePoint Medical, Inc. (2)(14)	Medical Device	Term Loan (10.12% cash (Libor + 8.75%; Floor	2,667	2,645	2,645
		9.25%), 4.50% ETP, Due 3/1/19)
		Term Loan (10.12% cash (Libor + 8.75%; Floor	1,333	1,320	1,320
		9.25%), 4.50% ETP, Due 3/1/19)
VERO Biotech LLC (2)(14)	Medical Device	Term Loan (9.33% cash (Libor + 8.00%; Floor	4,000	3,914	3,914
		9.25%), 5.00% ETP, Due 1/1/22)
		Term Loan (9.33% cash (Libor + 8.00%; Floor	4,000	3,934	3,934
		9.25%), 5.00% ETP, Due 1/1/22)
Total Non-Affiliate Debt Investments — Life Science				58,038	58,018
Non-Affiliate Debt Investments — Technology — 99.1% (8)
Intelepeer Holdings, Inc. (14)	Communications	Term Loan (11.39% cash (Libor + 9.95%; Floor	4,000	3,888	3,888
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (11.39% cash (Libor + 9.95%; Floor	4,000	3,927	3,927
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (11.39% cash (Libor + 9.95%; Floor	4,000	3,927	3,927
		11.25%), 2.50% ETP, Due 7/1/21)
PebblePost, Inc. (2)(14)	Communications	Term Loan (10.63% cash (Libor + 9.26%; Floor	4,000	3,874	3,874
		10.25%), 4.00% ETP, Due 7/1/21)
		Term Loan (10.63% cash (Libor + 9.26%; Floor	4,000	3,933	3,933
		10.25%), 4.00% ETP, Due 7/1/21)
Le Tote, Inc. (2)(14)	Consumer-related Technologies	Term Loan (11.02% cash (Libor + 9.65%; Floor	4,000	3,960	3,960
		10.15%), 5.00% ETP, Due 3/1/20)
		Term Loan (11.02% cash (Libor + 9.65%; Floor	3,000	2,969	2,969
		10.15%), 5.00% ETP, Due 3/1/20)
SavingStar, Inc. (2)(14)	Consumer-related Technologies	Term Loan (11.77% cash (Libor + 10.40%; Floor	2,167	2,140	2,140
		10.90%), 4.25% ETP, Due 6/1/20)
		Term Loan (11.77% cash (Libor + 10.40%; Floor	1,911	1,849	1,849
		10.90%), 3.80% ETP, Due 11/1/20)
IgnitionOne, Inc. (2)(14)	Internet and Media	Term Loan (11.60% cash (Libor + 10.23%; Floor	3,000	2,832	2,832

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.60% cash (Libor + 10.23%; Floor	3,000	2,832	2,832
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.60% cash (Libor + 10.23%; Floor	3,000	2,832	2,832
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (11.60% cash (Libor + 10.23%; Floor	3,000	2,832	2,832
		10.23%), 2.00% ETP, Due 4/1/22)
Jump Ramp Games, Inc. (2)(14)	Internet and Media	Term Loan (11.10% cash (Libor + 9.73%),	4,000	3,942	3,942
		3.00% ETP, Due 4/1/21)
Kixeye, Inc. (2)(14)	Internet and Media	Term Loan (10.97% cash (Libor + 9.60%; Floor	3,000	2,900	2,900
		10.75%), 2.00% ETP, Due 9/1/21)
		Term Loan (10.97% cash (Libor + 9.60%; Floor	3,000	2,945	2,945
		10.75%), 2.00% ETP, Due 9/1/21)
MediaBrix, Inc. (2)(14)	Internet and Media	Term Loan (12.37% cash (Libor + 11.00%; Floor	4,000	3,977	3,977
		11.50%), 3.00% ETP, Due 1/1/20)
Rocket Lawyer Incorporated (2)(14)	Internet and Media	Term Loan (10.77% cash (Libor + 9.40%; Floor	4,000	3,933	3,933
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (10.77% cash (Libor + 9.40%; Floor	4,000	3,933	3,933
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (10.77% cash (Libor + 9.40%; Floor	2,000	1,963	1,963
		10.50%), 3.00% ETP, Due 11/1/21)
Zinio Holdings, LLC (2)(14)	Internet and Media	Term Loan (12.62% cash (Libor + 11.25%; Floor	4,000	3,978	3,978
		11.75%), 6.00% ETP, Due 2/1/20)
The NanoSteel Company, Inc. (2)(14)	Materials	Term Loan (10.87% cash (Libor + 9.50%; Floor	4,653	4,578	4,578
		10.00%), 7.20% ETP, Due 1/1/20)
		Term Loan (10.87% cash (Libor + 9.50%; Floor	2,327	2,289	2,289
		10.00%), 6.45% ETP, Due 1/1/20)
		Term Loan (10.87% cash (Libor + 9.50%; Floor	2,500	2,457	2,457
		10.00%), 5.85% ETP, Due 3/1/20)
Powerhouse Dynamics, Inc. (2)(14)	Power Management	Term Loan (12.07% cash (Libor + 10.70%; Floor	1,250	1,234	1,234
		11.20%), 3.00% ETP, Due 3/1/19)
Luxtera, Inc. (14)	Semiconductors	Term Loan (11.25% cash (Prime + 6.75%),	2,000	1,902	1,902
		Due 3/28/20)
		Term Loan (11.25% cash (Prime + 6.75%),	1,500	1,443	1,443
		Due 3/28/20)
Bridge2 Solutions, LLC. (2)(14)	Software	Term Loan (10.62% cash (Libor + 9.25%; Floor	5,000	4,777	4,777
		10.50%), 2.00% ETP, Due 11/1/21)
		Term Loan (10.62% cash (Libor + 9.25%; Floor	5,000	4,777	4,777
		10.50%), 2.00% ETP, Due 11/1/21)
Digital Signal Corporation (11)(12)(14)	Software	Term Loan (11.62% cash (Libor + 10.25%; Floor	1,290	1,256	1,210
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (11.62% cash (Libor + 10.25%; Floor	1,290	1,256	1,210
		10.43%), 5.00% ETP, Due 7/1/19)
		Term Loan (10.00% cash, Due 12/31/17)	501	501	483
Education Elements, Inc. (2)(14)	Software	Term Loan (11.37% cash (Libor + 10.00%; Floor	800	789	789
		10.50%), 4.00% ETP, Due 1/1/19)
		Term Loan (11.37% cash (Libor + 10.00%; Floor	950	937	937
		10.50%), 4.00% ETP, Due 8/1/19)
Metricly, Inc. (14)	Software	Term Loan (13.62% cash (Libor + 12.25%; Floor	184	184	184
		12.50%), 3.33% ETP, Due 9/1/18)
ShopKeep.com, Inc. (2)(14)	Software	Term Loan (11.32% cash (Libor + 9.95%; Floor	6,000	5,897	5,897
		10.45%), 4.08% ETP, Due 10/1/20)
		Term Loan (11.32% cash (Libor + 9.95%; Floor	4,000	3,924	3,924
		10.45%), 3.55% ETP, Due 2/1/21)
SIGNiX, Inc. (14)	Software	Term Loan (12.37% cash (Libor + 11.00%; Floor	2,180	2,073	1,930
		11.50%), 5.33% ETP, Due 2/1/20)
SilkRoad Technology, Inc. (2)(14)	Software	Term Loan (11.72% cash (Libor + 10.35%; Floor	7,000	6,904	6,904
		10.85%; Ceiling 12.85%), 5.00% ETP, Due 6/1/20)
Weblinc Corporation (2)(14)	Software	Term Loan (11.62% cash (Libor + 10.25%; Floor	3,000	2,913	2,913
		11.25%), 3.00% ETP, Due 3/1/21)
xAd, Inc. (2)(14)	Software	Term Loan (10.07% cash (Libor + 8.70%; Floor	5,000	4,895	4,895
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.07% cash (Libor + 8.70%; Floor	5,000	4,895	4,895
		10.00%), 4.75% ETP, Due 11/1/21)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (10.07% cash (Libor + 8.70%; Floor	3,000	2,937	2,937
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (10.07% cash (Libor + 8.70%; Floor	2,000	1,958	1,958
		10.00%), 4.75% ETP, Due 11/1/21)
Total Non-Affiliate Debt Investments — Technology				134,142	133,889
Non-Affiliate Debt Investments — Healthcare information and services — 6.3% (8)
HealthEdge Software, Inc. (2)(14)	Software	Term Loan (9.62% cash (Libor + 8.25%;	5,000	4,819	4,819
		Floor 9.25%), 3.00% ETP, Due 7/1/22)
		Term Loan (9.68% cash (Libor + 8.25%;	3,750	3,693	3,693
		Floor 9.25%), 3.00% ETP, Due 1/1/23)
Total Non-Affiliate Debt Investments — Healthcare information and services				8,512	8,512
Total Non- Affiliate Debt Investments				200,692	200,419

Non-Affiliate Warrant Investments — 6.7% (8)
Non-Affiliate Warrants — Life Science — 1.6% (8)
ACT Biotech Corporation (14)	Biotechnology	604,038 Preferred Stock Warrants		60	—
Alpine Immune Sciences, Inc. (5)(14)	Biotechnology	4,634 Common Stock Warrants		122	—
Argos Therapeutics, Inc. (2)(5)(14)	Biotechnology	73,112 Common Stock Warrants		33	—
Celsion Corporation (5)(14)	Biotechnology	408 Common Stock Warrants		15	—
Rocket Pharmaceuticals Corporation (5)(14)	Biotechnology	7,051 Common Stock Warrants		17	—
Palatin Technologies, Inc. (2)(5)(14)	Biotechnology	608,058 Common Stock Warrants		51	82
Revance Therapeutics, Inc. (5)(14)	Biotechnology	34,113 Common Stock Warrants		68	729
Sample6, Inc. (2)(14)	Biotechnology	661,956 Preferred Stock Warrants		53	25
Strongbridge U.S. Inc. (5)(14)	Biotechnology	160,714 Common Stock Warrants		72	794
Sunesis Pharmaceuticals, Inc. (5)(14)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)(14)	Biotechnology	95,293 Common Stock Warrants		44	82
Titan Pharmaceuticals, Inc. (2)(5)(14)	Drug Delivery	280,612 Common Stock Warrants		88	30
AccuVein Inc. (2)(14)	Medical Device	75,769 Preferred Stock Warrants		24	27
Aerin Medical, Inc. (2)(14)	Medical Device	1,818,182 Preferred Stock Warrants		66	66
Conventus Orthopaedics, Inc. (2)(14)	Medical Device	720,000 Preferred Stock Warrants		95	95
IntegenX, Inc. (2)(14)	Medical Device	170,646 Preferred Stock Warrants		35	32
Lantos Technologies, Inc. (2)(14)	Medical Device	471,979 Common Stock Warrants		39	145
Mederi Therapeutics, Inc. (2)(14)	Medical Device	248,736 Preferred Stock Warrants		26	—
Mitralign, Inc. (2)(14)	Medical Device	64,190 Common Stock Warrants		52	1
NinePoint Medical, Inc. (2)(14)	Medical Device	29,102 Preferred Stock Warrants		33	2
OraMetrix, Inc. (2)(14)	Medical Device	812,348 Preferred Stock Warrants		78	—
ReShape Lifesciences Inc. (5)(14)	Medical Device	134 Common Stock Warrants		347	—
Tryton Medical, Inc. (2)(14)	Medical Device	122,362 Preferred Stock Warrants		15	12
VERO Biotech LLC (2)(14)	Medical Device	800,000 Common Stock Warrants		53	53
ViOptix, Inc. (14)	Medical Device	375,763 Preferred Stock Warrants		13	—
Total Non-Affiliate Warrants — Life Science				1,504	2,175
Non-Affiliate Warrants — Technology — 4.6% (8)
Ekahau, Inc. (2)(14)	Communications	978,261 Preferred Stock Warrants		32	22
Intelepeer Holdings, Inc. (14)	Communications	2,256,549 Preferred Stock Warrants		149	110
PebblePost, Inc. (2)(14)	Communications	598,850 Preferred Stock Warrants		92	92
Additech, Inc. (2)(14)	Consumer-related Technologies	150,000 Preferred Stock Warrants		33	31
Gwynnie Bee, Inc. (2)(14)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	816
Le Tote, Inc. (2)(14)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	363
Rhapsody International Inc. (2)(14)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
SavingStar, Inc. (2)(14)	Consumer-related Technologies	850,439 Preferred Stock Warrants		104	103
IgnitionOne, Inc. (2)(14)	Internet and Media	262,910 Preferred Stock Warrants		672	668
Jump Ramp Games, Inc. (2)(14)	Internet and Media	159,766 Preferred Stock Warrants		31	31
Kixeye, Inc. (2)(14)	Internet and Media	791,251 Preferred Stock Warrants		75	74
Rocket Lawyer Incorporated (2)(14)	Internet and Media	261,721 Preferred Stock Warrants		91	91
The NanoSteel Company, Inc. (2)(14)	Materials	379,360 Preferred Stock Warrants		187	448
Nanocomp Technologies, Inc. (2)(14)	Networking	1,440,489 Preferred Stock Warrants		67	—
Powerhouse Dynamics, Inc. (2)(14)	Power Management	290,698 Preferred Stock Warrants		28	26
Avalanche Technology, Inc. (2)(14)	Semiconductors	202,602 Preferred Stock Warrants		101	40
eASIC Corporation (2)(14)	Semiconductors	40,445 Preferred Stock Warrants		25	28
Kaminario, Inc.(14)	Semiconductors	1,087,203 Preferred Stock Warrants		59	44
Luxtera, Inc.(2)(14)	Semiconductors	3,546,553 Preferred Stock Warrants		213	361

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Soraa, Inc. (2)(14)	Semiconductors	203,616 Preferred Stock Warrants		80	438
Bolt Solutions Inc. (2)(14)	Software	202,892 Preferred Stock Warrants		113	99
Bridge2 Solutions, Inc. (2)(14)	Software	125,458 Common Stock Warrants		433	760
Clarabridge, Inc. (14)	Software	53,486 Preferred Stock Warrants		14	82
Digital Signal Corporation (14)	Software	125,116 Common Stock Warrants		32	—
Education Elements, Inc. (2)(14)	Software	238,121 Preferred Stock Warrants		28	28
Lotame Solutions, Inc. (2)(14)	Software	288,115 Preferred Stock Warrants		22	281
Metricly, Inc. (14)	Software	41,569 Common Stock Warrants		48	—
Riv Data Corp. (2)(14)	Software	321,428 Preferred Stock Warrants		12	38
ShopKeep.com, Inc. (2)(14)	Software	193,962 Preferred Stock Warrants		118	138
SIGNiX, Inc. (14)	Software	133,560 Preferred Stock Warrants		225	109
Skyword, Inc. (14)	Software	301,056 Preferred Stock Warrants		48	32
SpringCM, Inc. (2)(14)	Software	2,385,686 Preferred Stock Warrants		55	132
Sys-Tech Solutions, Inc. (14)	Software	375,000 Preferred Stock Warrants		242	464
Visage Mobile, Inc. (14)	Software	1,692,047 Preferred Stock Warrants		19	2
Weblinc Corporation (2)(14)	Software	195,122 Preferred Stock Warrants		42	42
xAd, Inc. (2)(14)	Software	4,343,350 Preferred Stock Warrants		177	177
Total Non-Affiliate Warrants — Technology				3,962	6,170
Non-Affiliate Warrants — Cleantech — 0.1% (8)
Renmatix, Inc. (14)	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)(14)	Energy Efficiency	804,604 Preferred Stock Warrants		100	117
Total Non-Affiliate Warrants — Cleantech				168	117
Non-Affiliate Warrants — Healthcare information and services — 0.4% (8)
LifePrint Group, Inc. (2)(14)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)(14)	Diagnostics	3,156 Common Stock Warrants		54	—
Singulex, Inc. (14)	Other Healthcare	294,231 Preferred Stock Warrants		44	44
Verity Solutions Group, Inc. (14)	Other Healthcare	300,360 Preferred Stock Warrants		100	62
Watermark Medical, Inc. (2)(14)	Other Healthcare	27,373 Preferred Stock Warrants		74	59
HealthEdge Software, Inc. (2)(14)	Software	110,644 Preferred Stock Warrants		46	46
Medsphere Systems Corporation (2)(14)	Software	7,097,792 Preferred Stock Warrants		60	208
Recondo Technology, Inc. (2)(14)	Software	556,796 Preferred Stock Warrants		95	207
Total Non-Affiliate Warrants — Healthcare information and services				502	628
Total Non-Affiliate Warrants				6,136	9,090

Non-Affiliate Other Investments — 5.7% (8)
Espero Pharmaceuticals, Inc. (14)	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc. (14)	Medical Device	Royalty Agreement		305	700
Vette Technology, LLC (14)	Data Storage	Royalty Agreement Due 4/18/2019		4,226	100
Triple Double Holdings, LLC (14)	Software	License Agreement		2,200	2,200
Total Non-Affiliate Other Investments				12,031	7,700

Non-Affiliate Equity — 1.0% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		238	1,035
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	183
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	49
SnagAJob.com, Inc. (14)	Consumer-related Technologies	82,974 Common Stock		9	83
TruSignal, Inc. (14)	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				444	1,391
Total Non-Affiliate Portfolio Investment Assets				$219,303	$218,600

Affiliate Investments — 2.6% (8)
Affiliate Debt Investments — Technology — 2.5% (8)
Decisyon, Inc. (14)	Software	Term Loan (13.678% cash (Libor + 12.308%; Floor	$1,523	$1,522	$1,449
		12.50%), 8.00% ETP, Due 1/1/20)
		Term Loan (13.678% cash (Libor + 12.308%; Floor	833	771	735
		12.50%), 8.00% ETP, Due 1/1/20)
		Term Loan (12.02% PIK, Due 4/15/19) (13)	250	250	238
		Term Loan (12.03% PIK, Due 4/15/19) (13)	250	250	238
		Term Loan (12.24% PIK, Due 4/15/19) (13)	750	750	714
Total Affiliate Debt Investments — Technology				3,543	3,374

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2017

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (14)	Software	82,967 Common Stock Warrants		46	—
Total Affiliate Warrants — Technology				46	—

Affiliate Equity — Technology — 0.1% (8)
Decisyon, Inc. (14)	Software	45,365,936 Common Stock		185	125
Total Affiliate Equity				185	125
Total Affiliate Portfolio Investment Assets				$3,774	$3,499

Total Portfolio Investment Assets — 164.4%(8)				$223,077	$222,099

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All non-affiliate investments are investments in which the Company owns less than 5% ownership of the voting securities of the portfolio company. All affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company.

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at fixed rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2017 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act as of December 31, 2017. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(13)	Debt investment has a PIK feature.

(14)	The fair value of the investment was valued using significant unobservable inputs.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2018, there were no debt investments on non-accrual status. As of December 31, 2017, there was one investment on non-accrual status with a cost of $3.0 million and a fair value of $2.9 million. For the three and nine months ended September 30, 2018, the Company did not recognize any interest income from debt investments on non-accrual status. For the three and nine months ended September 30, 2017, the Company recognized $0.1 million in interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended September 30, 2018 and 2017 was 7.6% and 4.8%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2018 and 2017 was 7.3% and 6.6%, respectively.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended September, 30, 2018, HSLFI distributed $0.1 million as dividend income to the Company. For the period June 1, 2018 (the commencement of HSLFI’s operations) through September 30, 2018, HSLFI distributed $0.1 million as dividend income to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of September 30, 2018 and December 31, 2017 was $2.3 million and $2.1 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of September 30, 2018 and December 31, 2017 were $2.3 million and $1.8 million, respectively. The amortization expense for the three months ended September 30, 2018 and 2017 was $0.1 million. The amortization expense for the nine months ended September 30, 2018 and 2017 was $0.4 million.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2018 and 2017, there was no U.S. federal excise tax recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2018 and December 31, 2017. The Company’s income tax returns for the 2017, 2016 and 2015 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On April 27, 2018, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2019 or the repurchase of $5.0 million of the Company’s common stock. During the three and nine months ended September 30, 2018, the Company did not make any repurchases of its common stock. During the three and nine months ended September 30, 2017, the Company repurchased 5,923 shares of its common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. From the inception of the stock repurchase program through September 30, 2018, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Note 3.  Related party transactions

Investment Management Agreement

The Investment Management Agreement was reapproved by the Board on July 27, 2018. On October 30, 2018, the shareholders, at a special meeting of the stockholders, approved a new Investment Management Agreement to replace the existing Investment Management Agreement which was terminated due to a change of control of the Advisor. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The base management fee is calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. From and after October 31, 2018, the first date on which the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act apply to the Company, the base management fee will be calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage; provided, that, to the extent the Company’s gross assets (less cash and cash equivalents) exceed $250 million, the base management fee on the amount of such excess over $250 million will be calculated at an annual rate of 1.60% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. The base management fee is payable monthly in arrears and is prorated for any partial month.

The base management fee payable at September 30, 2018 and December 31, 2017 was $0.4 million. The base management fee expense was $1.2 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively. The base management fee expense was $3.4 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively.

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

On March 6, 2018, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees will not be subject to recoupment. During the three and nine months ended September 30, 2018, the Advisor waived performance based incentive fees of $0.4 million and $0.6 million, respectively, which the Advisor would have otherwise earned.

The net performance based incentive fee expense was $0.9 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended September 30, 2017, which resulted in $0.6 million of reduced expense and additional net investment income. The net performance based incentive fee expense was $2.2 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the nine months ended September 30, 2017, which resulted in $1.3 million of reduced expense and additional net investment income. The performance based incentive fee payable as of September 30, 2018 and December 31, 2017 was $0.9 million and $0.5 million, respectively. The entire incentive fee payable as of September 30, 2018 and December 31, 2017 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.2 million for the three months ended September 30, 2018 and 2017. The administrative fee expense was $0.5 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.  Investments

The following table shows the Company’s investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$215,766	$215,144	$204,235	$203,793
Warrants	6,848	10,426	6,182	9,090
Other	11,862	7,660	12,031	7,700
Equity	1,719	2,114	629	1,516
Equity interest in HSLFI	4,413	4,413	—	—
Total investments	$240,608	$239,757	$223,077	$222,099

The following table shows the Company’s investments by industry sector as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$33,913	$34,194	$21,249	$22,694
Drug Delivery	1,579	1,484	6,918	6,860
Medical Device	43,720	44,125	37,374	37,306
Technology
Communications	27,083	27,989	19,823	19,773
Consumer-Related	336	1,279	11,359	12,314
Data Storage	4,183	60	4,226	100
Internet and Media	38,692	38,530	39,768	39,763
Materials	8,266	8,607	9,511	9,772
Networking	—	—	66	—
Power Management	715	716	1,262	1,260
Semiconductors	3,849	4,362	3,823	4,256
Software	49,734	49,774	58,516	58,744
Cleantech
Alternative Energy	68	—	68	—
Energy Efficiency	100	113	100	117
Healthcare Information and Services
Diagnostics	71	2	83	2
Other	218	176	218	165
Software	23,668	23,933	8,713	8,973
Investment funds
HSLFI	4,413	4,413	—	—
Total investments	$240,608	$239,757	$223,077	$222,099

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Horizon Secured Loan Fund I LLC

On June, 1 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either the Company or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value using the same valuation methodology as described in Note 6. As of September 30, 2018, HSLFI had total assets of $9.8 million. As of September 30, 2018, HSLFI had no investments on non-accrual status. As of September 30, 2018, HSLFI’s portfolio consisted of debt investments in one portfolio company. HSLFI invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital (in the form of cash or securities in portfolio companies) to HSLFI in exchange for limited liability company equity interests in HSLFI. As of September 30, 2018, the Company and Arena each owned 50.0% of the equity interests of HSLFI. The Company’s investment in HSLFI consisted of an equity contribution of $4.3 million as of September 30, 2018. As of September 30, 2018, the Company had commitments to fund equity interests in HSLFI of $25.0 million, of which $20.7 million was unfunded.

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

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and the Company, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement with several entities owned or affiliated with New York Life Insurance Company (“Noteholders”) for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement has an investment period that ends on June 1, 2020, if not extended, followed by a five year amortization period and a scheduled final payment date of June 10, 2025, subject to any extension of the investment period. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of the notes at the time the amount is borrowed. There were no advances made by the Noteholders as of September 30, 2018.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows HSLFI’s individual investments as of September 30, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value (6)
		(Dollars in thousands)
Debt Investments — Technology
New Signature US, Inc. (7)	Software	Term Loan (10.60% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/21)	$8,250	$8,089	$8,089
Total Debt Investments — Technology				8,089	8,089

Warrant Investments — Technology
BSI Platform Holdings, LLC (7)	Software	412,500 Preferred Stock Warrants		57	58
Total Warrant Investments — Technology				57	58

Total Portfolio Investment Assets				$8,146	$8,147

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2018 is provided.

(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.

(4)	Warrants are non-income producing.

(5)	For debt investments, represents principal balance less unearned income.

(6)	The fair value of the investment was valued using significant unobservable inputs.

(7)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following table provides HSLFI’s unfunded commitments by portfolio company as of September 30, 2018:

	September 30, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
New Signature US, Inc.	$3,000	$30
Total	$3,000	$30

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables show certain summarized financial information for HSLFI as of September 30, 2018 and for the three months ended September 30, 2018 and for the period June 1, 2018 through September 30, 2018:

September 30, 2018
(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $8,146)	$8,147
Cash and cash equivalents	236
Other assets	1,448
Total assets	$9,831

Other liabilities	$1,112
Total liabilities	1,112

Members’ equity	8,719
Total liabilities and members’ equity	$9,831

	For the three months ended,	For the period June 1, 2018 through
	September 30, 2018	September 30, 2018
	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$250	$255
Total expenses	$68	$90
Net investment income	$182	$165
Net unrealized appreciation on investments	$1	$1
Net increase in net assets resulting from operations	$183	$166

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.  Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities. Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2018 were as follows:

			Nine months ended September 30, 2018
Portfolio Company	Fair value at December 31, 2017	Purchases	Sales	Transfers in/(out) at fair value	Discount accretion	Net unrealized gain/(loss)	Fair value at September 30, 2018	Net realized gain/(loss)	Interest income
	(In thousands)
Decisyon, Inc.	$1,449	$—	$—	$—	$—	$—	$1,449	$—	$203
	735	—	—	—	18	(1)	752	—	124
	238	—	—	—	—	—	238	—	27
	238	—	—	—	—	—	238	—	27
	714	—	—	—	—	—	714	—	80
	—	300	—	—	—	(14)	286	—	10
	—	200	—	—	—	(10)	190	—	2
	125	—	—	—	—	(50)	75	—	—
StereoVision, Inc.	—	2,798	—	—	—	—	2,798	—	55
	—	791	—	—	—	—	791	—	—
Total Non-controlled Affiliates	$3,499	$4,089	$—	$—	$18	$(75)	$7,531	$—	$528

Transactions related to investments in affiliated companies for the year ended December 31, 2017 were as follows:

			Year ended December 31, 2017
Portfolio Company	Fair value at December 31, 2016	Purchases	Sales	Transfers in at fair value	Discount accretion	Net unrealized gain (loss)	Fair value at December 31, 2017	Net realized gain (loss)	Interest income
	(In thousands)
Decisyon, Inc. (1)	$—	$—	$—	$1,440	$—	$9	$1,449	$—	$122
	—	—	—	715	16	4	735	—	63
	—	—	—	237	—	1	238	—	8
	—	—	—	237	—	1	238	—	8
	—	750	—	—	—	(36)	714	—	24
	—	—	—	125	—	—	125	—	—
Total Non-controlled Affiliates	$—	$750	$—	$2,754	$16	$(21)	$3,499	$—	$225

(1)	During the year ended December 31, 2017, the Company's ownership in the portfolio company increased to five percent of the portfolio company's voting securities.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the nine months ended September 30, 2018 were as follows:

			Nine months ended September 30, 2018
Portfolio Company	Fair value at December 31, 2017	Purchases	Sales	Transfers in/(out) at fair value	Discount accretion	Net unrealized gain/(loss)	Fair value at September 30, 2018	Net realized gain/(loss)	Dividend income
	(In thousands)
HSLFI(1)	$—	$4,413	$—	$—	$—	$—	$4,413	$—	$83
Total Controlled Affiliates	$—	$4,413	$—	$—	$—	$—	$4,413	$—	$83

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in HSLFI in the form of LLC equity interests as HSLFI makes investments, and all portfolio and other material decisions regarding HSLFI must be submitted to HSLFI’s board of managers which is comprised of an equal number of managers appointed by each of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does not believe it controls HSLFI for purposes of the 1940 Act or otherwise.

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

Debt investments:  The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At September 30, 2018 and December 31, 2017, the hypothetical market yields used ranged from 10% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2018:

September 30, 2018
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average
(Dollars in thousands, except per share data)
Debt investments	$215,144	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 25%	13%

Warrant investments	8,481	Black-Scholes Valuation Model	Price Per Share	$0.00 – $980.00	$42.05
			Average Industry Volatility	20%	20%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	899	Estimated Proceeds	Price Per Share	$0.92	$0.92

Other investments	7,660	Multiple Probability Weighted Cash Flow Model	Discount Rate	18% – 25%	18%
			Probability Weighting	0% – 100%	36%

Equity investments	1,289	Last Equity Financing	Price Per Share	$0.00 – $2.24	$0.80
Total Level 3 investments	$233,473

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

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2018, the closing price of the 2022 Notes on the New York Stock Exchange was $25.52 per note, or $38.2 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$215,144	$215,144
Warrant investments	—	1,046	9,380	10,426
Other investments	—	—	7,660	7,660
Equity investments	825	—	1,289	2,114
Equity interest in HSLFI(1)	—	—	—	4,413
Total investments	$825	$1,046	$233,473	$239,757

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$203,793	$203,793
Warrant investments	—	1,717	7,373	9,090
Other investments	—	—	7,700	7,700
Equity investments	1,267	—	249	1,516
Total investments	$1,267	$1,717	$219,115	$222,099

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$203,459	$7,729	$1,215	$7,700	$220,103
Purchase of investments	24,200	—	—	—	24,200
Warrants and equity received and classified as Level 3	—	618	74	—	692
Principal payments received on investments	(12,168)	—	—	(33)	(12,201)
Proceeds from sale of investments	(3)	(291)	—	—	(294)
Net realized (loss) gain on investments	(17)	82	—	—	65
Unrealized (depreciation) appreciation included in earnings	(20)	1,242	—	(7)	1,215
Other	(307)	—	—	—	(307)
Level 3 assets, end of period	$215,144	$9,380	$1,289	$7,660	$233,473

The Company’s transfers between levels are recognized at the end of each reporting period. During the three months ended September 30 2018, there were no transfers between levels.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$203,793	$7,373	$249	$7,700	$219,115
Purchase of investments	62,246	—	—	—	62,246
Warrants and equity received and classified as Level 3	—	1,030	1,090	—	2,120
Principal payments received on investments	(46,334)	—	—	(169)	(46,503)
Proceeds from sale of investments	(3,064)	(296)	—	—	(3,360)
Net realized loss on investments	(32)	(205)	—	—	(237)
Unrealized (depreciation) appreciation included in earnings	(180)	1,478	(50)	129	1,377
Other	(1,285)	—	—	—	(1,285)
Level 3 assets, end of period	$215,144	$9,380	$1,289	$7,660	$233,473

The Company’s transfers between levels are recognized at the end of each reporting period. During the nine months ended September 30 2018, there were no transfers between levels.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2018 includes $0.2 million in unrealized depreciation on debt and other investments, $1.3 million in unrealized appreciation on warrant investments and $0.05 million in unrealized depreciation on equity investments.

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

As of September 30, 2018 and December 31, 2017, all of the balances of the Company’s financial instruments were recorded at fair value, except for the Company’s 2022 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.  Borrowings

The following table shows the Company’s borrowings as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$100,000	$76,000	$24,000	$95,000	$58,000	$37,000
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	137,375	113,375	24,000	132,375	95,375	37,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,091)	—	—	(1,300)	—
Total borrowings outstanding, net	$137,375	$112,284	$24,000	$132,375	$94,075	$37,000

Currently, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings. As of September 30, 2018, the Company’s asset coverage for borrowed amounts was 219%.

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act as part of an omnibus spending bill, which, among other things, amends the 1940 Act to reduce the minimum required asset coverage applicable to BDCs under the 1940 Act from 200% to 150% if certain approval and disclosure requirements are met. Before such reduced asset coverage requirement can apply to the Company, such reduced asset coverage requirement must be approved by either (a) a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board, in which case such reduced asset coverage requirement would take effect on the first anniversary of the date of such Board approval, or (b) a majority of votes cast by the stockholders of the Company at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirement shall take effect on the day after such approval. On June 7, 2018, a “required majority” of the Board approved the reduced asset coverage requirements and separately recommended that the Company’s stockholders approve the reduced asset coverage requirements at a special meeting of the Company’s stockholders. The Company held a special meeting on October 30, 2018 during which the reduced asset coverage requirements were approved by stockholders. The reduced asset coverage requirements take effect October 31, 2018.

The Company entered into the Key Facility with Key effective November 4, 2013. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $100 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a revolving period that extends to April 6, 2021, followed by a two-year amortization period and is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 2.26% and 1.56% on September 30, 2018 and December 31, 2017, respectively. The average interest rate for the three months ended September 30, 2018 and 2017 was 5.34% and 4.48%, respectively. The average interest rate for the nine months ended September 30, 2018 and 2017 was 5.12% and 4.26%, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually. As of September 30, 2018 and December 31, 2017, the Company had borrowing capacity under the Key Facility of $24.0 million and $37.0 million, respectively. At September 30, 2018 and December 31, 2017, $14.2 million and $23.6 million, respectively, was available, subject to existing terms and advance rates.

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

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2018, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

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

The balance of unfunded commitments to extend credit was $35.0 million and $33.3 million as of September 30, 2018 and December 31, 2017, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2018:

	September 30, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Aerin Medical, Inc.	$5,000	$63
CSA Medical, Inc.	9,000	104
Espero Biopharma, Inc.	10,000	100
HealthEdge Software, Inc.	3,750	37
MacuLogix, Inc.	3,750	90
New Signature US, Inc.(1)	2,500	10
StereoVision Imaging, Inc.	1,000	—
Total	$35,000	$404

(1)	Includes the Company’s portion of HSLFI’s commitment.

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2018, which totaled $0.4 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 32% and 29% of total debt investments outstanding as of September 30, 2018 and December 31, 2017, respectively. No single debt investment represented more than 10% of the total debt investments as of September 30, 2018 and December 31, 2017. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 31% and 26% of total interest and fee income on investments for the three months ended September 30, 2018 and 2017, respectively. Interest income from the five largest debt investments accounted for 31% and 22% of total interest and fee income on investments for the nine months ended September 30, 2018 and 2017, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2018 and for the years ended December 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Nine Months Ended September 30, 2018
7/27/18	11/19/18	12/14/18	$0.10	$—	—	$—
7/27/18	10/18/18	11/15/18	0.10	—	—	—
7/27/18	9/18/18	10/16/18	0.10	1,138	1,253	15
4/27/18	8/17/18	9/14/18	0.10	1,139	1,212	14
4/27/18	7/19/18	8/15/18	0.10	1,139	1,202	14
4/27/18	6/19/18	7/17/18	0.10	1,140	1,221	13
3/1/18	5/17/18	6/15/18	0.10	1,140	1,271	13
3/1/18	4/19/18	5/15/18	0.10	1,140	1,287	13
3/1/18	3/19/18	4/17/18	0.10	1,139	1,255	13
			$0.90	$7,975	8,701	$95
Year Ended December 31, 2017
10/27/17	2/21/18	3/15/18	$0.10	$1,138	1,241	$14
10/27/17	1/22/18	2/15/18	0.10	1,139	1,185	13
10/27/17	12/20/17	1/17/18	0.10	1,139	1,119	13
7/28/17	11/20/17	12/15/17	0.10	1,139	1,227	13
7/28/17	10/19/17	11/15/17	0.10	1,139	1,195	13
7/28/17	9/20/17	10/16/17	0.10	1,138	1,205	14
4/27/17	8/18/17	9/15/17	0.10	1,140	1,199	13
4/27/17	7/20/17	8/15/17	0.10	1,140	1,159	12
4/27/17	6/20/17	7/14/17	0.10	1,138	1,164	13
3/3/17	5/19/17	6/15/17	0.10	1,137	1,202	14
3/3/17	4/21/17	5/16/17	0.10	1,137	1,287	15
3/3/17	3/20/17	4/18/17	0.10	1,134	1,510	18
			$1.20	$13,658	14,693	$165
Year Ended December 31, 2016
10/28/16	2/22/17	3/15/17	$0.10	$1,134	1,665	$16
10/28/16	1/19/17	2/15/17	0.10	1,133	1,542	17
10/28/16	12/20/16	1/13/17	0.10	1,137	1,550	16
7/29/16	11/18/16	12/15/16	0.115	1,308	1,712	19
7/29/16	10/20/16	11/15/16	0.115	1,308	1,896	21
7/29/16	9/20/16	10/17/16	0.115	1,305	1,716	22
4/28/16	8/19/16	9/15/16	0.115	1,307	1,535	21
4/28/16	7/20/16	8/15/16	0.115	1,302	1,842	25
4/28/16	6/20/16	7/15/16	0.115	1,305	1,734	23
3/3/16	5/19/16	6/15/16	0.115	1,305	1,898	23
3/3/16	4/20/16	5/16/16	0.115	1,283	3,821	44
3/3/16	3/18/16	4/15/16	0.115	1,306	1,840	21
			$1.335	$15,133	22,751	$268

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On October 26, 2018, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
February 19, 2019	February 20, 2019	March 15, 2019	$0.10
January 16, 2019	January 17, 2019	February 15, 2019	$0.10
December 17, 2018	December 18, 2018	January 15, 2019	$0.10

After paying distributions of $0.30 per share and earning $0.30 per share for the quarter, the Company’s undistributed spillover income as of September 30, 2018 was $0.05 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Nine Months Ended September 30,
	2018		2017
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.72		$12.09
Net investment income	0.86		0.86
Realized loss on investments	(0.02)		(0.96)
Unrealized appreciation on investments	0.01		0.72
Net increase in net assets resulting from operations	0.85		0.62
Distributions declared(1)	(0.90)		(0.90)
From net investment income	(0.90)		(0.90)
From net realized gain on investments	—		—
Return of capital	—		—
Other	(0.01)		—
Net asset value at end of period	$11.66		$11.81
Per share market value, beginning of period	$11.22		$10.53
Per share market value, end of period	$11.41		$11.11
Total return based on a market value(2)	9.7%		14.1%
Shares outstanding at end of period	11,531,399		11,516,779
Ratios, net of waiver, to average net assets:
Expenses without incentive fees	10.1	%(3)	8.3	%(3)
Incentive fees	2.2	%(3)	1.1	%(3)
Net expenses	12.3	%(3)	9.4	%(3)
Net investment income with incentive fees	9.8	%(3)	9.6	%(3)
Ratios, without waiver, to average net assets:
Expenses without incentive fees(4)	10.1	%(3)	8.3	%(3)
Incentive fees(4)	2.8	%(3)	1.1	%(3)
Net expenses(4)	12.9	%(3)	9.4	%(3)
Net investment income with incentive fees(4)	9.2	%(3)	9.6	%(3)
Net assets at the end of the period	$134,456		$135,996
Average net asset value	$134,391		$137,847
Average debt per share	$8.38		$5.88
Portfolio turnover ratio	31.1%		39.4%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(2)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(3)	Annualized.
(4)	During the nine months ended September 30, 2018, the Advisor waived $0.6 million of performance based incentive fee.

Note 12. Subsequent Event

The Company held a special meeting on October 11, 2018 to consider proposals to (1) approve the application to the Company of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which would permit the Company to reduce the asset coverage requirements applicable to the Company from 200% to 150%, such that the Company would have a debt to equity ratio of a maximum of 2.0x as compared to a current maximum of 1.0x and (2) to approve a new Investment Management Agreement between the Company and the Company’s Advisor in which the base management fee is calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. From and after the first date on which the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act apply to the Company, the base management fee will be calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage; provided, that, to the extent the Company’s gross assets (less cash and cash equivalents) exceed $250 million, the base management fee on the amount of such excess over $250 million will be calculated at an annual rate of 1.60% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. The base management fee is payable monthly in arrears and is prorated for any partial month.

The special meeting was adjourned to October 30, 2018 during which the reduced asset coverage requirements and the new Investment Management Agreement were each approved by stockholders. The reduced asset coverage requirements and the new Investment Management Agreement take effect October 31, 2018.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of September 30, 2018, 98.4%, or $211.7 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% through October 30, 2018 and 150% thereafter, subject to certain disclosure requirements. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
	(Dollars in thousands)
Debt investments	33	$215,144	89.8%	33	$203,793	91.8%
Warrants	69	10,426	4.3	72	9,090	4.0
Other investments	4	7,660	3.2	4	7,700	3.5
Equity	9	2,114	0.9	6	1,516	0.7
Equity interest in HSLFI	1	4,413	1.8		—	—
Total		$239,757	100.0%		$222,099	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
		(In thousands)
Beginning portfolio	$226,467	$179,084	$222,099	$194,003
New debt investments	24,200	18,321	64,725	66,311
Less refinanced debt investments	—	—	(2,479)	—
Net new debt investments	24,200	18,321	62,246	66,311
Investment in controlled affiliate investments	344	—	4,413	—
Principal payments received on investments	(5,591)	(7,202)	(19,568)	(27,536)
Early pay-offs	(6,610)	(12,600)	(26,935)	(52,117)
Accretion of debt investment fees	524	459	1,605	1,397
New debt investment fees	(375)	(270)	(1,884)	(960)
New equity	74	—	1,090	—
Warrants received in settlement of fee income	161	—	161	—
Proceeds from sale of investments	(294)	—	(3,360)	(1,572)
Net realized gain (loss) on investments	66	(429)	(237)	(11,098)
Net unrealized appreciation (depreciation) on investments	791	(659)	127	8,276
Ending portfolio	$239,757	$176,704	$239,757	$176,704

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$27,413	12.7%	$15,015	7.4%
Drug Delivery	1,484	0.7	6,830	3.4
Medical Device	42,345	19.7	36,173	17.7
Technology
Communications	26,604	12.4	19,549	9.6
Consumer-Related	—	—	10,918	5.3
Internet and Media	37,371	17.4	38,899	19.1
Materials	8,005	3.7	9,324	4.6
Power Management	682	0.3	1,234	0.6
Semiconductors	3,396	1.6	3,345	1.6
Software	44,414	20.6	53,994	26.5
Healthcare Information and Services
Software	23,430	10.9	8,512	4.2
Total	$215,144	100.0%	$203,793	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 32% and 29% of total debt investments outstanding as of September 30, 2018 and December 31, 2017, respectively. No single debt investment represented more than 10% of our total debt investments as of September 30, 2018 and December 31, 2017.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of September 30, 2018 and December 31, 2017, our debt investments had a weighted average credit rating of 3.0. The following table shows the classification of our debt investment portfolio by credit rating as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
	(Dollars in thousands)
Credit Rating
4	4	$30,646	14.2%	4	$18,701	9.2%
3	24	163,753	76.1	25	176,560	86.6
2	5	20,745	9.7	3	5,632	2.8
1	—	—	—	1	2,900	1.4
Total	33	$215,144	100.0%	33	$203,793	100.0%

As of September 30, 2018, there were no debt investments with an internal credit rating of 1. As of December 31, 2017, there was one debt investment with an internal credit rating of 1, with a cost of $3.0 million and a fair value of $2.9 million.

Horizon Secured Loan Fund I LLC

On June, 1 2018, we and Arena Sunset SPV, LLC (“Arena”) formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either us or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value. As of September 30, 2018, HSLFI had total assets of $9.8 million. HSLFI’s portfolio consisted of debt investments in one portfolio company as of September 30, 2018. As of September 30, 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which we may directly invest.

We provide capital (in the form of cash or securities in portfolio companies) to HSLFI in exchange for limited liability company equity interests in HSLFI. As of September 30, 2018, we and Arena each owned 50.0% of the equity interests of HSLFI. Our investment in HSLFI consisted of an equity contribution of $4.3 million as of September 30, 2018. As of September 30, 2018, we had commitments to fund equity interests in HSLFI of $25.0 million, of which $20.7 was unfunded.

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

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and us, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement with several entities owned or affiliated with New York Life Insurance Company (“Noteholders”) for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement has an investment period that ends on June 1, 2020, if not extended, followed by a five year amortization period and a scheduled final payment date of June 10, 2025, subject to any extension of the investment period. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of the notes at the time the amount is borrowed. There were no advances made by the Noteholders as of September 30, 2018.

The following table shows a summary of HSLFI’s investment portfolio:

	For the three months ended,	For the period June 1, 2018 through
	September 30, 2018	September 30, 2018
	(Dollars in thousands)
Total investments at fair value	$8,147	$8,147
Dollar-weighted annualized yield on average debt investments(1)	12.4%	12.2%
Number of portfolio companies in HSLFI	1	1
Largest portfolio company investment at fair value	$8,147	$8,147

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect expenses.

The following table shows HSLFI’s individual investments as of September 30, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value (6)
		(Dollars in thousands)
Debt Investments — Technology
New Signature US, Inc. (7)	Software	Term Loan (10.60% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/21)	$8,250	$8,089	$8,089
Total Debt Investments — Technology				8,089	8,089

Warrant Investments — Technology
BSI Platform Holdings, LLC (7)	Software	412,500 Preferred Stock Warrants		57	58
Total Warrant Investments — Technology				57	58

Total Portfolio Investment Assets				$8,146	$8,147

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate, or LIBOR, are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2018 is provided.

(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.

(4)	Warrants are non-income producing.

(5)	For debt investments, represents principal balance less unearned income.

(6)	The fair value of the investment was valued using significant unobservable inputs.

(7)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following table provides HSLFI’s unfunded commitments by portfolio company as of September 30, 2018:

	September 30, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
New Signature US, Inc.	$3,000	$30
Total	$3,000	$30

The following tables show certain summarized financial information for HSLFI as of September 30, 2018, for the three months ended September 30, 2018 and for the period June 1, 2018 through September 30, 2018:

September 30, 2018
(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $8,146)	$8,147
Cash and cash equivalents	236
Other assets	1,448
Total assets	$9,831

Other liabilities	$1,112
Total liabilities	1,112

Members’ equity	8,719
Total liabilities and members’ equity	$9,831

	For the three months ended,	For the period June 1, 2018 through
	September 30, 2018	September 30, 2018
	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$250	$255
Total expenses	$68	$90
Net investment income	$182	$165
Net unrealized appreciation on investments	$1	$1
Net increase in net assets resulting from operations	$183	$166

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended September 30, 2018 and 2017

The following table shows consolidated results of operations for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Total investment income	$7,797	$6,774
Total expenses	4,841	2,977
Performance based incentive fee waived	(446)	—
Net expenses	4,395	2,977
Net investment income	3,402	3,797
Net realized gain (loss) on investments	66	(429)
Net unrealized appreciation (depreciation) on investments	791	(659)
Net increase in net assets resulting from operations	$4,259	$2,709
Average debt investments, at fair value	$207,942	$163,797
Average borrowings outstanding	$105,636	$60,261

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $1.0 million, or 15.1%, to $7.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, total investment income consisted primarily of $7.3 million in interest income from investments, which included $1.3 million in income from the accretion of origination fees and end-of-term payments, or ETPs, and $0.4 million in fee income. Interest income on debt investments increased by $1.0 million, or 16.7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Interest income on debt investments increased primarily due to an increase of $44.1 million, or 27.0%, in the average size of our debt investment portfolio which was partially offset by a decrease in accelerated ETPs related to prepayments for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Fee income, which includes success fee and prepayment fee income on debt investments, decreased by $0.1 million, or 19.3%, to $0.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a decrease in fees earned on lower principal prepayments received.

For the three months ended September 30, 2018 and 2017, our dollar-weighted annualized yield on average debt investments (excluding any yield from warrants, equity, other investments and HSLFI) was 14.8% and 16.5%, respectively. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the three months ended September 30, 2018 and 2017, our investment portfolio (including any yield from warrants, equity and other investments but excluding any yield from HSLFI) had an overall total yield of 13.6% and 15.2%, respectively. We calculate the dollar-weighted yield on average investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of investments outstanding (excluding HSLFI) on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 31% and 26% of investment income for the three months ended September 30, 2018 and 2017, respectively.

Expenses

Net expenses increased by $1.4 million, or 47.6%, to $4.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.5 million, or 47.5%, to $1.7 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $45.4 million, or 75.3%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, which was partially offset by a decrease in our effective cost of debt.

Base management fee expense increased by $0.3 million, or 30.0%, to $1.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Base management fee increased primarily due to an increase of $44.1 million, or 27.0%, in the average size of our investment portfolio for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

On March 6, 2018, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees will not be subject to recoupment. During the three months ended September 30, 2018, our Advisor waived performance based incentive fees of $0.4 million which our Advisor would have otherwise earned. This resulted in $0.4 million of reduced expense and additional net investment income for the three months ended September 30, 2018.

Performance based incentive fee expense, net of the waiver above, increased by $0.6 million, or 229.8%, to $0.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to an increase in the cap on incentive fees, or the Incentive Fee Cap, calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement. The effect of the increase in the Incentive Fee Cap resulted in $0.6 million of reduced expense and additional net investment income for the three months ended September 30, 2017. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended September 30, 2017 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return since July 1, 2014.

Administrative fee expense, professional fees and general and administrative remained flat at $0.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

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

During the three months ended September 30, 2018, we realized net gains totaling $0.1 million primarily due to the termination of warrants upon the sale of two portfolio companies. During the three months ended September 30, 2017, we realized net losses totaling $0.4 million primarily due to the write off of warrants in two portfolio companies.

During the three months ended September 30, 2018, net unrealized appreciation on investments totaled $0.8 million which was primarily due to unrealized appreciation on our warrant investments. During the three months ended September 30, 2017, net unrealized depreciation on investments totaled $0.7 million which was primarily due to the unrealized depreciation on one debt investment.

Comparison of the nine months ended September 30, 2018 and 2017

The following table shows consolidated results of operations for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Total investment income	$22,285	$19,614
Total expenses	12,988	9,697
Performance based incentive fee waived	(605)	—
Net expenses	12,383	9,697
Net investment income	9,902	9,917
Net realized loss on investments	(237)	(11,098)
Net unrealized appreciation (depreciation) on investments	127	8,276
Net increase in net assets resulting from operations	$9,792	$7,095
Average debt investments, at fair value	$200,131	$168,187
Average borrowings outstanding	$96,598	$67,674

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $2.7 million, or 13.6%, to $22.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. For the nine months ended September 30, 2018, total investment income consisted primarily of $20.9 million in interest income from investments, which included $3.9 million in income from the accretion of origination fees and ETPs and $1.3 million in fee income. Interest income on debt investments increased by $3.0 million, or 16.6%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Interest income on debt investments increased primarily due to an increase of $31.9 million, or 19.0%, in the average size of our debt investment portfolio which was partially offset by a decrease in accelerated ETPs related to prepayments for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Fee income, which includes success fee and prepayment fee income on debt investments, decreased by $0.4 million, or 22.9%, to $1.3 million primarily due to a decrease in fees earned on lower principal prepayments received during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

For the nine months ended September 30, 2018 and 2017, our dollar-weighted annualized yield on average debt investments (excluding any yield from warrants, equity, other investments and HSLFI) was 14.8% and 15.5%, respectively. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the nine months ended September 30, 2018 and 2017, our investment portfolio (including any yield from warrants, equity and other investments but excluding any yield from HSLFI) had an overall total yield of 13.5% and 14.5%, respectively. We calculate the dollar-weighted yield on average investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of investments outstanding (excluding HSLFI) on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 31% and 22% of investment income for the nine months ended September 30, 2018 and 2017, respectively.

Expenses

Net expenses increased by $2.7 million, or 27.7%, to $12.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $1.1 million, or 30.4%, to $4.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $28.9 million, or 42.7%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, which was partially offset by a decrease in our effective cost of debt.

Base management fee expense increased by $0.6 million, or 22.1%, to $3.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Base management fee increased primarily due to an increase of $31.9 million, or 19.0%, in the average size of our investment portfolio for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

On March 6, 2018, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees will not be subject to recoupment. During the nine months ended September 30, 2018, our Advisor waived performance based incentive fees of $0.6 million which our Advisor would have otherwise earned. This resulted in $0.6 million of reduced expense and additional net investment income for the nine months ended September 30, 2018.

Performance based incentive fee expense, net of waiver, increased by $1.1 million, or 102.7%, to $2.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to an increase in the Incentive Fee Cap calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement. The effect of the Incentive Fee Cap resulted in $0.2 million and $1.3 million, respectively, of reduced expense and additional net investment income for the nine months ended September 30, 2018 and 2017. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the nine months ended September 30, 2018 and 2017 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative remained flat for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

During the nine months ended September 30, 2018, we realized net losses totaling $0.2 million primarily due to the write off of warrants in nine portfolio companies partially offset by realized gains on the termination of warrants upon the sale of two portfolio companies. During the nine months ended September 30, 2017, we realized net losses totaling $11.1 million primarily due to the resolution of two debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants.

During the nine months ended September 30, 2018, net unrealized appreciation on investments totaled $0.1 million which was primarily due to the unrealized appreciation on one warrant investment partially offset by the depreciation on one public equity investment and two public warrant investments. During the nine months ended September 30, 2017, net unrealized appreciation on investments totaled $8.3 million which was primarily due to the reversal of previously recorded unrealized depreciation on two debt investments that were settled during the period, partially offset by the unrealized depreciation on two debt investments.

Liquidity and capital resources

As of September 30, 2018 and December 31, 2017, we had cash of $5.9 million and $6.6 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our public debt offerings.

On April 27, 2018, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2019 or the repurchase of $5.0 million of our common stock. During the three and nine months ended September 30, 2018, we did not make any repurchases of our common stock. During the three and nine months ended September 30, 2017, we repurchased 5,923 shares of our common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. From the inception of the stock repurchase program through September 30, 2018, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At September 30, 2018 and December 31, 2017, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association was $76.0 million and $58.0 million, respectively. As of September 30, 2018 and December 31, 2017, we had borrowing capacity under the Key Facility of $24.0 million and $37.0 million, respectively. At September 30, 2018 and December 31, 2017, $14.2 million and $23.6 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $7.7 million for the nine months ended September 30, 2018, and our financing activities provided cash of $7.0 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from advances on our Key Facility, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act as part of an omnibus spending bill, which, among other things, amends the 1940 Act to reduce the minimum required asset coverage applicable to BDCs under the 1940 Act from 200% to 150% if certain approval and disclosure requirements are met. Before such reduced asset coverage requirement can apply to us, such reduced asset coverage requirement must be approved by either (a) a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board, in which case such reduced asset coverage requirement would take effect on the first anniversary of the date of such Board approval, or (b) a majority of votes cast by our stockholders at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirement shall take effect on the day after such approval. On June 7, 2018, a “required majority” of our Board approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at a special meeting of our stockholders. We held a special meeting on October 30, 2018 to consider a proposal to permit the reduced asset coverage requirements during which the reduced asset coverage requirements were approved by stockholders. The reduced asset coverage requirements take effect October 31, 2018.

We believe that our current cash, cash generated from operations, and funds available from our Key Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current borrowings

The following table shows our borrowings as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$100,000	$76,000	$24,000	$95,000	$58,000	$37,000
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	137,375	113,375	24,000	132,375	95,375	37,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,091)	—	—	(1,300)	—
Total borrowings outstanding, net	$137,375	$112,284	$24,000	$132,375	$94,075	$37,000

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 2.26% and 1.56% as of September 30, 2018 and December 31, 2017, respectively. The interest rates in effect were 5.35% and 4.61% as of September 30, 2018 and December 31, 2017, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On March 23, 2012, we issued and sold an aggregate principal amount of $30.0 million of our 7.375% notes due 2019, or the 2019 Notes, and on April 18, 2012, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $3.0 million of the 2019 Notes. The 2019 Notes had a stated maturity of March 15, 2019 and were redeemable in whole or in part at our option at any time or from time to time at a redemption price of $25 per security plus accrued and unpaid interest. The 2019 Notes bore interest at a rate of 7.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2019 Notes were our direct, unsecured obligations and (1) ranked equally in right of payment with our future unsecured indebtedness; (2) were senior in right of payment to any of our future indebtedness that expressly provided it was subordinated to the 2019 Notes; (3) were effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that was initially unsecured to which we subsequently granted security), to the extent of the value of the assets securing such indebtedness and (4) were structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. On October 30, 2017, or the Redemption Date, we redeemed all of the issued and outstanding 2019 Notes in an aggregate principal amount of $33.0 million and paid accrued interest of $0.3 million. The 2019 Notes were delisted effective on the Redemption Date.

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million of our 6.25% notes due 2022, or the 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2018, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

Other assets

As of September 30, 2018 and December 31, 2017, other assets were $1.7 million and $1.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2018:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$113,375	$9,541	$59,032	$44,802	$—
Unfunded commitments(1)	35,000	31,000	4,000	—	—
Total	$148,375	$40,541	$63,032	$44,802	$—

(1)	Includes our portion of HSLFI’s commitment.

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2018, we had unfunded commitments of $35.0 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of September 30, 2018, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2018 and 2017, we paid the Advisor $2.0 million and $1.2 million, respectively, pursuant to the Investment Management Agreement. During the nine months ended September 30, 2018 and 2017, we paid the Advisor $5.6 million and $3.9 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended September 30, 2018 and 2017, we paid the Advisor $0.2 million pursuant to the Administration Agreement. During the nine months ended September 30, 2018 and 2017, we paid the Advisor $0.5 million and $0.6 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and nine months ended September 30, 2018, we did not recognize any interest income from debt investments on non-accrual status. For the three and nine months ended September 30, 2017, we recognized $0.1 million in interest income from debt investments on non-accrual status.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended September 30, 2018 and the period June 1, 2018 (the commencement of HSLFI’s operations) through September 30, 2018, HSLFI distributed $0.1 million as dividend income to us.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2018 and December 31, 2017.

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

Recent development

We held a special meeting on October 11, 2018 to consider proposals to (1) approve the application to us of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which would permit us to reduce the asset coverage requirements applicable to us from 200% to 150%, such that we would have a debt to equity ratio of a maximum of 2.0x as compared to a current maximum of 1.0x and (2) to approve a new Investment Management Agreement between the us and our Advisor in which the base management fee is calculated at an annual rate of 2.00% of our gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. From and after the first date on which the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act apply to us, the base management fee will be calculated at an annual rate of 2.00% of our gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage; provided, that, to the extent our gross assets (less cash and cash equivalents) exceed $250 million, the base management fee on the amount of such excess over $250 million will be calculated at an annual rate of 1.60% of our gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. The base management fee is payable monthly in arrears and is prorated for any partial month.

The special meeting was adjourned to October 30, 2018 during which the reduced asset coverage requirements and the new Investment Management Agreement were each approved by stockholders. The reduced asset coverage requirements and the new Investment Management Agreement take effect October 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2018 and December 31, 2017, 99% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our September 30, 2018 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at September 30, 2018, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Interest Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$6,588	$2,312	$4,276
Up 200 basis points	$4,394	$1,541	$2,853
Up 100 basis points	$2,199	$771	$1,428
Down 300 basis points	$(2,079)	$(1,043)	$(1,036)
Down 200 basis points	$(2,055)	$(1,043)	$(1,012)
Down 100 basis points	$(1,615)	$(771)	$(844)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth below and in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Other than the item set forth below, there have been no material changes during the nine months ended September 30, 2018 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017.

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

On June 7, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at a special meeting of our stockholders. The Company held a special meeting on October 30, 2018 during which the reduced asset coverage requirements were approved by stockholders. The reduced asset coverage requirements take effect October 31, 2018.

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of September 30, 2018 and (2) 150% at various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of September 30, 2018(1)	(23.66)%	(14.26)%	(4.86)%	4.54%	13.95%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(41.90)%	(26.71)%	(11.52)%	3.66%	18.85%

(1)	Assumes $252 million in total assets, $113 million in outstanding debt, $134 million in net assets, and an average cost of borrowed funds of 5.76% at September 30, 2018.

(2)	Assumes $407 million in total assets, $268 million in outstanding debt, $134 million in net assets, and an average cost of borrowed funds of 5.76% at September 30, 2018.

Based on our outstanding indebtedness of $113 million as of September 30, 2018 and the average cost of borrowed funds of 5.76% as of that date, our investment portfolio would have been required to experience an annual return of at least 3.03% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Based on an outstanding indebtedness of $268 million on an assumed 150% asset coverage ratio and an average cost of borrowed funds of 5.76%, our investment portfolio would be required to experience an annual return of at least 4.17% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Because we distribute all or substantially all of our investment company taxable income to our stockholders, we will need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

To satisfy the requirements applicable to a RIC, to avoid incurring excise taxes and to minimize or to avoid incurring corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our investment company taxable income and net capital gains. However, we may retain all or a portion of our net capital gains, incur any applicable income taxes with respect thereto, and elect to treat such retained net capital gains as deemed distributions to our stockholders. As a BDC, we generally are required to maintain coverage of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% through October 30, 2018 and 150% thereafter, subject to certain disclosure requirements. This requirement limits the amount that we may borrow. Because we continue to need capital to grow our debt investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are limited in our ability to issue equity securities at a price below the then-current net asset value per share. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, after each issuance of senior securities equals at least 200% through October 30, 2018 and 150% thereafter, subject to certain disclosure requirements. If our asset coverage is not at least 200% or 150% as applicable, we are not permitted to pay distributions or issue additional senior securities. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment. Moreover, if the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when we may be unable to do so or unable to do so on favorable terms.

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

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. On March 23, 2018, the Small Business Credit Availability Act was signed into law and amended the 1940 Act to decrease the asset coverage requirements applicable to BDCs from 200% to 150% if such lower asset coverage requirements have been approved by either (a) a majority of a BDC’s directors who have no financial interest in such approval and a majority of the BDC’s directors who are not interested persons, as defined by the 1940 Act (a “required majority” as defined in Section 57(o) of the 1940 Act), of such BDC, in which case such reduced asset coverage requirements would take effect on the first anniversary of the date of such approval, or (b) a majority of votes cast by the stockholders of such BDC at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirements shall take effect on the day after such approval. On June 7, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at a special meeting of our stockholders. The Company held a special meeting on October 30, 2018 during which the reduced asset coverage requirements were approved by stockholders. The reduced asset coverage requirements take effect October 31, 2018.

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

The indenture governing our debt securities offers limited protection to holders of our debt securities. The terms of the indenture do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in our debt securities. In particular, the terms of the indenture do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our debt securities, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our debt securities to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to our debt securities and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to our debt securities with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(l) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act after such borrowings, equals at least 200% through October 30, 2018 and 150% thereafter, subject to certain disclosure requirements);

•	pay dividends on, or purchase or redeem or make any payments in respect of capital stock or other securities ranking junior in right of payment to our debt securities, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(l) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock unless our asset coverage, as defined in the 1940 Act, at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase equals at least 200% through October 30, 2018 and 150% thereafter, subject to certain disclosure requirements);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Horizon Technology Finance Corporation

Date: October 30, 2018	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: October 30, 2018	By:	/s/ Daniel R. Trolio
		Name:	Daniel R. Trolio
		Title:	Chief Financial Officer

