Form 10-K
period 2018-12-31
Horizon Technology Finance Corp
filed 2019-03-05
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2018 based on the closing price on that date of $10.08 on the Nasdaq Global Select Market was $114.2 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 11,537,420 shares of the Registrant’s common stock outstanding as of March 1, 2019.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms:

•	“we,” “us,” “our,” “the Company” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation, a Delaware corporation, and its consolidated subsidiaries;

•	The “Advisor” and the “Administrator” refer to Horizon Technology Finance Management LLC, a Delaware limited liability company;

•	“Credit II” refers to Horizon Credit II LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and our direct subsidiary;

•	“Key” refers to KeyBank National Association and “Key Facility” refers to the revolving credit facility with Key;

•	“2022 Notes” or “Debt Securities” refers to the $37.4 million aggregate principal amount of our 6.25% unsecured notes due 2022, which were issued in September and October 2017;

•	“2019 Notes” refers to the $33.0 million aggregate principal amount of our 7.375% senior unsecured notes due 2019, which were redeemed in full in October 2017; and

•	“HSLFI” refers to Horizon Secured Loan Fund I, a joint venture formed with Arena Sunset SPV, LLC, or Arena.

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

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance a portion of our investments through borrowings. On March 23, 2018, the Small Business Credit Availability Act, or SBCAA, amended Section 61(a) of the 1940 Act to add Section 61(a)(2) which enables BDCs to reduce their asset coverage requirements from 200% to 150%. This provision permits a BDC to double the maximum amount of leverage that it is permitted to incur, so long as the BDC meets certain disclosure requirements and obtains certain approvals. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. We received approval from our stockholders to reduce our asset coverage requirement from 200% to 150% on October 30, 2018. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally do not have to pay corporate-level federal income taxes on our investment company taxable income and our net capital gain that we distribute to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

Compass Horizon Funding Company LLC, or Compass Horizon, our predecessor company, commenced operations in March 2008. We were formed in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

From the commencement of operations of Compass Horizon on March 4, 2008 through December 31, 2018, we funded 168 portfolio companies and invested $1.1 billion in debt investments. As of December 31, 2018, our debt investment portfolio consisted of 34 debt investments with an aggregate fair value of $216.4 million. As of December 31, 2018, 98.5%, or $213.2 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2018, our net assets were $134.3 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade”. Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2018, our dollar-weighted annualized yield on average debt investments (excluding any yield from warrants, equity, other investments and HSLFI) was 15.3%. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the year ended December 31, 2018, our investment portfolio (including any yield from warrants, equity, other investments and HSLFI) had an overall total yield of 13.9%. We calculate the dollar-weighted yield on average investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

As of December 31, 2018, our debt investments had a dollar-weighted average term of 46 months from inception and a dollar-weighted average remaining term of 36 months. As of December 31, 2018, substantially all of our debt investments had an original committed principal amount of between $3 million and $20 million, repayment terms of between 10 and 60 months and bore current pay interest at annual interest rates of between 10% and 15%.

For the year ended December 31, 2018, our total return based on market value was 11.0%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) the aggregate amount of distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2018, we held warrants to purchase stock, predominantly preferred stock, in 67 portfolio companies, equity positions in nine portfolio companies and success fee arrangements in nine portfolio companies.

On June, 1 2018, we and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either us or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value. As of December 31, 2018, HSLFI had total assets of $26.4 million. HSLFI’s portfolio consisted of debt investments in four portfolio companies as of December 31, 2018. As of December 31, 2018, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $8.3 million and the four largest investments in portfolio companies in HSLFI’s portfolio totaled $25.0 million. As of December 31, 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which we may directly invest.

We invest cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2018, we and Arena each owned 50.0% of the equity interests of HSLFI. We had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2018, $11.7 million was unfunded. Our investment in HSLFI consisted of an equity contribution of $13.3 million as of December 31, 2018.

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

Market opportunity

We focus our investments primarily in our Target Industries. The technology sectors we focus on include communications, networking, data storage, software, cloud computing, semiconductor, internet and media and consumer-related technologies. The life science sectors we focus on include biotechnology, drug discovery, drug delivery, bioinformatics and medical devices. The healthcare information and services sectors we focus on include diagnostics, electronic medical record services and software and other healthcare related services and technologies that improve efficiency and quality of administered healthcare. The cleantech sectors we focus on include alternative energy, power management, energy efficiency, green building materials and waste recycling. We refer to all of these companies as “technology-related” companies because the companies are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We intend, under normal market conditions, to invest at least 80% of the value of our total assets in such companies.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, which include the following:

Consistently execute commitments and close transactions.  Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $1.5 billion to more than 235 companies since operations commenced in 2004.

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

Well-known brand name.  Our Advisor has originated Venture Loans to more than 235 companies in our Target Industries under the “Horizon Technology Finance” brand.

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

Base management fee.  Through October 30, 2018, the base management fee, payable monthly in arrears, was calculated at an annual rate of 2.00% of (i) our gross assets less (ii) cash and cash equivalents. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. From and after October 31, 2018, the first date on which the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act apply to the Company, the base management fee was and will be calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage; provided, that, to the extent the Company’s gross assets (less cash and cash equivalents) exceed $250 million, the base management fee on the amount of such excess over $250 million is calculated at an annual rate of 1.60% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage.

Incentive fee.  The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest, or PIK, and zero coupon securities), accrued income we have not yet received in cash. The incentive fee with respect to the Pre-Incentive Fee Net Investment Income is 20.00% of the amount, if any, by which the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter exceeds a hurdle rate of 1.75% (which is 7.00% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the Pre-Incentive Fee Net Investment Income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% quarterly (which is 8.75% annualized). The effect of this “catch-up” provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply.

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

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the look-back period for the incentive fee based on Pre-Incentive Fee Net Investment Income, or the Incentive Fee Look-back Period, commenced on July 1, 2014 and increased by one quarter in length at the end of each calendar quarter until June 30, 2017. Since July 1, 2017, the Incentive Fee Look-back Period includes the most recently completed calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap, or the Incentive Fee Cap, and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the Incentive Fee Cap and Deferral Mechanism). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. We only pay incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period.

On March 6, 2018, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees are not subject to recoupment.

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

Example 3: Capital gains portion of incentive fee

Alternative 1

Assumptions:

Year 1: $20 million investment made in Company A, or Investment A, and $30 million investment made in Company B, or Investment B

Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million

Year 3: FMV of Investment B determined to be $25 million

Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

Year 1: None (No sales transaction)

Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

Year 3: None; $5 million ((20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2))

Year 4: Capital gains incentive fee of $200,000; $6.2 million (($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains incentive fee taken in Year 2))

Alternative 2

Assumptions:

Year 1: $20 million investment made in Company A, or Investment A, $30 million investment made in Company B, or Investment B and $25 million investment made in Company C, or Investment C

Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

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

Payment of our expenses

All investment professionals and staff of our Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of its personnel allocable to such services, are provided and paid for by our Advisor. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value, or NAV (including the cost and expenses of any independent valuation firms);

•	expenses, including travel expense, incurred by our Advisor or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of all future offerings and repurchases of our common stock and other securities, if any;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable under the Administration Agreement;

•	the allocated costs incurred by our Advisor as our Administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	fees and expenses associated with marketing efforts;

•	taxes;

•	independent director fees and expenses;

•	brokerage commissions;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	the fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

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

Board approval of the Investment Management Agreement

Our Board held an in-person meeting on July 27, 2018 at which it considered and reapproved our Investment Management Agreement for an additional one-year period. In its consideration of the Investment Management Agreement, our Board focused on information it had received relating to (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and its discussions related thereto, our Board, including a majority of the directors who are not interested persons of us, concluded that the investment management fee rates were reasonable in relation to the services to be provided.

Duration and termination

The Investment Management Agreement was reapproved by our Board, and by a majority of our independent directors, on July 27, 2018. Unless terminated earlier as described below, it will continue in effect from year to year thereafter if approved annually by our Board including a majority of our directors who are not interested persons or by the affirmative vote of the holders of a majority of our outstanding voting securities and a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other party. See “Item 1A — Risk Factors — Risks related to our business and structure — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.”

Administration Agreement

The Administration Agreement was considered and reapproved by our Board, and a majority of our independent directors, on July 27, 2018. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Board reviews the allocation of expenses shared with the Advisor or other clients of the Advisor, if any, on a periodic basis to confirm that the allocations are reasonable and appropriate in light of the provisions of the Investment Management Agreement and Administration Agreement and then-current circumstances.

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

Managerial assistance to portfolio companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Qualifying assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Issuance of additional shares

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock, at a price below the current NAV of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities. We may seek approval from our stockholders to offer shares of our common stock below its NAV in the future.

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

Senior securities; derivative securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage requirements at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A — Risk Factors — Risks related to our business and structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

The 1940 Act also limits the amount of warrants, options and rights to common stock that we may issue and the terms of such securities.

Code of ethics

We and our Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended, or the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the relevant code of ethics’ requirements. Each code of ethics is attached as an exhibit to our Annual Report on Form10-K (File No. 814-00802 filed with the SEC on March 7, 2017 as Exhibit 14.1), which is available on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt securities that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the debt security, regardless of whether cash representing such income is received by us in the same tax year. Because any original issue discount accrued will be included in our investment company taxable income for the tax year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

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

Item 1A.  Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV per share and the trading price of our common stock could decline, and you may lose part or all of your investment.

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

In addition, if any two of the three of Mr. Pomeroy, our Chief Executive Officer, Mr. Michaud, our President, or Mr. Trolio, our Chief Financial Officer, ceases to be actively involved with us or our Advisor, and is not replaced by an individual satisfactory to Key within 90 days, Key could, absent a waiver or cure, demand repayment of any outstanding obligations under the Key Facility. In such an event, if we do not have sufficient cash to repay our outstanding obligations, we may be required to sell investments which, due to their illiquidity, may be difficult to sell on favorable terms or at all. We may also be unable to make new investments, cover our existing obligations to extend credit or meet other obligations as they come due, which could adversely impact our results of operations.

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

Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as our Advisor’s management fee is payable to our Advisor based on our gross assets less cash and cash equivalents, including those assets acquired through the use of leverage, our Advisor may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. As leverage magnifies gains, if any, on our portfolio, as discussed above, our Pre-Incentive Fee Net Investment Income may exceed the quarterly hurdle rate for the incentive fee on income payable. Thus, if we incur additional leverage, the incentive fees payable to the Advisor may increase without any corresponding increase in our performance. Holders of our common stock bear the burden of any increase in our expenses, as a result of leverage, including any increase in the management fee or incentive fee payable to our Advisor.

In addition to the leverage described above, in the past, we have securitized a large portion of our debt investments to generate cash for funding new investments and may seek to securitize additional debt investments in the future to the extent permitted by the 1940 Act and the risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. To securitize additional debt investments in the future, we may create a wholly-owned subsidiary and sell and/or contribute a pool of debt investments to such subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers, who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools. We would retain all or a portion of the equity in any such securitized pool of loans. An inability to securitize part of our debt investments in the future could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, certain types of securitization transactions may expose us to greater risk of loss than would other types of financing.

On June 7, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at a special meeting of our stockholders. The Company held a special meeting on October 30, 2018 during which the reduced asset coverage requirements were approved by stockholders. The reduced asset coverage requirements took effect October 31, 2018.

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2018 and (2) 150% at various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2018(1)	(25.56)%	(15.59)%	(5.63)%	4.33%	14.30%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(42.16)%	(26.97)%	(11.79)%	3.40%	18.59%

____________

(1)	Assumes $267 million in total assets, $128 million in outstanding debt, $134 million in net assets, and an average cost of borrowed funds of 5.89% at December 31, 2018.
(2)	Assumes $407 million in total assets, $268 million in outstanding debt, $134 million in net assets, and an average cost of borrowed funds of 5.89% at December 31, 2018.

Based on our outstanding indebtedness of $128 million as of December 31, 2018 and the average cost of borrowed funds of 5.89% as of that date, our investment portfolio would have needed to experience an annual return of at least 3.47% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Based on an outstanding indebtedness of $268 million on an assumed 150% asset coverage ratio and an average cost of borrowed funds of 5.89%, our investment portfolio would need to experience an annual return of at least 4.42% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

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

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility or 2022 Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until April 6, 2021. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on April 6, 2023, unless such date is extended in accordance with the terms of the Key Facility. All outstanding amounts on our 2022 Notes are due and payable on September 15, 2022 unless redeemed prior to that date. If we are unable to increase, renew or replace the Key Facility or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

Because we distribute all or substantially all of our investment company taxable income to our stockholders, we will need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

To satisfy the requirements applicable to a RIC, to avoid incurring excise taxes and to minimize or to avoid incurring corporate-level federal income taxes, we intend to distribute to our stockholders all or substantially all of our investment company taxable income and net capital gains. However, we may retain all or a portion of our net capital gains, incur any applicable income taxes with respect thereto, and elect to treat such retained net capital gains as deemed distributions to our stockholders. As a BDC, we generally are required to maintain coverage of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150%, subject to certain disclosures. This requirement limits the amount that we may borrow. Because we continue to need capital to grow our debt investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are limited in our ability to issue equity securities at a price below the then-current NAV per share. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

While interest rates remain relatively low, due to several factors, including longer-term inflationary pressure that may result from the U.S. government’s fiscal policies, the end of the Federal Reserve quantitative easing program and recent increases in the Federal Funds rate, we expect to experience rising interest rates, rather than falling rates in the future.

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

In a rising interest rate environment, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults on our investments in such portfolio companies. In addition, increasing payment obligations under floating rate loans may cause borrowers to refinance or otherwise repay our loans earlier than they otherwise would, requiring us to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

On July 27, 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the London InterBank Offered Rate, or LIBOR, after 2021, or the FCA Announcement. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR, or the Federal Reserve Board Notice. The Federal Reserve Bank of New York said that the publication of these alternative rates is targeted to commence by mid-2018.

In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations. At this time, it is not possible to predict the effect of the FCA Announcement, the Federal Reserve Board Notice, or other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined.

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

The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities, subject to certain disclosure requirements. If our asset coverage is not at least 150%, we are not permitted to pay distributions or issue additional senior securities. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment. Moreover, if the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when we may be unable to do so or unable to do so on favorable terms.

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

Recently passed legislation allows us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. On March 23, 2018, the SBCAA was signed into law and amended the 1940 Act to decrease the asset coverage requirements applicable to BDCs from 200% to 150% if such lower asset coverage requirements have been approved by either (a) a majority of a BDC’s directors who have no financial interest in such approval and a majority of the BDC’s directors who are not interested persons, as defined by the 1940 Act (a “required majority” as defined in Section 57(o) of the 1940 Act), of such BDC, in which case such reduced asset coverage requirements would take effect on the first anniversary of the date of such approval, or (b) a majority of votes cast by the stockholders of such BDC at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirements shall take effect on the day after such approval. On June 7, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at a special meeting of our stockholders. The Company held a special meeting on October 30, 2018 during which the reduced asset coverage requirements were approved by stockholders. The reduced asset coverage requirements took effect October 31, 2018.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each tax year a portion of the original issue discount that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same tax year. We do not have a policy limiting our ability to invest in original issue discount instruments, including PIK debt investments. Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement.

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may become subject to a corporate-level income taxes on all of our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2018, 2017 and 2016 was 10.4%, 9.5% and 12.6%, respectively.

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

In addition, debt investments providing for ETPs are subject to the risks associated with debt investments having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants). See “—We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash.”

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

We and our portfolio companies are subject to regulation at the U.S. local, state and federal level. We are also subject to federal, state and local laws and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, the impact of the Dodd-Frank Act, and any amendments thereto that may be enacted, on us and our portfolio companies is subject to continuing uncertainty. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. President Trump and certain members of Congress have indicated they will seek to amend or repeal portions of the Dodd-Frank Act, among other federal laws. We cannot predict the ultimate effect on us or our portfolio companies that changes in the laws and regulations would have as a result of the Dodd-Frank Act, or whether and the extent to which the Dodd-Frank Act may remain in its current form. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

Additionally, on February 3, 2017, President Trump signed Executive Order 13772 announcing the Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles; non-bank financial institutions; financial technology; and financial innovation.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We have entered into a license agreement with HTF pursuant to which it has agreed to grant us a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement is in effect between us and our Advisor. In addition, we pay our Advisor, our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Any potential conflict of interest arising as a result of our arrangements with our Advisor could have a material adverse effect on our business, results of operations and financial condition.

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

We may, however, invest alongside other clients of our Advisor in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and/or exemptive relief issued by the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Advisor, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our Advisor’s other clients as otherwise permissible under regulatory guidance and applicable regulations. Such investments will be allocated in accordance with our Advisor’s allocation policy, and this allocation policy is periodically approved by our Advisor and reviewed by our independent directors. We expect that allocation determinations will be made similarly for other accounts sponsored or managed by our Advisor. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Advisor’s pre-transaction determination; however, if insufficient securities or loan amounts are available, the opportunity will generally be allocated pro rata based on each affiliate’s initial allocation in the asset class being allocated. We cannot assure you that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

In situations where co-investment with other accounts managed by our Advisor is not permitted or appropriate, our Advisor will need to decide which client will proceed with the investment. Our Advisor’s allocation policy provides, in such circumstances, for investments to be allocated to assure that all clients have fair and equitable access to such investment opportunities over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by our Advisor has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, the Board will determine the fair value of these securities in good faith as described above in “— Because many of our investments typically are not and will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our NAV.” In connection with that determination, investment professionals from the Advisor may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s management fee is based, in part, on our gross assets less cash and cash equivalents, and our incentive fees will be based, in part, on unrealized appreciation and depreciation on our investments.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on stake holdings in investment companies. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be focused on relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk

To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. If a significant investment in one or more portfolio companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more portfolio companies. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

A period of market disruption may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets.

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

Leveraged companies may experience bankruptcy, receivership or similar financial distress. The debt investments of distressed companies may not produce income, may require us to bear certain expenses or to make additional advances in order to protect our investment and may subject us to uncertainty as to when, in what manner (e.g., through liquidation, reorganization, receivership or bankruptcy) and for what value such distressed debt will eventually be satisfied. Proceeds received from such proceedings may not be income that satisfies the Qualifying Income Test for RICs and may not be in an amount sufficient to repay such expenses or advances. In the event that a plan of reorganization is adopted or a receivership is established, in exchange for the debt investment we currently hold, we may receive non-cash proceeds, including equity securities or license or royalty agreements with contingent payments, which may require significantly more of our management’s time and attention. In addition, if we take control of a distressed company in connection with a reorganization, it could require additional costs and significant amounts of our management’s time and attention.

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

Upon issuance, any publicly issued debt securities that we may issue will not have an established trading market. We cannot assure you that a trading market for our publicly issued Debt Securities will ever develop or, if developed, will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued Debt Decurities. These factors include:

•	the time remaining to the maturity of these Debt Securities;

•	the outstanding principal amount of debt securities with terms identical to our Debt Securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of our Debt Securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rate of interest higher or lower than the rate borne by our Debt Securities.

You should also be aware that there may be a limited number of buyers when you decide to sell your debt securities. This too may materially adversely affect the market value of our Debt Securities or the trading market for our Debt Securities.

Terms relating to redemption may materially adversely affect your return on the debt securities that we may issue.

If we issue debt securities that are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on our Debt Securities. In addition, if such debt securities are subject to mandatory redemption, we may be required to redeem our Debt Securities at times when prevailing interest rates are lower than the interest rate paid on our Debt Securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.

Credit ratings provided by third party credit rating agencies may not reflect all risks of an investment in Debt Securities that we may issue.

Credit ratings provided by third party credit rating agencies are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of Debt Securities that we may issue. Credit ratings provided by third party credit rating agencies, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for any publicly issued debt securities that we may issue. Because we approved increasing the amount we are permitted to borrow under the 1940 Act, our credit rating may decline and we may incur additional costs in borrowing.

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

Our Debt Securities are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our Debt Securities are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our Debt Securities are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of our Debt Securities.

Our Debt Securities are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Our Debt Securities are obligations exclusively of Horizon Technology Finance Corporation, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of our Debt Securities and our Debt Securities are not required to be guaranteed by any subsidiaries we may acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of our Debt Securities.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our Debt Securities) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our Debt Securities are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise.

In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to our Debt Securities.

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

The indenture governing our Debt Securities offers limited protection to holders of our Debt Securities. The terms of the indenture do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in our Debt Securities. In particular, the terms of the indenture do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our Debt Securities, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our Debt Securities to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to our Debt Securities and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to our Debt Securities with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(l) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings);

•	pay dividends on, or purchase or redeem or make any payments in respect of capital stock or other securities ranking junior in right of payment to our Debt Securities, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(l) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock unless our asset coverage, as defined in the 1940 Act, equals at least 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Certain of our current debt instruments include more protections for their holders than the indenture. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of our Debt Securities.

An active trading market for our Debt Securities may not exist, which could limit holders’ ability to sell our Debt Securities or affect the market price of our Debt Securities.

We cannot provide any assurances that an active trading market for our Debt Securities will exist in the future or that you will be able to sell our Debt Securities. Even if an active trading market does exist, our Debt Securities may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for our Debt Securities may be harmed. Accordingly, you may be required to bear the financial risk of an investment in our Debt Securities for an indefinite period of time.

The optional redemption provision may materially adversely affect the return on our Debt Securities.

Our Debt Securities may provide that such securities are redeemable in whole or in part prior to their maturity date at our sole option. We may choose to redeem our Debt Securities at times when prevailing interest rates are lower than the interest rate paid on our Debt Securities. In this circumstance, the holders of our Debt Securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as our Debt Securities being redeemed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our Debt Securities.

Any default under the agreements governing our indebtedness, including a default under the Key Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our Debt Securities and substantially decrease the market value of our Debt Securities. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Key Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lender under the Key Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Key Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lender under the Key Facility, could proceed against the collateral securing the debt. Because the Key Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under our Debt Securities to a foreign financial institution, or “FFI,” or non-financial foreign entity, or “NFFE” (including such an institution or entity acting as an intermediary), may be subject to a U.S. withholding tax of 30% under U.S. Foreign Account Tax Compliance Act provisions of the Code (commonly referred to as “FATCA”). This withholding tax may apply to payments of interest on our Debt Securities as well as, after December 31, 2018, to payments made upon maturity, redemption, or sale of our Debt Securities, unless the FFI or NFFE complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any Debt Securities are held, the holder could be subject to this 30% withholding tax in respect of any interest paid on our Debt Securities as well as any proceeds from the sale or other disposition of our Debt Securities. Holders of our Debt Securities should consult their own tax advisors regarding FATCA and how it may affect their investment in our Debt Securities.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock

Our common stock is traded on Nasdaq, under the symbol “HRZN.” The last reported price for our common stock on March 1, 2019 was $12.97 per share, which represented an 11% premium to NAV per share. As of March 1, 2019 we had 17 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2018, 2017 and 2016.

Issuer Purchases of Equity Securities

On April 27, 2018, our Board extended a previously authorized stock repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. Unless extended by our Board, the repurchase program will expire on the earlier of June 30, 2019 and the repurchase of $5.0 million of common stock. During the quarter ended December 31, 2018, we did not repurchase any shares of our common stock. During the year ended December 31, 2018, we did not repurchase any shares of our common stock. During the year ended December 31, 2017, we repurchased 5,923 shares of our common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. During the year ended December 31, 2016, we repurchased 48,160 shares of our common stock at an average price of $10.66 on the open market for a total cost of $0.5 million. From the inception of the stock repurchase program through December 31, 2018, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

Any shares repurchased by us may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. In addition, as any shares repurchased pursuant to the stock repurchase plan will be purchased at a price below the NAV per share as reported in our most recent financial statements, share repurchases may have the effect of increasing our NAV per share.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Wells Fargo BDC Index, for the period from December 31, 2013 through December 31, 2018. The graph assumes that, on December 31, 2013, a person invested $100 in each of our common stock, the S&P 500 Index and the Wells Fargo BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of our annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

HRZN Indexed Price Performance
200
180
160
140
120
100
80
60
40
20
0
S&P 500
HRZN
WFBDC Index
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018

Item 6.  Selected Financial Data

The following selected consolidated financial data of the Company as of December 31, 2018, 2017, 2016, 2015 and 2014, and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. These selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the years ended December 31,
(Dollars in thousands, except per share data and portfolio company counts)	2018	2017	2016	2015	2014
Statement of Operations Data:
Total investment income	$31,090	$25,777	$32,984	$31,110	$31,254
Base management fee	4,578	3,786	4,727	4,747	4,648
Performance based incentive fee	4,393	1,714	2,126	3,501	2,112
All other expenses	9,403	8,034	9,119	9,212	13,962
Base management and performance based incentive fees waived	(1,184)	(79)	—	(346)	(345)
Net investment income before excise tax	13,900	12,322	17,012	13,996	10,877
Provision (credit) for excise tax	34	25	(87)	—	160
Net investment income	13,866	12,297	17,099	13,996	10,717
Net realized gain (loss) on investments	645	(21,191)	(7,776)	(1,650)	(3,576)
Net unrealized (depreciation) appreciation on investments	(1,501)	18,485	(14,236)	(490)	8,289
Net increase (decrease) in net assets resulting from operations	$13,010	$9,591	$(4,913)	$11,856	$15,430
Dollar amount of distributions declared	$13,837	$13,823	$15,403	$15,793	$13,282
Per Share Data:
Net asset value	$11.64	$11.72	$12.09	$13.85	$14.36
Net investment income	1.20	1.07	1.48	1.25	1.11
Net realized gain (loss) on investments	0.06	(1.84)	(0.67)	(0.15)	(0.37)
Net change in unrealized (depreciation) appreciation on investments	(0.13)	1.60	(1.24)	(0.04)	0.86
Net increase (decrease) in net assets resulting from operations	1.13	0.83	(0.43)	1.06	1.60
Per share distributions declared	1.20	1.20	1.335	1.38	1.38
Statement of Assets and Liabilities Data:
Investments, at fair value	$248,441	$222,099	$194,003	$250,267	$205,101
Other assets	18,308	12,047	45,249	30,629	20,095
Total assets	266,749	234,146	239,252	280,896	225,196
Borrowings	126,853	94,075	95,597	114,954	81,753
Total liabilities	132,492	99,071	100,060	121,145	86,948
Total net assets	$134,257	$135,075	$139,192	$159,751	$138,248
Other data:
Weighted yield on debt investments at fair value	15.3%	15.1%	14.9%	14.2%	15.3%
Weighted yield on all investments at fair value	13.9%	14.0%	14.4%	13.7%	14.8%
Number of portfolio companies at period end:
Debt investments	34	33	44	52	50
Warrants investments	67	72	78	83	75
Equity investments	9	6	5	6	4
Other investments	4	4	2	1	1

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

Forward-looking statements

This annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing debt investments, warrants and other investments;
•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our Advisor;
•	the impact of increased competition;
•	the impact of investments we intend to make and future acquisitions and divestitures;
•	the unfavorable resolution of legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	our regulatory structure and tax status;
•	our ability to qualify and maintain qualification as a RIC and as a BDC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;
•	the ability of our portfolio companies to achieve their objective;
•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
•	the impact of the SBCAA on our operations and the BDC industry;
•	our contractual arrangements and relationships with third parties;
•	our ability to access capital and any future financings by us;
•	the ability of our Advisor to attract and retain highly talented professionals;
•	the impact of changes to tax legislation and, generally, our tax position; and
•	our ability to fund unfunded commitments.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of December 31, 2018, 98.5%, or $213.2 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. On March 23, 2018, the SBCAA amended Section 61(a) of the 1940 Act to add Section 61(a)(2) which enables BDCs to reduce their asset coverage requirements from 200% to 150%. This provision permits a BDC to double the maximum amount of leverage that it is permitted to incur, so long as the BDC meets certain disclosure requirements and obtains certain approvals. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. We received approval from our stockholders to reduce our asset coverage requirement from 200% to 150% on October 30, 2018. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Debt investments	34	$216,401	87.1%	33	$203,793	91.8%
Warrants	67	9,324	3.8	72	9,090	4.0
Other investments	4	7,640	3.1	4	7,700	3.5
Equity	9	1,833	0.7	6	1,516	0.7
Equity interest in HSLFI	1	13,243	5.3	—	—	—
Total		$248,441	100.0%		$222,099	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Beginning portfolio	$222,099	$194,003
New debt investments	111,725	139,256
Less refinanced debt investments	(10,468)	(3,700)
Net new debt investments	101,257	135,556
Investment in controlled affiliate investments	13,262	—
Principal payments received on investments	(24,254)	(30,477)
Early pay-offs	(60,185)	(72,613)
Accretion of debt investment fees	2,390	1,881
New debt investment fees	(2,279)	(1,705)
New equity	1,090	—
Warrants received in settlement of fee income	161	—
Proceeds from sale of investments	(4,293)	(1,840)
Dividend income from controlled affiliate investments	(255)	—
Distributions from controlled affiliate investments	255	—
Net realized gain (loss) on investments	553	(21,191)
Net unrealized (depreciation) appreciation on investments	(1,501)	18,485
Other	141	—
Ending portfolio	$248,441	$222,099

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$19,369	8.9%	$15,015	7.4%
Drug Delivery	1,495	0.7	6,830	3.4
Medical Device	46,162	21.3	36,173	17.7
Technology
Communications	10,539	4.9	19,549	9.6
Consumer-Related	20,491	9.5	10,918	5.3
Data Storage	9,835	4.5	—	—
Internet and Media	36,984	17.1	38,899	19.1
Materials	8,372	3.9	9,324	4.6
Power Management	512	0.2	1,234	0.6
Semiconductors	3,413	1.6	3,345	1.6
Software	35,747	16.5	53,994	26.5
Healthcare Information and Services
Software	23,482	10.9	8,512	4.2
Total	$216,401	100.0%	$203,793	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 32% and 29% of total debt investments outstanding as of December 31, 2018 and 2017, respectively. No single debt investment represented more than 10% of our total debt investments as of December 31, 2018 or 2017.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2018 and 2017, our debt investments had a weighted average credit rating of 3.1 and 3.0, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	6	$41,677	19.3%	4	$18,701	9.2%
3	23	155,439	71.8	25	176,560	86.6
2	5	19,285	8.9	3	5,632	2.8
1	—	—	—	1	2,900	1.4
Total	34	$216,401	100.0%	33	$203,793	100.0%

As of December 31, 2018, there were no debt investments with an internal credit rating of 1. As of December 31, 2017, there was one debt investment with an internal credit rating of 1, with a cost of $3.0 million and a fair value of $2.9 million.

Horizon Secured Loan Fund I LLC

On June, 1 2018, we and Arena formed a joint venture, or HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either us or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value. As of December 31, 2018, HSLFI had total assets of $26.4 million. HSLFI’s portfolio consisted of debt investments in four portfolio companies as of December 31, 2018. As of December 31, 2018, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $8.3 million and the four largest investments in portfolio companies in HSLFI’s portfolio totaled $25.0 million. As of December 31, 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which we may directly invest.

We invest cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2018, we and Arena each owned 50.0% of the equity interests of HSLFI. We had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2018, $11.7 million was unfunded. Our investment in HSLFI consisted of an equity contribution of $13.3 million as of December 31, 2018.

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

Horizon Funding I, LLC, or HFI, was formed as a Delaware limited liability company on May 9, 2018, with HSLFI as its sole member. HFI is a special purpose bankruptcy-remote entity and is a separate legal entity from HSLFI. Any assets conveyed to HFI are not available to creditors of HSLFI or any other entity other than HFI’s lenders.

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and us, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement, or the NYL Facility, with several entities owned or affiliated with New York Life Insurance Company, or the Noteholders, for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement has an investment period that ends on June 1, 2020, if not extended, followed by a five year amortization period and a scheduled final payment date of June 10, 2025, subject to any extension of the investment period. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were no advances made by the Noteholders as of December 31, 2018.

The following table shows a summary of HSLFI’s investment portfolio:

For the period June 1, 2018 through December 31, 2018
(Dollars in thousands)
Total investments at fair value	$24,734
Dollar-weighted annualized yield on average debt investments(1)	12.9%
Number of portfolio companies in HSLFI	4
Largest portfolio company investment at fair value	$8,154
Total of four largest portfolio company investments at fair value	$24,734

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect HSLFI’s expenses.

The following table shows HSLFI’s individual investments as of December 31, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,449	$2,449
		Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,449	2,449
Total Debt Investments — Life science				4,898	4,898
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
		Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.85% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,098	8,098
Total Debt Investments — Technology				15,994	15,994
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.60% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,699	3,699
Total Debt Investments — Healthcare information and services				3,699	3,699
Total Debt Investments				24,591	24,591

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	1
Total Warrant Investments — Life science				58	1
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,280,000 Preferred Stock Warrants		49	70
BSI Platform Holdings, LLC (6)(7)(9)	Software	412,500 Preferred Stock Warrants		57	56
Total Warrant Investments — Technology				106	126
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	16
Total Warrant Investments — Healthcare information and services				16	16
Total Warrant Investments				180	143

Total Portfolio Investment Assets				$24,771	$24,734

Short Term Investments — Money Market Funds
US Bank Money Market Deposit Account (6)				$74	$74
Total Short Term Investments — Money Market Funds				$74	$74

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.

(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.

(4)	Warrants are non-income producing.

(5)	For debt investments, represents principal balance less unearned income.

(6)	Has been pledged as collateral under the NYL Facility.

(7)	The fair value of the investment was valued using significant unobservable inputs.

(8)	Portfolio company is a public company.

(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following table provides HSLFI’s unfunded commitments by portfolio company as of December 31, 2018:

	December 31, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
New Signature US, Inc.	$3,000	$30
Total	$3,000	$30

The following tables show certain summarized financial information for HSLFI as of December 31, 2018 and for the period June 1, 2018 through December 31, 2018:

December 31, 2018
(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $24,771)	$24,734
Cash and cash equivalents	76
Investments in money market funds	74
Interest receivable	252
Other assets	1,306
Total assets	$26,442

Other liabilities	$81
Total liabilities	81

Members’ equity	26,361
Total liabilities and members’ equity	$26,442

For the period June 1, 2018 through
December 31, 2018
(In thousands)
Selected Statements of Operations Information
Interest income on investments	$689
Total expenses	$180
Net investment income	$509
Net unrealized depreciation on investments	$(37)
Net increase in net assets resulting from operations	$472

Consolidated results of operations of Horizon Technology Finance Corporation

The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(In thousands)
Total investment income	$31,090	$25,777	$32,984
Total expenses	18,374	13,534	15,972
Performance based incentive fees waived	(1,184)	(79)	—
Net expenses	17,190	13,455	15,972
Net investment income before excise tax	13,900	12,322	17,012
Provision (credit) for excise tax	34	25	(87)
Net investment income	13,866	12,297	17,099
Net realized gain (loss) on investments	645	(21,191)	(7,776)
Net unrealized (depreciation) appreciation on investments	(1,501)	18,485	(14,236)
Net increase (decrease) in net assets resulting from operations	$13,010	$9,591	$(4,913)
Average debt investments, at fair value	$200,911	$170,685	$221,257
Average borrowings outstanding	$99,415	$75,960	$102,875

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $5.3 million, or 20.6%, to $31.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. For the year ended December 31, 2018, total investment income consisted primarily of $28.8 million in interest income from investments, which included $6.0 million in income from the accretion of origination fees and ETP, $2.0 million in fee income and $0.2 million in dividend income. Interest income on debt investments increased by $5.0 million, or 21.1%, to $28.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Interest income on investments increased primarily due to an increase of $30.2 million, or 17.7%, in the average size of our debt investment portfolio and an increase in LIBOR which is the base rate for most of our variable rate debt investments for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Fee income, which includes success fee and prepayment fee income on debt investments, remained flat at $2.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.

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

The following table shows our dollar-weighted annualized yield for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
Investment type:	2018	2017	2016
Debt investments(1)(2)	15.3%	15.1%	14.9%
Debt investments and equity investment in HSLFI(1)(3)(4)	15.2%	15.1%	14.9%
Equity investment in HSLFI(1)(4)(5)	9.0%	—	—
All investments(1)(6)	13.9%	14.0%	14.4%

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (1) total related investment income during the period divided by (2) the average of the fair value of the investment type outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investment type is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors

(2)	Excludes any yield from warrants, equity, other investments and equity investment in HSLFI. Related investment income includes interest income and fee income from debt investments.

(3)	Excludes any yield from warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments and dividend income from equity investment in HSLFI.

(4)	HSLFI was formed on June 1, 2018. There was no yield from equity investment in HSLFI for the years ended December 31, 2017 and 2016.

(5)	Excludes any yield from debt investments, warrants, equity and other investments. Related investment income includes dividend income from equity investment in HSLFI.

(6)	Includes any yield from debt investments, warrants, equity, other investments and equity investment in HSFLI. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 25%, 14% and 17% of investment income for the years ended December 31, 2018, 2017 and 2016, respectively.

Expenses

Total net expenses increased by $3.7 million, or 27.8%, to $17.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Total net expenses decreased by $2.5 million, or 15.8%, to $13.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $1.2 million, or 23.1%, to $6.4 million for the year ended December  1, 2018 as compared to the year ended December 31, 2017. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $23.5 million, or 30.9%, which was partially offset by the acceleration of $0.2 million of unamortized debt issuance costs related to the redemption of the 2019 Notes. Interest expense decreased by $0.7 million, or 12.1%, to $5.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings of $26.9 million, or 26.2%, which was partially offset by the acceleration of $0.2 million of unamortized debt issuance costs related to the redemption of the 2019 Notes and an increase in our effective cost of debt for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Base management fee expense increased by $0.8 million, or 20.9%, to $4.6 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to an increase of $30.2 million, or 17.7%, in the average size of our investment portfolio for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Base management fee expense decreased by $0.9 million, or 19.9%, to $3.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to a decrease of $50.6 million, or 22.9%, in the average size of our investment portfolio for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

On March 6, 2018, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees will not be subject to recoupment. During the year ended December 31, 2018, our Advisor waived performance based incentive fees of $1.2 million which our Advisor would have otherwise earned. This resulted in $1.2 million of reduced expense and additional net investment income for the year ended December 31, 2018.

Performance based incentive fee expense, net of waiver, increased by $1.6 million, or 96.3%, to $3.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was due to (i) an increase of $3.1 million, or 22.6%, to $17.1 million in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and (ii) an increase in the Incentive Fee Cap calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2018 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters. Performance based incentive fee expense, net of waivers, decreased by $0.5 million, or 23.1%, to $1.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to a decrease of $5.3 million, or 27.5%, to $13.9 million in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The Incentive Fee Cap and Deferral Mechanism resulted in $1.1 million of reduced incentive fee expense and thus increased net investment income for the year ended December 31, 2017. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap for the year ended December 31, 2017 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

In 2018 and 2017, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2018 and 2017, we elected to carry forward taxable income in excess of current year distributions of $1.3 million and $1.0 million, respectively. At December 31, 2018 and 2017, excise tax payable of $0.03 million was recorded.

Administrative fee expense, professional fees and general and administrative expenses were $3.0 million, $2.9 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

During the year ended December 31, 2018, we realized net gains totaling $0.6 million primarily due to gains realized on the sale of equity received upon the exercise of warrants. During the year ended December 31, 2017, we realized net losses totaling $21.2 million primarily due to the resolution of four debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants. One debt investment was settled, which resulted in a realized loss of $5.8 million and unrealized appreciation of $5.8 million. One debt investment was settled for net cash proceeds of $1.3 million, which resulted in a realized loss of $3.0 million and unrealized appreciation of $2.8 million. Two debt investments were settled for a royalty and sale agreements collectively fair valued at $7.5 million, which resulted in a realized loss of $12.4 million and unrealized appreciation of $11.8 million. During the year ended December 31, 2016, we realized net losses totaling $7.8 million primarily due to the resolution of three debt investments. One debt investment was settled for net cash proceeds of $3.6 million, which resulted in a realized loss of $4.5 million and unrealized appreciation of $4.6 million. One debt investment was settled for net cash proceeds of $0.2 million and a royalty and sale agreement fair valued at $0.4 million, which resulted in a realized loss of $2.2 million and unrealized appreciation of $2.2 million. One debt investment was settled for cash proceeds which resulted in a realized loss of $0.9 million and unrealized appreciation of $0.7 million.

During the year ended December 31, 2018, net unrealized depreciation on investments totaled $1.5 million which was primarily due to the unrealized depreciation on our warrant and equity investments in public companies. During the year ended December 31, 2017, net unrealized appreciation on investments totaled $18.5 million which was primarily due to the reversal of previously recorded unrealized depreciation on four debt investments that were settled during the period. During the year ended December 31, 2016, net unrealized depreciation on investments totaled $14.2 million which was primarily due to the unrealized depreciation on three debt investments offset by the reversal of previously recorded unrealized depreciation on one debt investment.

Liquidity and capital resources

As of December 31, 2018 and 2017, we had cash of $12.6 million and $6.6 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities, issuance of our public debt offerings.

On April 27, 2018, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2019 or the repurchase of $5.0 million of our common stock. During the year ended December 31, 2018, we did not repurchase any shares of our common stock. During the year ended December 31, 2017, we repurchased 5,923 shares of our common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. During the year ended December 31, 2016, we repurchased 48,160 shares of our common stock at an average price of $10.66 on the open market for a total cost of $0.5 million. From the inception of the stock repurchase program through December 31, 2018, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At December 31, 2018 and 2017, the outstanding principal balance under the Key Facility was $90.5 million and $58.0 million, respectively. As of December 31, 2018 and 2017, we had borrowing capacity under the Key Facility of $34.5 million and $37.0 million, respectively. At December 31, 2018 and 2017, $0.9 million and $23.6 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $12.1 million for the year ended December 31, 2018, and our financing activities provided cash of $18.1 million for the same period. Our operating activities used cash primarily for investments made in portfolio companies and HSLFI, partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from advances on our Key Facility partially offset by repayment of our Key Facility and payment of distributions to our stockholders.

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

In order to remain subject to taxation as a RIC, we intend to distribute to our stockholders all or substantially all of our investment company taxable income. In addition, as a BDC, we are required to maintain asset coverage of at least 150%. This requirement limits the amount that we may borrow.

We believe that our current cash, cash generated from operations, and funds available from our Key Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current borrowings

The following table shows our borrowings as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$125,000	$90,500	$34,500	$95,000	$58,000	$37,000
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	162,375	127,875	34,500	132,375	95,375	37,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,022)	—	—	(1,300)	—
Total borrowings outstanding, net	$162,375	$126,853	$34,500	$132,375	$94,075	$37,000

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 2.50% and 1.56% as of December 31, 2018 and 2017, respectively. The interest rates in effect were 5.60% and 4.61% as of December 31, 2018 and 2017, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. On December 28, 2018, we amended the Key Facility, increasing the aggregate commitments under the Key Facility by $25 million to $125 million. The Key Facility is collateralized by debt investments held by Credit II and permits an advance rate of up to fifty percent (50%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. The period during which we may request advances under the Key Facility, or the Revolving Period, extends through April 6, 2021. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. The maturity of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable is on April 6, 2023.

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

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December, 31, 2018, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

Other assets

As of December 31, 2018 and 2017, other assets were $1.8 million and $1.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2018:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$127,875	$12,674	$66,681	$48,520	$—
Unfunded commitments	27,500	27,500	—	—	—
Total	$155,375	$40,174	$66,681	$48,520	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2018, we had such unfunded commitments of $27.5 million. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of December 31, 2018, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. If our common stock is trading above NAV, a stockholder receiving distributions in the form of additional shares of our common stock will be treated as receiving a distribution of an amount equal to the fair market value of such shares of our common stock. We may use newly issued shares to implement the DRIP, or we may purchase shares in the open market in connection with our obligations under the DRIP.

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2018, 2017 and 2016, we paid the Advisor $7.8 million, $5.4 million and $6.9 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is 60% owned by HTF Holdings LLC, which is 100% owned by HTF. By virtue of their ownership interest in HTF, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the years ended December 31, 2018, 2017 and 2016, we paid the Advisor $0.7 million, $0.7 million and $0.9 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the year ended December 31, 2018, we did not receive any payments from debt investments on non-accrual status. For the year ended December 31, 2017, we recognized as interest income interest payments of $0.1 million received from one portfolio company whose debt investment was on non-accrual status. For the year ended December 31, 2016, we did not recognize interest income from debt investments on non-accrual status.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the period June 1, 2018 (the commencement of HSLFI’s operations) through December 31, 2018, HSLFI distributed $0.3 million classified as dividend income to us.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services – Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2018 and 2017.

Recently adopted accounting pronouncements

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies disclosure requirements for the fair value measurement of Level 3 securities of public companies. This guidance is effective for annual and interim periods beginning on or after December 15, 2019 and early adoption is permitted. We elected to early adopt ASU 2018-13 for the year ended December 31, 2018. As a result, no significant changes were made to our disclosures in the notes to the consolidated financial statements.

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, or the SEC Release, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The SEC Release is effective for all filings on or after November 5, 2018. As required, we adopted the SEC Release for the year ended December 31, 2018. The SEC Release required changes to the presentation of our Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. Prior to adoption, we presented distributable earnings on the Consolidated Statements of Assets and Liabilities and the Consolidated Statement of Net Assets as three components: 1) distributions in excess of net investment income; 2) net unrealized depreciation on investments; and 3) net realized loss on investments. Upon adoption, we present distributable earnings in total on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. The changes in presentation have been retrospectively applied to the Consolidated Statement of Assets and Liabilities as of December 31, 2017 and to the Consolidated Statements of Changes in Net Assets for the years ended December 31, 2017 and 2016.

Recent development

On March 5, 2019, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2018 and 2017, 99% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our December 31, 2018 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at December 31, 2018, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

Change in basis points	Investment Income	Interest Expense	Change in Net Assets(1)
	(In thousands)
Up 300 basis points	$6,915	$2,753	$4,162
Up 200 basis points	$4,584	$1,835	$2,749
Up 100 basis points	$2,253	$918	$1,335
Down 300 basis points	$(2,184)	$(1,467)	$(717)
Down 200 basis points	$(2,128)	$(1,467)	$(661)
Down 100 basis points	$(1,680)	$(918)	$(762)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which appears in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Horizon Technology Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian or borrower or by other appropriate auditing procedures where replies from the custodian or borrower were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

New York, New York
March 5, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Horizon Technology Finance Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Horizon Technology Finance Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and our report dated March 5, 2019 expressed an unqualified opinion.

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
March 5, 2019

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,
	2018	2017

Assets
Non-affiliate investments at fair value (cost of $229,772 and $219,303, respectively)	$227,624	$218,600
Non-controlled affiliate investments at fair value (cost of $7,887 and $3,774, respectively) (Note 5)	7,574	3,499
Controlled affiliate investments at fair value (cost of $13,262 and $0, respectively) (Note 5)	13,243	—
Total investments at fair value (cost of $250,921 and $223,077, respectively) (Note 4)	248,441	222,099
Cash	12,591	6,594
Interest receivable	3,966	3,986
Other assets	1,751	1,467
Total assets	$266,749	$234,146

Liabilities
Borrowings (Note 7)	$126,853	$94,075
Distributions payable	3,461	3,456
Base management fee payable (Note 3)	422	379
Incentive fee payable (Note 3)	991	541
Other accrued expenses	765	620
Total liabilities	132,492	99,071

Commitments and contingencies (Notes 8 and 9)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 11,702,594 and 11,687,871 shares issued and 11,535,129 and 11,520,406 shares outstanding as of December 31, 2018 and 2017, respectively	12	12
Paid-in capital in excess of par	179,616	179,641
Distributable earnings(1)	(45,371)	(44,578)
Total net assets	134,257	135,075
Total liabilities and net assets	$266,749	$234,146
Net asset value per common share	$11.64	$11.72

(1)	See Note 2. Basis of presentation and significant accounting policies.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Investment income
Interest income on non-affiliate investments	$28,061	$23,538	$31,397
Interest income on affiliate investments	725	225	—
Total interest income on investments	28,786	23,763	31,397
Fee income
Prepayment fee income on non-affiliate investments	1,159	1,432	794
Fee income on non-affiliate investments	867	567	793
Fee income on affiliate investments	23	15	—
Total fee income	2,049	2,014	1,587
Dividend income
Dividend income on controlled affiliate investments	255	—	—
Total dividend income	255	—	—
Total investment income	31,090	25,777	32,984
Expenses
Interest expense	6,363	5,167	5,878
Base management fee (Note 3)	4,578	3,786	4,727
Performance based incentive fee (Note 3)	4,393	1,714	2,126
Administrative fee (Note 3)	708	699	869
Professional fees	1,343	1,365	1,486
General and administrative	989	803	886
Total expenses	18,374	13,534	15,972
Performance based incentive fees waived (Note 3)	(1,184)	(79)	—
Net expenses	17,190	13,455	15,972
Net investment income before excise tax	13,900	12,322	17,012
Provision (credit) for excise tax (Note 8)	34	25	(87)
Net investment income	13,866	12,297	17,099

Net realized and unrealized loss on investments
Net realized gain (loss) on non-affiliate investments	645	(21,191)	(7,776)
Net realized gain (loss) on investments	645	(21,191)	(7,776)
Net unrealized (depreciation) appreciation on non-affiliate investments	(1,445)	18,506	(14,236)
Net unrealized depreciation on affiliate investments	(37)	(21)	—
Net unrealized depreciation on controlled affiliate investments	(19)	—	—
Net unrealized (depreciation) appreciation on investments	(1,501)	18,485	(14,236)

Net realized and unrealized loss on investments	(856)	(2,706)	(22,012)

Net increase (decrease) in net assets resulting from operations	$13,010	$9,591	$(4,913)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Net investment income per common share	$1.20	$1.07	$1.48
Net increase (decrease) in net assets per common share	$1.13	$0.83	$(0.43)
Distributions declared per share	$1.20	$1.20	$1.335
Weighted average shares outstanding	11,527,777	11,516,846	11,543,708

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings(1)	Assets
Balance at December 31, 2015	11,535,212	$12	$179,707	$(19,968)	$159,751
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	17,099	17,099
Net realized loss on investments	—	—	—	(14,236)	(14,236)
Net unrealized depreciation on investments	—	—	—	(7,776)	(7,776)
Issuance of common stock under dividend reinvestment plan	23,372	—	273	—	273
Repurchase of common stock	(48,160)	—	(516)	—	(516)
Distributions declared	—	—	—	(15,403)	(15,403)
Reclassification of permanent tax differences (Note 2)	—	—	87	(87)	—
Balance at December 31, 2016	11,510,424	12	179,551	(40,371)	139,192
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	12,297	12,297
Net realized loss on investments	—	—	—	(21,191)	(21,191)
Net unrealized appreciation on investments	—	—	—	18,485	18,485
Issuance of common stock under dividend reinvestment plan	15,905	—	174	—	174
Repurchase of common stock	(5,923)	—	(59)	—	(59)
Distributions declared	—	—	—	(13,823)	(13,823)
Reclassification of permanent tax differences (Note 2)	—	—	(25)	25	—
Balance at December 31, 2017	11,520,406	12	179,641	(44,578)	135,075
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	13,866	13,866
Net realized gain on investments	—	—	—	645	645
Net unrealized depreciation on investments	—	—	—	(1,501)	(1,501)
Financing costs	—	—	(155)	—	(155)
Issuance of common stock under dividend reinvestment plan	14,723	—	164	—	164
Distributions declared	—	—	—	(13,837)	(13,837)
Reclassification of permanent tax differences (Note 2)	—	—	(34)	34	—
Balance at December 31, 2018	11,535,129	$12	$179,616	$(45,371)	$134,257

(1)	See Note 2. Basis of presentation and significant accounting policies.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,010	$9,591	$(4,913)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	554	795	562
Net realized (gain) loss on investments	(645)	21,191	7,776
Net unrealized depreciation (appreciation) on investments	1,501	(18,485)	14,236
Purchase of investments	(101,257)	(135,556)	(59,858)
Principal payments received on investments	84,439	103,790	95,710
Investments in controlled affiliate investments	(13,262)	—	—
Proceeds from sale of investments	4,453	1,840	984
Dividend income from controlled affiliate investments	255	—	—
Distributions from controlled affiliate investments	(255)	—	—
Equity received in settlement of fee income	(299)	—	—
Warrants received in settlement of fee income	(161)	—	—
Changes in assets and liabilities:
Net decrease in investments in money market funds	—	—	285
Net decrease in restricted investments in money market funds	—	—	1,091
Decrease (increase) in interest receivable	99	(87)	211
(Increase) decrease in end-of-term payments	(79)	1,437	(1,861)
Decrease in unearned income	(1,043)	(176)	(712)
(Increase) decrease in other assets	(6)	289	—
Increase (decrease) in other accrued expenses	145	(53)	(125)
Increase (decrease) in base management fee payable	43	42	(48)
Increase (decrease) in incentive fee payable	450	541	(1,028)
Net cash (used in) provided by operating activities	(12,058)	(14,841)	52,310

Cash flows from financing activities:
Proceeds from issuance of 2022 Notes	—	37,375	—
Repayment of 2019 Notes	—	(33,000)	—
Repayment of Asset-Backed Notes	—	—	(14,546)
Advances on credit facility	52,500	92,000	10,000
Repayment of credit facility	(20,000)	(97,000)	(15,000)
Distributions paid	(13,668)	(13,646)	(15,657)
Repurchase of common stock	—	(59)	(516)
Debt issuance costs	(622)	(1,370)	(221)
Financing costs	(155)	—	—
Net cash provided by (used in) financing activities	18,055	(15,700)	(35,940)
Net increase (decrease) in cash	5,997	(30,541)	16,370

Cash:
Beginning of period	6,594	37,135	20,765
End of period	$12,591	$6,594	$37,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,671	$4,397	$5,305
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$1,457	$2,463	$554
Distributions payable	$3,461	$3,456	$3,453
End of term payments receivable	$3,015	$2,936	$5,074

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 169.6% (8)
Non-Affiliate Debt Investments — 156.3% (8)
Non-Affiliate Debt Investments — Life Science — 49.9% (8)
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor	$2,500	$2,450	$2,450
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (9.98% cash (Libor + 7.63%; Floor	2,500	2,450	2,450
		9.63%), 4.00% ETP, Due 7/1/22)
Espero BioPharma, Inc. (2)(12)	Biotechnology	Term Loan (12.25% cash (Libor + 9.9%; Floor	5,000	4,760	4,760
		12.00%), 4.00% ETP, Due 6/30/19)
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	Term Loan (10.85% cash (Libor + 8.50%; Floor	1,167	1,156	1,156
		9.00%), 5.00% ETP, Due 8/1/19)
		Term Loan (10.85% cash (Libor + 8.50%; Floor	1,167	1,167	1,167
		9.00%), 3.27% ETP, Due 8/1/19)
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (12.35% cash (Libor + 10.00%; Floor	4,167	4,136	4,136
		10.50%), 6.00% ETP, Due 5/1/20)
		Term Loan (12.35% cash (Libor + 10.00%; Floor	3,281	3,250	3,250
		10.50%), 6.00% ETP, Due 10/1/20)
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	Term Loan (10.75% cash (Libor + 8.40%; Floor	1,600	1,495	1,495
		9.50%), 5.00% ETP, Due 6/1/21)
Aerin Medical, Inc. (2)(12)	Medical Device	Term Loan (9.80% cash (Libor + 7.45%; Floor	4,000	3,891	3,891
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (9.80% cash (Libor + 7.45%; Floor	3,000	2,966	2,966
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (9.80% cash (Libor + 7.45%; Floor	3,000	2,966	2,966
		8.75%), 4.00% ETP, Due 1/1/22)
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (10.35% cash (Libor + 8.00%; Floor	4,000	3,949	3,949
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (10.35% cash (Libor + 8.00%; Floor	4,000	3,949	3,949
		9.25%), 6.00% ETP, Due 6/1/21)
		Term Loan (10.35% cash (Libor + 8.00%; Floor	4,000	3,949	3,949
		9.25%), 6.00% ETP, Due 6/1/21)
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.28% cash (Libor + 7.93%; Floor	6,000	5,768	5,768
		10.00%), 5.00% ETP, Due 10/1/22)
Lantos Technologies, Inc. (2)(12)	Medical Device	Term Loan (10.78% cash (Libor + 8.43%; Floor	4,000	3,563	3,563
		10.00%), 6.00% ETP, Due 9/1/21)
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.02% cash (Libor + 7.68%; Floor	3,750	3,623	3,623
		9.50%), 4.00% ETP, Due 8/1/22)
		Term Loan (10.14% cash (Libor + 7.68%; Floor	3,750	3,638	3,638
		9.50%), 4.00% ETP, Due 8/1/22)
VERO Biotech LLC (2)(12)	Medical Device	Term Loan (10.35% cash (Libor + 8.00%; Floor	4,000	3,950	3,950
		9.25%), 5.00% ETP, Due 1/1/22)
		Term Loan (10.35% cash (Libor + 8.00%; Floor	4,000	3,950	3,950
		9.25%), 5.00% ETP, Due 1/1/22)
Total Non-Affiliate Debt Investments — Life Science				67,026	67,026
Non-Affiliate Debt Investments — Technology — 88.9% (8)
Audacy Corporation (2)(12)	Communications	Term Loan (10.25% cash (Libor + 7.90%; Floor	4,000	3,936	3,636
		9.50%), 5.00% ETP, Due 7/1/22)
Intelepeer Holdings, Inc. (2)(12)	Communications	Term Loan (12.30% cash (Libor + 9.95%; Floor	4,000	3,948	3,948
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (12.30% cash (Libor + 9.95%; Floor	3,000	2,955	2,955
		11.25%), 2.50% ETP, Due 2/1/21)
Food52, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.90% cash (Libor + 8.40%; Floor	3,000	2,918	2,918
		10.90%), 3.00% ETP, Due 1/1/23)
		Term Loan (10.90% cash (Libor + 8.40%; Floor	3,000	2,918	2,918
		10.90%), 3.00% ETP, Due 1/1/23)
Mohawk Group Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (9.90% cash (Libor + 7.40%; Floor	5,000	4,885	4,885
		9.90%), 4.00% ETP, Due 1/1/23)
		Term Loan (9.90% cash (Libor + 7.40%; Floor	5,000	4,885	4,885
		9.90%), 4.00% ETP, Due 1/1/23)
		Term Loan (9.90% cash (Libor + 7.40%; Floor	5,000	4,885	4,885
		9.90%), 4.00% ETP, Due 1/1/23)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Kaminario, Inc. (2)(12)	Data Storage	Term Loan (10.87% cash (Libor + 8.40%; Floor	5,000	4,918	4,918
		10.65%), 3.00% ETP, Due 1/1/23)
		Term Loan (10.87% cash (Libor + 8.40%; Floor	5,000	4,917	4,917
		10.65%), 3.00% ETP, Due 1/1/23)
IgnitionOne, Inc. (2)(12)	Internet and Media	Term Loan (12.58% cash (Libor + 10.23%; Floor	3,000	2,871	2,871
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.58% cash (Libor + 10.23%; Floor	3,000	2,871	2,871
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.58% cash (Libor + 10.23%; Floor	3,000	2,871	2,871
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.58% cash (Libor + 10.23%; Floor	3,000	2,871	2,871
		10.23%), 2.00% ETP, Due 4/1/22)
Jump Ramp Games, Inc. (2)(12)	Internet and Media	Term Loan (12.08% cash (Libor + 9.73%),	4,000	3,960	3,960
		3.00% ETP, Due 4/1/21)
Kixeye, Inc. (2)(12)	Internet and Media	Term Loan (11.95% cash (Libor + 9.60%; Floor	2,700	2,617	2,617
		10.75%), 2.00% ETP, Due 5/1/21)
		Term Loan (11.95% cash (Libor + 9.60%; Floor	2,700	2,661	2,661
		10.75%), 2.00% ETP, Due 5/1/21)
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Term Loan (11.75% cash (Libor + 9.40%; Floor	4,000	3,952	3,952
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (11.75% cash (Libor + 9.40%; Floor	4,000	3,952	3,952
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (11.75% cash (Libor + 9.40%; Floor	2,000	1,973	1,973
		10.50%), 3.00% ETP, Due 11/1/21)
Verve Wireless, Inc. (2)(12)	Internet and Media	Term Loan (11.15% cash (Libor + 8.80%; Floor	3,300	3,172	3,172
		10.80%), 3.33% ETP, Due 9/1/21)
Zinio Holdings, LLC (2)(12)	Internet and Media	Term Loan (13.60% cash (Libor + 11.25%; Floor	3,225	3,213	3,213
		11.75%), 6.00% ETP, Due 2/1/20)
The NanoSteel Company, Inc. (2)(12)	Materials	Term Loan (11.00% cash (Libor + 8.50%; Floor	4,250	4,186	4,186
		11.00%), 4.0% ETP, Due 6/1/22)
		Term Loan (11.00% cash (Libor + 8.50%; Floor	4,250	4,186	4,186
		11.00%), 4.0% ETP, Due 6/1/22)
Powerhouse Dynamics, Inc. (2)(12)	Power Management	Term Loan (13.05% cash (Libor + 10.70%; Floor	525	512	512
		11.20%), 3.32% ETP, Due 9/1/19)
Luxtera, Inc. (12)	Semiconductors	Term Loan (12.00% cash (Prime + 6.75%),	2,000	1,945	1,945
		Due 3/28/20)
		Term Loan (12.00% cash (Prime + 6.75%),	1,500	1,468	1,468
		Due 3/28/20)
Bridge2 Solutions, LLC. (2)(12)	Software	Term Loan (11.60% cash (Libor + 9.25%; Floor	5,000	4,835	4,835
		10.50%), 2.00% ETP, Due 11/1/21)
		Term Loan (11.60% cash (Libor + 9.25%; Floor	5,000	4,835	4,835
		10.50%), 2.00% ETP, Due 11/1/21)
Education Elements, Inc. (2)(12)	Software	Term Loan (12.35% cash (Libor + 10.00%; Floor	350	346	346
		10.50%), 4.00% ETP, Due 8/1/19)
New Signature US, Inc. (2)(12)(13)	Software	Term Loan (10.85% cash (Libor + 8.50%; Floor	2,750	2,699	2,699
		10.50%), 3.50% ETP, Due 7/1/22)
SIGNiX, Inc. (12)	Software	Term Loan (13.35% cash (Libor + 11.00%; Floor	1,845	1,790	1,555
		11.50%), 8.67% ETP, Due 2/1/20)
xAd, Inc. (2)(12)	Software	Term Loan (11.05% cash (Libor + 8.70%; Floor	5,000	4,923	4,923
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (11.05% cash (Libor + 8.70%; Floor	5,000	4,923	4,923
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (11.05% cash (Libor + 8.70%; Floor	3,000	2,954	2,954
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (11.05% cash (Libor + 8.70%; Floor	2,000	1,969	1,969
		10.00%), 4.75% ETP, Due 11/1/21)
Total Non- Affiliate Debt Investments — Technology				119,720	119,185
Non-Affiliate Debt Investments — Healthcare information and services — 17.5% (8)
Catasys, Inc. (2)(5)(12)	Software	Term Loan (10.10% cash (Libor + 7.75%;	2,500	2,478	2,478
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
		Term Loan (10.10% cash (Libor + 7.75%;	2,500	2,478	2,478
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
		Term Loan (10.10% cash (Libor + 7.75%;	2,500	2,477	2,477
		Floor 9.75%), 6.00% ETP, Due 3/1/22)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
HealthEdge Software, Inc. (2)(12)	Software	Term Loan (10.60% cash (Libor + 8.25%;	5,000	4,948	4,948
		Floor 9.25%), 3.00% ETP, Due 7/1/22)
		Term Loan (10.60% cash (Libor + 8.25%;	3,750	3,704	3,704
		Floor 9.25%), 3.00% ETP, Due 1/1/23)
		Term Loan (10.60% cash (Libor + 8.25%;	3,750	3,701	3,701
		Floor 9.25%), 3.00% ETP, Due 4/1/23)
		Term Loan (10.69% cash (Libor + 8.25%;	3,750	3,696	3,696
		Floor 9.25%), 3.00% ETP, Due 1/1/24)
Total Non- Affiliate Debt Investments — Healthcare information and services				23,482	23,482
Total Non- Affiliate Debt Investments				210,228	209,693

Non-Affiliate Warrant Investments — 6.9% (8)
Non-Affiliate Warrants — Life Science — 1.5% (8)
ACT Biotech Corporation	Biotechnology	130,872 Preferred Stock Warrants		12	—
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,634 Common Stock Warrants		122	—
Celsion Corporation (2)(5)(12)	Biotechnology	95,465 Common Stock Warrants		79	1
Espero BioPharma, Inc. (2)(5)(12)	Biotechnology	1,506,937 Common Stock Warrants		184	185
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	—
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	608,058 Common Stock Warrants		51	34
Revance Therapeutics, Inc. (5)(12)	Biotechnology	34,113 Common Stock Warrants		68	210
Sample6, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	26
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	356
Sunesis Pharmaceuticals, Inc. (5)(12)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	1
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	2,240,000 Common Stock Warrants		95	89
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants		24	28
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,182 Preferred Stock Warrants		66	68
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	720,000 Preferred Stock Warrants		95	99
CSA Medical, Inc. (12)	Medical Device	745,562 Preferred Stock Warrants		89	86
Lantos Technologies, Inc. (2)(12)	Medical Device	1,715,926 Common Stock Warrants		253	285
MacuLogix, Inc. (2)(12)	Medical Device	234,742 Preferred Stock Warrants		179	90
Mitralign, Inc. (2)(12)	Medical Device	64,190 Common Stock Warrants		52	1
NinePoint Medical, Inc. (2)(12)	Medical Device	29,102 Preferred Stock Warrants		33	6
ReShape Lifesciences Inc. (5)(12)	Medical Device	121 Common Stock Warrants		341	—
Tryton Medical, Inc. (2)(12)	Medical Device	122,362 Preferred Stock Warrants		15	13
VERO Biotech LLC (2)(12)	Medical Device	800 Common Stock Warrants		53	331
Total Non-Affiliate Warrants — Life Science				2,002	1,909
Non-Affiliate Warrants — Technology — 4.8% (8)
Audacy Corporation (2)(12)	Communications	1,545,575 Preferred Stock Warrants		194	—
Intelepeer Holdings, Inc. (2)(12)	Communications	1,171,549 Preferred Stock Warrants		94	57
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	158
Food52, Inc. (2)(12)	Consumer-related Technologies	102,941 Preferred Stock Warrants		104	104
Gwynnie Bee, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	820
Le Tote, Inc. (2)(12)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	368
Mohawk Group Holdings, Inc. (2)(12)	Consumer-related Technologies	300,000 Common Stock Warrants		195	195
Rhapsody International Inc. (2)(12)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
Kaminario, Inc. (2)(12)	Data Storage	9,981,346 Preferred Stock Warrants		124	161
IgnitionOne, Inc. (2)(12)	Internet and Media	262,910 Preferred Stock Warrants		672	665
Jump Ramp Games, Inc. (2)(12)	Internet and Media	159,766 Preferred Stock Warrants		32	1
Kixeye, Inc. (2)(12)	Internet and Media	791,251 Preferred Stock Warrants		75	61
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants		92	76
Verve Wireless, Inc. (2)(12)	Internet and Media	112,805 Common Stock Warrants		120	120
The NanoSteel Company, Inc. (2)(12)	Materials	467,277 Preferred Stock Warrants		233	567
Powerhouse Dynamics, Inc. (2)(12)	Power Management	348,838 Preferred Stock Warrants		33	—
Avalanche Technology, Inc. (2)(12)	Semiconductors	202,602 Preferred Stock Warrants		101	53
Luxtera, Inc.(2)(12)	Semiconductors	3,546,553 Preferred Stock Warrants		213	744
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants		80	426

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Bolt Solutions Inc. (2)(12)	Software	202,892 Preferred Stock Warrants		113	—
Bridge2 Solutions, Inc. (2)(12)	Software	125,458 Common Stock Warrants		432	756
BSI Platform Holdings, LLC (2)(12)(13)	Software	137,500 Preferred Stock Warrants		19	19
Clarabridge, Inc. (12)	Software	53,486 Preferred Stock Warrants		14	106
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants		28	23
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		22	286
Metricly, Inc. (12)	Software	41,569 Common Stock Warrants		48	—
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	36
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants		118	114
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants		225	35
Skyword, Inc. (12)	Software	301,056 Preferred Stock Warrants		48	3
Sys-Tech Solutions, Inc. (2)(12)	Software	375,000 Preferred Stock Warrants		242	429
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants		42	—
xAd, Inc. (2)(12)	Software	4,343,350 Preferred Stock Warrants		177	251
Total Non-Affiliate Warrants — Technology				4,289	6,634
Non-Affiliate Warrants — Cleantech — 0.1% (8)
Renmatix, Inc. (2)(12)	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants		100	112
Total Non-Affiliate Warrants — Cleantech				168	112
Non-Affiliate Warrants — Healthcare information and services — 0.5% (8)
LifePrint Group, Inc. (2)(12)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants		42	—
Singulex, Inc. (12)	Other Healthcare	294,231 Preferred Stock Warrants		44	45
Verity Solutions Group, Inc. (12)	Other Healthcare	300,360 Preferred Stock Warrants		100	65
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		74	62
HealthEdge Software, Inc. (2)(12)	Software	205,481 Preferred Stock Warrants		83	71
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		60	212
Recondo Technology, Inc. (2)(12)	Software	556,796 Preferred Stock Warrants		95	212
Total Non-Affiliate Warrants — Healthcare information and services				527	669
Total Non-Affiliate Warrants				6,986	9,324

Non-Affiliate Other Investments — 5.7% (8)
Espero Pharmaceuticals, Inc. (12)	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		142	700
Vette Technology, LLC (12)	Data Storage	Royalty Agreement Due 4/18/2019		4,173	40
Triple Double Holdings, LLC (12)	Software	License Agreement		2,200	2,200
Total Non-Affiliate Other Investments				11,815	7,640

Non-Affiliate Equity — 0.7% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		238	436
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	103
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	5
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	83
Verve Wireless, Inc. (2)(12)	Internet and Media	100,598 Preferred Stock		225	225
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		74	74
TruSignal, Inc. (12)	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				743	967
Total Non-Affiliate Portfolio Investment Assets				$229,772	$227,624

Non-controlled Affiliate Investments — 5.6% (8)
Non-controlled Affiliate Debt Investments — Technology — 5.0% (8)
Decisyon, Inc. (12)	Software	Term Loan (14.658% cash (Libor + 12.308%; Floor	$1,523	$1,522	$1,464
		12.50%), 8.00% ETP, Due 12/1/20)
		Term Loan (14.658% cash (Libor + 12.308%; Floor	833	795	764
		12.50%), 8.00% ETP, Due 12/1/20)
		Term Loan (12.02% cash, Due 12/31/19)	250	250	240
		Term Loan (12.03% cash, Due 12/31/19)	250	250	240
		Term Loan (12.24% cash, Due 12/31/19)	750	750	721
		Term Loan (13.08% cash, Due 12/31/19)	300	300	289
		Term Loan (13.10% cash, Due 12/31/19)	200	200	192

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
StereoVision Imaging, Inc. (12)	Software	Term Loan (9.38% Cash (Libor + 7.03%; Floor	3,200	2,798	2,798
		8.50%), 8.50% ETP, Due 9/1/21) (11)
Total Non-controlled Affiliate Debt Investments — Technology				6,865	6,708

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—

Non-controlled Affiliate Equity — Technology — 0.6% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (12)	Software	1,943,572 Common Stock		791	791
Total Non-controlled Affiliate Equity				976	866
Total Non-controlled Affiliate Portfolio Investment Assets				$7,887	$7,574

Controlled Affiliate Investments — 9.9% (8)
Controlled Affiliate Equity — Financial — 9.9% (8)
Horizon Secured Loan Fund I LLC (12)(14)	Investment funds			$13,262	$13,243
Total Controlled Affiliate Equity				13,262	13,243
Total Controlled Affiliate Portfolio Investment Assets				$13,262	$13,243

Total Portfolio Investment Assets — 185.1%(8)				$250,921	$248,441

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the revolving credit facility with KeyBank National Association (the “Key Facility”).

(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	As of December 31, 2018, 5.0% of the Company’s total investments on a cost and fair value basis are in non-qualifying assets. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2018, there were no debt investments on non-accrual status. As of December 31, 2017, there was one investment on non-accrual status with a cost of $3.0 million and a fair value of $2.9 million. For the year ended December 31, 2018, the Company did not receive any payments from debt investments on non-accrual status. For the year ended December 31, 2017, the Company recognized, as interest income, payments of $0.1 million received from one portfolio company whose debt investment was on non-accrual status. For the year ended December 31, 2016, the Company did not recognize interest income from debt investments on non-accrual status.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2018, 2017 and 2016 was 6.5%, 6.0% and 10.8%, respectively.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the period June 1, 2018 (the commencement of HSLFI’s operations) through December 31, 2018, HSLFI distributed $0.3 million classified as dividend income to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of December 31, 2018 and 2017 was $2.2 million and $2.1 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of December 31, 2018 and 2017 were $2.4 million and $1.8 million, respectively. The amortization expense for the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $0.8 million and $0.6 million, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Topic 946, Financial Services—Investment Companies, of the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2018, the Company reclassified $0.03 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable. For the year ended December 31, 2017, the Company reclassified $0.03 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable. For the year ended December 31, 2016, the Company reclassified $0.1 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes refunded in 2016.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2018, 2017 and 2016, $0.03 million, $0.03 million and $0.1 million, respectively, was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2018 and 2017. The 2017, 2016 and 2015 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stock Repurchase Program

On April 27, 2018, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2019 or the repurchase of $5.0 million of the Company’s common stock. During the year ended December 31, 2018, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2017, the Company repurchased 5,923 shares of its common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. During the year ended December 31, 2016, the Company repurchased 48,160 shares of its common stock at an average price of $10.66 on the open market at a total cost of $0.5 million. From the inception of the stock repurchase program through December 31, 2018, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Recently adopted accounting pronouncements

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies disclosure requirements for the fair value measurement of Level 3 securities of public companies. This guidance is effective for annual and interim periods beginning on or after December 15, 2019 and early adoption is permitted. The Company has elected to early adopt ASU 2018-13 for the year ended December 31, 2018. As a result, no significant changes were made to the Company’s disclosures in the notes to the consolidated financial statements.

Securities and Exchange Commission Disclosure Update and Simplification

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The SEC Release is effective for all filings on or after November 5, 2018. As required, the Company adopted the SEC Release for the year ended December 31, 2018. The SEC Release required changes to the presentation of the Company's Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented distributable earnings on the Consolidated Statements of Assets and Liabilities and the Consolidated Statement of Net Assets as three components: 1) distributions in excess of net investment income; 2) net unrealized depreciation on investments; and 3) net realized loss on investments. Upon adoption, the Company presents distributable earnings in total on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. The changes in presentation have been retrospectively applied to the Consolidated Statement of Assets and Liabilities as of December 31, 2017 and to the Consolidated Statements of Changes in Net Assets for the years ended December 31, 2017 and 2016.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides a reconciliation of previously disclosed components of distributable earnings on the Consolidated Statement of Assets and Liabilities as of December 31, 2017 to currently disclosed total distributable earnings on the Consolidated Statement of Assets and Liabilities as of December 31, 2017:

December 31, 2017
(In thousands)
Distributions in excess of net investment income	$(1,898)
Net unrealized depreciation on investments	(978)
Net realized loss on investments	(41,702)
Distributable earnings	$(44,578)

The following table provides a reconciliation of previously disclosed components of distributable earnings on the Consolidated Statement of Changes in Net Assets as of December 31, 2017 and 2016 to currently disclosed total distributable earnings on the Consolidated Statement of Assets and Liabilities as of December 31, 2017 and 2016:

	For the year ended December 31, 2017
	Accumulated Undistributed (Distributions in Excess of) Net Investment Income	Net Unrealized Appreciation on Investments	Net Realized Loss on Investments	Distributable Earnings
	(In thousands)
Net investment income, net of excise tax	$12,297	$—	$—	$12,297
Net unrealized appreciation on investments	—	18,485	—	18,485
Net realized loss on investments	—	—	(21,191)	(21,191)
Net increase in net assets resulting from operations	$12,297	$18,485	$(21,191)	$9,591

	For the year ended December 31, 2016
	Accumulated Undistributed (Distributions in Excess of) Net Investment Income	Net Unrealized Depreciation on Investments	Net Realized Loss on Investments	Distributable Earnings
	(In thousands)
Net investment income, net of excise tax	$17,099	$—	$—	$17,099
Net unrealized depreciation on investments	—	(14,236)	—	(14,236)
Net realized loss on investments	—	—	(7,776)	(7,776)
Net decrease in net assets resulting from operations	$17,099	$(14,236)	$(7,776)	$(4,913)

Note 3.  Related party transactions

Investment Management Agreement

The Investment Management Agreement was reapproved by the Board on July 27, 2018. On October 30, 2018, the shareholders, at a special meeting of the stockholders, approved a new Investment Management Agreement to replace the existing Investment Management Agreement which will go into effect upon a change of control of the Advisor. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Through October 30, 2018, the base management fee is calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. From and after October 31, 2018, the first date on which the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act apply to the Company, the base management fee was and will be calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage; provided, that, to the extent the Company’s gross assets (less cash and cash equivalents) exceed $250 million, the base management fee on the amount of such excess over $250 million will be calculated at an annual rate of 1.60% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. The base management fee is payable monthly in arrears and is prorated for any partial month.

The base management fee payable at December 31, 2018 and 2017 was $0.4 million. The base management fee expense was $4.6 million, $3.8 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income the Company has not yet received in cash. The incentive fee with respect to the Pre-Incentive Fee Net Investment Income is 20.00% of the amount, if any, by which the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter exceeds a hurdle rate of 1.75% (which is 7.00% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the Pre-Incentive Fee Net Investment Income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% quarterly (which is 8.75% annualized). The effect of this “catch-up” provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply.

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

On March 6, 2018, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees are not subject to recoupment. During the years ended December 31, 2018 and 2017, the Advisor waived performance based incentive fees of $1.2 million and $0.1 million, respectively, which the Advisor would have otherwise earned.

The net performance based incentive fee expense was $3.2 million, $1.6 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the years ended December 31, 2018, 2017 and 2016, which resulted in $0.2 million, $1.1 million and $1.7 million, respectively, of reduced expense and additional net investment income. The performance based incentive fee payable at December 31, 2018 and 2017 was $1.0 million and $0.5 million, respectively. The entire incentive fee payable at December 31, 2018 and 2017 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.7 million, $0.7 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.  Investments

The following table shows the Company’s investments as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Investments
Debt	$217,093	$216,401	$204,235	$203,793
Warrants	7,032	9,324	6,182	9,090
Other	11,815	7,640	12,031	7,700
Equity	1,719	1,833	629	1,516
Equity interest in HSLFI	13,262	13,243	—	—
Total investments	$250,921	$248,441	$223,077	$222,099

The following table shows the Company’s investments by industry sector as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$25,770	$25,426	$21,249	$22,694
Drug Delivery	1,590	1,584	6,918	6,860
Medical Device	47,504	47,869	37,374	37,306
Technology
Communications	11,219	10,754	19,823	19,773
Consumer-Related	21,094	22,061	11,359	12,314
Data Storage	14,132	10,036	4,226	100
Internet and Media	38,200	38,132	39,768	39,763
Materials	8,679	9,013	9,511	9,772
Networking	—	—	66	—
Power Management	545	512	1,262	1,260
Semiconductors	3,807	4,636	3,823	4,256
Software	40,942	40,912	58,516	58,744
Cleantech
Alternative Energy	68	—	68	—
Energy Efficiency	100	112	100	117
Healthcare Information and Services
Diagnostics	71	2	83	2
Other	218	172	218	165
Software	23,720	23,977	8,713	8,973
Investment funds
HSLFI	13,262	13,243	—	—
Total investments	$250,921	$248,441	$223,077	$222,099

Horizon Secured Loan Fund I LLC

On June, 1 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either the Company or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value using the same valuation methodology as described in Note 6. As of December 31, 2018, HSLFI had total assets of $26.4 million. HSLFI’s portfolio consisted of debt investments in four portfolio companies as of December 31, 2018. As of December 31, 2018, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $8.3 million and the four largest investments in portfolio companies in the HSLFI totaled $25.0 million. As of December 31, 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which the Company may directly invest.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company invests cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2018, the Company and Arena each owned 50.0% of the equity interests of HSLFI. The Company had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2018, $11.7 million was unfunded. The Company’s investment in HSLFI consisted of an equity contribution of $13.3 million as of December 31, 2018.

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

Horizon Funding I, LLC (“HFI”) was formed as a Delaware limited liability company on May 9, 2018, with HSLFI as its sole member. HFI is a special purpose bankruptcy-remote entity and is a separate legal entity from HSLFI. Any assets conveyed to HFI are not available to creditors of HSLFI or any other entity other than HFI’s lenders.

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and the Company, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement (the “NYL Facility”) with several entities owned or affiliated with New York Life Insurance Company (“Noteholders”) for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement has an investment period that ends on June 1, 2020, if not extended, followed by a five year amortization period and a scheduled final payment date of June 10, 2025, subject to any extension of the investment period. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were no advances made by the Noteholders as of December 31, 2018.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows HSLFI’s individual investments as of December 31, 2018:

Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Principal Amount	Cost of Investments(5)	Fair Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor	$2,500	$2,449	$2,449
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (9.98% cash (Libor + 7.63%; Floor	2,500	2,449	2,449
		9.63%), 4.00% ETP, Due 7/1/22)
Total Debt Investments — Life science				4,898	4,898
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.30% cash (Libor + 9.95%; Floor	4,000	3,948	3,948
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (12.30% cash (Libor + 9.95%; Floor	4,000	3,948	3,948
		11.25%), 2.50% ETP, Due 7/1/21)
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.85% cash (Libor + 8.50%; Floor	8,250	8,098	8,098
		10.50%), 3.50% ETP, Due 7/1/22)
Total Debt Investments — Technology				15,994	15,994
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.60% cash (Libor + 8.25%; Floor	3,750	3,699	3,699
		9.25%), 3.00% ETP, Due 10/1/23)
Total Debt Investments — Healthcare information and services				3,699	3,699
Total Debt Investments				24,591	24,591

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	1
Total Warrant Investments — Life science				58	1
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,280,000 Preferred Stock Warrants		49	70
BSI Platform Holdings, LLC (6)(7)(9)	Software	412,500 Preferred Stock Warrants		57	56
Total Warrant Investments — Technology				106	126
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	16
Total Warrant Investments — Healthcare information and services				16	16
Total Warrant Investments				180	143

Total Portfolio Investment Assets				$24,771	$24,734

Short Term Investments — Money Market Funds
US Bank Money Market Deposit Account (6)				$74	$74
Total Short Term Investments — Money Market Funds				$74	$74

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.

(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.

(4)	Warrants are non-income producing.

(5)	For debt investments, represents principal balance less unearned income.

(6)	Has been pledged as collateral under the NYL Facility.

(7)	The fair value of the investment was valued using significant unobservable inputs.

(8)	Portfolio company is a public company.

(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides HSLFI’s unfunded commitments by portfolio company as of December 31, 2018:

	December 31, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
New Signature US, Inc.	$3,000	$30
Total	$3,000	$30

The following tables show certain summarized financial information for HSLFI as of December 31, 2018 and for the period June 1, 2018 through December 31, 2018:

December 31, 2018
(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $24,771)	$24,734
Cash and cash equivalents	76
Investments in money market funds	74
Interest receivable	252
Other assets	1,306
Total assets	$26,442

Other liabilities	$81
Total liabilities	81

Members’ equity	26,361
Total liabilities and members’ equity	$26,442

For the period June 1, 2018 through
December 31, 2018
(In thousands)
Selected Statements of Operations Information
Interest income on investments	$689
Total expenses	$180
Net investment income	$509
Net unrealized depreciation on investments	$(37)
Net increase in net assets resulting from operations	$472

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.  Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities. Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2018 were as follows:

Year ended December 31, 2018
Portfolio Company	Fair value at December 31, 2017	Purchases	Sales	Transfers in/(out) at fair value	Discount accretion	Net unrealized gain/(loss)	Fair value at December 31, 2018	Net realized gain/(loss)	Interest income
	(In thousands)
Decisyon, Inc.	$1,449	$—	$—	$—	$—	$15	$1,464	$—	$265
	735	—	—	—	23	6	764	—	140
	238	—	—	—	—	2	240	—	35
	238	—	—	—	—	2	240	—	34
	714	—	—	—	—	7	721	—	104
	—	300	—	—	—	(11)	289	—	20
	—	200	—	—	—	(8)	192	—	8
	125	—	—	—	—	(50)	75	—	—
StereoVision, Inc.	—	2,798	—	—	—	—	2,798	—	119
	—	791	—	—	—	—	791	—	—
Total non-controlled affiliates	$3,499	$4,089	$—	$—	$23	$(37)	$7,574	$—	$725

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2017 were as follows:

Year ended December 31, 2017
Portfolio Company	Fair value at December 31, 2016	Purchases	Sales	Transfers in at fair value	Discount accretion	Net unrealized gain (loss)	Fair value at December 31, 2017	Net realized gain (loss)	Interest income
	(In thousands)
Decisyon, Inc. (1)	$—	$—	$—	$1,440	$—	$9	$1,449	$—	$122
	—	—	—	715	16	4	735	—	63
	—	—	—	237	—	1	238	—	8
	—	—	—	237	—	1	238	—	8
	—	750	—	—	—	(36)	714	—	24
	—	—	—	125	—	—	125	—	—
Total non-controlled affiliates	$—	$750	$—	$2,754	$16	$(21)	$3,499	$—	$225

(1)	During the year ended December 31, 2017, the Company's ownership in the portfolio company increased to five percent of the portfolio company's voting securities.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the year ended December 31, 2018 were as follows:

Year ended December 31, 2018
Portfolio Company	Fair value at December 31, 2017	Purchases	Distributions	Transfers in/(out) at fair value	Dividends declared	Net unrealized gain/(loss)	Fair value at December 31, 2018	Net realized gain/(loss)	Dividend income
	(In thousands)
HSLFI(1)	$—	$13,262	$255	$—	$(255)	$(19)	$13,243	$—	$255
Total controlled affiliates	$—	$13,262	$255	$—	$(255)	$(19)	$13,243	$—	$255

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members provide cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All portfolio and other material decisions regarding HSLFI must be submitted to HSLFI’s board of managers which is comprised of an equal number of managers appointed by each of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does not believe it controls HSLFI for purposes of the 1940 Act or otherwise.

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

Debt investments:  The fair value of debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 2018 and 2017, the hypothetical market yields used ranged from 11% to 25% and 10% to 25%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of December 31, 2018 and 2017. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2018:

December 31, 2018
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
(Dollars in thousands, except per share data)
Debt investments	$216,401	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

Warrant investments	7,888	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility	$0.00 – $980.00 20%	$44.76 20%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	2 years

	744	Estimated Proceeds	Price Per Share	$0.21	$0.21

Other investments	7,640	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	0% – 25% 10% – 100%	19% 36%

Equity investments	1,289	Last Equity Financing	Price Per Share	$0.00 – $2.24	$0.80
Total Level 3 investments	$233,962

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2017:

December 31, 2017
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
(Dollars in thousands, except per share data)
Debt investments	$200,893	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 25%	13%

	2,900	Liquidation Scenario	Discount Rate Marketability Discount Uncertainty Discount	18% 20% 20%	18% 20% 20%

Warrant investments	7,371	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility	$0.00 – $22.38 20%	$3.69 20%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years
	2	Expected Proceeds	Price Per Share	$0.001	$0.001

Other investments	7,700	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	18% – 25% 0% – 100%	19% 36%

Equity investments	249	Last Equity Financing	Price Per Share	$0.00 – $1.26	$0.54
Total Level 3 investments	$219,115

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2018, the closing price of the 2022 Notes on the New York Stock Exchange was $24.90 per note, or $37.2 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2018 and 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$216,401	$216,401
Warrant investments	—	692	8,632	9,324
Other investments	—	—	7,640	7,640
Equity investments	544	—	1,289	1,833
Equity interest in HSLFI(1)	—	—	—	13,243
Total investments	$544	$692	$233,962	$248,441

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$203,793	$203,793
Warrant investments	—	1,717	7,373	9,090
Other investments	—	—	7,700	7,700
Equity investments	1,267	—	249	1,516
Total investments	$1,267	$1,717	$219,115	$222,099

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2018:

	December 31, 2018
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$203,793	$7,373	$249	$7,700	$219,115
Purchase of investments	101,257	—	—	—	101,257
Warrants and equity received and classified as Level 3	—	1,479	1,090	—	2,569
Principal payments received on investments	(84,224)	—	—	(215)	(84,439)
Proceeds from sale of investments	(3,064)	(1,241)	—	—	(4,305)
Net realized (loss) gain on investments	(32)	578	—	—	546
Unrealized (depreciation) appreciation included in earnings	(248)	443	(50)	155	300
Other	(1,081)	—	—	—	(1,081)
Level 3 assets, end of period	$216,401	$8,632	$1,289	$7,640	$233,962

During the year ended December 31, 2018, there were no transfers in or out of Level 3 assets.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2018 includes $0.2 million in unrealized depreciation on debt and other investments, $0.2 million in unrealized appreciation on warrant investments and $0.05 million in unrealized depreciation on equity investments.

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

During the year ended December 31, 2017, there were no transfers in or out of Level 3 assets.

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

As of December 31, 2018 and 2017, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s 2022 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.  Borrowings

The following table shows the Company’s borrowings as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$125,000	$90,500	$34,500	$95,000	$58,000	$37,000
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	162,375	127,875	34,500	132,375	95,375	37,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,022)	—	—	(1,300)	—
Total borrowings outstanding, net	$162,375	$126,853	$34,500	$132,375	$94,075	$37,000

Currently, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of December 31, 2018, the asset coverage for borrowed amounts was 205%.

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act as part of an omnibus spending bill, which, among other things, amends the 1940 Act to reduce the minimum required asset coverage applicable to BDCs under the 1940 Act from 200% to 150% if certain approval and disclosure requirements are met. Before such reduced asset coverage requirement can apply to the Company, such reduced asset coverage requirement must be approved by either (a) a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board, in which case such reduced asset coverage requirement would take effect on the first anniversary of the date of such Board approval, or (b) a majority of votes cast by the stockholders of the Company at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirement shall take effect on the day after such approval. On June 7, 2018, a “required majority” of the Board approved the reduced asset coverage requirements and separately recommended that the Company’s stockholders approve the reduced asset coverage requirements at a special meeting of the Company’s stockholders. The Company held a special meeting on October 30, 2018 during which the reduced asset coverage requirements were approved by stockholders. The reduced asset coverage requirements took effect October 31, 2018.

The Company entered into the Key Facility with Key effective November 4, 2013. On December 28, 2018, the Company amended the Key Facility, increasing the aggregate commitments under the Key Facility by $25 million to $125 million. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a revolving period that extends to April 6, 2021, followed by a two-year amortization period and is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 2.50% and 1.56% on December 31, 2018 and 2017, respectively. The average interest rate for the years ended December 31, 2018 and 2017 was 5.23% and 4.33%, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually. As of December 31, 2018 and 2017, the Company had borrowing capacity under the Key Facility of $34.5 million and $37.0 million, respectively. At December 31, 2018 and 2017, $0.9 million and $23.6 million, respectively, was available, subject to existing terms and advance rates.

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

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2018, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows information about our senior securities as of December 31, 2018, 2017, 2016, 2015 and 2014:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
	(In thousands, except unit data)
Credit facilities
2018	$90,500	$2,896	—	N/A
2017	$58,000	$3,973	—	N/A
2016	$63,000	$3,733	—	N/A
2015	$68,000	$4,048	—	N/A
2014	$10,000	$22,000	—	N/A
2022 Notes
2018	$37,375	$7,014	—	$25.52
2017	$37,375	$6,166	—	$25.66
2019 Notes
2018	—	—	—	—
2017	—	—	—	—
2016	$33,000	$7,127	—	$25.42
2015	$33,000	$8,342	—	$25.26
2014	$33,000	$6,667	—	$25.64
2013-1 Securitization
2018	—	—	—	—
2017	—	—	—	—
2016	—	—	—	—
2015	$14,546	$18,926	—	N/A
2014	$38,753	$5,677	—	N/A
Total senior securities
2018	$127,875	$2,050	—	N/A
2017	$95,375	$2,416	—	N/A
2016	$96,000	$2,450	—	N/A
2015	$115,546	$2,383	—	N/A
2014	$81,753	$2,691	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the original cost less accumulated depreciation, amortization or impairment of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount which the holder of such class of senior security would be entitled upon the voluntary liquidation of the applicable issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of securities.
(4)	Not applicable to the Company’s credit facilities and 2013-1 Securitization because such securities are not registered for public trading.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net increase (decrease) in net assets resulting from operations	$13,010	$9,591	$(4,913)
Net unrealized depreciation (appreciation) on investments	1,501	(18,485)	14,236
Other book-tax differences	199	806	(844)
Change in capital loss carry forward	(645)	21,191	7,776
Taxable income before deductions for distributions	$14,065	$13,103	$16,255

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Ordinary income	$13,834	$13,818	$15,759
Total	$13,834	$13,818	$15,759

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2018	2017	2016
	(In thousands)
Undistributed ordinary income	$1,269	$1,036	$1,753
Long term capital loss carry forward	(41,057)	(41,702)	(20,511)
Unrealized appreciation	5,237	6,049	3,830
Unrealized depreciation	(7,717)	(7,027)	(23,293)
Other temporary differences	3,123	2,955	2,169
Total	$(39,145)	$(38,689)	$(36,052)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% excise tax on such income, as required. For the years ended December 31, 2018 and 2017, the Company elected to carry forward taxable income in excess of current year distributions of $1.3 million and $1.0 million, respectively. At December 31, 2018 and 2017, a provision for excise tax of $0.03 million was recorded.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the year ended December 31, 2018, the Company used $0.6 million of its capital loss carry forward to offset capital gains. During the years ended December 31, 2017 and 2016, the Company did not use any of its capital loss carry forward to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2018 and 2017 was $250.9 million and $223.1 million, respectively. The gross unrealized appreciation on investments at December 31, 2018 and 2017 was $5.2 million and $6.0 million, respectively. The gross unrealized depreciation on investments at December 31, 2018 and 2017 was $7.7 million and $7.0 million, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The balance of unfunded commitments to extend credit was $27.5 million and $33.3 million as of December 31, 2018 and 2017, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2018:

	December 31, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Aerin Medical, Inc.	$5,000	$63
CSA Medical, Inc.	9,000	128
Espero Biopharma, Inc.	10,000	100
New Signature US, Inc.(1)	2,500	10
StereoVision Imaging, Inc.	1,000	—
Total	$27,500	$301

(1)	Includes the Company’s portion of HSLFI’s commitment.

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2018 which totaled $0.3 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 32% and 29% of total debt investments outstanding as of December 31, 2018 and 2017, respectively. No single debt investment represented more than 10% of the total debt investments as of December 31, 2018 or 2017. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 25%, 14% and 17% of total interest and fee income on investments for the years ended December 31, 2018, 2017 and 2016, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Year Ended December 31, 2018
10/26/18	2/20/19	3/15/19	$0.10	$—	—	$—
10/26/18	1/17/19	2/15/19	0.10	1,139	1,166	15
10/26/18	12/18/18	1/15/19	0.10	1,140	1,125	13
7/27/18	11/19/18	12/14/18	0.10	1,139	1,222	14
7/27/18	10/18/18	11/15/18	0.10	1,138	1,255	15
7/27/18	9/18/18	10/16/18	0.10	1,138	1,253	15
4/27/18	8/17/18	9/14/18	0.10	1,139	1,212	14
4/27/18	7/19/18	8/15/18	0.10	1,139	1,202	14
4/27/18	6/19/18	7/17/18	0.10	1,140	1,221	13
3/1/18	5/17/18	6/15/18	0.10	1,140	1,271	13
3/1/18	4/19/18	5/15/18	0.10	1,140	1,287	13
3/1/18	3/19/18	4/17/18	0.10	1,139	1,255	13
			$1.20	$12,531	13,469	$152
Year Ended December 31, 2017
10/27/17	2/21/18	3/15/18	$0.10	$1,138	1,241	$14
10/27/17	1/22/18	2/15/18	0.10	1,139	1,185	13
10/27/17	12/20/17	1/17/18	0.10	1,139	1,119	13
7/28/17	11/20/17	12/15/17	0.10	1,139	1,227	13
7/28/17	10/19/17	11/15/17	0.10	1,139	1,195	13
7/28/17	9/20/17	10/16/17	0.10	1,138	1,205	14
4/27/17	8/18/17	9/15/17	0.10	1,140	1,199	13
4/27/17	7/20/17	8/15/17	0.10	1,140	1,159	12
4/27/17	6/20/17	7/14/17	0.10	1,138	1,164	13
3/3/17	5/19/17	6/15/17	0.10	1,137	1,202	14
3/3/17	4/21/17	5/16/17	0.10	1,137	1,287	15
3/3/17	3/20/17	4/18/17	0.10	1,134	1,510	18
			$1.20	$13,658	14,693	$165

On March 1, 2019, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
May 16, 2019	May 17, 2019	June 17, 2019	$0.10
April 17, 2019	April 18, 2019	May 15, 2019	$0.10
March 18, 2019	March 19, 2019	April 16, 2019	$0.10

After paying distributions of $1.10 per share deemed paid for tax purposes in 2018, declaring on October 26, 2018 a distribution of $0.10 per share payable January 15, 2019, and taxable earnings of $1.22 per share in 2018, the Company’s undistributed spillover income as of December 31, 2018 was $0.11 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.  Subsequent event

On March 5, 2019, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment.

Note 13.  Financial highlights

The following table shows financial highlights for the Company:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.72	$12.09	$13.85	$14.36	$14.14
Net investment income	1.20	1.07	1.48	1.25	1.11
Realized gain (loss) on investments	0.06	(1.84)	(0.67)	(0.15)	(0.37)
Unrealized (depreciation) appreciation on investments	(0.13)	1.60	(1.24)	(0.04)	0.86
Net increase (decrease) in net assets resulting from operations	1.13	0.83	(0.43)	1.06	1.60
Net dilution from issuance of common stock	—	—	—	(0.18)	—
Distributions declared(1)	(1.20)	(1.20)	(1.34)	(1.38)	(1.38)
From net investment income	(1.20)	(1.20)	(1.34)	(1.38)	(1.38)
From net realized gain on investments	—	—	—	—	—
Return of capital	—	—	—	—	—
Net accretion from repurchase of common stock	—	—	0.01	0.02	—
Other (2)	(0.01)	—	—	(0.03)	—
Net asset value at end of period	$11.64	$11.72	$12.09	$13.85	$14.36
Per share market value, beginning of period	$11.22	$10.53	$11.73	$13.99	$14.21
Per share market value, end of period	11.25	11.22	10.53	11.73	13.99
Total return based on a market value (3)	11.0%	17.9%	1.5%	(6.3)%	8.2%
Shares outstanding at end of period	11,535,129	11,520,406	11,510,424	11,535,212	9,628,124
Ratios, net of waivers, to average net assets:
Expenses without incentive fees	10.4%	8.6%	9.2%	8.6%	13.3%
Incentive fees	2.4%	1.2%	1.4%	2.2%	1.5%
Net expenses	12.8%	9.8%	10.6%	10.8%	14.8%
Net investment income with incentive fees	10.3%	9.0%	11.4%	8.9%	7.8%
Ratios, without waivers, to average net assets:
Expenses without incentive fees(4)	10.4%	8.6%	9.2%	8.9%	13.5%
Incentive fees(4)	3.3%	1.3%	1.4%	2.2%	1.5%
Net expenses(4)	13.7%	9.9%	10.6%	11.1%	15.0%
Net investment income with incentive fees(4)	9.4%	8.9%	11.4%	8.7%	7.5%
Net assets at the end of the period	$134,257	$135,075	$139,192	$159,751	$138,248
Average net asset value	$134,364	$137,293	$150,612	$157,612	$137,848
Average debt per share	$8.62	$6.60	$8.91	$7.87	$10.68
Portfolio turnover ratio	50.4%	79.4%	27.1%	56.1%	46.5%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	During the years ended December 31, 2018, 2017 and 2014, the Advisor waived $1.2 million, $0.1 million and $0.1 million of incentive fee. During the years ended December 31, 2015 and 2014, the Advisor waived $0.3 million and $0.2 million, respectively, of base management fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Summarized financial information for HSLFI

Horizon Secured Loan Fund I

Statements of Assets and Liabilities

(Dollars in thousands)

December 31, 2018

Assets
Investments at fair value (cost of $24,771)	$24,734
Cash and cash equivalents	76
Investments in money market funds	74
Interest receivable	252
Other assets	1,306
Total assets	$26,442

Liabilities
Other liabilities	$81
Total liabilities	81

Commitments and contingencies

Members’ Capital
Members’ capital	26,361
Total members’ capital	26,361
Total liabilities and members’ capital	$26,442

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Horizon Secured Loan Fund I

Statements of Assets and Liabilities

(Dollars in thousands)

For the period June 1, 2018 through
December 31,
2018
Investment income
Interest income	$689
Total investment income	689
Expenses
Interest expense	140
General and administrative	40
Total expenses	180
Net investment income	509
Net unrealized depreciation on investments
Net unrealized depreciation on investments	(37)
Net unrealized depreciation on investments	(37)
Net increase in net assets resulting from operations	$472

Commitments and contingencies

The following table provides HSLFI’s unfunded commitments by portfolio company as of December 31, 2018:

	December 31, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
New Signature US, Inc.	$3,000	$30
Total	$3,000	$30

Note 15.  Selected quarterly financial data (unaudited)

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(In thousands, except per share data)
Total investment income	$8,805	$7,797	$7,313	$7,175
Net investment income	$3,964	$3,402	$3,290	$3,210
Net realized and unrealized (loss) gain	$(746)	$857	$(360)	$(607)
Net increase in net asset resulting from operations	$3,218	$4,259	$2,930	$2,603
Net investment income per share (1)	$0.34	$0.30	$0.29	$0.28
Net increase in net assets per share (1)	$0.28	$0.37	$0.25	$0.23
Net asset value per share at period end (2)	$11.64	$11.66	$11.60	$11.65

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(In thousands, except per share data)
Total investment income	$6,163	$6,774	$5,878	$6,962
Net investment income	$2,379	$3,797	$2,754	$3,367
Net realized and unrealized gain (loss)	$117	$(1,088)	$(2,021)	$286
Net increase in net asset resulting from operations	$2,496	$2,709	$733	$3,653
Net investment income per share (1)	$0.21	$0.33	$0.24	$0.29
Net increase in net assets per share (1)	$0.21	$0.24	$0.06	$0.32
Net asset value per share at period end (2)	$11.72	$11.81	$11.87	$12.11

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 9B.  Other Information

None

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial statements

(1) Financial statements — Refer to Item 8 starting on page 77.

(2) Financial statement schedules — None

(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

4.2	Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.3	Second Supplemental Indenture, dated as of September 29, 2017, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(12) of the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, File No. 333-201886, filed on September 29, 2017)

4.4	Form of 6.25% 2022 Notes due 2022 (included as part of Exhibit 4.3)

10.1	Amended and Restated Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 5, 2014)

10.2	Form of Custodial Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.4	Form of Trademark License Agreement by and between the Company and Horizon Technology Finance Management, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.5	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.6	Amended and Restated Loan and Security Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Key Equipment Finance Inc., as the arranger and the agent (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.7	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of August 12, 2015, by and among Horizon Credit II LLC, as the borrower, Alostar Bank of Commerce, as lender, and KeyBank National Association, as lender, arranger and agent (Incorporated by reference to Exhibit (k)(13) of Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form N-2, filed on August 19, 2015)

10.8	Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the buyer, Horizon Technology Finance Corporation, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and Key Equipment Finance Inc., as the agent (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.9	Agreement Regarding Loan Assignment and Related Matters, dated as of November 4, 2013, by and among Horizon Credit II LLC, Wells Fargo Capital Finance, LLC and Key Equipment Finance Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.10	Joinder Agreement, dated April 27, 2016, by and among MUFG Union Bank, N.A., as lender, KeyBank National Association as agent, Horizon Credit II LLC, as borrower, and the Company, as servicer (Incorporated by reference to Exhibit (k)(11) to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2, File No. 333-201886, filed on June 10, 2016)

10.11	Amendment No. 2 to Amended and Restated Loan Agreement, dated as of April 6, 2018, by and among Horizon Credit II LLC, as the borrower, State Bank and Trust Company (successor by merger to AloStar Bank of Commerce), as lender, MUFG Union Bank, N.A., as lender, and KeyBank National Association (successor by merger to Key Equipment Finance Inc.) as lender, arranger, and agent (Incorporated by reference to Exhibit 10.01 of the Quarterly Report on Form 10-Q of the Company, filed on May 1, 2018)

10.12	Horizon Secured Loan Fund I LLC Limited Liability Company Agreement dated June 1, 2018 by and between the Company and Arena Sunset SPV, LLC (Incorporated by reference to Exhibit (k)(9) of the Company’s Registration Statement on Form N-2, File No. 333-225698, filed on June 18, 2018)

10.13*	Amendment No. 3 to Amended and Restated Loan Agreement, dated as of December 28, 2018, by and among Horizon Credit II LLC, as the borrower, State Bank and Trust Company (successor by merger to AloStar Bank of Commerce), as lender, MUFG Union Bank, N.A., as lender, and KeyBank National Association (successor by merger to Key Equipment Finance Inc.) as lender, arranger, and agent.

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on March 7, 2017)

21*	List of Subsidiaries

24	Power of Attorney (included on signature page hereto)

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K, filed on March 16, 2011)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: March 5, 2019	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 5, 2019
Robert D. Pomeroy, Jr.

/s/ Daniel R. Trolio	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2019
Daniel R. Trolio

/s/ Gerald A. Michaud	President and Director	March 5, 2019
Gerald A. Michaud

/s/ James J. Bottiglieri	Director	March 5, 2019
James J. Bottiglieri

/s/ Edmund V. Mahoney	Director	March 5, 2019
Edmund V. Mahoney

/s/ Elaine A. Sarsynski	Director	March 5, 2019
Elaine A. Sarsynski

/s/ Joseph J. Savage	Director	March 5, 2019
Joseph J. Savage

