Form 10-Q
period 2019-03-31
Horizon Technology Finance Corp
filed 2019-04-30
CIK 1487428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of April 30, 2019 was 13,539,680.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2019	December 31, 2018

Assets
Non-affiliate investments at fair value (cost of $248,890 and $229,772, respectively)	$245,226	$227,624
Non-controlled affiliate investments at fair value (cost of $7,742 and $7,887, respectively) (Note 5)	7,581	7,574
Controlled affiliate investments at fair value (cost of $13,360 and $13,262, respectively) (Note 5)	13,345	13,243
Total investments at fair value (cost of $269,992 and $250,921, respectively) (Note 4)	266,152	248,441
Cash	22,163	12,591
Interest receivable	4,848	3,966
Other assets	1,628	1,751
Total assets	$294,791	$266,749

Liabilities
Borrowings (Note 7)	$131,923	$126,853
Distributions payable	4,062	3,461
Base management fee payable (Note 3)	447	422
Incentive fee payable (Note 3)	808	991
Other accrued expenses	1,127	765
Total liabilities	138,367	132,492

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2019 and December 31, 2019	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 13,705,946 and 11,702,594 shares issued and 13,538,481 and 11,535,129 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	14	12
Paid-in capital in excess of par	202,818	179,616
Distributable earnings	(46,408)	(45,371)
Total net assets	156,424	134,257
Total liabilities and net assets	$294,791	$266,749
Net asset value per common share	$11.55	$11.64

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2019	2018
Investment income
Interest income on investments
Interest income on non-affiliate investments	$7,434	$6,622
Interest income on affiliate investments	223	131
Total interest income on investments	7,657	6,753
Fee income
Fee income on non-affiliate investments	313	422
Fee income on affiliate investments	5	—
Total fee income	318	422
Dividend income
Dividend income on controlled affiliate investments	331	—
Total dividend income	331	—
Total investment income	8,306	7,175
Expenses
Interest expense	2,048	1,484
Base management fee (Note 3)	1,297	1,114
Performance based incentive fee (Note 3)	1,948	545
Administrative fee (Note 3)	211	184
Professional fees	491	445
General and administrative	218	193
Total expenses	6,213	3,965
Performance based incentive fees waived (Note 3)	(1,140)	—
Net expenses	5,073	3,965
Net investment income	3,233	3,210
Net realized and unrealized loss on investments
Net realized gain (loss) on non-affiliate investments	1,151	(149)
Net realized gain (loss) on investments	1,151	(149)
Net unrealized depreciation on non-affiliate investments	(1,515)	(332)
Net unrealized appreciation (depreciation) on affiliate investments	152	(126)
Net unrealized appreciation on controlled affiliate investments	4	—
Net unrealized depreciation on investments	(1,359)	(458)
Net realized and unrealized loss on investments	(208)	(607)
Net increase in net assets resulting from operations	$3,025	$2,603
Net investment income per common share	$0.28	$0.28
Net increase in net assets per common share	$0.26	$0.23
Distributions declared per share	$0.30	$0.30
Weighted average shares outstanding	11,670,196	11,522,153

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2017	11,520,406	$12	$179,641	$(44,578)	$135,075
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	3,210	3,210
Net realized loss on investments	—	—	—	(149)	(149)
Net unrealized depreciation on investments	—	—	—	(458)	(458)
Issuance of common stock under dividend reinvestment plan	3,545	—	40	—	40
Distributions declared	—	—	—	(3,457)	(3,457)
Balance at March 31, 2018	11,523,951	12	179,681	(45,432)	134,261

Balance at December 31, 2018	11,535,129	12	179,616	(45,371)	134,257
Issuance of common stock, net of offering costs	2,000,000	2	23,160	—	23,162
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	3,233	3,233
Net realized gain on investments	—	—	—	1,151	1,151
Net unrealized depreciation on investments	—	—	—	(1,359)	(1,359)
Issuance of common stock under dividend reinvestment plan	3,352	—	42	—	42
Distributions declared	—	—	—	(4,062)	(4,062)
Balance at March 31, 2019	13,538,481	$14	$202,818	$(46,408)	$156,424

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,025	$2,603
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	172	150
Net realized (gain) loss on investments	(1,151)	149
Net unrealized depreciation on investments	1,359	458
Purchase of investments	(38,082)	(8,562)
Principal payments received on investments	18,613	15,540
Proceeds from sale of investments	1,768	2,715
Distributions from controlled affiliate investment	233	—
Dividends from controlled affiliate investment	(331)	—
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(327)	4
Increase in end-of-term payments	(555)	(242)
Decrease in unearned income	(120)	(106)
Decrease (increase) in other assets	21	(124)
Increase in other accrued expenses	362	355
Increase in base management fee payable	25	5
(Decrease) increase in incentive fee payable	(183)	4
Net cash (used in) provided by operating activities	(15,171)	12,949
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	23,162	—
Advances on credit facility	15,000	—
Repayment of credit facility	(10,000)	—
Distributions paid	(3,419)	(3,416)
Net cash provided by (used in) financing activities	24,743	(3,416)
Net increase in cash	9,572	9,533
Cash:
Beginning of period	12,591	6,594
End of period	$22,163	$16,127
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,785	$1,278
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$714	$248
Distributions payable	$4,062	$3,457
End-of-term payments receivable	$3,570	$3,178

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 156.7% (8)
Non-Affiliate Debt Investments — 146.1% (8)
Non-Affiliate Debt Investments — Life Science — 50.9% (8)
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (10.12% cash (Libor + 7.63%; Floor	$2,500	$2,453	$2,453
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (10.12% cash (Libor + 7.63%; Floor	2,500	2,453	2,453
		9.63%), 4.00% ETP, Due 7/1/22)
Espero BioPharma, Inc. (2)(12)	Biotechnology	Term Loan (12.39% cash (Libor + 9.9%; Floor	5,000	4,830	4,830
		12.00%), 4.00% ETP, Due 6/30/19)
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.00% cash (Libor + 6.5%; Floor	5,000	4,807	4,807
		9.00%), 5.00% ETP, Due 10/1/22)
		Term Loan (9.00% cash (Libor + 6.5%; Floor	5,000	4,903	4,903
		9.00%), 5.00% ETP, Due 10/1/22)
		Term Loan (9.00% cash (Libor + 6.5%; Floor	5,000	4,903	4,903
		9.00%), 5.00% ETP, Due 10/1/22)
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	Term Loan (10.99% cash (Libor + 8.50%; Floor	667	661	661
		9.00%), 5.00% ETP, Due 8/1/19)
		Term Loan (10.99% cash (Libor + 8.50%; Floor	667	667	667
		9.00%), 3.27% ETP, Due 8/1/19)
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (12.49% cash (Libor + 10.00%; Floor	3,385	3,361	3,361
		10.50%), 6.00% ETP, Due 5/1/20)
		Term Loan (12.49% cash (Libor + 10.00%; Floor	2,813	2,785	2,785
		10.50%), 6.00% ETP, Due 10/1/20)
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	Term Loan (10.89% cash (Libor + 8.40%; Floor	1,600	1,506	1,506
		9.50%), 5.00% ETP, Due 6/1/21)
Aerin Medical, Inc. (2)(12)	Medical Device	Term Loan (9.94% cash (Libor + 7.45%; Floor	4,000	3,895	3,895
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (9.94% cash (Libor + 7.45%; Floor	3,000	2,969	2,969
		8.75%), 4.00% ETP, Due 1/1/22)
		Term Loan (9.94% cash (Libor + 7.45%; Floor	3,000	2,969	2,969
		8.75%), 4.00% ETP, Due 1/1/22)
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Revolving Loan (10.49% cash (Libor + 8.00%;	4,000	3,955	3,955
		Floor 9.25%), 6.00% ETP, Due 6/1/21)
		Revolving Loan (10.49% cash (Libor + 8.00%;	4,000	3,955	3,955
		Floor 9.25%), 6.00% ETP, Due 6/1/21)
		Revolving Loan (10.49% cash (Libor + 8.00%;	4,000	3,955	3,955
		Floor 9.25%), 6.00% ETP, Due 6/1/21)
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.42% cash (Libor + 7.93%; Floor	6,000	5,775	5,775
		10.00%), 5.00% ETP, Due 10/1/22)
Lantos Technologies, Inc. (2)(12)	Medical Device	Term Loan (10.92% cash (Libor + 8.43%; Floor	4,000	3,604	3,604
		10.00%), 10.00% ETP, Due 9/1/21)
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.17% cash (Libor + 7.68%; Floor	3,750	3,632	3,632
		9.50%), 4.00% ETP, Due 8/1/22)
		Term Loan (10.17% cash (Libor + 7.68%; Floor	3,750	3,646	3,646
		9.50%), 4.00% ETP, Due 8/1/22)
VERO Biotech LLC (2)(12)	Medical Device	Term Loan (10.49% cash (Libor + 8.00%; Floor	4,000	3,954	3,954
		9.25%), 5.00% ETP, Due 1/1/22)
		Term Loan (10.49% cash (Libor + 8.00%; Floor	4,000	3,954	3,954
		9.25%), 5.00% ETP, Due 1/1/22)
Total Non-Affiliate Debt Investments — Life Science				79,592	79,592
Non-Affiliate Debt Investments — Technology — 79.0% (8)
Audacy Corporation (2)(12)	Communications	Term Loan (10.39% cash (Libor + 7.90%; Floor	3,143	3,092	2,492
		9.50%), 5.00% ETP, Due 7/1/22)
Intelepeer Holdings, Inc. (2)(12)	Communications	Term Loan (12.44% cash (Libor + 9.95%; Floor	4,000	3,929	3,929
		11.25%), 3.30% ETP, Due 1/1/22)
		Term Loan (12.44% cash (Libor + 9.95%; Floor	3,000	2,941	2,941
		11.25%), 2.50% ETP, Due 2/1/22)
		Term Loan (12.45% cash (Libor + 9.95%; Floor	1,073	1,053	1,053
		12.45%), 2.50% ETP, Due 10/1/22)
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 4.50% ETP, Due 9/1/23)	4,250	4,102	4,102
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 4.50% ETP, Due 9/1/23)	4,250	4,168	4,168

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Food52, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.90% cash (Libor + 8.40%; Floor 10.90%), 3.00% ETP, Due 1/1/23)	3,000	2,923	2,923
		Term Loan (10.90% cash (Libor + 8.40%; Floor	3,000	2,923	2,923
		10.90%), 3.00% ETP, Due 1/1/23)
Mohawk Group Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,892	4,892
		Term Loan (9.90% cash (Libor + 7.40%; Floor	5,000	4,892	4,892
		9.90%), 4.00% ETP, Due 1/1/23)
		Term Loan (9.90% cash (Libor + 7.40%; Floor	5,000	4,892	4,892
		9.90%), 4.00% ETP, Due 1/1/23)
Canara, Inc. (2)(12)	Data Storage	Term Loan (11.09% cash (Libor + 8.60%; Floor	5,000	4,836	4,836
		11.00%), 1.00% ETP, Due 2/1/23)
		Term Loan (11.09% cash (Libor + 8.60%; Floor	5,000	4,836	4,836
		11.00%), 1.00% ETP, Due 2/1/23)
Kaminario, Inc. (2)(12)	Data Storage	Term Loan (10.89% cash (Libor + 8.40%; Floor	5,000	4,923	4,923
		10.65%), 3.00% ETP, Due 1/1/23)
		Term Loan (10.89% cash (Libor + 8.40%; Floor	5,000	4,923	4,923
		10.65%), 3.00% ETP, Due 1/1/23)
IgnitionOne, Inc. (2)(12)	Internet and Media	Term Loan (12.72% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,881	2,881
		Term Loan (12.72% cash (Libor + 10.23%; Floor	3,000	2,881	2,881
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.72% cash (Libor + 10.23%; Floor	3,000	2,881	2,881
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.72% cash (Libor + 10.23%; Floor	3,000	2,881	2,881
		10.23%), 2.00% ETP, Due 4/1/22)
Jump Ramp Games, Inc. (2)(12)	Internet and Media	Term Loan (12.22% cash (Libor + 9.73%), 3.00% ETP, Due 4/1/21)	4,000	3,964	3,964
Kixeye, Inc. (2)(12)	Internet and Media	Term Loan (12.09% cash (Libor + 9.60%; Floor 10.75%), 4.00% ETP, Due 5/1/21)	2,550	2,476	2,476
		Term Loan (12.09% cash (Libor + 9.60%; Floor	2,550	2,516	2,516
		10.75%), 4.00% ETP, Due 5/1/21)
Verve Wireless, Inc. (2)(12)	Internet and Media	Term Loan (11.29% cash (Libor + 8.80%; Floor 10.80%), 3.33% ETP, Due 9/1/21)	3,000	2,884	2,884
Zinio Holdings, LLC (2)(12)	Internet and Media	Term Loan (13.74% cash (Libor + 11.25%; Floor 11.75%), 8.50% ETP, Due 2/1/20)	2,800	2,791	2,791
The NanoSteel Company, Inc. (2)(12)	Materials	Term Loan (11.00% cash (Libor + 8.50%; Floor	4,250	4,190	4,190
		11.00%), 4.0% ETP, Due 6/1/22)
		Term Loan (11.00% cash (Libor + 8.50%; Floor	4,250	4,190	4,190
		11.00%), 4.0% ETP, Due 6/1/22)
Powerhouse Dynamics, Inc. (2)(12)	Power Management	Term Loan (13.19% cash (Libor + 10.70%; Floor 11.20%), 3.32% ETP, Due 9/1/19)	408	400	400
Bridge2 Solutions, LLC. (2)(12)	Software	Term Loan (11.74% cash (Libor + 9.25%; Floor	5,000	4,850	4,850
		10.50%), 2.00% ETP, Due 11/1/21)
		Term Loan (11.74% cash (Libor + 9.25%; Floor	5,000	4,850	4,850
		10.50%), 2.00% ETP, Due 11/1/21)
Education Elements, Inc. (2)(12)	Software	Term Loan (12.49% cash (Libor + 10.00%; Floor	200	197	197
		10.50%), 4.00% ETP, Due 8/1/19)
New Signature US, Inc. (2)(12)(13)	Software	Term Loan (10.99% cash (Libor + 8.50%; Floor	2,750	2,712	2,712
		10.50%), 3.50% ETP, Due 7/1/22)
		Term Loan (10.99% cash (Libor + 8.50%; Floor	1,000	984	984
		10.50%), 3.50% ETP, Due 2/1/23)
SIGNiX, Inc. (12)	Software	Term Loan (13.49% cash (Libor + 11.00%; Floor	1,645	1,602	1,500
		11.50%), 8.67% ETP, Due 2/1/20)
xAd, Inc. (2)(12)	Software	Term Loan (11.19% cash (Libor + 8.70%; Floor	5,000	4,930	4,930
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (11.19% cash (Libor + 8.70%; Floor	5,000	4,930	4,930
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (11.19% cash (Libor + 8.70%; Floor	3,000	2,958	2,958
		10.00%), 4.75% ETP, Due 11/1/21)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (11.19% cash (Libor + 8.70%; Floor	2,000	1,972	1,972
		10.00%), 4.75% ETP, Due 11/1/21)
Total Non-Affiliate Debt Investments — Technology				124,245	123,543
Non-Affiliate Debt Investments — Healthcare information and services — 16.2% (8)
Catasys, Inc. (2)(5)(12)	Software	Term Loan (10.24% cash (Libor + 7.75%;	2,500	2,480	2,480
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
		Term Loan (10.24% cash (Libor + 7.75%;	2,500	2,480	2,480
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
		Term Loan (10.24% cash (Libor + 7.75%;	2,500	2,479	2,479
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
		Revolving Loan (10.23% cash (Libor + 7.75%;	2,500	2,276	2,276
		Floor 9.75%), 6.00% ETP, Due 8/31/22)
HealthEdge Software, Inc. (2)(12)	Software	Term Loan (10.74% cash (Libor + 8.25%;	4,643	4,593	4,593
		Floor 9.25%), 3.00% ETP, Due 7/1/22)
		Term Loan (10.74% cash (Libor + 8.25%;	3,750	3,707	3,707
		Floor 9.25%), 3.00% ETP, Due 1/1/23)
		Term Loan (10.74% cash (Libor + 8.25%;	3,750	3,704	3,704
		Floor 9.25%), 3.00% ETP, Due 4/1/23)
		Term Loan (10.74% cash (Libor + 8.25%;	3,750	3,699	3,699
		Floor 9.25%), 3.00% ETP, Due 1/1/24)
Total Non-Affiliate Debt Investments — Healthcare information and services				25,418	25,418
Total Non- Affiliate Debt Investments				229,255	228,553

Non-Affiliate Warrant Investments — 6.2% (8)
Non-Affiliate Warrants — Life Science — 1.4% (8)
ACT Biotech Corporation	Biotechnology	130,872 Preferred Stock Warrants		12	—
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,634 Common Stock Warrants		122	—
Celsion Corporation (2)(5)(12)	Biotechnology	95,465 Common Stock Warrants		79	11
Espero BioPharma, Inc. (2)(5)(12)	Biotechnology	1,506,937 Common Stock Warrants		185	182
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	288,184 Common Stock Warrants		187	187
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	3
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	608,058 Common Stock Warrants		51	139
Revance Therapeutics, Inc. (5)(12)	Biotechnology	34,113 Common Stock Warrants		68	86
Sample6, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	25
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	433
Sunesis Pharmaceuticals, Inc. (5)(12)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	373,333 Common Stock Warrants		95	201
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants		24	27
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,182 Preferred Stock Warrants		66	66
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	720,000 Preferred Stock Warrants		95	97
CSA Medical, Inc. (12)	Medical Device	745,562 Preferred Stock Warrants		89	84
Lantos Technologies, Inc. (2)(12)	Medical Device	1,715,926 Common Stock Warrants		253	285
MacuLogix, Inc. (2)(12)	Medical Device	234,742 Preferred Stock Warrants		179	88
NinePoint Medical, Inc. (2)(12)	Medical Device	29,102 Preferred Stock Warrants		33	6
ReShape Lifesciences Inc. (5)(12)	Medical Device	121 Common Stock Warrants		341	—
Tryton Medical, Inc. (2)(12)	Medical Device	122,362 Preferred Stock Warrants		15	13
VERO Biotech LLC (2)(12)	Medical Device	800 Common Stock Warrants		53	329
Total Non-Affiliate Warrants — Life Science				2,138	2,262
Non-Affiliate Warrants — Technology — 4.2% (8)
Audacy Corporation (2)(12)	Communications	1,545,575 Preferred Stock Warrants		194	—
Intelepeer Holdings, Inc. (2)(12)	Communications	1,702,617 Preferred Stock Warrants		122	83
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	156
Betabrand Corporation (2)(12)	Consumer-related Technologies	248,211 Preferred Stock Warrants		101	101
Food52, Inc. (2)(12)	Consumer-related Technologies	102,941 Preferred Stock Warrants		104	102
Gwynnie Bee, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	837
Le Tote, Inc. (2)(12)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	366
Mohawk Group Holdings, Inc. (2)(12)	Consumer-related Technologies	300,000 Common Stock Warrants		195	190
Rhapsody International Inc. (2)(12)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
Canara, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants		242	242
Kaminario, Inc. (2)(12)	Data Storage	9,981,346 Preferred Stock Warrants		124	159
IgnitionOne, Inc. (2)(12)	Internet and Media	262,910 Preferred Stock Warrants		672	697

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Jump Ramp Games, Inc. (2)(12)	Internet and Media	159,766 Preferred Stock Warrants		32	1
Kixeye, Inc. (2)(12)	Internet and Media	791,251 Preferred Stock Warrants		75	60
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants		92	75
Verve Wireless, Inc. (2)(12)	Internet and Media	112,805 Common Stock Warrants		120	119
The NanoSteel Company, Inc. (2)(12)	Materials	467,277 Preferred Stock Warrants		233	561
Powerhouse Dynamics, Inc. (2)(12)	Power Management	348,838 Preferred Stock Warrants		33	50
Avalanche Technology, Inc. (2)(12)	Semiconductors	202,602 Preferred Stock Warrants		101	53
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants		80	423
Bridge2 Solutions, Inc. (2)(12)	Software	125,458 Common Stock Warrants		432	755
BSI Platform Holdings, LLC (2)(12)(13)	Software	187,500 Preferred Stock Warrants		26	25
Clarabridge, Inc. (12)	Software	53,486 Preferred Stock Warrants		14	105
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants		28	23
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		22	284
Metricly, Inc. (12)	Software	41,569 Common Stock Warrants		48	—
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	254
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants		118	113
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants		225	35
Skyword, Inc. (12)	Software	301,056 Preferred Stock Warrants		48	3
Sys-Tech Solutions, Inc. (2)(12)	Software	375,000 Preferred Stock Warrants		242	429
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants		42	—
xAd, Inc. (2)(12)	Software	4,343,350 Preferred Stock Warrants		177	248
Total Non-Affiliate Warrants — Technology				4,341	6,549
Non-Affiliate Warrants — Cleantech — 0.1% (8)
Renmatix, Inc. (2)(12)	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants		100	111
Total Non-Affiliate Warrants — Cleantech				168	111
Non-Affiliate Warrants — Healthcare information and services — 0.5% (8)
LifePrint Group, Inc. (2)(12)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants		42	—
Singulex, Inc. (12)	Other Healthcare	294,231 Preferred Stock Warrants		44	45
Verity Solutions Group, Inc. (12)	Other Healthcare	300,360 Preferred Stock Warrants		100	64
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		74	61
Catasys, Inc. (2)(5)(12)	Software	40,282 Common Stock Warrants		149	149
HealthEdge Software, Inc. (2)(12)	Software	205,481 Preferred Stock Warrants		83	69
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		60	210
Recondo Technology, Inc. (2)(12)	Software	556,796 Preferred Stock Warrants		95	211
Total Non-Affiliate Warrants — Healthcare information and services				676	811
Total Non-Affiliate Warrants				7,323	9,733

Non-Affiliate Other Investments — 4.1% (8)
Espero Pharmaceuticals, Inc. (12)	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		142	700
Vette Technology, LLC (12)	Data Storage	Royalty Agreement Due 4/18/2019		4,166	20
Triple Double Holdings, LLC (12)	Software	License Agreement		2,200	1,000
Total Non-Affiliate Other Investments				11,808	6,420

Non-Affiliate Equity — 0.3% (8)
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		72	81
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	16
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	83
Verve Wireless, Inc. (2)(12)	Internet and Media	100,598 Preferred Stock		225	225
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		74	74
TruSignal, Inc. (12)	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				504	520
Total Non-Affiliate Portfolio Investment Assets				$248,890	$245,226

Non-controlled Affiliate Investments — 4.9% (8)
Non-controlled Affiliate Debt Investments — Technology — 4.3% (8)
Decisyon, Inc. (12)	Software	Term Loan (14.798% cash (Libor + 12.308%; Floor	$1,426	$1,425	$1,423
		12.50%), 8.00% ETP, Due 12/1/20)
		Term Loan (14.798% cash (Libor + 12.308%; Floor	780	747	746
		12.50%), 8.00% ETP, Due 12/1/20)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (12.02% cash, Due 12/31/19)	250	250	250
		Term Loan (12.03% cash, Due 12/31/19)	250	250	250
		Term Loan (12.24% cash, Due 12/31/19)	750	750	748
		Term Loan (13.08% cash, Due 12/31/19)	300	300	300
		Term Loan (13.10% cash, Due 12/31/19)	200	200	200
StereoVision Imaging, Inc. (12)	Software	Term Loan (9.52% Cash (Libor + 7.03%; Floor	3,200	2,798	2,798
		8.50%), 8.50% ETP, Due 9/1/21) (11)
Total Non-controlled Affiliate Debt Investments — Technology				6,720	6,715

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—

Non-controlled Affiliate Equity — Technology — 0.6% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (12)	Software	1,943,572 Common Stock		791	791
Total Non-controlled Affiliate Equity				976	866
Total Non-controlled Affiliate Portfolio Investment Assets				$7,742	$7,581

Controlled Affiliate Investments — 8.5% (8)
Controlled Affiliate Equity — Financial — 8.5% (8)
Horizon Secured Loan Fund I LLC (12)(14)	Investment funds			$13,360	$13,345
Total Controlled Affiliate Equity				13,360	13,345
Total Controlled Affiliate Portfolio Investment Assets				$13,360	$13,345

Total Portfolio Investment Assets — 170.1%(8)				$269,992	$266,152

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the revolving credit facility with KeyBank National Association (the “Key Facility”).

(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of March 31, 2019 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	As of March 31, 2019, 4.5% of the Company’s total assets on a cost and fair value basis are in non-qualifying assets. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

(Dollars in thousands)

(13)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

(14)	On June 1, 2018, the Company entered into an agreement with Arena Sunset SPV, LLC (“Arena”) to co-invest through Horizon Secured Loan Fund I (“HSLFI”), a joint venture, which is expected to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2018

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
		10.65%), 3.00% ETP, Due 1/1/23)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (10.87% cash (Libor + 8.40%; Floor	5,000	4,917	4,917
		10.65%), 3.00% ETP, Due 1/1/23)
IgnitionOne, Inc. (2)(12)	Internet and Media	Term Loan (12.58% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,871	2,871
		Term Loan (12.58% cash (Libor + 10.23%; Floor	3,000	2,871	2,871
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.58% cash (Libor + 10.23%; Floor	3,000	2,871	2,871
		10.23%), 2.00% ETP, Due 4/1/22)
		Term Loan (12.58% cash (Libor + 10.23%; Floor	3,000	2,871	2,871
		10.23%), 2.00% ETP, Due 4/1/22)
Jump Ramp Games, Inc. (2)(12)	Internet and Media	Term Loan (12.08% cash (Libor + 9.73%), 3.00% ETP, Due 4/1/21)	4,000	3,960	3,960
Kixeye, Inc. (2)(12)	Internet and Media	Term Loan (11.95% cash (Libor + 9.60%; Floor 10.75%), 2.00% ETP, Due 5/1/21)	2,700	2,617	2,617
		Term Loan (11.95% cash (Libor + 9.60%; Floor	2,700	2,661	2,661
		10.75%), 2.00% ETP, Due 5/1/21)
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Term Loan (11.75% cash (Libor + 9.40%; Floor 10.50%), 3.00% ETP, Due 7/1/21)	4,000	3,952	3,952
		Term Loan (11.75% cash (Libor + 9.40%; Floor	4,000	3,952	3,952
		10.50%), 3.00% ETP, Due 7/1/21)
		Term Loan (11.75% cash (Libor + 9.40%; Floor	2,000	1,973	1,973
		10.50%), 3.00% ETP, Due 11/1/21)
Verve Wireless, Inc. (2)(12)	Internet and Media	Term Loan (11.15% cash (Libor + 8.80%; Floor 10.80%), 3.33% ETP, Due 9/1/21)	3,300	3,172	3,172
Zinio Holdings, LLC (2)(12)	Internet and Media	Term Loan (13.60% cash (Libor + 11.25%; Floor 11.75%), 6.00% ETP, Due 2/1/20)	3,225	3,213	3,213
The NanoSteel Company, Inc. (2)(12)	Materials	Term Loan (11.00% cash (Libor + 8.50%; Floor	4,250	4,186	4,186
		11.00%), 4.0% ETP, Due 6/1/22)
		Term Loan (11.00% cash (Libor + 8.50%; Floor	4,250	4,186	4,186
		11.00%), 4.0% ETP, Due 6/1/22)
Powerhouse Dynamics, Inc. (2)(12)	Power Management	Term Loan (13.05% cash (Libor + 10.70%; Floor 11.20%), 3.32% ETP, Due 9/1/19)	525	512	512
Luxtera, Inc. (12)	Semiconductors	Term Loan (12.00% cash (Prime + 6.75%),	2,000	1,945	1,945
		Due 3/28/20)
		Term Loan (12.00% cash (Prime + 6.75%),	1,500	1,468	1,468
		Due 3/28/20)
Bridge2 Solutions, LLC. (2)(12)	Software	Term Loan (11.60% cash (Libor + 9.25%; Floor	5,000	4,835	4,835
		10.50%), 2.00% ETP, Due 11/1/21)
		Term Loan (11.60% cash (Libor + 9.25%; Floor	5,000	4,835	4,835
		10.50%), 2.00% ETP, Due 11/1/21)
Education Elements, Inc. (2)(12)	Software	Term Loan (12.35% cash (Libor + 10.00%; Floor	350	346	346
		10.50%), 4.00% ETP, Due 8/1/19)
New Signature US, Inc. (2)(12)(13)	Software	Term Loan (10.85% cash (Libor + 8.50%; Floor	2,750	2,699	2,699
		10.50%), 3.50% ETP, Due 7/1/22)
SIGNiX, Inc. (12)	Software	Term Loan (13.35% cash (Libor + 11.00%; Floor	1,845	1,790	1,555
		11.50%), 8.67% ETP, Due 2/1/20)
xAd, Inc. (2)(12)	Software	Term Loan (11.05% cash (Libor + 8.70%; Floor	5,000	4,923	4,923
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (11.05% cash (Libor + 8.70%; Floor	5,000	4,923	4,923
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (11.05% cash (Libor + 8.70%; Floor	3,000	2,954	2,954
		10.00%), 4.75% ETP, Due 11/1/21)
		Term Loan (11.05% cash (Libor + 8.70%; Floor	2,000	1,969	1,969
		10.00%), 4.75% ETP, Due 11/1/21)
Total Non-Affiliate Debt Investments — Technology				119,720	119,185
Non-Affiliate Debt Investments — Healthcare information and services — 17.5% (8)
Catasys, Inc. (2)(5)(12)	Software	Term Loan (10.10% cash (Libor + 7.75%;	2,500	2,478	2,478
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
		Term Loan (10.10% cash (Libor + 7.75%;	2,500	2,478	2,478
		Floor 9.75%), 6.00% ETP, Due 3/1/22)
		Term Loan (10.10% cash (Libor + 7.75%;	2,500	2,477	2,477
		Floor 9.75%), 6.00% ETP, Due 3/1/22)

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
HealthEdge Software, Inc. (2)(12)	Software	Term Loan (10.60% cash (Libor + 8.25%;	5,000	4,948	4,948
		Floor 9.25%), 3.00% ETP, Due 7/1/22)
		Term Loan (10.60% cash (Libor + 8.25%;	3,750	3,704	3,704
		Floor 9.25%), 3.00% ETP, Due 1/1/23)
		Term Loan (10.60% cash (Libor + 8.25%;	3,750	3,701	3,701
		Floor 9.25%), 3.00% ETP, Due 4/1/23)
		Term Loan (10.69% cash (Libor + 8.25%;	3,750	3,696	3,696
		Floor 9.25%), 3.00% ETP, Due 1/1/24)
Total Non-Affiliate Debt Investments — Healthcare information and services				23,482	23,482
Total Non- Affiliate Debt Investments				210,228	209,693

Non-Affiliate Warrant Investments — 6.9% (8)
Non-Affiliate Warrants — Life Science — 1.5% (8)
ACT Biotech Corporation	Biotechnology	130,872 Preferred Stock Warrants		12	—
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,634 Common Stock Warrants		122	—
Celsion Corporation (2)(5)(12)	Biotechnology	95,465 Common Stock Warrants		79	1
Espero BioPharma, Inc. (2)(5)(12)	Biotechnology	1,506,937 Common Stock Warrants		184	185
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	—
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	608,058 Common Stock Warrants		51	34
Revance Therapeutics, Inc. (5)(12)	Biotechnology	34,113 Common Stock Warrants		68	210
Sample6, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	26
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	356
Sunesis Pharmaceuticals, Inc. (5)(12)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	1
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	2,240,000 Common Stock Warrants		95	89
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants		24	28
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,182 Preferred Stock Warrants		66	68
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	720,000 Preferred Stock Warrants		95	99
CSA Medical, Inc. (12)	Medical Device	745,562 Preferred Stock Warrants		89	86
Lantos Technologies, Inc. (2)(12)	Medical Device	1,715,926 Common Stock Warrants		253	285
MacuLogix, Inc. (2)(12)	Medical Device	234,742 Preferred Stock Warrants		179	90
Mitralign, Inc. (2)(12)	Medical Device	64,190 Common Stock Warrants		52	1
NinePoint Medical, Inc. (2)(12)	Medical Device	29,102 Preferred Stock Warrants		33	6
ReShape Lifesciences Inc. (5)(12)	Medical Device	121 Common Stock Warrants		341	—
Tryton Medical, Inc. (2)(12)	Medical Device	122,362 Preferred Stock Warrants		15	13
VERO Biotech LLC (2)(12)	Medical Device	800 Common Stock Warrants		53	331
Total Non-Affiliate Warrants — Life Science				2,002	1,909
Non-Affiliate Warrants — Technology — 4.8% (8)
Audacy Corporation (2)(12)	Communications	1,545,575 Preferred Stock Warrants		194	—
Intelepeer Holdings, Inc. (2)(12)	Communications	1,171,549 Preferred Stock Warrants		94	57
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	158
Food52, Inc. (2)(12)	Consumer-related Technologies	102,941 Preferred Stock Warrants		104	104
Gwynnie Bee, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	820
Le Tote, Inc. (2)(12)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	368
Mohawk Group Holdings, Inc. (2)(12)	Consumer-related Technologies	300,000 Common Stock Warrants		195	195
Rhapsody International Inc. (2)(12)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
Kaminario, Inc. (2)(12)	Data Storage	9,981,346 Preferred Stock Warrants		124	161
IgnitionOne, Inc. (2)(12)	Internet and Media	262,910 Preferred Stock Warrants		672	665
Jump Ramp Games, Inc. (2)(12)	Internet and Media	159,766 Preferred Stock Warrants		32	1
Kixeye, Inc. (2)(12)	Internet and Media	791,251 Preferred Stock Warrants		75	61
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants		92	76
Verve Wireless, Inc. (2)(12)	Internet and Media	112,805 Common Stock Warrants		120	120
The NanoSteel Company, Inc. (2)(12)	Materials	467,277 Preferred Stock Warrants		233	567
Powerhouse Dynamics, Inc. (2)(12)	Power Management	348,838 Preferred Stock Warrants		33	—
Avalanche Technology, Inc. (2)(12)	Semiconductors	202,602 Preferred Stock Warrants		101	53
Luxtera, Inc.(2)(12)	Semiconductors	3,546,553 Preferred Stock Warrants		213	744
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants		80	426
Bolt Solutions Inc. (2)(12)	Software	202,892 Preferred Stock Warrants		113	—
Bridge2 Solutions, Inc. (2)(12)	Software	125,458 Common Stock Warrants		432	756
BSI Platform Holdings, LLC (2)(12)(13)	Software	137,500 Preferred Stock Warrants		19	19
Clarabridge, Inc. (12)	Software	53,486 Preferred Stock Warrants		14	106
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants		28	23

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2018

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

December 31, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value

Non-controlled Affiliate Equity — Technology — 0.6% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (12)	Software	1,943,572 Common Stock		791	791
Total Non-controlled Affiliate Equity				976	866
Total Non-controlled Affiliate Portfolio Investment Assets				$7,887	$7,574

Controlled Affiliate Investments — 9.9% (8)
Controlled Affiliate Equity — Financial — 9.9% (8)
Horizon Secured Loan Fund I LLC (12)(14)	Investment funds			$13,262	$13,243
Total Controlled Affiliate Equity				13,262	13,243
Total Controlled Affiliate Portfolio Investment Assets				$13,262	$13,243

Total Portfolio Investment Assets — 185.1%(8)				$250,921	$248,441

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	As of December 31, 2018, 5.0% of the Company’s total assets on a cost and fair value basis are in non-qualifying assets. Under the the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a PIK feature.

(12)	The fair value of the investment was valued using significant unobservable inputs.

(13)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

(14)	On June 1, 2018, the Company entered into an agreement with Arena to co-invest through HSLFI, a joint venture, which is expected to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

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

On March 26, 2019, the Company completed a follow-on public offering of 2,000,000 shares of its common stock at a public offering price of $12.14 per share, for total net proceeds to the Company of $23.2 million, after deducting underwriting commission and discounts and other offering expenses.

Note 2.  Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Principles of consolidation

As required under GAAP and Regulation S-X, the Company will generally consolidate its investment in a company that is an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise, and thus does not consolidate its interest.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2019 and December 31, 2018, there were no debt investments on non-accrual status. For the three months ended March 31, 2019 and 2018, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended March 31, 2019 and 2018 was 8.1% and 7.5%, respectively.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2019, HSLFI distributed $0.2 million classified as dividend income to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of March 31, 2019 and December 31, 2018 was $2.0 million and $2.2 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2019 and December 31, 2018 were $2.6 million and $2.4 million, respectively. The amortization expense for the three months ended March 31, 2019 and 2018 was $0.2 million.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2019 and 2018, there was no U.S. federal excise tax recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2019 and December 31, 2018. The Company’s income tax returns for the 2017, 2016 and 2015 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stock Repurchase Program

On April 26, 2019, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2020 or the repurchase of $5.0 million of the Company’s common stock. During the three months ended March 31, 2019 and 2018, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through March 31, 2019, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies disclosure requirements for the fair value measurement of Level 3 securities of public companies. This guidance is effective for annual and interim periods beginning on or after December 15, 2019 and early adoption is permitted. The Company elected to early adopt ASU 2018-13 for the year ended December 31, 2018. As a result, no significant changes were made to the Company’s disclosures in the notes to the consolidated financial statements.

Securities and Exchange Commission Disclosure Update and Simplification

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The SEC Release is effective for all filings on or after November 5, 2018. As required, the Company adopted the SEC Release for the year ended December 31, 2018. The SEC Release required changes to the presentation of the Company's Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented distributable earnings on the Consolidated Statements of Assets and Liabilities and the Consolidated Statement of Net Assets as three components: 1) distributions in excess of net investment income; 2) net unrealized depreciation on investments; and 3) net realized loss on investments. Upon adoption, the Company presents distributable earnings in total on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2018.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides a reconciliation of previously disclosed components of distributable earnings on the Consolidated Statement of Changes in Net Assets as of March 31, 2018 to currently disclosed total distributable earnings on the Consolidated Statement of Assets and Liabilities as of March 31, 2018:

	For the three months ended March 31, 2018
	Accumulated Undistributed (Distributions in Excess of) Net Investment Income	Net Unrealized Depreciation on Investments	Net Realized Loss on Investments	Distributable Earnings
	(In thousands)
Net investment income, net of excise tax	$3,210	$—	$—	$3,210
Net unrealized depreciation on investments	—	(458)	—	(458)
Net realized loss on investments	—	—	(149)	(149)
Net increase in net assets resulting from operations	$3,210	$(458)	$(149)	$2,603

Note 3.  Related party transactions

Investment Management Agreement

On July 27, 2018, the Board approved the New Investment Management Agreement, which the shareholders, at a special meeting of the stockholders, approved October 30, 2018; the New Investment Management Agreement replaced the existing Investment Management Agreement and went into effect upon a change of control of the Advisor. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

Through October 30, 2018, the base management fee was calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. From and after October 31, 2018, the first date on which the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act apply to the Company, the base management fee was and will be calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage; provided, that, to the extent the Company’s gross assets (less cash and cash equivalents) exceed $250 million, the base management fee on the amount of such excess over $250 million will be calculated at an annual rate of 1.60% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. The base management fee is payable monthly in arrears and is prorated for any partial month.

The base management fee payable at March 31, 2019 and December 31, 2018 was $0.4 million. The base management fee expense was $1.3 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.

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

On March 5, 2019, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment. During the three months ended March 31, 2019, the Advisor waived performance based incentive fees of $1.1 million which the Advisor would have otherwise been paid by the Company.

On March 6, 2018, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees are not subject to recoupment. During the three months ended March 31, 2018, the Advisor did not waive performance based incentive fees.

The net performance based incentive fee expense was $0.8 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended March 31, 2018, which resulted in $0.2 million of reduced expense and additional net investment income. The performance based incentive fee payable as of March 31, 2019 and December 31, 2018 was $0.8 million and $1.0 million, respectively. The entire incentive fee payable as of March 31, 2019 and December 31, 2018 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.2 million for the three months ended March 31, 2019 and 2018.

Note 4.  Investments

The following table shows the Company’s investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Investments
Debt	$235,975	$235,268	$217,093	$216,401
Warrants	7,369	9,733	7,032	9,324
Other	11,808	6,420	11,815	7,640
Equity	1,480	1,386	1,719	1,833
Equity interest in HSLFI	13,360	13,345	13,262	13,243
Total investments	$269,992	$266,152	$250,921	$248,441

Additionally, as of March 31, 2019, the Company had commitments to fund undrawn revolvers to its portfolio companies totaling $5.0 million. As of December 31, 2018, the Company had no commitments to fund undrawn revolvers to its portfolio companies.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$38,173	$37,686	$25,770	$25,426
Drug Delivery	1,601	1,707	1,590	1,584
Medical Device	47,553	47,958	47,504	47,869
Technology
Communications	11,423	10,654	11,219	10,754
Consumer-Related	29,496	30,471	21,094	22,061
Data Storage	24,050	19,939	14,132	10,036
Internet and Media	27,371	27,332	38,200	38,132
Materials	8,687	9,015	8,679	9,013
Power Management	433	450	545	512
Semiconductors	181	476	3,807	4,636
Software	41,402	40,779	40,942	40,912
Cleantech
Alternative Energy	68	—	68	—
Energy Efficiency	100	111	100	112
Healthcare Information and Services
Diagnostics	71	2	71	2
Other	218	170	218	172
Software	25,805	26,057	23,720	23,977
Investment funds
HSLFI	13,360	13,345	13,262	13,243
Total investments	$269,992	$266,152	$250,921	$248,441

Horizon Secured Loan Fund I LLC

On June 1, 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either the Company or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value using the same valuation methodology as described in Note 6. As of March 31, 2019 and December 31, 2018, HSLFI had total assets of $30.9 million and $26.4 million, respectively. HSLFI’s portfolio consisted of debt investments in four portfolio companies as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million, and the four largest investments in portfolio companies in the HSLFI totaled $29.2 million. As of December 31, 2018, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $8.3 million, and the four largest investments in portfolio companies in the HSLFI totaled $25.0 million. As of March 31, 2019 and December 31, 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which the Company may directly invest.

The Company invests cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of March 31, 2019 and December 31, 2018, the Company and Arena each owned 50.0% of the equity interests of HSLFI. The Company had an original commitment to fund $25.0 million of equity interests in HSLFI. As of March 31, 2019 and December 31, 2018, $11.7 million was unfunded. The Company’s investment in HSLFI consisted of an equity contribution of $13.3 million as of March 31, 2019 and December 31, 2018.

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

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and the Company, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement (the “NYL Facility”) with several entities owned or affiliated with New York Life Insurance Company (“Noteholders”) for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement has an investment period that ends on June 1, 2020, if not extended, followed by a five year amortization period and a scheduled final payment date of June 10, 2025, subject to any extension of the investment period. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $4.2 million in advances made by the Noteholders as of March 31, 2019 at an interest rate of 5.29%. There were no advances made by the Noteholders as of December 31, 2018.

The following table shows HSLFI’s individual investments as of March 31, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (10.12% cash (Libor + 7.63%; Floor	$2,500	$2,453	$2,453
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (10.12% cash (Libor + 7.63%; Floor	2,500	2,453	2,453
		9.63%), 4.00% ETP, Due 7/1/22)
Total Debt Investments — Life science				4,906	4,906
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.44% cash (Libor + 9.95%; Floor	4,000	3,930	3,930
		11.25%), 3.30% ETP, Due 1/1/22)
		Term Loan (12.44% cash (Libor + 9.95%; Floor	4,000	3,930	3,930
		11.25%), 3.30% ETP, Due 1/1/22)
		Term Loan (12.45% cash (Libor + 9.95%; Floor	1,227	1,204	1,204
		12.45%), 2.50% ETP, Due 10/1/22)
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.99% cash (Libor + 8.50%; Floor	8,250	8,136	8,136
		10.50%), 3.50% ETP, Due 7/1/22)
		Term Loan (10.99% cash (Libor + 8.50%; Floor	3,000	2,952	2,952
		10.50%), 3.50% ETP, Due 2/1/23)
Total Debt Investments — Technology				20,152	20,152
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.74% cash (Libor + 8.25%; Floor	3,750	3,701	3,701
		9.25%), 3.00% ETP, Due 10/1/23)
Total Debt Investments — Healthcare information and services				3,701	3,701
Total Debt Investments				28,759	28,759

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	11
Total Warrant Investments — Life science				58	11
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,886,934 Preferred Stock Warrants		82	101
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	75
Total Warrant Investments — Technology				159	176
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	16
Total Warrant Investments — Healthcare information and services				16	16
Total Warrant Investments				233	203

Total Portfolio Investment Assets				$28,992	$28,962

Short Term Investments — Money Market Funds
US Bank Money Market Deposit Account (6)				$317	$317
Total Short Term Investments — Money Market Funds				$317	$317

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)				$23	$23
Total Short Term Investments — Restricted Money Market Funds				$23	$23

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of March 31, 2019 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows HSLFI’s individual investments as of December 31, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor	$2,500	$2,449	$2,449
		9.63%), 4.00% ETP, Due 7/1/22)
		Term Loan (9.98% cash (Libor + 7.63%; Floor	2,500	2,449	2,449
		9.63%), 4.00% ETP, Due 7/1/22)
Total Debt Investments — Life science				4,898	4,898
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.30% cash (Libor + 9.95%; Floor	4,000	3,948	3,948
		11.25%), 2.50% ETP, Due 7/1/21)
		Term Loan (12.30% cash (Libor + 9.95%; Floor	4,000	3,948	3,948
		11.25%), 2.50% ETP, Due 7/1/21)
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.85% cash (Libor + 8.50%; Floor	8,250	8,098	8,098
		10.50%), 3.50% ETP, Due 7/1/22)
Total Debt Investments — Technology				15,994	15,994
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.60% cash (Libor + 8.25%; Floor	3,750	3,699	3,699
		9.25%), 3.00% ETP, Due 10/1/23)
Total Debt Investments — Healthcare information and services				3,699	3,699
Total Debt Investments				24,591	24,591

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	1
Total Warrant Investments — Life science				58	1
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,280,000 Preferred Stock Warrants		49	70
BSI Platform Holdings, LLC (6)(7)(9)	Software	412,500 Preferred Stock Warrants		57	56
Total Warrant Investments — Technology				106	126
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	16
Total Warrant Investments — Healthcare information and services				16	16
Total Warrant Investments				180	143

Total Portfolio Investment Assets				$24,771	$24,734

Short Term Investments — Money Market Funds
US Bank Money Market Deposit Account (6)				$74	$74
Total Short Term Investments — Money Market Funds				$74	$74

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following tables show certain summarized financial information for HSLFI as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019:

	March 31,	December 31,
	2019	2018
	(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $28,992 and $24,771, respectively)	$28,962	$24,734
Investments in money market funds	317	74
Restricted investments in money market funds	23	—
Cash and cash equivalents	5	76
Interest receivable	340	252
Other assets	1,255	1,306
Total assets	$30,902	$26,442

Borrowings	$4,227	$—
Other liabilities	110	81
Total liabilities	4,337	81

Members’ equity	26,565	26,361
Total liabilities and members’ equity	$30,902	$26,442

For the three months ended
March 31, 2019
(In thousands)
Selected Statements of Operations Information
Interest income on investments	$849
Total expenses	$187
Net investment income	$662
Net unrealized appreciation on investments	$8
Net increase in net assets resulting from operations	$670

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.  Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities. Transactions related to investments in non-controlled affiliated companies for the three months ended March 31, 2019 were as follows:

			Three months ended March 31, 2019
Portfolio Company	Fair value at December 31, 2018	Purchases	Principal Payments	Transfers in/(out) at fair value	Discount accretion	Net unrealized gain/(loss)	Fair value at March 31, 2019	Net realized gain/(loss)	Interest income
	(In thousands)
Decisyon, Inc.	$1,464	$—	$97	$—	$—	$56	$1,423	$—	$59
	764	—	53	—	5	30	746	—	31
	240	—	—	—	—	10	250	—	8
	240	—	—	—	—	10	250	—	8
	721	—	—	—	—	27	748	—	24
	289	—	—	—	—	11	300	—	10
	192	—	—	—	—	8	200	—	7
	75	—	—	—	—	—	75	—	—
StereoVision, Inc.	2,798	—	—	—	—	—	2,798	—	76
	791	—	—	—	—	—	791	—	—
Total Non-controlled Affiliates	$7,574	$—	$150	$—	$5	$152	$7,581	$—	$223

Transactions related to investments in affiliated companies for the year ended December 31, 2018 were as follows:

			Year ended December 31, 2018
Portfolio Company	Fair value at December 31, 2017	Purchases	Principal Payments	Transfers in/(out) at fair value	Discount accretion	Net unrealized gain/(loss)	Fair value at December 31, 2018	Net realized gain/(loss)	Interest income
	(In thousands)
Decisyon, Inc.	$1,449	$—	$—	$—	$—	$15	$1,464	$—	$265
	735	—	—	—	23	6	764	—	140
	238	—	—	—	—	2	240	—	35
	238	—	—	—	—	2	240	—	34
	714	—	—	—	—	7	721	—	104
	—	300	—	—	—	(11)	289	—	20
	—	200	—	—	—	(8)	192	—	8
	125	—	—	—	—	(50)	75	—	—
StereoVision, Inc.	—	2,798	—	—	—	—	2,798	—	119
	—	791	—	—	—	—	791	—	—
Total non-controlled affiliates	$3,499	$4,089	$—	$—	$23	$(37)	$7,574	$—	$725

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the three months ended March 31, 2019 were as follows:

			Three months ended March 31, 2019
Portfolio Company	Fair value at December 31, 2018	Purchases	Distributions	Transfers in/(out) at fair value	Dividends declared	Net unrealized gain/(loss)	Fair value at March 31, 2019	Net realized gain/(loss)	Dividend income
	(In thousands)
HSLFI(1)	$13,243	$—	$(233)	$—	$331	$4	$13,345	$—	$331
Total controlled affiliates	$13,243	$—	$(233)	$—	$331	$4	$13,345	$—	$331

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members provide cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All portfolio and other material decisions regarding HSLFI must be submitted to HSLFI’s board of managers which is comprised of an equal number of managers appointed by each of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

Transactions related to investments in controlled affiliated companies for the year ended December 31, 2018 were as follows:

			Year ended December 31, 2018
Portfolio Company	Fair value at December 31, 2017	Purchases	Distributions	Transfers in/(out) at fair value	Dividends declared	Net unrealized gain/(loss)	Fair value at December 31, 2018	Net realized gain/(loss)	Dividend income
	(In thousands)
HSLFI(1)	$—	$13,262	$(255)	$—	$255	$(19)	$13,243	$—	$255
Total controlled affiliates	$—	$13,262	$(255)	$—	$255	$(19)	$13,243	$—	$255

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members provide cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All portfolio and other material decisions regarding HSLFI must be submitted to HSLFI’s board of managers which is comprised of an equal number of managers appointed by each of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

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

Debt investments:  The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At March 31, 2019 and December 31, 2018, the hypothetical market yields used ranged from 11% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of March 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2019:

March 31, 2019
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
(Dollars in thousands, except per share data)
Debt investments	$235,268	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

Warrant investments	8,475	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility	$0.00 – $980.00 20%	$41.55 20%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	3 years

	50	Estimated Proceeds	Price Per Share	$0.14	$0.14

Other investments	6,420	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	0% – 25% 10% – 100%	19% 36%

Equity investments	1,289	Last Equity Financing	Price Per Share	$0.00 – $2.24	$0.80
Total Level 3 investments	$251,502

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

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

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On March 31, 2019, the closing price of the 2022 Notes on the New York Stock Exchange was $25.61 per note, or $38.3 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$235,268	$235,268
Warrant investments	—	1,208	8,525	9,733
Other investments	—	—	6,420	6,420
Equity investments	97	—	1,289	1,386
Equity interest in HSLFI(1)	—	—	—	13,345
Total investments	$97	$1,208	$251,502	$266,152

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$216,401	$216,401
Warrant investments	—	692	8,632	9,324
Other investments	—	—	7,640	7,640
Equity investments	544	—	1,289	1,833
Equity interest in HSLFI(1)	—	—	—	13,243
Total investments	$544	$692	$233,962	$248,441

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$216,401	$8,632	$1,289	$7,640	$233,962
Purchase of investments	38,082	—	—	—	38,082
Warrants and equity received and classified as Level 3	—	378	—	—	378
Principal payments received on investments	(18,605)	—	—	(8)	(18,613)
Proceeds from sale of investments	—	(783)	—	—	(783)
Net realized gain on investments	—	404	—	—	404
Unrealized depreciation included in earnings	(16)	(106)	—	(1,212)	(1,334)
Other	(594)	—	—	—	(594)
Level 3 assets, end of period	$235,268	$8,525	$1,289	$6,420	$251,502

During the three months ended March 31, 2019, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2019 includes $1.2 million in unrealized depreciation on debt and other investments and $0.3 million in unrealized appreciation on warrant investments.

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

During the three months ended March 31, 2018, there were no transfers in or out of Level 3.

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

As of March 31, 2019 and December 31, 2018, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s 2022 Notes, as previously described.

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

Note 7.  Borrowings

The following table shows the Company’s borrowings as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$125,000	$95,500	$29,500	$125,000	$90,500	$34,500
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	162,375	132,875	29,500	162,375	127,875	34,500
Unamortized debt issuance costs attributable to term borrowings	—	(952)	—	—	(1,022)	—
Total borrowings outstanding, net	$162,375	$131,923	$29,500	$162,375	$126,853	$34,500

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

Currently, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of March 31, 2019, the asset coverage for borrowed amounts was 218%.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company entered into the Key Facility with Key effective November 4, 2013. On December 28, 2018, the Company amended the Key Facility, increasing the aggregate commitments under the Key Facility by $25 million to $125 million. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a revolving period that extends to April 6, 2021, followed by a two-year amortization period and is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 2.49% and 2.50% on March 31, 2019 and December 31, 2018, respectively. The average interest rate for the three months ended March 31, 2019 and 2018 was 5.76% and 4.85%, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually. As of March 31, 2019 and December 31, 2018, the Company had borrowing capacity under the Key Facility of $29.5 million and $34.5 million, respectively. At March 31, 2019 and December 31, 2018, $4.3 million and $0.9 million, respectively, was available, subject to existing terms and advance rates.

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2019, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

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

The balance of unfunded commitments to extend credit was $39.5 million and $27.5 million as of March 31, 2019 and December 31, 2018, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2019:

	March 31, 2019
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Aerin Medical, Inc.	$5,000	$63
Betabrand Corporation	4,500	66
Catasys, Inc.	5,000	125
CSA Medical, Inc.	9,000	128
Espero Biopharma, Inc.	10,000	100
Mustang Bio, Inc.	5,000	97
StereoVision Imaging, Inc.	1,000	—
Total	$39,500	$579

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2019, which totaled $0.6 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 30% and 32% of total debt investments outstanding as of March 31, 2019 and December 31, 2018, respectively. No single debt investment represented more than 10% of the total debt investments as of March 31, 2019 and December 31, 2018. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 26% and 29% of total interest and fee income on investments for the three months ended March 31, 2019 and 2018, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2019 and for the years ended December 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Three Months Ended March 31, 2019
3/1/19	5/17/19	6/17/19	$0.10	$—	—	$—
3/1/19	4/18/19	5/15/19	0.10	—	—	—
3/1/19	3/19/19	4/16/19	0.10	1,139	1,199	14
			$0.30	$1,139	1,199	$14
Year Ended December 31, 2018
10/26/18	2/20/19	3/15/19	$0.10	$1,140	1,061	$14
10/26/18	1/17/19	2/15/19	0.10	1,139	1,166	15
10/26/18	12/18/18	1/15/19	0.10	1,140	1,125	13
7/27/18	11/19/18	12/14/18	0.10	1,139	1,222	14
7/27/18	10/18/18	11/15/18	0.10	1,138	1,255	15
7/27/18	9/18/18	10/16/18	0.10	1,138	1,253	15
4/27/18	8/17/18	9/14/18	0.10	1,139	1,212	14
4/27/18	7/19/18	8/15/18	0.10	1,139	1,202	14
4/27/18	6/19/18	7/17/18	0.10	1,140	1,221	13
3/1/18	5/17/18	6/15/18	0.10	1,140	1,271	13
3/1/18	4/19/18	5/15/18	0.10	1,140	1,287	13
3/1/18	3/19/18	4/17/18	0.10	1,139	1,255	13
			$1.20	$13,671	14,530	$166
Year Ended December 31, 2017
10/27/17	2/21/18	3/15/18	$0.10	$1,138	1,241	$14
10/27/17	1/22/18	2/15/18	0.10	1,139	1,185	13
10/27/17	12/20/17	1/17/18	0.10	1,139	1,119	13
7/28/17	11/20/17	12/15/17	0.10	1,139	1,227	13
7/28/17	10/19/17	11/15/17	0.10	1,139	1,195	13
7/28/17	9/20/17	10/16/17	0.10	1,138	1,205	14
4/27/17	8/18/17	9/15/17	0.10	1,140	1,199	13
4/27/17	7/20/17	8/15/17	0.10	1,140	1,159	12
4/27/17	6/20/17	7/14/17	0.10	1,138	1,164	13
3/3/17	5/19/17	6/15/17	0.10	1,137	1,202	14
3/3/17	4/21/17	5/16/17	0.10	1,137	1,287	15
3/3/17	3/20/17	4/18/17	0.10	1,134	1,510	18
			$1.20	$13,658	14,693	$165

On April 26, 2019, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
June 18, 2019	June 19, 2019	July 16, 2019	$0.10
July 17, 2019	July 18, 2019	August 15, 2019	$0.10
August 16, 2019	August 19, 2019	September 17, 2019	$0.10

After paying distributions of $0.30 per share and earning taxable net investment income of $0.30 per share for the quarter, the Company’s undistributed spillover income as of March 31, 2019 was $0.10 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Three Months Ended March 31,
	2019		2018
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.64		$11.72
Net investment income	0.28		0.28
Realized gain (loss) on investments	0.10		(0.01)
Unrealized depreciation on investments	(0.12)		(0.04)
Net increase in net assets resulting from operations	0.26		0.23
Distributions declared(1)	(0.30)		(0.30)
From net investment income	(0.30)		(0.30)
From net realized gain on investments	—		—
Return of capital	—		—
Other(2)	(0.05)		—
Net asset value at end of period	$11.55		$11.65
Per share market value, beginning of period	$11.25		$11.22
Per share market value, end of period	$11.79		$10.39
Total return based on a market value(3)	7.5%		(4.7)%
Shares outstanding at end of period	13,538,481		11,523,951
Ratios, net of waiver, to average net assets:
Expenses without incentive fees	11.7	%(4)	10.2	%(4)
Incentive fees	2.2	%(4)	1.6	%(4)
Net expenses	13.9	%(4)	11.8	%(4)
Net investment income with incentive fees	8.9	%(4)	9.5	%(4)
Ratios, without waiver, to average net assets:
Expenses without incentive fees(5)	11.7	%(4)	10.2	%(4)
Incentive fees(5)	5.4	%(4)	1.6	%(4)
Net expenses(5)	17.1	%(4)	11.8	%(4)
Net investment income with incentive fees(5)	5.8	%(4)	9.5	%(4)
Net assets at the end of the period	$156,424		$134,261
Average net asset value	$145,341		$134,668
Average debt per share	$10.69		$8.28
Portfolio turnover ratio	17.2%		4.3%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	During the three months ended March 31, 2019, the Advisor waived $1.1 million of performance based incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subsequent Events

On April 1, 2019, the Company funded a $15.0 million loan to a new portfolio company, Encore Dermatology, Inc., a specialty pharmaceutical company focused on the U.S. dermatology market.

On April 1, 2019, Powerhouse Dynamics, Inc. (“Powerhouse”) prepaid its outstanding principal balance of $0.4 million on its venture loan, plus interest and prepayment fee. Powerhouse also completed a sale transaction from which the Company received proceeds of approximately $0.1 million in connection with the termination of the Company’s warrants in Powerhouse.

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

Forward-looking statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing debt investments, warrants and other investments;
•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Finance Management LLC, or the Advisor;
•	the impact of increased competition;
•	the impact of investments we intend to make and future acquisitions and divestitures;
•	the unfavorable resolution of legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	our regulatory structure and tax status;
•	our ability to qualify and maintain qualification as a regulated investment company, or RIC, and as a business development company, or BDC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;
•	the ability of our portfolio companies to achieve their objective;
•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
•	the impact of the Small Business Credit Availability Act, or SBCAA, on our operations and the BDC industry;
•	our contractual arrangements and relationships with third parties;
•	our ability to access capital and any future financings by us;
•	the ability of our Advisor to attract and retain highly talented professionals;
•	the impact of changes to tax legislation and, generally, our tax position; and
•	our ability to fund unfunded commitments, including revolver commitments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2018, and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and cleantech industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of March 31, 2019, 100%, or $235.3 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. On March 23, 2018, the SBCAA amended Section 61(a) of the 1940 Act to add Section 61(a)(2) which enables BDCs to reduce their asset coverage requirements from 200% to 150%. This provision permits a BDC to double the maximum amount of leverage that it is permitted to incur. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. We received approval from our stockholders to reduce our asset coverage requirement from 200% to 150% on October 30, 2018. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Debt investments	35	$235,268	88.0%	34	$216,401	87.1%
Warrants	68	9,733	3.6	67	9,324	3.8
Other investments	4	6,420	2.9	4	7,640	3.1
Equity	8	1,386	0.5	9	1,833	0.7
Equity interest in HSLFI	1	13,345	5.0	1	13,243	5.3
Total		$266,152	100.0%		$249,441	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Beginning portfolio	$248,441	$222,099
New debt investments	38,082	11,041
Less refinanced debt investments	—	(2,479)
Net new debt investments	38,082	8,562
Principal payments received on investments	(4,523)	(8,799)
Early pay-offs	(14,090)	(6,741)
Accretion of debt investment fees	658	510
New debt investment fees	(538)	(1,195)
New equity	—	791
Proceeds from sale of investments	(1,768)	(2,715)
Dividend income from controlled affiliate investments	331	—
Distributions from controlled affiliate investments	(233)	—
Net realized gain (loss) on investments	1,151	(149)
Net unrealized depreciation on investments	(1,359)	(458)
Ending portfolio	$266,152	$211,905

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$31,823	13.5%	$19,369	8.9%
Drug Delivery	1,506	0.6	1,495	0.7
Medical Device	46,263	19.7	46,162	21.3
Technology
Communications	10,415	4.4	10,539	4.9
Consumer-Related	28,792	12.2	20,491	9.5
Data Storage	19,518	8.3	9,835	4.5
Internet and Media	26,155	11.1	36,984	17.1
Materials	8,380	3.6	8,372	3.9
Power Management	400	0.2	512	0.2
Semiconductors	—	—	3,413	1.6
Software	36,598	15.6	35,747	16.5
Healthcare Information and Services
Software	25,418	10.8	23,482	10.9
Total	$235,268	100.0%	$216,401	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 30% and 32% of total debt investments outstanding as of March 31, 2019 and December 31, 2018, respectively. No single debt investment represented more than 10% of our total debt investments as of March 31, 2019 and December 31, 2018.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2019 and December 31, 2018, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	4	$26,927	11.4%	6	$41,677	19.3%
3	27	197,634	84.0	23	155,439	71.8
2	4	10,707	4.6	5	19,285	8.9
1	—	—	—	—	—	—
Total	35	$235,268	100.0%	34	$216,401	100.0%

As of March 31, 2019 and December 31, 2018, there were no debt investments with an internal credit rating of 1.

Horizon Secured Loan Fund I LLC

On June 1, 2018, we and Arena Sunset SPV, LLC, or Arena, formed a joint venture, Horizon Secured Loan Fund I, or HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and cleantech industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either us or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value. As of March 31, 2019 and December 31, 2018, HSLFI had total assets of $30.9 million and $26.4 million, respectively. HSLFI’s portfolio consisted of debt investments in four portfolio companies as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million and the four largest investments in portfolio companies in the HSLFI totaled $29.2 million. As of December 31, 2018, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $8.3 million and the four largest investments in portfolio companies in the HSLFI totaled $25.0 million. As of March 31, 2019 and December 31, 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which we may directly invest.

We invest cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of March 31, 2019 and December 31, 2018, we and Arena each owned 50.0% of the equity interests of HSLFI. We had an original commitment to fund $25.0 million of equity interests in HSLFI. As of March 31, 2019 and December 31, 2018, $11.7 million was unfunded. Our investment in HSLFI consisted of an equity contribution of $13.3 million as of March 31, 2019 and December 31, 2018.

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

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and us, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement, or the NYL Facility, with several entities owned or affiliated with New York Life Insurance Company, or the Noteholders, for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement has an investment period that ends on June 1, 2020, if not extended, followed by a five year amortization period and a scheduled final payment date of June 10, 2025, subject to any extension of the investment period. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $4.2 million in advances made by the Noteholders as of March 31, 2019 at an interest rate of 5.29%. There were no advances made by the Noteholders as of December 31, 2018.

The following table shows a summary of HSLFI’s investment portfolio for the three months ended March 31, 2019:

For the three months ended,
March 31, 2019
(Dollars in thousands)
Total investments at fair value	$28,962
Dollar-weighted annualized yield on average debt investments(1)	12.5%
Number of portfolio companies in HSLFI	4
Largest portfolio company investment at fair value	$11,163

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect HSLFI’s expenses.

The following table shows HSLFI’s total portfolio investment activity as of and for the three months ended March 31, 2019:

For the Three Months Ended March 31,
2019
(In thousands)
Beginning portfolio	$24,734
New debt investments	4,227
Accretion of debt investment fees	32
New debt investment fees	(39)
Net unrealized appreciation on investments	8
Ending portfolio	$28,962

The following table shows HSLFI’s individual investments as of March 31, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (10.12% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,453	$2,453

		Term Loan (10.12% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,453	2,453

Total Debt Investments — Life science				4,906	4,906
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.44% cash (Libor + 9.95%; Floor 11.25%), 3.30% ETP, Due 1/1/22)	4,000	3,930	3,930

		Term Loan (12.44% cash (Libor + 9.95%; Floor 11.25%), 3.30% ETP, Due 1/1/22)	4,000	3,930	3,930

		Term Loan (12.45% cash (Libor + 9.95%; Floor 12.45%), 2.50% ETP, Due 10/1/22)	1,227	1,204	1,204

New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.99% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,136	8,136

		Term Loan (10.99% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,952	2,952

Total Debt Investments — Technology				20,152	20,152

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.74% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,701	3,701

Total Debt Investments — Healthcare information and services				3,701	3,701
Total Debt Investments				28,759	28,759

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	11
Total Warrant Investments — Life science				58	11
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,886,934 Preferred Stock Warrants		82	101
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	75
Total Warrant Investments — Technology				159	176
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	16
Total Warrant Investments — Healthcare information and services				16	16
Total Warrant Investments				233	203

Total Portfolio Investment Assets				$28,992	$28,962

Short Term Investments — Money Market Funds
US Bank Money Market Deposit Account (6)				$317	$317
Total Short Term Investments — Money Market Funds				$317	$317

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)				$23	$23
Total Short Term Investments — Restricted Money Market Funds				$23	$23

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments, or ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate, or LIBOR, are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of March 31, 2019 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following table shows HSLFI’s individual investments as of December 31, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,449	$2,449

		Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,449	2,449

Total Debt Investments — Life science				4,898	4,898
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948

		Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948

New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.85% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,098	8,098

Total Debt Investments — Technology				15,994	15,994
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.60% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,699	3,699

Total Debt Investments — Healthcare information and services				3,699	3,699
Total Debt Investments				24,591	24,591

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	1
Total Warrant Investments — Life science				58	1
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,280,000 Preferred Stock Warrants		49	70
BSI Platform Holdings, LLC (6)(7)(9)	Software	412,500 Preferred Stock Warrants		57	56
Total Warrant Investments — Technology				106	126
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	16
Total Warrant Investments — Healthcare information and services				16	16
Total Warrant Investments				180	143

Total Portfolio Investment Assets				$24,771	$24,734

Short Term Investments — Money Market Funds
US Bank Money Market Deposit Account (6)				$74	$74
Total Short Term Investments — Money Market Funds				$74	$74

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.

(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following tables show certain summarized financial information for HSLFI as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019:

	March 31,	December 31,
	2019	2018
	(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $28,992 and $24,771, respectively)	$28,962	$24,734
Investments in money market funds	317	74
Restricted investments in money market funds	23	—
Cash and cash equivalents	5	76
Interest receivable	340	252
Other assets	1,255	1,306
Total assets	$30,902	$26,442

Borrowings	$4,227	$—
Other liabilities	110	81
Total liabilities	4,337	81

Members’ equity	26,565	26,361
Total liabilities and members’ equity	$30,902	$26,442

For the three months ended
March 31, 2019
(In thousands)
Selected Statements of Operations Information
Interest income on investments	$849
Total expenses	$187
Net investment income	$662
Net unrealized appreciation on investments	$8
Net increase in net assets resulting from operations	$670

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended March 31, 2019 and 2018

The following table shows consolidated results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Total investment income	$8,306	$7,175
Total expenses	6,213	3,965
Performance based incentive fee waived	(1,140)	—
Net expenses	5,073	3,965
Net investment income	3,233	3,210
Net realized gain (loss) on investments	1,151	(149)
Net unrealized depreciation on investments	(1,359)	(458)
Net increase in net assets resulting from operations	$3,025	$2,603
Average debt investments, at fair value	$221,933	$199,728
Average borrowings outstanding	$124,697	$95,375

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $1.1 million, or 15.8%, to $8.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, total investment income consisted primarily of $7.7 million in interest income from investments, which included $1.5 million in income from the accretion of origination fees and ETPs and $0.3 million in fee income. Interest income on debt investments increased by $0.9 million, or 13.4%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Interest income on debt investments for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 increased primarily due to an increase of $22.2 million, or 11.1%, in the average size of our debt investment portfolio and an increase in one-month LIBOR which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee and prepayment fee income on debt investments, decreased by $0.1 million, or 24.6%, to $0.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a decrease in fees earned on lower principal prepayments received.

The following table shows our dollar-weighted annualized yield for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
Investment type:	2019	2018
Debt investments(1)(2)	14.4%	14.4%
Debt investments and equity investment in HSLFI(1)(3)(4)	14.1%	14.4%
Equity investment in HSLFI(1)(4)(5)	10.0%	—
All investments(1)(6)	13.1%	13.1%

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

(2)	Excludes any yield from warrants, equity, other investments and equity investment in HSLFI. Related investment income includes interest income and fee income from debt investments.
(3)	Excludes any yield from warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments and dividend income from equity investment in HSLFI.
(4)	HSLFI was formed on June 1, 2018. There was no yield from equity investment in HSLFI for the three months ended March 31, 2018.
(5)	Excludes any yield from debt investments, warrants, equity and other investments. Related investment income includes dividend income from equity investment in HSLFI.
(6)	Includes any yield from debt investments, warrants, equity, other investments and equity investment in HSFLI. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 26% and 29% of investment income for the three months ended March 31, 2019 and 2018, respectively.

Expenses

Net expenses increased by $1.1 million, or 27.9%, to $5.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.6 million, or 38.0%, to $2.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $29.3 million, or 30.7% and an increase in one-month LIBOR for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Base management fee expense increased by $0.2 million, or 16.4%, to $1.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Base management fee increased primarily due to an increase of $22.2 million, or 11.1%, in the average size of our investment portfolio for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

On March 5, 2019, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment. During the three months ended March 31, 2019, our Advisor waived performance based incentive fees of $1.1 million which our Advisor would have otherwise been paid. This resulted in $1.1 million of reduced expense and additional net investment income for the three months ended March 31, 2019.

On March 6, 2018, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees are not subject to recoupment. During the three months ended March 31, 2018, our Advisor did not waive performance based incentive fees.

Performance based incentive fee expense, net of the waiver above, increased by $0.3 million, or 48.3%, to $0.8 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was due to (i) an increase of $0.3 million, or 7.6%, in Pre-Incentive Fee Net Investment Income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 and (ii) an increase in the Incentive Fee Cap calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended March 31, 2018 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative were $0.9 million and $0.8 million, respectively, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

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

During the three months ended March 31, 2019, we realized net gains totaling $1.2 million primarily from the sale of our equity investment in one portfolio company and from the consideration we received from the termination of warrants upon the sale of one portfolio company. During the three months ended March 31, 2018, we realized net losses totaling $0.1 million primarily from the write off of warrants in three portfolio companies.

During the three months ended March 31, 2019, net unrealized depreciation on investments totaled $1.4 million which was primarily due to the unrealized depreciation on one of our other investments. During the three months ended March 31, 2018, net unrealized depreciation on investments totaled $0.5 million which was primarily due to the unrealized depreciation on one debt investment and the unrealized depreciation on one public equity investment.

Liquidity and capital resources

As of March 31, 2019 and December 31, 2018, we had cash of $22.2 million and $12.6 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our public debt offerings.

On April 26, 2019, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2020 or the repurchase of $5.0 million of our common stock. During the three months ended March 31, 2019 and 2018, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through March 31, 2019, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At March 31, 2019 and December 31, 2018, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association was $95.5 million and $90.5 million, respectively. As of March 31, 2019 and December 31, 2018, we had borrowing capacity under the Key Facility of $29.5 million and $34.5 million, respectively. At March 31, 2019 and December 31, 2018, $4.3 million and $0.9 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $15.2 million for the three months ended March 31, 2019, and our financing activities provided cash of $24.7 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the completion of a follow-on public offering of 2.0 million shares of common stock for net proceeds of $23.2 million, after deducting underwriting commission and discounts and other offering expenses and advances on our Key Facility, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$125,000	$95,500	$29,500	$125,000	$90,500	$34,500
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	162,375	132,875	29,500	162,375	127,875	34,500
Unamortized debt issuance costs attributable to term borrowings	—	(952)	—	—	(1,022)	—
Total borrowings outstanding, net	$162,375	$131,923	$29,500	$162,375	$126,853	$34,500

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 2.49% and 2.50% as of March 31, 2019 and December 31, 2018, respectively. The interest rates in effect were 5.74% and 5.60% as of March 31, 2019 and December 31, 2018, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million of our 6.25% notes due 2022, or the 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2019, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

Other assets

As of March 31, 2019 and December 31, 2018, other assets were $1.6 million and $1.8 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2019:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$132,875	$8,920	$73,569	$50,386	$—
Unfunded commitments	39,500	34,500	5,000	—	—
Total	$172,375	$43,420	$78,569	$50,386	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2019, we had such unfunded commitments of $39.5 million. This includes $5.0 million in undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of March 31, 2019, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2019 and 2018, we paid the Advisor $2.1 million and $1.7 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is wholly-owned by HTF Holdings LLC, which is wholly-owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2019 and 2018, we paid the Advisor $0.2 million pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2019 and 2018, we did not recognize any interest income from debt investments on non-accrual status.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2019, HSLFI distributed $0.2 million classified as dividend income to us.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2019 and December 31, 2018.

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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, or the SEC Release, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The SEC Release is effective for all filings on or after November 5, 2018. As required, we adopted the SEC Release for the year ended December 31, 2018. The SEC Release required changes to the presentation of our Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. Prior to adoption, we presented distributable earnings on the Consolidated Statements of Assets and Liabilities and the Consolidated Statement of Net Assets as three components: 1) distributions in excess of net investment income; 2) net unrealized depreciation on investments; and 3) net realized loss on investments. Upon adoption, we present distributable earnings in total on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2018.

Recent developments

On April 1, 2019, we funded a $15.0 million loan to a new portfolio company, Encore Dermatology, Inc., a specialty pharmaceutical company focused on the U.S. dermatology market.

On April 1, 2019, Powerhouse Dynamics, Inc., or Powerhouse, prepaid its outstanding principal balance of $0.4 million on its venture loan, plus interest and prepayment fee. Powerhouse also completed a sale transaction from which we received proceeds of approximately $0.1 million in connection with the termination of our warrants in Powerhouse.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2019 and December 31, 2018, 99% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our March 31, 2019 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at March 31, 2019, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment Income	Interest Expense	Change in Net Assets(1)
Change in basis points	(In thousands)
Up 300 basis points	$7,634	$2,905	$4,729
Up 200 basis points	$5,088	$1,937	$3,151
Up 100 basis points	$2,541	$968	$1,573
Down 300 basis points	$(2,176)	$(1,684)	$(492)
Down 200 basis points	$(2,098)	$(1,684)	$(414)
Down 100 basis points	$(1,561)	$(968)	$(593)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2019, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth below and in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2019 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2018.

Recently passed legislation will allow us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was signed into law and amended the 1940 Act to decrease this percentage from 200% to 150% for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. We received approval from our stockholders to reduce our asset coverage requirement from 200% to 150% on October 30, 2018. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage.

Because we intend to distribute substantially all of our income to our stockholders to maintain our ability to be subject to tax as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements to be treated as a RIC for federal income tax purposes, we intend to distribute to our stockholders substantially all of our investment company taxable income and net capital gains each taxable year. However, we may retain all or a portion of our net capital gains and pay applicable income taxes with respect thereto and elect to treat such retained net capital gains as deemed dividend distributions to our stockholders.

As a BDC, we are required to meet a 150% asset coverage ratio, subject to certain disclosure requirements of total assets to total senior securities, which includes all of our borrowings, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

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

Horizon Technology Finance Corporation

Date: April 30, 2019	By:	/s/ Robert D. Pomeroy, Jr.
		Name:	Robert D. Pomeroy, Jr.
		Title:	Chief Executive Officer and Chairman of the Board

Date: April 30, 2019	By:	/s/ Daniel R. Trolio
		Name:	Daniel R. Trolio
		Title:	Chief Financial Officer

