Form 10-Q
period 2019-09-30
Horizon Technology Finance Corp
filed 2019-10-30
CIK 1487428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of October 29, 2019 was 14,571,322.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
6.25% Notes due 2022	HTFA	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $259,778 and $229,772, respectively)	$258,249	$227,624
Non-controlled affiliate investments at fair value (cost of $7,241 and $7,887, respectively) (Note 5)	8,947	7,574
Controlled affiliate investments at fair value (cost of $14,358 and $13,262, respectively) (Note 5)	14,323	13,243
Total investments at fair value (cost of $281,377 and $250,921, respectively) (Note 4)	281,519	248,441
Cash	16,958	12,591
Investments in money market funds	18,199	—
Restricted investments in money market funds	1,201	—
Interest receivable	4,966	3,966
Other assets	2,108	1,751
Total assets	$324,951	$266,749

Liabilities
Borrowings (Note 7)	$149,920	$126,853
Distributions payable	4,324	3,461
Base management fee payable (Note 3)	470	422
Incentive fee payable (Note 3)	1,443	991
Other accrued expenses	650	765
Total liabilities	156,807	132,492

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2019 and December 31, 2019	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 14,579,940 and 11,702,594 shares issued and 14,412,475 and 11,535,129 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	15	12
Paid-in capital in excess of par	213,007	179,616
Distributable earnings	(44,878)	(45,371)
Total net assets	168,144	134,257
Total liabilities and net assets	$324,951	$266,749
Net asset value per common share	$11.67	$11.64

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment income
Interest income on investments
Interest income on non-affiliate investments	$8,974	$7,094	$25,429	$20,385
Interest income on affiliate investments	210	193	645	528
Total interest income on investments	9,184	7,287	26,074	20,913
Fee income
Fee income on non-affiliate investments	37	315	382	865
Fee income on affiliate investments	4	—	18	—
Prepayment fee income on non-affiliate investments	639	102	1,373	414
Revenue based payments on non-affiliate investments [1]	1,050	10	1,080	10
Total fee income	1,730	427	2,853	1,289
Dividend income
Dividend income on controlled affiliate investments	461	83	1,223	83
Total dividend income	461	83	1,223	83
Total investment income	11,375	7,797	30,150	22,285
Expenses
Interest expense	2,046	1,681	6,209	4,616
Base management fee (Note 3)	1,394	1,197	4,055	3,399
Performance based incentive fee (Note 3)	1,443	1,297	5,352	2,823
Administrative fee (Note 3)	212	162	631	517
Professional fees	279	289	1,045	997
General and administrative	228	215	688	636
Total expenses	5,602	4,841	17,980	12,988
Performance based incentive fee waived (Note 3)	—	(446)	(1,848)	(605)
Net expenses	5,602	4,395	16,132	12,383
Net investment income	5,773	3,402	14,018	9,902
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain on non-affiliate investments	(424)	66	(3,871)	(237)
Net realized (loss) gain on investments	(424)	66	(3,871)	(237)
Net unrealized (depreciation) appreciation on non-affiliate investments	(129)	761	620	202
Net unrealized appreciation (depreciation) on non-controlled affiliate investments	—	30	2,019	(75)
Net unrealized depreciation on controlled affiliate investments	(14)	—	(17)	—
Net unrealized (depreciation) appreciation on investments	(143)	791	2,622	127
Net realized and unrealized (loss) gain on investments	(567)	857	(1,249)	(110)
Net increase in net assets resulting from operations	$5,206	$4,259	$12,769	$9,792
Net investment income per common share	$0.42	$0.30	$1.08	$0.86
Net increase in net assets per common share	$0.38	$0.37	$0.98	$0.85
Distributions declared per share	$0.30	$0.30	$0.90	$0.90
Weighted average shares outstanding	13,816,082	11,529,611	13,016,839	11,525,906

1 Revenue Based Payments consist of payments made to the Company by a portfolio company based upon a percentage of such portfolio company’s revenue. Such payments were made in addition to the portfolio company’s regularly scheduled payments of principal and interest.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at June 30, 2018	11,527,764	$12	$179,720	$(45,961)	$133,771
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	3,402	3,402
Net realized gain on investments	—	—	—	66	66
Net unrealized appreciation on investments	—	—	—	791	791
Financing costs	—	—	(155)	—	(155)
Issuance of common stock under dividend reinvestment plan	3,635	—	41	—	41
Distributions declared	—	—	—	(3,460)	(3,460)
Balance at September 30, 2018	11,531,399	12	179,606	(45,162)	134,456

Balance at June 30, 2019	13,542,873	14	202,855	(45,733)	157,136
Issuance of common stock, net of offering costs	865,728	1	10,106	—	10,107
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	5,773	5,773
Net realized loss on investments	—	—	—	(424)	(424)
Net unrealized depreciation on investments	—	—	—	(143)	(143)
Issuance of common stock under dividend reinvestment plan	3,874	—	46	—	46
Distributions declared	—	—	—	(4,351)	(4,351)
Balance at September 30, 2019	14,412,475	$15	$213,007	$(44,878)	$168,144

	Common Stock		Paid-In Capital in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2017	11,520,406	$12	$179,641	$(44,578)	$135,075
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	9,902	9,902
Net realized loss on investments	—	—	—	(237)	(237)
Net unrealized appreciation on investments	—	—	—	127	127
Financing costs	—	—	(155)	—	(155)
Issuance of common stock under dividend reinvestment plan	10,993	—	120	—	120
Distributions declared	—	—	—	(10,376)	(10,376)
Balance at September 30, 2018	11,531,399	12	179,606	(45,162)	134,456

Balance at December 31, 2018	11,535,129	12	179,616	(45,371)	134,257
Issuance of common stock, net of offering costs	2,865,728	3	33,251	—	33,254
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	14,018	14,018
Net realized loss on investments	—	—	—	(3,871)	(3,871)
Net unrealized appreciation on investments	—	—	—	2,622	2,622
Issuance of common stock under dividend reinvestment plan	11,618	—	140	—	140
Distributions declared	—	—	—	(12,276)	(12,276)
Balance at September 30, 2019	14,412,475	$15	$213,007	$(44,878)	$168,144

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,769	$9,792
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	522	420
Net realized loss on investments	3,871	237
Net unrealized appreciation on investments	(2,622)	(127)
Purchase of investments	(135,284)	(62,246)
Principal payments received on investments	101,117	46,503
Proceeds from sale of investments	2,439	3,360
Investment in controlled affiliate investments	(589)	(4,413)
Distributions from controlled affiliate investment	715	—
Dividends from controlled affiliate investment	(1,223)	—
Equity received in settlement of fee income	—	(299)
Warrants received in settlement of fee income	—	(161)
Changes in assets and liabilities:
Increase in money market funds	(18,199)	—
Increase in restricted account	(1,201)	—
Increase in interest receivable	(507)	(48)
Increase in end-of-term payments	(493)	(731)
Decrease in unearned income	(1,491)	(512)
(Increase) decrease in other assets	(516)	72
(Decrease) increase in other accrued expenses	(115)	82
Increase in base management fee payable	48	31
Increase in incentive fee payable	452	310
Net cash used in operating activities	(40,307)	(7,730)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	33,254	—
Proceeds from Asset-Backed Notes	100,000	—
Advances on credit facility	49,500	28,000
Repayment of credit facility	(125,000)	(10,000)
Debt issuance costs	(1,808)	(547)
Distributions paid	(11,272)	(10,253)
Financing costs	—	(155)
Net cash provided by financing activities	44,674	7,045
Net increase(decrease) in cash	4,367	(685)
Cash:
Beginning of period	12,591	6,594
End of period	$16,958	$5,909
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,801	$4,085
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$1,675	$1,007
Distributions payable	$4,324	$3,459
End-of-term payments receivable	$3,508	$3,667
Receivable resulting from sale of investment	$500	$59

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 153.6% (8)
Non-Affiliate Debt Investments — 146.9% (8)
Non-Affiliate Debt Investments — Life Science — 66.6% (8)
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.73% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,460	$2,460

		Term Loan (9.73% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,460	2,460
Encore Dermatology, Inc. (2)(12)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,835	4,835
		Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,923	4,923
Espero BioPharma, Inc. (2)(12)	Biotechnology	Term Loan (12.00% cash (Libor + 9.90%; Floor 12.00%), 4.00% ETP, Due 6/30/19) (11)	5,053	5,053	5,053
		Term Loan (12.00% cash (Libor + 9.90%; Floor 12.00%), 4.00% ETP, Due 12/31/19) (11)	4,727	4,727	4,727
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24	5,000	4,968	4,968
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,821	4,821
		Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,917	4,917
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (12.10% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 5/1/20)	1,823	1,810	1,810
		Term Loan (12.10% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 10/1/20)	1,875	1,857	1,857
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	Term Loan (10.50% cash (Libor + 8.40%; Floor 9.50%), 5.00% ETP, Due 6/1/22)	1,600	1,526	1,526
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Revolving Loan (10.10% cash (Libor + 8.00%; Floor 9.25%), 6.00% ETP, Due 7/1/21)	10,621	10,445	10,445
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.03% cash (Libor + 7.93%; Floor 10.00%), 5.00% ETP, Due 10/1/22)	6,000	5,874	5,874
		Term Loan (10.03% cash (Libor + 7.93%; Floor 10.00%), 5.00% ETP, Due 7/1/23)	6,000	5,898	5,898
Lantos Technologies, Inc. (2)(12)	Medical Device	Term Loan (10.53% cash (Libor + 8.43%; Floor 10.00%), 10.00% ETP, Due 9/1/21)	3,750	3,416	3,416
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 4.00% ETP, Due 10/1/23)	7,500	7,386	7,386
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 4.00% ETP, Due 10/1/23)	4,050	3,989	3,989
Meditrina, Inc. (12)	Medical Device	Term Loan (9.70% cash (Libor + 7.10%; Floor 9.70%), 4.00% ETP, Due 5/1/20)	3,000	2,903	2,903
VERO Biotech LLC (2)(12)	Medical Device	Term Loan (10.10% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	4,000	3,963	3,963
		Term Loan (10.10% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	4,000	3,963	3,963
CVRx, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.80%; Floor 10.00%), 3.50% ETP, Due 4/1/23)	5,000	4,931	4,931
		Term Loan (10.00% cash (Libor + 8.80%; Floor 10.00%), 3.50% ETP, Due 4/1/23)	5,000	4,931	4,931
		Term Loan (10.00% cash (Libor + 8.80%; Floor 10.00%), 3.50% ETP, Due 4/1/23)	5,000	4,931	4,931
		Term Loan (10.00% cash (Libor + 8.80%; Floor 10.00%), 3.50% ETP, Due 4/1/23)	5,000	4,931	4,931
				111,918	111,918
Total Non-Affiliate Debt Investments — Life Science
Non-Affiliate Debt Investments — Technology — 71.4% (8)
Audacy Corporation (2)(12)(15)	Communications	Term Loan (10.00% cash (Libor + 7.90%; Floor 9.50%), 5.00% ETP, Due 7/1/22)	3,137	3,137	1,274
		Term Loan (10.00% cash (Libor + 7.90%; Floor 9.50%), 0.00% ETP, Due 2/1/20)	550	550	226
Intelepeer Holdings, Inc. (2)(12)	Communications	Term Loan (12.05% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,942	3,942
		Term Loan (12.05% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 2/1/22)	3,000	2,952	2,952

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (12.45% cash (Libor + 9.95%; Floor 12.45%), 2.50% ETP, Due 10/1/22)	1,073	1,056	1,056
		Term Loan (12.45% cash (Libor + 9.95%; Floor 12.45%), 2.50% ETP, Due 04/1/23)	1,440	1,414	1,414
		Term Loan (12.45% cash (Libor + 9.95%; Floor 12.45%), 2.86% ETP, Due 04/1/23)	1,260	1,237	1,237
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 4.50% ETP, Due 9/1/23)	4,250	4,111	4,111
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 4.50% ETP, Due 9/1/23)	4,250	4,177	4,177
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,907	4,907
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,907	4,907
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,907	4,907
Canara, Inc. (2)(12)	Data Storage	Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 1.00% ETP, Due 2/1/23)	5,000	4,858	4,858
		Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 1.00% ETP, Due 2/1/23)	5,000	4,858	4,858
Kaminario, Inc. (2)(12)	Data Storage	Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,933	4,933
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,933	4,933
IgnitionOne, Inc. (2)(12)	Internet and Media	Term Loan (12.33% cash (Libor + 10.23%; Floor 10.23%), 4.00% ETP, Due 4/1/22)	3,000	2,901	2,901
		Term Loan (12.33% cash (Libor + 10.23%; Floor 10.23%), 4.00% ETP, Due 4/1/22)	3,000	2,901	2,901
		Term Loan (12.33% cash (Libor + 10.23%; Floor 10.23%), 4.00% ETP, Due 4/1/22)	3,000	2,676	2,676
		Term Loan (12.33% cash (Libor + 10.23%; Floor 10.23%), 4.00% ETP, Due 4/1/22)	3,000	2,901	2,901
Verve Wireless, Inc. (2)(12)	Internet and Media	Term Loan (10.80% cash (Libor + 8.80%; Floor 10.80%), 3.33% ETP, Due 9/1/21)	2,308	2,308	2,308
The NanoSteel Company, Inc. (2)(12)	Materials	Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 4.00% ETP, Due 6/1/22)	4,250	4,200	4,200
		Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 4.00% ETP, Due 6/1/22)	4,250	4,200	4,200
Bridge2 Solutions, LLC. (2)(12)	Software	Term Loan (11.00% cash (Libor + 8.40%; Floor 11.00%), 2.00% ETP, Due 6/1/23)	6,250	6,111	6,111
		Term Loan (11.00% cash (Libor + 8.40%; Floor 11.00%), 2.00% ETP, Due 6/1/23)	6,250	6,111	6,111
		Term Loan (11.00% cash (Libor + 8.40%; Floor 11.00%), 2.00% ETP, Due 6/1/23)	2,500	2,401	2,401
New Signature US, Inc. (2)(12)(13)	Software	Term Loan (10.60% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	2,750	2,718	2,718
		Term Loan (10.60% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	1,000	986	986
SIGNiX, Inc. (12)	Software	Term Loan (13.10% cash (Libor + 11.00%; Floor 11.50%), 8.67% ETP, Due 2/1/20)	1,554	1,554	1,447
OutboundEngine, Inc. (2)(12)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	4,000	3,924	3,924
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	4,000	3,924	3,924
Revinate, Inc. (2)(12)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 6/1/23)	1,000	866	866
xAd, Inc. (2)(12)	Software	Term Loan (10.80% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	5,000	4,943	4,943
		Term Loan (10.80% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	5,000	4,943	4,943
		Term Loan (10.80% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	3,000	2,966	2,966

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (10.80% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	2,000	1,977	1,977
				122,390	120,096
Total Non-Affiliate Debt Investments — Technology
Non-Affiliate Debt Investments — Healthcare information and services — 8.9% (8)
HealthEdge Software, Inc. (2)(12)	Software	Term Loan (10.35% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 7/1/22)	4,048	4,006	4,006
		Term Loan (10.35% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/23)	3,571	3,534	3,534
		Term Loan (10.35% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 4/1/23)	3,750	3,709	3,709
		Term Loan (10.35% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/24)	3,750	3,704	3,704
Total Non-Affiliate Debt Investments — Healthcare information and services				14,953	14,953
Total Non- Affiliate Debt Investments				249,261	246,967

Non-Affiliate Warrant Investments — 5.9% (8)
Non-Affiliate Warrants — Life Science — 1.2% (8)

ACT Biotech Corporation	Biotechnology	130,872 Preferred Stock Warrants		—	—
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,634 Common Stock Warrants		122	—
Celsion Corporation (2)(5)(12)	Biotechnology	95,057 Common Stock Warrants		65	2
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	24
Encore Dermatology, Inc. (2)(12)	Biotechnology	1,510,878 Preferred Stock Warrants		113	111
Espero BioPharma, Inc. (2)(5)(12)	Biotechnology	1,507,917 Common Stock Warrants		184	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	216,138 Common Stock Warrants		140	112
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	8
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	—
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	608,058 Common Stock Warrants		51	102
Revance Therapeutics, Inc. (5)(12)	Biotechnology	34,113 Common Stock Warrants		68	31
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	144
Sunesis Pharmaceuticals, Inc. (5)(12)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	373,333 Common Stock Warrants		95	—
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants		24	27
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,182 Preferred Stock Warrants		66	63
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	1,145,000 Preferred Stock Warrants		149	145
CSA Medical, Inc. (12)	Medical Device	958,580 Preferred Stock Warrants		112	103
CVRx, Inc.(2)(12)	Medical Device	750,000 Preferred Stock Warrants		76	76
Lantos Technologies, Inc. (2)(12)	Medical Device	1,715,926 Common Stock Warrants		253	80
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants		238	143
Meditrina, Inc. (12)	Medical Device	243,391 Preferred Stock Warrants		83	109
NinePoint Medical, Inc. (2)(12)	Medical Device	29,102 Preferred Stock Warrants		33	6
Tryton Medical, Inc. (2)(12)	Medical Device	122,362 Preferred Stock Warrants		15	—
VERO Biotech LLC (2)(12)	Medical Device	800 Common Stock Warrants		53	323
Total Non-Affiliate Warrants — Life Science				2,139	1,609
Non-Affiliate Warrants — Technology — 3.3% (8)
Audacy Corporation (2)(12)	Communications	1,545,575 Preferred Stock Warrants		194	—
Intelepeer Holdings, Inc. (2)(12)	Communications	1,993,068 Preferred Stock Warrants		144	102
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	149
Betabrand Corporation (2)(12)	Consumer-related Technologies	248,210 Preferred Stock Warrants		101	95
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	832
Le Tote, Inc. (2)(12)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	359
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants		195	8
Rhapsody International Inc. (2)(12)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
Canara, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants		242	234
Kaminario, Inc. (2)(12)	Data Storage	9,981,346 Preferred Stock Warrants		124	152
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants		75	9
IgnitionOne, Inc. (2)(12)	Internet and Media	262,910 Preferred Stock Warrants		672	78
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants		92	71
Verve Wireless, Inc. (2)(12)	Internet and Media	112,805 Common Stock Warrants		120	30
The NanoSteel Company, Inc. (2)(12)	Materials	467,277 Preferred Stock Warrants		233	524

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Avalanche Technology, Inc. (2)(12)	Semiconductors	202,602 Preferred Stock Warrants		101	170
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants		80	—
Bridge2 Solutions, Inc. (2)(12)	Software	162,958 Common Stock Warrants		788	1,107
BSI Platform Holdings, LLC (2)(12)(13)	Software	187,500 Preferred Stock Warrants		26	19
Clarabridge, Inc. (12)	Software	53,486 Preferred Stock Warrants		14	105
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants		28	21
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		22	278
OutboundEngine, Inc. (2)(12)	Software	640,000 Preferred Stock Warrants		82	81
Revinate, Inc. (2)(12)	Software	324,544 Preferred Stock Warrants		25	24
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	253
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants		118	107
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants		225	35
Skyword, Inc. (12)	Software	301,056 Preferred Stock Warrants		48	3
Sys-Tech Solutions, Inc. (2)(12)	Software	375,000 Preferred Stock Warrants		242	534
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants		42	—
xAd, Inc. (2)(12)	Software	4,343,350 Preferred Stock Warrants		177	239
Total Non-Affiliate Warrants — Technology				4,609	5,619
Non-Affiliate Warrants — Sustainability — 0.1% (8)
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants		100	109
Total Non-Affiliate Warrants — Sustainability				100	109
Non-Affiliate Warrants — Healthcare information and services — 1.5% (8)
LifePrint Group, Inc. (2)(12)	Diagnostics	49,000 Preferred Stock Warrants		29	—
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants		42	—
Verity Solutions Group, Inc. (12)	Other Healthcare	300,360 Preferred Stock Warrants		100	1,678
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		74	58
Catasys, Inc. (2)(5)(12)	Software	51,188 Common Stock Warrants		193	289
HealthEdge Software, Inc. (2)(12)	Software	205,481 Preferred Stock Warrants		83	66
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		60	196
Recondo Technology, Inc. (2)(12)	Software	556,796 Preferred Stock Warrants		95	206
Total Non-Affiliate Warrants — Healthcare information and services				676	2,493
Total Non-Affiliate Warrants				7,524	9,830

Non-Affiliate Other Investments — 0.5% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		90	700
Triple Double Holdings, LLC (12)	Software	License Agreement		2,200	188
Total Non-Affiliate Other Investments				2,290	888

Non-Affiliate Equity — 0.3% (8)
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	66
Zeta Global Holdings Corp.	Internet and Media	18,405 Common Stock		240	240
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	10
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		8	82
Verve Wireless, Inc. (2)(12)	Internet and Media	100,598 Preferred Stock		225	92
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		74	74
Total Non-Affiliate Equity				703	564
Total Non-Affiliate Portfolio Investment Assets				$259,778	$258,249

Non-controlled Affiliate Investments — 5.3% (8)
Non-controlled Affiliate Debt Investments — Technology — 3.7% (8)
Decisyon, Inc. (12)	Software	Term Loan (14.41% cash (Libor + 12.31%; Floor 12.50%), 8.00% ETP, Due 12/1/20)	$1,237	$1,237	$1,237
		Term Loan (14.41% cash (Libor + 12.31%; Floor 12.50%), 8.00% ETP, Due 12/1/20)	653	653	653
		Term Loan (12.02% cash, Due 12/31/19)	242	242	242
		Term Loan (12.03% cash, Due 12/31/19)	242	242	242
		Term Loan (12.24% cash, Due 12/31/19)	727	727	727
		Term Loan (13.08% cash, Due 12/31/19)	292	292	292
		Term Loan (13.10% cash, Due 12/31/19)	194	194	194
StereoVision Imaging, Inc. (12)	Software	Term Loan (9.13% Cash (Libor + 7.03%; Floor	3,033	2,632	2,632
		8.50%), 8.50% ETP, Due 9/1/21) (11)
Total Non-controlled Affiliate Debt Investments — Technology				6,219	6,219

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-controlled Affiliate Warrants — Technology — 0.0% (8)

Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—
Non-controlled Affiliate Equity — Technology — 1.6% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (12)	Software	1,943,572 Common Stock		791	2,653
Total Non-controlled Affiliate Equity				976	2,728
Total Non-controlled Affiliate Portfolio Investment Assets				$7,241	$8,947

Controlled Affiliate Investments — 8.5% (8)
Controlled Affiliate Equity — Financial — 8.5% (8)

Horizon Secured Loan Fund I LLC (12)(14)				$14,358	$14,323
Total Controlled Affiliate Equity				14,358	14,323
Total Controlled Affiliate Portfolio Investment Assets				$14,358	$14,323

Total Portfolio Investment Assets — 167.4%(8)				$281,377	$281,519

Short Term Investments — Unrestricted Investments — 10.8% (8)
US Bank Money Market Deposit Account				$18,199	$18,199
Total Short Term Investments —Unrestricted Investments				$18,199	$18,199

Short Term Investments — Restricted Investments—0.7% (8)
US Bank Money Market Deposit Account				$1,201	$1,201
Total Short Term Investments — Restricted Investments				$1,201	$1,201

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the revolving credit facility with KeyBank National Association (the “Key Facility”) and/or our Asset-Backed Notes.
(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2019 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)	As of September 30, 2019, 4.4% of the Company’s total assets on a cost and fair value basis are in non-qualifying assets. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

(Dollars in thousands)

(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.
(14)	On June 1, 2018, the Company entered into an agreement with Arena Sunset SPV, LLC (“Arena”) to co-invest through Horizon Secured Loan Fund I (“HSLFI”), a joint venture, which is expected to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers, which consists of two representatives of the Company and Arena. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.
(15)	Debt investment is on non-accrual status as of September 30, 2019.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 169.6% (8)
Non-Affiliate Debt Investments — 156.3% (8)
Non-Affiliate Debt Investments — Life Science — 49.9% (8)
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,450	$2,450
		Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,450	2,450
Espero BioPharma, Inc. (2)(12)	Biotechnology	Term Loan (12.25% cash (Libor + 9.9%; Floor 12.00%), 4.00% ETP, Due 6/30/19)	5,000	4,760	4,760
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	Term Loan (10.85% cash (Libor + 8.50%; Floor 9.00%), 5.00% ETP, Due 8/1/19)	1,167	1,156	1,156
		Term Loan (10.85% cash (Libor + 8.50%; Floor 9.00%), 3.27% ETP, Due 8/1/19)	1,167	1,167	1,167
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (12.35% cash (Libor + 10.00%; Floor10.50%), 6.00% ETP, Due 5/1/20)	4,167	4,136	4,136
		Term Loan (12.35% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 10/1/20)	3,281	3,250	3,250
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	Term Loan (10.75% cash (Libor + 8.40%; Floor 9.50%), 5.00% ETP, Due 6/1/21)	1,600	1,495	1,495
Aerin Medical, Inc. (2)(12)	Medical Device	Term Loan (9.80% cash (Libor + 7.45%; Floor 8.75%), 4.00% ETP, Due 1/1/22)	4,000	3,891	3,891
		Term Loan (9.80% cash (Libor + 7.45%; Floor 8.75%), 4.00% ETP, Due 1/1/22)	3,000	2,966	2,966
		Term Loan (9.80% cash (Libor + 7.45%; Floor 8.75%), 4.00% ETP, Due 1/1/22)	3,000	2,966	2,966
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (10.35% cash (Libor + 8.00%; Floor 9.25%), 6.00% ETP, Due 6/1/21)	4,000	3,949	3,949
		Term Loan (10.35% cash (Libor + 8.00%; Floor 9.25%), 6.00% ETP, Due 6/1/21)	4,000	3,949	3,949
		Term Loan (10.35% cash (Libor + 8.00%; Floor 9.25%), 6.00% ETP, Due 6/1/21)	4,000	3,949	3,949
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.28% cash (Libor + 7.93%; Floor 10.00%), 5.00% ETP, Due 10/1/22)	6,000	5,768	5,768
Lantos Technologies, Inc. (2)(12)	Medical Device	Term Loan (10.78% cash (Libor + 8.43%; Floor 10.00%), 6.00% ETP, Due 9/1/21)	4,000	3,563	3,563
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.02% cash (Libor + 7.68%; Floor 9.50%), 4.00% ETP, Due 8/1/22)	3,750	3,623	3,623
		Term Loan (10.14% cash (Libor + 7.68%; Floor 9.50%), 4.00% ETP, Due 8/1/22)	3,750	3,638	3,638
VERO Biotech LLC (2)(12)	Medical Device	Term Loan (10.35% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	4,000	3,950	3,950
		Term Loan (10.35% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	4,000	3,950	3,950
Total Non-Affiliate Debt Investments — Life Science				67,026	67,026
Non-Affiliate Debt Investments — Technology — 88.9% (8)
Audacy Corporation (2)(12)	Communications	Term Loan (10.25% cash (Libor + 7.90%; Floor 9.50%), 5.00% ETP, Due 7/1/22)	4,000	3,936	3,636
Intelepeer Holdings, Inc. (2)(12)	Communications	Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
		Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 2/1/21)	3,000	2,955	2,955
Food52, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.90% cash (Libor + 8.40%; Floor 10.90%), 3.00% ETP, Due 1/1/23)	3,000	2,918	2,918
		Term Loan (10.90% cash (Libor + 8.40%; Floor 10.90%), 3.00% ETP, Due 1/1/23)	3,000	2,918	2,918
Mohawk Group Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,885	4,885
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,885	4,885
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,885	4,885
Kaminario, Inc. (2)(12)	Data Storage	Term Loan (10.87% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,918	4,918

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
HealthEdge Software, Inc. (2)(12)	Software	Term Loan (10.60% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 7/1/22)	5,000	4,948	4,948
		Term Loan (10.60% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/23)	3,750	3,704	3,704
		Term Loan (10.60% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 4/1/23)	3,750	3,701	3,701
		Term Loan (10.69% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/24)	3,750	3,696	3,696
Total Non-Affiliate Debt Investments — Healthcare information and services				23,482	23,482
Total Non- Affiliate Debt Investments				210,228	209,693

Non-Affiliate Warrant Investments — 6.9% (8)
Non-Affiliate Warrants — Life Science — 1.5% (8)
ACT Biotech Corporation	Biotechnology	130,872 Preferred Stock Warrants		12	—
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,634 Common Stock Warrants		122	—
Celsion Corporation (2)(5)(12)	Biotechnology	95,465 Common Stock Warrants		79	1
Espero BioPharma, Inc. (2)(5)(12)	Biotechnology	1,506,937 Common Stock Warrants		184	185
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	—
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	608,058 Common Stock Warrants		51	34
Revance Therapeutics, Inc. (5)(12)	Biotechnology	34,113 Common Stock Warrants		68	210
Sample6, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	26
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	356
Sunesis Pharmaceuticals, Inc. (5)(12)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	1
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	2,240,000 Common Stock Warrants		95	89
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants		24	28
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,182 Preferred Stock Warrants		66	68
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	720,000 Preferred Stock Warrants		95	99
CSA Medical, Inc. (12)	Medical Device	745,562 Preferred Stock Warrants		89	86
Lantos Technologies, Inc. (2)(12)	Medical Device	1,715,926 Common Stock Warrants		253	285
MacuLogix, Inc. (2)(12)	Medical Device	234,742 Preferred Stock Warrants		179	90
Mitralign, Inc. (2)(12)	Medical Device	64,190 Common Stock Warrants		52	1
NinePoint Medical, Inc. (2)(12)	Medical Device	29,102 Preferred Stock Warrants		33	6
ReShape Lifesciences Inc. (5)(12)	Medical Device	121 Common Stock Warrants		341	—
Tryton Medical, Inc. (2)(12)	Medical Device	122,362 Preferred Stock Warrants		15	13
VERO Biotech LLC (2)(12)	Medical Device	800 Common Stock Warrants		53	331
Total Non-Affiliate Warrants — Life Science				2,002	1,909
Non-Affiliate Warrants — Technology — 4.8% (8)
Audacy Corporation (2)(12)	Communications	1,545,575 Preferred Stock Warrants		194	—
Intelepeer Holdings, Inc. (2)(12)	Communications	1,171,549 Preferred Stock Warrants		94	57
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	158
Food52, Inc. (2)(12)	Consumer-related Technologies	102,941 Preferred Stock Warrants		104	104
Gwynnie Bee, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	820
Le Tote, Inc. (2)(12)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	368
Mohawk Group Holdings, Inc. (2)(12)	Consumer-related Technologies	300,000 Common Stock Warrants		195	195
Rhapsody International Inc. (2)(12)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
Kaminario, Inc. (2)(12)	Data Storage	9,981,346 Preferred Stock Warrants		124	161
IgnitionOne, Inc. (2)(12)	Internet and Media	262,910 Preferred Stock Warrants		672	665
Jump Ramp Games, Inc. (2)(12)	Internet and Media	159,766 Preferred Stock Warrants		32	1
Kixeye, Inc. (2)(12)	Internet and Media	791,251 Preferred Stock Warrants		75	61
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants		92	76
Verve Wireless, Inc. (2)(12)	Internet and Media	112,805 Common Stock Warrants		120	120
The NanoSteel Company, Inc. (2)(12)	Materials	467,277 Preferred Stock Warrants		233	567
Powerhouse Dynamics, Inc. (2)(12)	Power Management	348,838 Preferred Stock Warrants		33	—
Avalanche Technology, Inc. (2)(12)	Semiconductors	202,602 Preferred Stock Warrants		101	53
Luxtera, Inc. (2)(12)	Semiconductors	3,546,553 Preferred Stock Warrants		213	744
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants		80	426
Bolt Solutions Inc. (2)(12)	Software	202,892 Preferred Stock Warrants		113	—
Bridge2 Solutions, Inc. (2)(12)	Software	125,458 Common Stock Warrants		432	756
BSI Platform Holdings, LLC (2)(12)(13)	Software	137,500 Preferred Stock Warrants		19	19
Clarabridge, Inc. (12)	Software	53,486 Preferred Stock Warrants		14	106
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants		28	23

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		22	286
Metricly, Inc. (12)	Software	41,569 Common Stock Warrants		48	—
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	36
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants		118	114
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants		225	35
Skyword, Inc. (12)	Software	301,056 Preferred Stock Warrants		48	3
Sys-Tech Solutions, Inc. (2)(12)	Software	375,000 Preferred Stock Warrants		242	429
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants		42	—
xAd, Inc. (2)(12)	Software	4,343,350 Preferred Stock Warrants		177	251
Total Non-Affiliate Warrants — Technology				4,289	6,634
Non-Affiliate Warrants — Sustainability — 0.1% (8)
Renmatix, Inc. (2)(12)	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants		100	112
Total Non-Affiliate Warrants — Sustainability				168	112
Non-Affiliate Warrants — Healthcare information and services — 0.5% (8)
LifePrint Group, Inc. (2)(12)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants		42	—
Singulex, Inc. (12)	Other Healthcare	294,231 Preferred Stock Warrants		44	45
Verity Solutions Group, Inc. (12)	Other Healthcare	300,360 Preferred Stock Warrants		100	65
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		74	62
HealthEdge Software, Inc. (2)(12)	Software	205,481 Preferred Stock Warrants		83	71
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		60	212
Recondo Technology, Inc. (2)(12)	Software	556,796 Preferred Stock Warrants		95	212
Total Non-Affiliate Warrants — Healthcare information and services				527	669
Total Non-Affiliate Warrants				6,986	9,324

Non-Affiliate Other Investments — 5.7% (8)
Espero Pharmaceuticals, Inc. (12)	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		142	700
Vette Technology, LLC (12)	Data Storage	Royalty Agreement Due 4/18/2019		4,173	40
Triple Double Holdings, LLC (12)	Software	License Agreement		2,200	2,200
Total Non-Affiliate Other Investments				11,815	7,640

Non-Affiliate Equity — 0.7% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		238	436
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	103
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	5
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	83
Verve Wireless, Inc. (2)(12)	Internet and Media	100,598 Preferred Stock		225	225
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		74	74
TruSignal, Inc. (12)	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				743	967
Total Non-Affiliate Portfolio Investment Assets				$229,772	$227,624
Non-controlled Affiliate Investments — 5.6% (8)
Non-controlled Affiliate Debt Investments — Technology — 5.0% (8)
Decisyon, Inc. (12)	Software	Term Loan (14.66% cash (Libor + 12.31%; Floor 12.50%), 8.00% ETP, Due 12/1/20)	$1,523	$1,522	$1,464
		Term Loan (14.66% cash (Libor + 12.31%; Floor 12.50%), 8.00% ETP, Due 12/1/20)	833	795	764
		Term Loan (12.02% cash, Due 12/31/19)	250	250	240
		Term Loan (12.03% cash, Due 12/31/19)	250	250	240
		Term Loan (12.24% cash, Due 12/31/19)	750	750	721
		Term Loan (13.08% cash, Due 12/31/19)	300	300	289
		Term Loan (13.10% cash, Due 12/31/19)	200	200	192
StereoVision Imaging, Inc. (12)	Software	Term Loan (9.38% Cash (Libor + 7.03%; Floor	3,200	2,798	2,798
		8.50%), 8.50% ETP, Due 9/1/21) (11)
Total Non-controlled Affiliate Debt Investments — Technology				6,865	6,708

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-controlled Affiliate Equity — Technology — 0.6% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (12)	Software	1,943,572 Common Stock		791	791
Total Non-controlled Affiliate Equity				976	866
Total Non-controlled Affiliate Portfolio Investment Assets				$7,887	$7,574

Controlled Affiliate Investments — 9.9% (8)
Controlled Affiliate Equity — Financial — 9.9% (8)
Horizon Secured Loan Fund I LLC (12)(14)	Investment funds			$13,262	$13,243
Total Controlled Affiliate Equity				13,262	13,243
Total Controlled Affiliate Portfolio Investment Assets				$13,262	$13,243

Total Portfolio Investment Assets — 185.1% (8)				$250,921	$248,441

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility.
(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)	As of December 31, 2018, 5.0% of the Company’s total assets on a cost and fair value basis are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
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

(11)	Debt investment has a PIK feature.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.
(14)	On June 1, 2018, the Company entered into an agreement with Arena to co-invest through HSLFI, a joint venture, which is expected to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers, which consists of two representatives of the Company and Arena. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Organization

Horizon Technology Finance Corporation (the “Company”) was organized as a Delaware corporation on March 16, 2010 and is an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company generally is not subject to corporate-level federal income tax on the portion of its taxable income (including net capital gains) the Company distributes to its stockholders. The Company primarily makes secured debt investments to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. All of the Company’s debt investments consist of loans secured by all of, or a portion of, the applicable debtor company’s tangible and intangible assets.

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

The Company formed Horizon Funding 2019-1 LLC (“2019-1 LLC”) as a Delaware limited liability company on May 2, 2019 and Horizon Funding Trust 2019-1 on May 15, 2019 (“2019-1 Trust” and, together with the 2019-1 LLC, the “2019-1 Entities”). The 2019-1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2019-1 Entities for purposes of securitizing $160.0 million of secured loans and issuing fixed-rate asset-backed notes in an aggregate principal amount of $100.0 million (the “Asset-Backed Notes”).

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

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including 2019-1 Entities that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

Segments

The Company has determined that it has a single reporting segment and operating unit structure. The Company lends to and invests in portfolio companies in various technology, life science, healthcare information and services and sustainability industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these debt investments and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Investments

Investments are recorded at fair value. The Company’s board of directors (the “Board”) determines the fair value of the Company’s portfolio investments. The Company has the intent to hold its debt investments for the foreseeable future or until maturity or payoff.

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2019, there was one debt investment on non-accrual status with a cost of $3.7 million and a fair value of $1.5 million. As of December 31, 2018, there were no debt investments on non-accrual status. For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended September 30, 2019 and 2018 was 4.5% and 7.6%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2019 and 2018 was 5.9% and 7.3%, respectively.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2019, HSLFI distributed $0.2 million and $0.7 million, respectively, classified as dividend income to the Company. For the period June 1, 2018 (the commencement of HSLFI’s operations) through September 30, 2018, HSLFI distributed $0.1 million as dividend income to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of September 30, 2019 and December 31, 2018 was $3.5 million and $2.2 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of September 30, 2019 and December 31, 2018 were $2.9 million and $2.4 million, respectively. The amortization expense for the three months ended September 30, 2019 and 2018 was $0.2 million and $0.1 million, respectively. The amortization expense for the nine months ended September 30, 2019 and 2018 was $0.5 million and $0.4 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2019 and 2018, there was no U.S. federal excise tax recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2019 and December 31, 2018. The Company’s income tax returns for the 2017, 2016 and 2015 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stockholders’ Equity

On August 2, 2019 the Company entered into an At-The-Market (“ATM”) sales agreement (the “Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (each a “Sales Agent” and, collectively, the “Sales Agents”). The Equity Distribution Agreement provides that Horizon may offer and sell its shares from time to time through the Sales Agents up to $50.0 million worth of its common stock, in amounts and at times to be determined by the Company. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three and nine months ended September 30, 2019, the Company sold approximately 0.9 million shares of common stock under the Equity Distribution Agreement. For the same period, the Company received total accumulated proceeds of approximately $10.4 million, including $0.2 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2019, shares representing approximately $39.6 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement. See “Note 12 – Subsequent Events”.

Stock Repurchase Program

On April 26, 2019, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2020 or the repurchase of $5.0 million of the Company’s common stock. During the three and nine months ended September 30, 2019 and 2018, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through September 30, 2019, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Securities and Exchange Commission Disclosure Update and Simplification

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The SEC Release is effective for all filings on or after November 5, 2018. As required, the Company adopted the SEC Release for the year ended December 31, 2018. The SEC Release required changes to the presentation of the Company's Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented distributable earnings on the Consolidated Statements of Assets and Liabilities and the Consolidated Statement of Net Assets as three components: 1) distributions in excess of net investment income; 2) net unrealized depreciation on investments; and 3) net realized loss on investments. Upon adoption, the Company presents distributable earnings in total on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2018.

The following table provides a reconciliation of previously disclosed components of distributable earnings on the Consolidated Statement of Changes in Net Assets as of September 30, 2018 to currently disclosed total distributable earnings on the Consolidated Statement of Assets and Liabilities as of September 30, 2018:

	For the nine months ended September 30, 2018
	Accumulated Undistributed (Distributions in Excess of) Net Investment Income	Net Unrealized Depreciation on Investments	Net Realized Loss on Investments	Distributable Earnings
	(In thousands)
Net investment income, net of excise tax	$9,902	$—	$—	$9,902
Net unrealized appreciation on investments	—	127	—	127
Net realized loss on investments	—	—	(237)	(237)
Net increase in net assets resulting from operations	$9,902	$127	$(237)	$9,792

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

The base management fee payable at September 30, 2019 and December 31, 2018 was $0.5 million and $0.4 million, respectively. The base management fee expense was $1.4 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively. The base management fee expense was $4.1 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Commencing with the calendar quarter beginning July 1, 2014, the incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the look-back period for the incentive fee based on Pre-Incentive Fee Net Investment Income (the “Incentive Fee Look-back Period”) includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap (the “Incentive Fee Cap”) and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the “Incentive Fee Cap and Deferral Mechanism”). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. The Company only pays incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period.

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

On March 5, 2019, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment. During the three months ended September 30, 2019, the Advisor did not waive any performance based incentive fees. During the nine months ended September 30, 2019, the Advisor waived performance based incentive fees of $1.8 million which the Advisor would have otherwise been paid by the Company.

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

The net performance based incentive fee expense was $1.4 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively. The net performance based incentive fee expense was $3.5 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the nine months ended September 30, 2018, which resulted in $0.2 million of reduced expense and additional net investment income. The performance based incentive fee payable as of September 30, 2019 and December 31, 2018 was $1.4 million and $1.0 million, respectively. The entire incentive fee payable as of September 30, 2019 and December 31, 2018 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.2 million for the three months ended September 30, 2019 and 2018. The administrative fee expense was $0.6 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 4.  Investments

The following table shows the Company’s investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Investments
Debt	$255,480	$253,185	$217,093	$216,401
Warrants	7,570	9,830	7,032	9,324
Other	2,290	888	11,815	7,640
Equity	1,679	3,293	1,719	1,833
Equity interest in HSLFI	14,358	14,323	13,262	13,243
Total investments	$281,377	$281,519	$250,921	$248,441

The following table shows the Company’s investments by industry sector as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$43,929	$43,441	$25,770	$25,426
Drug Delivery	1,621	1,526	1,590	1,584
Medical Device	68,753	69,336	47,504	47,869
Technology
Communications	14,718	12,352	11,219	10,754
Consumer-Related	23,608	24,385	21,094	22,061
Data Storage	19,948	19,968	14,132	10,036
Internet and Media	15,111	14,207	38,200	38,132
Materials	8,707	8,998	8,679	9,013
Power Management	—	—	545	512
Semiconductors	181	170	3,807	4,636
Software	54,714	55,258	40,942	40,912
Sustainability
Alternative Energy	—	—	68	—
Energy Efficiency	100	109	100	112
Healthcare Information and Services
Diagnostics	71	—	71	2
Other	174	1,736	218	172
Software	15,384	15,710	23,720	23,977
Investment funds
HSLFI	14,358	14,323	13,262	13,243
Total investments	$281,377	$281,519	$250,921	$248,441

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Horizon Secured Loan Fund I LLC

On June 1, 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either the Company or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value using the same valuation methodology as described in Note 6. As of September 30, 2019 and December 31, 2018, HSLFI had total assets of $47.1 million and $26.4 million, respectively. HSLFI’s portfolio consisted of debt investments in seven and four portfolio companies as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million, and the five largest investments in portfolio companies in the HSLFI totaled $35.5 million. As of December 31, 2018, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $8.3 million, and the four largest investments in portfolio companies in the HSLFI totaled $25.0 million. As of September 30, 2019 and December 31, 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which the Company may directly invest.

The Company invests cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of September 30, 2019 and December 31, 2018, the Company and Arena each owned 50.0% of the equity interests of HSLFI. The Company had an original commitment to fund $25.0 million of equity interests in HSLFI. As of September 30, 2019 and December 31, 2018, $11.1 and $11.7 million, respectively, was unfunded. The Company’s investment in HSLFI consisted of an equity contribution of $13.9 and $13.3 million as of September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, HSLFI distributed $0.4 million and $1.4 million, respectively. For the period September 1, 2018 (the commencement of HSLFI’s operations) through September 30, 2018, there were no distributions from HSLFI.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and the Company, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement (the “NYL Facility”) with several entities owned or affiliated with New York Life Insurance Company (“Noteholders”) for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement has an investment period that ends on June 1, 2020, if not extended, followed by a five year amortization period and a scheduled final payment date of June 10, 2025, subject to any extension of the investment period. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $18.4 million in advances made by the Noteholders as of September 30, 2019 at an interest rate of 4.98%. There were no advances made by the Noteholders as of December 31, 2018.

The following table shows HSLFI’s investments as of September 30, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.73% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,461	$2,461
		Term Loan (9.73% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	$2,461	$2,461
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,923	4,923
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,917	4,917
Total Debt Investments — Life science				14,762	14,762
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.05% cash (Libor + 9.95%; Floor 11.25%), 3.30% ETP, Due 1/1/22)	4,000	3,942	3,942
		Term Loan (12.05% cash (Libor + 9.95%; Floor 11.25%), 3.30% ETP, Due 1/1/22)	4,000	3,942	3,942
		Term Loan (12.45% cash (Libor + 9.95%; Floor 12.45%), 2.50% ETP, Due 10/1/22)	1,227	1,207	1,207
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.60% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,154	8,154
		Term Loan (10.60% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,958	2,958
Revinate, Inc. (6)(7)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,948	3,948
Total Debt Investments — Technology				24,151	24,151
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.35% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,707	3,707
Total Debt Investments — Healthcare information and services				3,707	3,707
Total Debt Investments				42,620	42,620

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	2
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	37
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	38
Total Warrant Investments — Life science				141	77
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,886,934 Preferred Stock Warrants		82	96
Revinate Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	16
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		78	58
Total Warrant Investments — Technology				176	170
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	15
Total Warrant Investments — Healthcare information and services				16	15
Total Warrant Investments				333	262

Total Portfolio Investment Assets				$42,953	$42,882

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$1,784	$1,784
Total Short Term Investments — Unrestricted Investments				$1,784	$1,784

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)				$127	$127
Total Short Term Investments — Restricted Money Market Funds				$127	$127

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2019 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows HSLFI’s investments as of December 31, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,449	$2,449
		Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,449	2,449
Total Debt Investments — Life science				4,898	4,898
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
		Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.85% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,098	8,098
Total Debt Investments — Technology				15,994	15,994
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.60% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,699	3,699
Total Debt Investments — Healthcare information and services				3,699	3,699
Total Debt Investments				24,591	24,591

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	1
Total Warrant Investments — Life science				58	1
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,280,000 Preferred Stock Warrants		49	70
BSI Platform Holdings, LLC (6)(7)(9)	Software	412,500 Preferred Stock Warrants		57	56
Total Warrant Investments — Technology				106	126
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	16
Total Warrant Investments — Healthcare information and services				16	16
Total Warrant Investments				180	143

Total Portfolio Investment Assets				$24,771	$24,734

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$74	$74
Total Short Term Investments — Unrestricted Investments				$74	$74

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables show certain summarized financial information for HSLFI as of September 30, 2019 and December 31, 2018, for the three and nine months ended September 30, 2019 and for the period September 1, 2018 through September 30, 2018:

	September 30,	December 31,
	2019	2018
	(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $42,953 and $24,771, respectively)	$42,882	$24,734
Investments in money market funds	1,784	74
Restricted investments in money market funds	127	—
Cash and cash equivalents	422	76
Interest receivable	660	252
Other assets	1,195	1,306
Total assets	$47,070	$26,442

Borrowings	$18,375	$—
Other liabilities	174	81
Total liabilities	18,549	81

Members’ equity	28,521	26,361
Total liabilities and members’ equity	$47,070	$26,442

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	For the three months ended,	For the nine months ended,	For the period June 1, 2018 through
	September 30, 2019	September 30, 2019	September 30, 2018
	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,317	$3,314	$255
Total expenses	$394	$868	$90
Net investment income	$923	$2,446	$165
Net unrealized (depreciation) appreciation on investments	$(28)	$(34)	$1
Net increase in net assets resulting from operations	$895	$2,412	$166

Note 5.  Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities. Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2019 were as follows:

			Nine months ended September 30, 2019
Portfolio Company	Fair value at December 31, 2018	Purchases	Principal Payments	Transfers in/(out) at fair value	Discount accretion	Net unrealized gain/(loss)	Fair value at September 30, 2019	Net realized gain/(loss)	Interest income
	(In thousands)
Decisyon, Inc.	$1,464	$—	$285	$—	$—	$58	$1,237	$—	$164
	764	—	156	—	14	31	653	—	87
	240	—	8	—	—	10	242	—	23
	240	—	8	—	—	10	242	—	23
	721	—	23	—	—	29	727	—	70
	289	—	8	—	—	11	292	—	29
	192	—	6	—	—	8	194	—	21
	75	—	—	—	—	—	75	—	—
StereoVision, Inc.	2,798	—	166	—	—	—	2,632	—	228
	791	—	—	—	—	1,862	2,653	—	—
Total Non-controlled Affiliates	$7,574	$—	$660	$—	$14	$2,019	$8,947	$—	$645

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

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the nine months ended September 30, 2019 were as follows:

			Nine months ended September 30, 2019
Portfolio Company	Fair value at December 31, 2018	Purchases	Distributions	Transfers in/(out) at fair value	Dividends declared	Net unrealized gain/(loss)	Fair value at September 30, 2019	Net realized gain/(loss)	Dividend income
	(In thousands)
HSLFI(1)	$13,243	$589	$(715)	$—	$1,223	$(17)	$14,323	$—	$1,223
Total controlled affiliates	$13,243	$589	$(715)	$—	$1,223	$(17)	$14,323	$—	$1,223

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members provide cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers, which consists of two representatives of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

Transactions related to investments in controlled affiliated companies for the year ended December 31, 2018 were as follows:

			Year ended December 31, 2018
Portfolio Company	Fair value at December 31, 2017	Purchases	Distributions	Transfers in/(out) at fair value	Dividends declared	Net unrealized gain/(loss)	Fair value at December 31, 2018	Net realized gain/(loss)	Dividend income
	(In thousands)
HSLFI(1)	$—	$13,262	$(255)	$—	$255	$(19)	$13,243	$—	$255
Total controlled affiliates	$—	$13,262	$(255)	$—	$255	$(19)	$13,243	$—	$255

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members provide cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers, which consists of two representatives of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

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

Debt investments:  The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At September 30, 2019 and December 31, 2018, the hypothetical market yields used ranged from 10% to 25%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2019:

September 30, 2019
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
(Dollars in thousands, except per share data)
Debt investments	$241,819	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 25%	12%

	9,866	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 45%	45%

	1,500	Liquidation Scenario	Probability Weighting	100%	100%

Warrant investments	7,456	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility	$0.00 – $980.00 20%	$46.09 20%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	2 years

	1,678	Sale proceeds	Price Per Share	–	–
Other investments	888	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 0% – 50%	25% 40%

Equity investments	3,217	Last Equity Financing	Price Per Share	$0.00 – $13.04	$1.38
Total Level 3 investments	$266,424

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

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

Borrowings:  The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2019, the closing price of the 2022 Notes on the New York Stock Exchange was $25.54 per note, or $38.2 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above.

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$253,185	$253,185
Warrant investments	—	696	9,134	9,830
Other investments	—	—	888	888
Equity investments	76	—	3,217	3,293
Equity interest in HSLFI(1)	—	—	—	14,323
Total investments	$76	$696	$266,424	$281,519

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$216,401	$216,401
Warrant investments	—	692	8,632	9,324
Other investments	—	—	7,640	7,640
Equity investments	544	—	1,289	1,833
Equity interest in HSLFI(1)	—	—	—	13,243
Total investments	$544	$692	$233,962	$248,441

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$242,287	$8,500	$3,110	$6,200	$260,097
Purchase of investments	42,147	—	—	—	42,147
Warrants and equity received and classified as Level 3	—	300	240	—	540
Principal payments received on investments	(35,913)	—	—	—	(35,913)
Proceeds from sale of investments	—	(506)	—	—	(506)
Net realized gain (loss) on investments	—	358	—	(800)	(442)
Unrealized (depreciation) appreciation included in earnings	(56)	498	(133)	(12)	297
Transfer out of Level 3	—	—	—	—	—
Transfer of investment	4,500	—	—	(4,500)	—
Other	220	(16)	—	—	204
Level 3 assets, end of period	$253,185	$9,134	$3,217	$888	$266,424

During the three months ended September 30, 2019 and 2018, there was no transfer in or out of Level 3.

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

During the three months ended September 30, 2018, there were no transfers in or out of Level 3.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$216,401	$8,632	$1,289	$7,640	$233,962
Purchase of investments	135,284	—	—	—	135,284
Warrants and equity received and classified as Level 3	—	1,288	240	—	1,528
Principal payments received on investments	(101,035)	—	—	(82)	(101,117)
Proceeds from sale of investments	—	(1,381)	(45)	—	(1,426)
Net realized gain (loss) on investments	—	634	4	(4,944)	(4,306)
Unrealized (depreciation) appreciation included in earnings	(1,602)	167	1,729	2,774	3,068
Transfer out of Level 3	—	(190)	—	—	(190)
Transfer of investment	4,500	—	—	(4,500)	—
Other	(363)	(16)	—	—	(379)
Level 3 assets, end of period	$253,185	$9,134	$3,217	$888	$266,424

During the nine months ended September 30, 2019, there was one transfer out of Level 3. The transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.2 million that was transferred to Level 2 upon the portfolio company becoming a public company. During the nine months ended September 30, 2019, there were no transfers to Level 3.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2019 includes $3.8 million in unrealized depreciation on debt and other investments, $0.7 million in unrealized appreciation on warrant investments and $1.9 million in unrealized appreciation on equity investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2018:

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

During the nine months ended September 30, 2018, there were no transfers in or out of Level 3.

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

As of September 30, 2019 and December 31, 2018, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s 2022 Notes, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.  Borrowings

The following table shows the Company’s borrowings as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$125,000	$15,000	$110,000	$125,000	$90,500	$34,500
Asset-Backed Notes	100,000	100,000	—	—	—	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	262,375	152,375	110,000	162,375	127,875	34,500
Unamortized debt issuance costs attributable to term borrowings	—	(2,455)	—	—	(1,022)	—
Total borrowings outstanding, net	$262,375	$149,920	$110,000	$162,375	$126,853	$34,500

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

As of September 30, 2019, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of September 30, 2019, the asset coverage for borrowed amounts was 210%.

The Company entered into the Key Facility with Key effective November 4, 2013. On December 28, 2018, the Company amended the Key Facility, increasing the aggregate commitments under the Key Facility by $25 million to $125 million. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a revolving period that extends to April 6, 2021, followed by a two-year amortization period and is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 2.03% and 2.50% on September 30, 2019 and December 31, 2018, respectively. The average interest rate for the three months ended September 30, 2019 and 2018 was 5.49% and 5.34%, respectively. The average interest rate for the nine months ended September 30, 2019 and 2018 was 5.65% and 5.12%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% of any unborrowed amount available under the facility annually. As of September 30, 2019 and December 31, 2018, the Company had borrowing capacity under the Key Facility of $110.0 million and $34.5 million, respectively. At September 30, 2019 and December 31, 2018, $14.6 million and $0.9 million, respectively, was available, subject to existing terms and advance rates.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2019, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

On August 13, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes (the “Asset-Backed Notes”). The Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC.

The Asset-Backed Notes were issued by the 2019-1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The Asset-Backed Notes have a two-year reinvestment period and a stated maturity of September 15, 2027.

At September 30, 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million. There was no outstanding principal balance for the Asset-Backed Notes at December 31, 2018.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2019, there was approximately $1.2 million of restricted investments. There were no funds segregated as restricted investments related to the Asset-Backed Notes at December 31, 2018.

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

The balance of unfunded commitments to extend credit was $37.8 million and $27.5 million as of September 30, 2019 and December 31, 2018, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2019:

	September 30, 2019
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Betabrand Corporation	$4,500	$66
CSA Medical, Inc.	3,000	43
Encore Dermatology, Inc.	5,000	88
Espero Biopharma, Inc.	500	—
LogicBio, Inc.	5,000	—
Maculogix, Inc.	3,750	38
Mustang Bio, Inc.	5,000	97
Revinate, Inc.	10,000	120
StereoVision Imaging, Inc.	1,000	—
Total	$37,750	$452

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2019, which totaled $0.5 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

Note 9.  Concentrations of credit risk

The Company’s debt investments consist primarily of loans to development-stage companies at various stages of development in the technology, life science, healthcare information and services and sustainability industries. Many of these companies may have relatively limited operating histories and also may experience variation in operating results. Many of these companies conduct business in regulated industries and could be affected by changes in government regulations. Most of the Company’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements, and in many instances, to service the interest and principal payments on the loans.

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 31% and 32% of total debt investments outstanding as of September 30, 2019 and December 31, 2018, respectively. No single debt investment represented more than 10% of the total debt investments as of September 30, 2019 and December 31, 2018. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 24% and 31% of total interest and fee income on investments for the three months ended September 30, 2019 and 2018, respectively. Interest income from the five largest debt investments accounted for 24% and 31% of total interest and fee income on investments for the nine months ended September 30, 2019 and 2018, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2019 and for the years ended December 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Nine Months Ended September 30, 2019
7/26/19	11/19/19	12/16/19	$0.10	$—	—	$—
7/26/19	10/18/19	11/15/19	0.10	—	—	—
7/26/19	9/19/19	10/16/19	0.10	1,412	1,258	15
4/26/19	8/19/19	9/17/19	0.10	1,366	1,274	15
4/26/19	7/18/19	8/15/19	0.10	1,339	1,261	15
4/26/19	6/19/19	7/16/19	0.10	1,338	1,339	16
3/1/19	5/17/19	6/17/19	0.10	1,339	1,308	15
3/1/19	4/18/19	5/15/19	0.10	1,332	1,885	22
3/1/19	3/19/19	4/16/19	0.10	1,139	1,199	15
			$0.90	$9,265	9,524	$113
Year Ended December 31, 2018
10/26/18	2/20/19	3/15/19	$0.10	$1,140	1,061	$14
10/26/18	1/17/19	2/15/19	0.10	1,139	1,166	15
10/26/18	12/18/18	1/15/19	0.10	1,140	1,125	13
7/27/18	11/19/18	12/14/18	0.10	1,139	1,222	14
7/27/18	10/18/18	11/15/18	0.10	1,138	1,255	15
7/27/18	9/18/18	10/16/18	0.10	1,138	1,253	15
4/27/18	8/17/18	9/14/18	0.10	1,139	1,212	14
4/27/18	7/19/18	8/15/18	0.10	1,139	1,202	14
4/27/18	6/19/18	7/17/18	0.10	1,140	1,221	13
3/1/18	5/17/18	6/15/18	0.10	1,140	1,271	13
3/1/18	4/19/18	5/15/18	0.10	1,140	1,287	13
3/1/18	3/19/18	4/17/18	0.10	1,139	1,255	13
			$1.20	$13,671	14,530	$166
Year Ended December 31, 2017
10/27/17	2/21/18	3/15/18	$0.10	$1,138	1,241	$14
10/27/17	1/22/18	2/15/18	0.10	1,139	1,185	13
10/27/17	12/20/17	1/17/18	0.10	1,139	1,119	13
7/28/17	11/20/17	12/15/17	0.10	1,139	1,227	13
7/28/17	10/19/17	11/15/17	0.10	1,139	1,195	13
7/28/17	9/20/17	10/16/17	0.10	1,138	1,205	14
4/27/17	8/18/17	9/15/17	0.10	1,140	1,199	13
4/27/17	7/20/17	8/15/17	0.10	1,140	1,159	12
4/27/17	6/20/17	7/14/17	0.10	1,138	1,164	13
3/3/17	5/19/17	6/15/17	0.10	1,137	1,202	14
3/3/17	4/21/17	5/16/17	0.10	1,137	1,287	15
3/3/17	3/20/17	4/18/17	0.10	1,134	1,510	18
			$1.20	$13,658	14,693	$165

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On October 25, 2019, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
December 17, 2019	December 18, 2019	January 15, 2020	$0.10
January 16, 2020	January 17, 2020	February 14, 2020	$0.10
February 18, 2020	February 19, 2020	March 16, 2020	$0.10

After paying distributions of $0.30 per share and earning net investment income of $0.42 per share for the quarter, the Company’s undistributed spillover income as of September 30, 2019 was $0.29 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Nine Months Ended September 30,
	2019		2018
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.64		$11.72
Net investment income	1.08		0.86
Realized loss on investments	(0.30)		(0.02)
Unrealized appreciation on investments	0.20		0.01
Net increase in net assets resulting from operations	0.98		0.85
Distributions declared(1)	(0.90)		(0.90)
From net investment income	(0.90)		(0.90)
From net realized gain on investments	—		—
Return of capital	—		—
Other(2)	(0.05)		(0.01)
Net asset value at end of period	$11.67		$11.66
Per share market value, beginning of period	$11.25		$11.22
Per share market value, end of period	$11.83		$11.41
Total return based on a market value(3)	13.2%		9.7%
Shares outstanding at end of period	14,412,475		11,531,399
Ratios, net of waiver, to average net assets:
Expenses without incentive fees	10.9	%(4)	10.1	%(4)
Incentive fees	3.0	%(4)	2.2	%(4)
Net expenses	13.9	%(4)	12.3	%(4)
Net investment income with incentive fees	12.1	%(4)	9.8	%(4)
Ratios, without waiver, to average net assets:
Expenses without incentive fees(5)	10.9	%(4)	10.1	%(4)
Incentive fees(5)	4.6	%(4)	2.8	%(4)
Net expenses(5)	15.5	%(4)	12.9	%(4)
Net investment income with incentive fees(5)	10.5	%(4)	9.2	%(4)
Net assets at the end of the period	168,144		$134,456
Average net asset value	$153,997		$134,391
Average debt per share	$10.39		$8.38
Portfolio turnover ratio	50.0%		31.1%
?

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	During the nine months ended September 30, 2019 and 2018, the Advisor waived $1.8 million and $0.6 million, respectively, of performance based incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subsequent Event

Equity Distribution Agreement

Subsequent to September 30, 2019, and as of October 29, 2019, the Company sold approximately 0.1 million shares of common stock for total accumulated net proceeds of approximately $1.8 million, net of offering expenses, under the Equity Distribution Agreement. As of October 29, 2019, shares representing approximately $37.8 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

On October 11, 2019 the Company received proceeds of $1.7 million in connection with the termination of its warrants in Verity Solutions, Inc. (“Verity”) upon Verity’s sale to Express Scripts.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital backed companies in our Target Industries, which we refer to as “Venture Lending.” We also selectively provide Venture Loans to publicly traded companies in our Target Industries. Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of September 30, 2019, 100%, or $253.2 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Debt investments	32	$253,185	89.9%	34	$216,401	87.1%
Warrants	67	9,830	3.5	67	9,324	3.8
Other investments	2	888	0.3	4	7,640	3.1
Equity	8	3,293	1.2	9	1,833	0.7
Equity interest in HSLFI	1	14,323	5.1	1	13,243	5.3
Total		$281,519	100.0%		$249,441	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
		(In thousands)
Beginning portfolio	$274,759	$226,467	$248,441	$222,099
New debt investments	42,147	24,200	135,284	64,725
Less refinanced debt investments	(7,500)	—	(17,500)	(2,479)
Net new debt investments	34,647	24,200	117,784	62,246
Investment in controlled affiliate investments	589	344	589	4,413
Principal payments received on investments	(3,413)	(5,591)	(13,069)	(19,568)
Early pay-offs	(25,000)	(6,610)	(70,548)	(26,935)
Accretion of debt investment fees	1,131	524	2,879	1,605
New debt investment fees	(658)	(375)	(1,764)	(1,884)
New equity	240	74	240	1,090
Proceeds from sale of investments	(506)	(294)	(2,411)	(3,360)
Warrants received in settlement of fee income	—	161	—	161
Dividend income from controlled affiliate investment	461	—	1,223	—
Distributions from controlled affiliate investment	(185)	—	(715)	—
Net realized (loss) gain on investments	(444)	66	(3,891)	(237)
Net unrealized (depreciation) appreciation on investments	(143)	791	2,622	127
Other	41	—	139	—
Ending portfolio	$281,519	$239,757	$281,519	$239,757

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$42,832	16.9%	$19,369	8.9%
Drug Delivery	1,526	0.6	1,495	0.7
Medical Device	67,561	26.7	46,162	21.3
Technology
Communications	12,101	4.8	10,539	4.9
Consumer-Related	23,008	9.1	20,491	9.5
Data Storage	19,581	7.7	9,835	4.5
Internet and Media	13,687	5.4	36,984	17.1
Materials	8,399	3.3	8,372	3.9
Power Management	—	—	512	0.2
Semiconductors	—	—	3,413	1.6
Software	49,536	19.6	35,747	16.5
Healthcare Information and Services
Software	14,954	5.9	23,482	10.9
Total	$253,185	100.0%	$216,401	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 31% and 32% of total debt investments outstanding as of September 30, 2019 and December 31, 2018, respectively. No single debt investment represented more than 10% of our total debt investments as of September 30, 2019 and December 31, 2018.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of September 30, 2019 and December 31, 2018, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	4	$43,017	17.0%	6	$41,677	19.3%
3	23	191,545	75.7	23	155,439	71.8
2	4	17,123	6.8	5	19,285	8.9
1	1	1,500	0.5	—	—	—
Total	32	$253,185	100.0%	34	$216,401	100.0%

As of September 30, 2019, there was one debt investment with an internal credit rating of 1, with a cost of $3.7 million and a fair value of $1.5 million. As of December 31, 2018, there were no debt investments with an internal credit rating of 1.

Horizon Secured Loan Fund I LLC

On June 1, 2018, we and Arena Sunset SPV, LLC, or Arena, formed a joint venture, Horizon Secured Loan Fund I, or HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either us or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value. As of September 30, 2019 and December 31, 2018, HSLFI had total assets of $47.1 million and $26.4 million, respectively. HSLFI’s portfolio consisted of debt investments in seven and four portfolio companies as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million and the five largest investments in portfolio companies in the HSLFI totaled $35.5 million. As of December 31, 2018, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $8.3 million and the four largest investments in portfolio companies in the HSLFI totaled $25.0 million. As of September 30, 2019 and December 31, 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which we may directly invest.

We invest cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of September 30, 2019 and December 31, 2018, we and Arena each owned 50.0% of the equity interests of HSLFI. We had an original commitment to fund $25.0 million of equity interests in HSLFI. As of September 30, 2019 and December 31, 2018, $11.1 million and $11.7 million, respectively, was unfunded. Our investment in HSLFI consisted of an equity contribution of $13.9 and $13.3 million as of September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, HSLFI distributed $0.4 million and $1.4 million, respectively. For the period September 1, 2018 (the commencement of HSLFI’s operations) through September 30, 2018, there were no distributions from HSLFI.

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

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and us, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement, or the NYL Facility, with several entities owned or affiliated with New York Life Insurance Company, or the Noteholders, for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement has an investment period that ends on June 1, 2020, if not extended, followed by a five year amortization period and a scheduled final payment date of June 10, 2025, subject to any extension of the investment period. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $18.4 million in advances made by the Noteholders as of September 30, 2019 at an interest rate of 4.98%. There were no advances made by the Noteholders as of December 31, 2018.

The following table shows a summary of HSLFI’s investment portfolio for the three and nine months ended September 30, 2019 and the period September 1, 2018 through September 30, 2018:

	For the three months ended,	For the nine months ended,	For the period June 1, 2018 through
	September 30, 2019	September 30, 2019	September 30, 2018

	(Dollars in thousands)
Total investments at fair value	$42,882	$42,882	$8,147
Dollar-weighted annualized yield on average debt investments(1)	12.7%	12.7%	12.2%
Number of portfolio companies in HSLFI	7	7	1
Largest portfolio company investment at fair value	$11,158	$11,158	$8,147

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect HSLFI’s expenses.

The following table shows HSLFI’s total portfolio investment activity as of and for the three and nine months ended September 30, 2019 and the period June 1, 2018 through September 30, 2018:

	For the three months ended	For the nine months ended	For the period June 1, 2018 through
	September 30, 2019	September 30, 2019	September 30, 2018

	(In thousands)
Beginning portfolio	$38,896	$24,734	$—
New debt investments	4,000	18,227	8,250
Accretion of debt investment fees	52	129	—
New debt investment fees	(39)	(175)	(113)
Net unrealized depreciation on investments	(27)	(33)	—
Ending portfolio	$42,882	$42,882	$8,137

The following table shows HSLFI’s investments as of September 30, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value

(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.73% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,461	$2,461
		Term Loan (9.73% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,461	2,461
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,923	4,923

Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,917	4,917
Total Debt Investments — Life science				14,762	14,762
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.05% cash (Libor + 9.95%; Floor 11.25%), 3.30% ETP, Due 1/1/22)	4,000	3,942	3,942
		Term Loan (12.05% cash (Libor + 9.95%; Floor 11.25%), 3.30% ETP, Due 1/1/22)	4,000	3,942	3,942
		Term Loan (12.45% cash (Libor + 9.95%; Floor 12.45%), 2.50% ETP, Due 10/1/22)	1,227	1,207	1,207

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value

(Dollars in thousands)
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.60% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,154	8,154
		Term Loan (10.60% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,958	2,958
Revinate, Inc. (6)(7)		Term Loan (9.50% cash (Libor + 7.00%, Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,948	3,948
Total Debt Investments — Technology				24,151	24,151
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.35% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,707	3,707
Total Debt Investments — Healthcare information and services				3,707	3,707
Total Debt Investments				42,620	42,620

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	2
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	37
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	38
Total Warrant Investments — Life science				141	77
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,886,934 Preferred Stock Warrants		82	96
Revinate, Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	16
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		78	58
Total Warrant Investments — Technology				176	170
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	15
Total Warrant Investments — Healthcare information and services				16	15
Total Warrant Investments				333	262

Total Portfolio Investment Assets				$42,953	$42,882

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$1,784	$1,784
Total Short Term Investments — Unrestricted Investments				$1,784	$1,784

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)				$127	$127
Total Short Term Investments — Restricted Money Market Funds				$127	$127

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments, or ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate, or LIBOR, are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2019 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following table shows HSLFI’s investments as of December 31, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value

(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,449	$2,449
		Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,449	2,449
Total Debt Investments — Life science				4,898	4,898
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
		Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.85% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,098	8,098
Total Debt Investments — Technology				15,994	15,994
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.60% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,699	3,699
Total Debt Investments — Healthcare information and services				3,699	3,699
Total Debt Investments				24,591	24,591

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	1
Total Warrant Investments — Life science				58	1
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,280,000 Preferred Stock Warrants		49	70
BSI Platform Holdings, LLC (6)(7)(9)	Software	412,500 Preferred Stock Warrants		57	56
Total Warrant Investments — Technology				106	126
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	16
Total Warrant Investments — Healthcare information and services				16	16
Total Warrant Investments				180	143

Total Portfolio Investment Assets				$24,771	$24,734

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$74	$74
Total Short Term Investments — Unrestricted Investments				$74	$74

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following tables show certain summarized financial information for HSLFI as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and the period September 1, 2018 through September 30, 2018:

	September 30,	December 31,
	2019	2018

	(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $42,953 and $24,771, respectively)	$42,882	$24,734
Investments in money market funds	1,784	74
Restricted investments in money market funds	127	—
Cash and cash equivalents	422	76
Interest receivable	660	252
Other assets	1,195	1,306
Total assets	$47,070	$26,442

Borrowings	$18,375	$—
Other liabilities	174	81
Total liabilities	18,549	81

Members’ equity	28,521	26,361
Total liabilities and members’ equity	$47,070	$26,442

	For the three months ended,	For the nine months ended,	For the period June 1, through
	September 30, 2019	September 30, 2019	September 30, 2018
	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,317	$3,314	$255
Total expenses	$395	$869	$90
Net investment income	$922	$2,445	$165
Net unrealized (depreciation) appreciation on investments	$(27)	$(33)	$1
Net increase in net assets resulting from operations	$895	$2,412	$166

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended September 30, 2019 and 2018

The following table shows consolidated results of operations for the three months ended September, 2019 and 2018:

	For the Three Months Ended
	September 30,
	2019	2018
	(In thousands)
Total investment income	$11,375	$7,797
Total expenses	5,602	4,841
Performance based incentive fee waived	—	(446)
Net expenses	5,602	4,395
Net investment income	5,773	3,402
Net realized (loss) gain on investments	(424)	66
Net unrealized (depreciation) appreciation on investments	(143)	791
Net increase in net assets resulting from operations	$5,206	$4,259
Average debt investments, at fair value	$246,648	$207,942
Average borrowings outstanding	$135,232	$105,636

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $3.6 million, or 45.9%, to $11.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, total investment income consisted primarily of $9.2 million in interest income from investments, which included $2.5 million in income from the accretion of origination fees and ETPs and $1.7 million in fee income. Interest income on debt investments increased by $1.9 million, or 26.0%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Interest income on debt investments for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 increased primarily due to an increase of $38.7 million, or 18.6%, in the average size of our debt investment portfolio and an increase in accelerated fees earned on higher principal prepayments received. Fee income, which includes other fee, success fee and prepayment fee income on debt investments, increased by $1.3 million, or 305.2%, to $1.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in fees earned on higher principal prepayments received.

The following table shows our dollar-weighted annualized yield for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30,
Investment type:	2019	2018
Debt investments(1)(2)	17.7%	15.0%
Equity interest in HSLFI and debt investments (1)(3)(4)	17.5%	14.7%
Equity interest in HSLFI(1)(4)(5)	13.5%	—
All investments(1)(6)	16.4%	13.5%

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
(2)	Excludes any yield from warrants, equity, other investments and equity interest in HSLFI. Related investment income includes interest income and fee income from debt investments.
(3)	Excludes any yield from warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments and dividend income from equity interest in HSLFI.
(4)	HSLFI was formed on June 1, 2018. There was no yield from equity interest in HSLFI for the three months ended September 30, 2018.
(5)	Excludes any yield from debt investments, warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI.
(6)	Includes any yield from debt investments, warrants, equity, other investments and equity interest in HSFLI. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 24% and 31% of investment income for the three months ended September 30, 2019 and 2018, respectively.

Expenses

Net expenses increased by $1.2 million, or 27.5%, to $5.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.4 million, or 21.7%, to $2.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $29.6 million, or 28.0% offset by a reduction in our effective cost of debt, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Base management fee expense increased by $0.2 million, or 16.5%, to $1.4 million for the three months ended September  30, 2019 as compared to the three months ended September 30, 2018. Base management fee increased primarily due to an increase of $38.7 million, or 18.6%, in the average size of our investment portfolio for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

On March 5, 2019, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment. During the three months ended September 30, 2019, our Advisor did not waive performance based incentive fees as the total amount previously deferred has been completely earned and waived by our Advisor.

On March 6, 2018, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees are not subject to recoupment. During the three months ended September 30, 2018, our Advisor waived performance-based incentive fees of $0.4 million which our Advisor would have otherwise been paid. This resulted in $0.4 million of reduced expense and additional net investment income for the three months ended September 30, 2018.

Performance based incentive fee expense, net of the waiver above, increased by $0.6 million, or 69.6%, to $1.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was due to an increase of $3.0 million, or 69.7%, in Pre-Incentive Fee Net Investment Income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Administrative fee expense, professional fees and general and administrative were $0.7 million for the three months ended September 30, 2019 and 2018.

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

During the three months ended September 30, 2019, we realized net losses totaling $0.4 million primarily due to the sale of one of our royalty agreements which was included in other investments and partially offset by a realized gain from the sale of one of our warrant investments. During the three months ended September 30, 2018, we realized net gains totaling $0.1 million primarily due to the termination of warrants upon the sale of two portfolio companies.

During the three months ended September 30, 2019, net unrealized depreciation on investments totaled $0.1 million which was primarily due to (1) a reversal of previously recorded unrealized depreciation on one of our royalty agreements which was included in other investments and (2) unrealized depreciation on one of our other investments. During the three months ended September 30, 2018, net unrealized appreciation on investments totaled $0.8 million which was primarily due to unrealized appreciation on our warrant investments.

Comparison of the nine months ended September 30, 2019 and 2018

The following table shows consolidated results of operations for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Total investment income	30,150	$22,285
Total expenses	17,980	12,988
Performance based incentive fee waived	(1,848)	(605)
Net expenses	16,132	12,383
Net investment income	14,018	9,902
Net realized loss on investments	(3,871)	(237)
Net unrealized appreciation (depreciation) on investments	2,622	127
Net increase in net assets resulting from operations	$12,769	$9,792
Average debt investments, at fair value	$235,391	$200,131
Average borrowings outstanding	$129,661	$96,598

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $7.9 million, or 35.3%, to $30.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, total investment income consisted primarily of $26.1 million in interest income from investments, which included $6.5 million in income from the accretion of origination fees and ETPs and $2.9 million in fee income. Interest income on debt investments increased by $5.2 million, or 24.7%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Interest income on debt investments for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 increased primarily due to an increase of $35.3 million, or 17.6%, in the average size of our debt investment portfolio and an increase in accelerated fees earned on higher principal prepayments received. Fee income, which includes success fee, other fees and prepayment fee income on debt investments, increased by $1.6 million, or 121.3%, to $2.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an increase in fees earned on higher principal prepayments received.

The following table shows our dollar-weighted annualized yield for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
Investment type:	2019	2018
Debt investments(1)(2)	16.4%	14.8%
Equity interest in HSLFI and debt investments (1)(3)	16.2%	14.7%
Equity interest in HSLFI(1)(4)	12.2%	13.6%
All investments(1)(5)	15.1%	13.5%

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
(2)	Excludes any yield from warrants, equity, other investments and equity interest in HSLFI. Related investment income includes interest income and fee income from debt investments.
(3)	Excludes any yield from warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments and dividend income from equity interest in HSLFI.
(4)	Excludes any yield from debt investments, warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI.
(5)	Includes any yield from debt investments, warrants, equity, other investments and equity interest in HSFLI. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 24% and 31% of investment income for the nine months ended September 30, 2019 and 2018, respectively.

Expenses

Net expenses increased by $3.7 million, or 30.3%, to $16.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $1.6 million, or 34.5%, to $6.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $33.1 million, or 34.2% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Base management fee expense increased by $0.7 million, or 19.3%, to $4.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Base management fee increased primarily due to an increase of $35.3 million, or 17.6%, in the average size of our investment portfolio for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

On March 5, 2019, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment. During the nine months ended September 30, 2019, our Advisor waived performance based incentive fees of $1.8 million which our Advisor would have otherwise been paid. This resulted in $1.8 million of reduced expense and additional net investment income for the nine months ended September 30, 2019.

On March 6, 2018, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees are not subject to recoupment. During the nine months ended September 30, 2018, our Advisor waived performance based incentive fees of $0.6 million which our Advisor would have otherwise been paid. This resulted in $0.6 million of reduced expense and additional net investment income for the nine months ended September 30, 2018.

Performance based incentive fee expense, net of the waiver above, increased by $1.3 million, or 58.0%, to $3.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was due to (i) an increase of $5.4 million, or 44.6%, in Pre-Incentive Fee Net Investment Income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and (ii) an increase in the Incentive Fee Cap calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the nine months ended September 30, 2018 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative were $2.4 million and $2.1 million, respectively, for the nine months ended September 30, 2019 and 2018.

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

During the nine months ended September 30, 2019, we realized net losses totaling $3.9 million primarily due to the expiration of one of our royalty agreements which was included in other investments which was partially offset by a gain on the sale of our equity investment in one portfolio company and from the consideration we received from the termination of warrants upon the sale of two portfolio companies. During the nine months ended September 30, 2018, we realized net losses totaling $0.2 million primarily due to the write off of warrants in nine portfolio companies partially offset by realized gains on the termination of warrants upon the sale of two portfolio companies.

During the nine months ended September 30, 2019, net unrealized appreciation on investments totaled $2.7 million which was primarily due to the net unrealized appreciation on two of our royalty agreements which were included in other investments and the unrealized appreciation on one of our equity investments, partially offset by the unrealized depreciation on one of our debt investments. During the nine months ended September 30, 2018, net unrealized appreciation on investments totaled $0.1 million which was primarily due to the unrealized appreciation on one warrant investment partially offset by the depreciation on one public equity investment and two public warrant investments.

Liquidity and capital resources

As of September 30, 2019 and December 31, 2018, we had cash of $36.4 million and $12.6 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our public debt offerings.

On August 2, 2019 we entered into an At-The-Market (“ATM”) sales agreement (the “Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (each a “Sales Agent” and, collectively, the “Sales Agents”). The Equity Distribution Agreement provides that we may offer and sell shares of common stock from time to time through the Sales Agents representing up to $50.0 million worth of our common stock, in amounts and at times to be determined by us.

During the three and nine months ended September 30, 2019, we sold approximately 0.9 million shares of common stock under the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $10.4 million, including $0.2 million of offering expenses, from these sales.

On April 26, 2019, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2020 or the repurchase of $5.0 million of our common stock. During the three and nine months ended September 30, 2019 and 2018, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through September 30, 2019, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At September 30, 2019 and December 31, 2018, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association was $15.0 million and $90.5 million, respectively. As of September 30, 2019 and December 31, 2018, we had borrowing capacity under the Key Facility of $110.0 million and $34.5 million, respectively. At September 30, 2019 and December 31, 2018, $14.6 million and $0.9 million, respectively, were available, subject to existing terms and advance rates.

Our operating activities used cash of $40.4 million for the nine months ended September 30, 2019, and our financing activities provided cash of $44.7 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the sale of shares through a follow-on public offering and our ATM for net proceeds of $33.3 million, after deducting underwriting commission and discounts and other offering expenses and the completion of our securitization, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$125,000	$15,000	$110,000	$125,000	$90,500	$34,500
Asset-Backed Notes	100,000	100,000	—	—	—	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	262,375	152,375	110,000	162,375	127,875	34,500
Unamortized debt issuance costs attributable to term borrowings	—	(2,455)	—	—	(1,022)	—
Total borrowings outstanding, net	$262,375	$149,920	$110,000	$162,375	$126,853	$34,500

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 2.10% and 2.50% as of September 30, 2019 and December 31, 2018, respectively. The interest rates in effect were 5.35% and 5.60% as of September 30, 2019 and December 31, 2018, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million of our 6.25% notes due 2022, or the 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2019, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

On August 13, 2019, we completed a term debt securitization in connection with which an affiliate of ours made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes, or the Asset-Backed Notes. The Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC.

The Asset-Backed Notes were issued by the 2019-1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among us and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The Asset-Backed Notes have a two-year reinvestment period and a stated maturity of September 15, 2027.

At September 30, 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million. There was no outstanding principal balance for the Asset-Backed Notes at December 31, 2018.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2019, there was approximately $1.2 million of restricted investments. There were no funds segregated as restricted investments related to the Asset-Backed Notes at December 31, 2018.

Other assets

As of September 30, 2019 and December 31, 2018, other assets were $2.2 million and $1.8 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2019:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$152,375	$15,348	$64,407	$72,620	$—
Unfunded commitments	37,750	37,500	5,000	—	—
Total	$190,125	$52,848	$69,407	$72,620	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2019, we had such unfunded commitments of $37.8 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of September 30, 2019, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Distributions

In order to qualify and be subject to tax as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Generally, in order to qualify as a RIC, we must derive at least 90% of our gross income for each tax year from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock, securities or foreign currencies, income derived from certain publicly traded partnerships, or other income derived with respect to its business of investing in stock or other securities. We must also meet certain asset diversification requirements at the end of each quarter of each tax year. Failure to meet these diversification requirements on the last day of a quarter may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices or times, and may cause us to incur substantial losses.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2019 and 2018, we paid the Advisor $2.8 million and $2.0 million, respectively, pursuant to the Investment Management Agreement. During the nine months ended September 30, 2019 and 2018, we paid the Advisor $7.6 million and $5.6 million, respectively, pursuant to the Investment Management Agreement.

Our Advisor is wholly-owned by HTF Holdings LLC, which is wholly-owned by Horizon Technology Finance, LLC. By virtue of their ownership interest in Horizon Technology Finance, LLC, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud, may be deemed to control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended September 30, 2019 and 2018, we paid the Advisor $0.2 million and $0.2 million, respectively, pursuant to the Administration Agreement. During the nine months ended September 30, 2019 and 2018, we paid the Advisor $0.6 million and $0.5 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and nine months ended September 30, 2019 and 2018, we did not recognize any interest income from debt investments on non-accrual status.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2019, HSLFI distributed $0.2 million and $0.7 million, respectively, classified as dividend income to us. For the period June 1, 2018 (the commencement of HSLFI’s operations) through September 30, 2018, there were no distributions from HSLFI.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2019 and December 31, 2018.

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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, or the SEC Release, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The SEC Release is effective for all filings on or after November 5, 2018. As required, we adopted the SEC Release for the year ended December 31, 2018. The SEC Release required changes to the presentation of our Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. Prior to adoption, we presented distributable earnings on the Consolidated Statements of Assets and Liabilities and the Consolidated Statement of Net Assets as three components: 1) distributions in excess of net investment income; 2) net unrealized depreciation on investments; and 3) net realized loss on investments. Upon adoption, we present distributable earnings in total on the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Changes in Net Assets. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2018.

Recent development

Subsequent to September 30, 2019, and as of October 29, 2019, we sold $0.1 million shares of common stock for total accumulated net proceeds of approximately $1.8 million, net of offering expenses, under the Equity Distribution Agreement. As of October 29, 2019, shares representing approximately $37.8 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

On October 11, 2019 we received proceeds of $1.7 million in connection with the termination of its warrants in Verity Solutions, Inc. (“Verity”) upon Verity’s sale to Express Scripts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2019 and December 31, 2018, 99% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our September 30, 2019 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at September 30, 2019, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

Change in basis points	Investment Income	Interest Expense	Change in Net Assets(1)
	(In thousands)
Up 300 basis points	$7,711	$458	$7,253
Up 200 basis points	$4,952	$304	$4,648
Up 100 basis points	$2,206	$152	$2,054
Down 300 basis points	$(947)	$(225)	$(722)
Down 200 basis points	$(935)	$(225)	$(710)
Down 100 basis points	$(765)	$(152)	$(613)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2022 Notes and our Asset-Backed Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision, subject to a floor of 0.75% per annum, based on a LIBOR index which resets monthly, and any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2019, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth below and in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2019 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2018, except as set forth below.

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

Horizon Technology Finance Corporation

Date: October 29, 2019	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: October 29, 2019	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer

