Form 10-K
period 2019-12-31
Horizon Technology Finance Corp
filed 2020-03-03
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐.

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2019 based on the closing price on that date of $11.80 on the Nasdaq Global Select Market was $157.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 16,764,191 shares of the Registrant’s common stock outstanding as of February 28, 2020.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms:

•	“we,” “us,” “our,” “the Company” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation, a Delaware corporation, and its consolidated subsidiaries;

•	The “Advisor” and the “Administrator” refer to Horizon Technology Finance Management LLC, a Delaware limited liability company;

•	“Credit II” refers to Horizon Credit II LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and our direct subsidiary;

•	“Key” refers to KeyBank National Association and “Key Facility” refers to the revolving credit facility with Key;

•	“2022 Notes” or “Debt Securities” refers to the $37.4 million aggregate principal amount of our 6.25% unsecured notes due 2022, which were issued in September and October 2017;

•	“2019 Notes” refers to the $33.0 million aggregate principal amount of our 7.375% senior unsecured notes due 2019, which were redeemed in full in October 2017;

•	“2019-1 Securitization” refers to the $160.0 million securitization of secured loans we completed on August 13, 2019;

•	“Asset-Backed Notes” refers to $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the 2019-1 Securitization;

•	The “2019-1 Trust” refers to Horizon Funding Trust 2019-1, a Delaware trust; and

•	“HSLFI” refers to Horizon Secured Loan Fund I, a joint venture formed with Arena Sunset SPV, LLC, or “Arena”.

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

General

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or “Senior Term Loans.” Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. Section 61(a)(2) of the 1940 Act enables BDCs to reduce their asset coverage requirements from 200% to 150%, as a result of the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018. This provision permits a BDC to double the maximum amount of leverage that it is permitted to incur. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. We received approval from our stockholders to reduce our asset coverage requirement from 200% to 150% on October 30, 2018. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to pay corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

Compass Horizon Funding Company LLC, or Compass Horizon, our predecessor company, commenced operations in March 2008. We are a Delaware corporation organized in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

From the commencement of operations of Compass Horizon on March 4, 2008 through December 31, 2019, we funded 181 portfolio companies and invested $1.3 billion in debt investments. As of December 31, 2019, our debt investment portfolio consisted of 35 debt investments with an aggregate fair value of $288.4 million. As of December 31, 2019, 100.0%, or $288.4 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2019, 56.7%, or $163.4 million, of our total debt investment portfolio at fair value was held through our 2019-1 Securitization. As of December 31, 2019, our net assets were $184.1 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade”. Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2019, our dollar-weighted annualized yield on average debt investments (excluding any yield from warrants, equity, other investments and HSLFI) was 16.7%. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the year ended December 31, 2019, our investment portfolio (including any yield from warrants, equity, other investments and HSLFI) had an overall total yield of 15.7%. We calculate the dollar-weighted yield on average investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

As of December 31, 2019, our debt investments had a dollar-weighted average term of 47 months from inception and a dollar-weighted average remaining term of 38 months. As of December 31, 2019, substantially all of our debt investments had an original committed principal amount of between $3 million and $20 million, repayment terms of between 4 and 60 months and bore current pay interest at annual interest rates of between 9% and 16%.

For the year ended December 31, 2019, our total return based on market value was 25.6%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) the aggregate amount of distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2019, we held warrants to purchase stock, predominantly preferred stock, in 66 portfolio companies, equity positions in nine portfolio companies and success fee arrangements in eight portfolio companies.

On June, 1 2018, we and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies our Target Industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either us or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value. As of December 31, 2019, HSLFI had total assets of $48.3 million. HSLFI’s portfolio consisted of debt investments in eight portfolio companies as of December 31, 2019. As of December 31, 2019, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million and the five largest investments in portfolio companies in HSLFI’s portfolio totaled $30.3 million. As of December 31, 2019, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which we may directly invest.

We invest cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2019, we and Arena each owned 50.0% of the equity interests of HSLFI. We had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2019, $9.8 million was unfunded. Our investment in HSLFI consisted of an equity contribution of $15.2 million as of December 31, 2019.

Our investment activities, and our day-to-day operations, are managed by our Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of us. Under an investment management agreement dated March 7, 2019, or the Investment Management Agreement, we have agreed to pay our Advisor a base management fee and an incentive fee for its advisory services to us. We have also entered into an administration agreement, or the Administration Agreement, with our Advisor under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov.

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

Our Advisor is led by six senior managers including Robert D. Pomeroy, Jr., our Chief Executive Officer, Gerald A. Michaud, our President, Daniel R. Trolio, our Senior Vice President and Chief Financial Officer, John C. Bombara, our Senior Vice President, General Counsel and Chief Compliance Officer, Daniel S. Devorsetz, our Senior Vice President and Chief Investment Officer and Diane Earle, our Senior Vice President and Chief Credit Officer.

Our strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the loans we make and capital appreciation from the warrants we receive when making such loans. To further implement our business strategy, we expect our Advisor to continue to employ the following core strategies:

•	Structured investments in the venture capital and private and public equity markets. We make loans to development-stage companies within our Target Industries typically in the form of secured loans. The secured debt structure provides a lower risk strategy, as compared to equity or unsecured debt investments, to participate in the emerging technology markets because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current-pay interest and amortization of principal and have a senior position to equity in the borrower’s capital structure in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our debt investments primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the debt investment upon a default. Only the potential gains from warrants depend upon equity investment exits.

•	“Enterprise value” lending. We and our Advisor take an enterprise value approach to structuring and underwriting loans. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the applicable portfolio company’s particular technology, service or customer base. We secure our lien position against the enterprise value of each portfolio company.

•	Creative products with attractive risk-adjusted pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Venture Loans. These funding needs include funds for additional development “runways”, funds to hire or retain sales staff or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current-pay interest, commitment fees, end-of-term payments, or ETPs, pre-payment fees, success fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ financing requirements while mitigating risk and maximizing returns on our investments.

•	Opportunity for enhanced returns. To enhance our debt investment portfolio returns, in addition to interest and fees, we frequently obtain warrants to purchase the equity of our portfolio companies as additional consideration for making debt investments. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors.

•	Direct origination. We originate transactions directly with technology, life science, healthcare information and services and sustainability companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks, portfolio company advisors and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.

•	Disciplined and balanced underwriting and portfolio management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance our investment portfolio to reduce the risk of down market cycles associated with any particular industry or sector, development-stage or geographic area by quarterly reviewing each criteria and, in the event there is an overconcentration, seeking investment opportunities to reduce such overconcentration. Our Advisor employs a “hands on” approach to portfolio management, requiring private portfolio companies to provide monthly financial information and to participate in regular updates on performance and future plans. For public companies, our Advisor typically relies on publicly reported quarterly financials.

•	Use of leverage. We use leverage to increase returns on equity through our Key Facility, through our 2022 Notes and through our 2019-1 Securitization. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

Market opportunity

We focus our investments primarily in our Target Industries. The technology sectors we focus on include communications, networking, data storage, software, cloud computing, semiconductor, internet and media and consumer-related technologies. The life science sectors we focus on include biotechnology, drug discovery, drug delivery, bioinformatics and medical devices. The healthcare information and services sectors we focus on include diagnostics, electronic medical record services and software and other healthcare related services and technologies that improve efficiency and quality of administered healthcare. The sustainability sectors we focus on include alternative energy, power management, energy efficiency, green building materials and waste recycling. We refer to all of these companies as “technology-related” companies because the companies are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We intend, under normal market conditions, to invest at least 80% of the value of our total assets in such companies.

We believe that Venture Lending has the potential to achieve enhanced returns that are attractive notwithstanding the high degree of risk associated with lending to development-stage companies. Potential benefits include:

•	interest rates that typically exceed rates that would be available to portfolio companies if they could borrow in traditional commercial financing transactions;

•	the debt investment support provided by cash proceeds from equity capital invested by venture capital and private equity firms or access to public equity markets to access capital;

•	amortization of principal;

•	senior ranking to equity and collateralization of debt investments to minimize potential loss of capital; and

•	potential equity appreciation through warrants.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, which include the following:

Consistently execute commitments and close transactions.  Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $1.7 billion to more than 245 companies since operations commenced in 2004.

Robust direct origination capabilities.  Our Advisor has significant experience originating Venture Loans in our Target Industries. This experience has given our Advisor a deep knowledge of our Target Industries and an extensive base of transaction sources and references.

Highly experienced and cohesive management team.  Most of our Advisor’s senior management team of experienced professionals has been together since our inception. This consistency allows companies, their management teams and their investors to rely on consistent and predictable service, loan products and terms and underwriting standards.

Relationships with venture capital and private equity investors.  Our Advisor has developed strong relationships with venture capital and private equity firms and their partners.

Well-known brand name.  Our Advisor has originated Venture Loans to more than 245 companies in our Target Industries under the “Horizon Technology Finance” brand.

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

We have identified several criteria that we believe have proven, and will continue to prove, important in achieving our investment objective. These criteria provide general guidelines for our investment decisions. However, we caution you that not all of these criteria are met by each portfolio company in which we choose to invest.

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

Market opportunity and exit strategy.   We seek portfolio companies that are addressing market opportunities that capitalize on their competitive advantages. Competitive advantages may include unique technology, legally protected intellectual property, superior clinical results or significant market traction. As part of our investment analysis, we typically also consider potential realization of our warrants through merger, acquisition or initial public offering based upon comparable exits in the company’s Target Industry.

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

Origination.   Our Advisor’s loan origination process begins with its industry-focused regional managing directors who are responsible for identifying, contacting and screening prospects. These managing directors meet with key decision makers and deal referral sources such as venture capital and private equity firms and management teams, legal firms, accounting firms, investment banks, portfolio company advisors and other lenders to source prospective portfolio companies. We believe our brand name and management team are well known within the Venture Lending community, as well as by many repeat entrepreneurs and board members of prospective portfolio companies. These broad relationships, which reach across the Venture Lending industry, give rise to a significant portion of our Advisor’s deal origination.

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

The terms of the transaction are tailored to a prospective portfolio company’s specific funding needs while taking into consideration market dynamics, the quality of the management team, the venture capital and private equity investors involved or ability to access public equity and applicable credit criteria, which may include the prospective portfolio company’s existing cash resources, the development of its technology and the anticipated timing for the next round of equity financing.

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

Loan closing and funding.   Approved investments are documented and closed by our Advisor’s in-house legal and loan administration staff. Loan documentation is based upon standard templates created by our Advisor and is customized for each transaction to reflect the specific deal terms. The transaction documents typically include a loan and security agreement, warrant agreement and applicable perfection documents, including applicable Uniform Commercial Code financing statements and, as applicable, may also include a landlord agreement, patent and trademark security grants, a subordination agreement, an intercreditor agreement and other standard agreements for commercial loans in the Venture Lending industry. Funding requires final approval by our Advisor’s General Counsel, Chief Executive Officer or President, Chief Financial Officer and Chief Investment Officer or Chief Credit Officer.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the look-back period for the incentive fee based on Pre-Incentive Fee Net Investment Income, or the Incentive Fee Look-back Period, the Incentive Fee Look-back Period includes the most recently completed calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to a cap, or the Incentive Fee Cap, and a deferral mechanism through which the Advisor may recoup a portion of such deferred incentive fees (collectively, the Incentive Fee Cap and Deferral Mechanism). The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. We only pay incentive fees on Pre-Incentive Fee Net Investment Income to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. “Cumulative Pre-Incentive Fee Net Return” during any Incentive Fee Look-back Period means the sum of (a) Pre-Incentive Fee Net Investment Income and the base management fee for each calendar quarter during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains and losses, cumulative unrealized capital appreciation and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period.

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

Board Recommendation and Approval of the Investment Management Agreement

At a special meeting of the stockholders on October 30, 2018, the stockholders, upon the recommendation of the Board, approved a new Investment Management Agreement which became effective on March 7, 2019. The Investment Management Agreement is effective for two years from the date of approval and then must be annually reapproved by our Board for a one-year period. When it considered recommending the approval of the Investment Management Agreement, our Board held an in-person meeting at which it focused on information it received relating to (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and its discussions related thereto, our Board, including a majority of the directors who are not interested persons of us, determined that the investment management fee rates payable pursuant to the terms of the Investment Management Agreement were reasonable in relation to the services to be provided.

Duration and termination

Unless terminated earlier as described below, it will continue in effect from year to year after the initial two-year term if approved annually by our Board including a majority of our directors who are not interested persons or by the affirmative vote of the holders of a majority of our outstanding voting securities and a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other party. See “Item 1A — Risk Factors — Risks related to our business and structure — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.”

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

Issuance of additional shares

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock, at a price below the current NAV of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities. We have not sought the approval of our stockholders in the preceding 12 months but we may seek approval from our stockholders to offer shares of our common stock below its NAV in the future.

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

Code of ethics

We and our Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended, or the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the relevant code of ethics’ requirements. Each code of ethics is published on our website at www.horizontechfinance.com. We intend to disclose any substantive amendments to, or waivers from, the codes of conduct within four business days of the waiver or amendment through a web site posting.

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

We restrict access to nonpublic personal information about our stockholders to our Advisor’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders. For a discussion of the risks associated with cyber incidents, see “Item 1A — Risk Factors — Risks related to our business and structure — We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.”

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

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to entity-level income taxes on the portion of our investment company taxable income as well as any net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute as dividends to stockholders. We may retain for investment all or a portion of our net capital gain. However, if we retain any investment company taxable income or net capital gains, and fail to satisfy the Annual Distribution Requirement, we will be subject to entity-level taxation at regular corporate rates on any amounts retained. If we fail to qualify as a RIC for a period greater than two consecutive tax years, to qualify as a RIC in a subsequent tax year, we may be subject to regular corporate rates on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the tax year) that we elect to recognize on requalification or when recognized over the next five tax years.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2019 and (2) 150% at various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2019(1)	(22.84)%	(13.50)%	(4.15)%	5.20%	14.55%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(40.24)%	(25.08)%	(9.91)%	5.25%	20.41%

(1)	Assumes $344 million in total assets, $154 million in outstanding debt, $184 million in net assets, and an average cost of borrowed funds of 4.96% at December 31, 2019.
(2)	Assumes $558 million in total assets, $368 million in outstanding debt, $184 million in net assets, and an average cost of borrowed funds of 4.96% at December 31, 2019.

Based on our outstanding indebtedness of $154 million as of December 31, 2019 and the average cost of borrowed funds of 4.96% as of that date, our investment portfolio would have needed to experience an annual return of at least 2.62% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Based on an outstanding indebtedness of $368 million on an assumed 150% asset coverage ratio and an average cost of borrowed funds of 4.96%, our investment portfolio would need to experience an annual return of at least 3.59% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

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

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility, 2022 Notes or the Asset-Backed Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until April 6, 2021. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on April 6, 2023, unless such date is extended in accordance with the terms of the Key Facility. All outstanding amounts on our 2022 Notes are due and payable on September 15, 2022 unless redeemed prior to that date. The Asset-Backed Notes have a stated maturity of September 15, 2027. If we are unable to increase, renew or replace the Key Facility or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

We are subject to certain risks as a result of our interests in connection with the 2019-1 Securitization and our equity interest in the 2019-1 Trust.

On August 13, 2019, in connection with the 2019-1 Securitization and the offering of the Asset-Backed Notes by the 2019-1 Trust, we sold and/or contributed to Horizon Funding 2019-1, LLC or the Trust Depositor, certain loans, or the Trust Loans, which the Trust Depositor in turn sold and/or contributed to the 2019-1 Trust in exchange for 100% of the equity interest in the 2019-1 Trust, cash proceeds and other consideration. Following these transfers, the 2019-1 Trust, and not the Trust Depositor or us, holds all of the ownership interest in the Trust Loans.

As a result of the 2019-1 Securitization, we hold, indirectly through the Trust Depositor, 100% of the equity interest of the 2019-1 Trust. As a result, we consolidate the financial statements of the Trust Depositor and the 2019-1 Trust, as well as our other subsidiaries, in our consolidated financial statements. Because each of the Trust Depositor and the 2019-1 Trust is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the Trust Depositor, and by the Trust Depositor to the 2019-1 Trust, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Further, a failure of the 2019-1 Trust to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the indenture under the 2019-1 Securitization, upon which the trustee under the 2019-1 Securitization, or the Trustee, may, and will at the direction of a supermajority of the holders of the Asset-Backed Notes (collectively, the “Noteholders”), declare the Asset-Backed Notes to be immediately due and payable and exercise remedies under the indenture, including (i) institute proceedings for the collection of all amounts then payable on the Asset-Backed Notes or under the indenture, enforce any judgment obtained, and collect from the 2019-1 Trust and any other obligor upon the Asset-Backed Notes monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the indenture with respect to the property of the 2019-1 Trust; (iii) exercise any remedies as a secured party under the relevant provisions of the applicable jurisdiction’s UCC and take other appropriate action under applicable law to protect and enforce the rights and remedies of the Trustee and the Noteholders; or (iv) sell the property of the 2019-1 Trust or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

An event of default in connection with the 2019-1 Securitization could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with the 2019-1 Securitization. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We may not receive cash distributions in respect of our indirect ownership interest in the 2019-1 Trust.

Apart from fees payable to us in connection with our role as servicer of the Trust Loans and the reimbursement of related amounts under the 2019-1 Securitization documents, we receive cash in connection with the 2019-1 Securitization only to the extent that the Trust Depositor receives payments in respect of its equity interest in the 2019-1 Trust. The holder of the equity interest in the 2019-1 Trust is the residual claimant on distributions, if any, made by the 2019-1 Trust after the Noteholders and other claimants have been paid in full on each payment date or upon maturity of the Asset-Backed Notes, subject to the priority of payment provisions under the 2019-1 Securitization documents. To the extent that the value of the 2019-1 Trust’s portfolio of Trust Loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted Trust Loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the Trust Loans, or for any other reason, the ability of the 2019-1 Trust to make cash distributions in respect of the Trust Depositor’s equity interest would be negatively affected and, consequently, the value of the equity interest in the 2019-1 Trust would also be reduced. In the event that we fail to receive cash indirectly from the 2019-1 Trust, we could be unable to make distributions in amounts sufficient to maintain our status as a RIC or at all.

The interests of the Noteholders may not be aligned with our interests.

The Asset-Backed Notes are debt obligations ranking senior in right of payment to the rights of the holder of the equity interest in the 2019-1 Trust (currently the Trust Depositor, our wholly owned subsidiary), as residual claimant in respect of distributions, if any, made by the 2019-1 Trust. As such, there are circumstances in which the interests of the Noteholders may not be aligned with the interests of the holder of the equity interest in the 2019-1 Trust. For example, under the terms of the documents governing the 2019-1 Securitization, the Noteholders have the right to receive payments of principal and interest prior to the holder of the equity interest in the 2019-1 Trust.

For as long as the Asset-Backed Notes remain outstanding, the Noteholders have the right to act in certain circumstances with respect to the Trust Loans in ways that may benefit their interests but not the interests of holder of the equity interest in the 2019-1 Trust, including by exercising remedies under the documents governing the 2019-1 Securitization.

If an event of default occurs, the Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the 2019-1 Securitization. For example, upon the occurrence of an event of default with respect to the Asset-Backed Notes, the Trustee may, and will at the direction of the holders of a supermajority of the Asset-Backed Notes, declare the principal, together with any accrued interest, of the Asset-Backed Note to be immediately due and payable. This would have the effect of accelerating the principal on such Asset-Backed Note, triggering a repayment obligation on the part of the 2019-1 Trust. The Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution is made to the holder of the equity interest in 2019-1 Trust. There can be no assurance that there will be sufficient funds through collections on the Trust Loans or through the proceeds of the sale of the Trust Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the Asset-Backed Notes, or to make any distribution payment to holder of the equity interest in the 2019-1 Trust.

Remedies pursued by the Noteholders could be adverse to our interests as the indirect holder of the equity interest in the 2019-1 Trust. The Noteholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the Noteholders will be consistent with the best interests of the Trust Depositor or that we will receive, indirectly through the Trust Depositor, any payments or distributions upon an acceleration of the Asset-Backed Notes. Any failure of the 2019-1 Trust to make distributions in respect of the equity interest that we indirectly hold through the Trust Depositor, whether as a result of an event of default and the acceleration of payments on the Asset-Backed Notes or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

Certain events related to the performance of Trust Loans could lead to the acceleration of principal payments on the Asset-Backed Notes.

The following constitute rapid amortization events, or Rapid Amortization Events, under the documents governing the 2019-1 Securitization: (i) the aggregate outstanding principal balance of all delinquent Trust Loans exceeds twenty percent (20%) of the aggregate outstanding principal balance of the Trust Loans; (ii) the aggregate outstanding principal balance of defaulted Trust Loans plus the aggregate outstanding principal balance of all liquidated Trust Loans exceeds fifteen percent (15%) of the aggregate outstanding principal balance of the Trust Loans; (iii) the aggregate outstanding principal balance of the Asset-Backed Notes exceeds the borrowing base (which is a percentage of the outstanding principal balance of the Trust Loans less delinquent Trust Loans and Trust Loans to issuers that exceed given thresholds) for a period of sixty consecutive days; (iv) the 2019-1 Trust’s pool of Trust Loans contains Trust Loans to nine or fewer obligors during the amortization period; (v) the occurrence of an event of default under the documents governing the 2019-1 Securitization; (vi) the downgrade of the rating of the Asset-Backed Notes by the rating agency to below “BB”; and the downgrade of the rating of the Asset-Backed Notes by the rating agency to below investment-grade and failure to cure such downgrade within 180 days of such downgrade. After a Rapid Amortization Event has occurred, subject to the priority of payment provisions under the documents governing the 2019-1 Securitization, principal collections on the Trust Loans will be used to make accelerated payments of principal on the Asset-Backed Notes until the payment of principal balance of the Asset-Backed Notes is reduced to zero. Such an event could delay, reduce or eliminate the ability of the 2019-1 Trust to make payments or distributions in respect of the equity interest that we indirectly hold, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We have certain repurchase obligations with respect to the Trust Loans transferred in connection with the 2019-1 Securitization.

As part of the 2019-1 Securitization, we entered into a sale and contribution agreement and a sale and servicing agreement under which we would be required to repurchase any Trust Loan (or participation interest therein) which was sold to the 2019-1 Trust in breach of certain customary representations and warranties made by us or by the Trust Depositor with respect to such Trust Loan or the legal structure of the 2019-1 Securitization. To the extent that there is such a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the Trustee may, on behalf of the 2019-1 Trust, bring an action against us to enforce these repurchase obligations.

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

Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds.To the extent our investments have fixed interest rates or have interest rate floors that are higher than the floor on, or interest rates that “reset” less frequently than, the Key Facility, increases in interest rates can lead to interest rate compression and have a material adverse effect on our net investment income. In addition to increasing the cost of borrowed funds, which may materially reduce our net investment income, rising interest rates may also adversely affect our ability to obtain additional debt financing on terms as favorable as under our current debt financings, or at all.  See “—If we are unable to obtain additional debt financing, our business could be materially adversely affected.”

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

We may hedge against interest rate fluctuations by using hedging instruments such as caps, swaps, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions or any adverse developments from our use of hedging instruments could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to enter into appropriate hedging transactions when desired and any hedging transactions we enter into may not be effective.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the phase out of the use of LIBOR by the end of 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee or ARRC, a U.S. based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. Similarly, financial regulators in the UK, the European Union, Japan, and Switzerland formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC is comprised of a diverse set of private-sector entities and a wide array of official-sector entities, banking regulators, and other financial sector regulators. The ARRC has identified the Secured Overnight Financing Rate or SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

Impact of 2017 Federal Tax Legislation

Significant U.S. federal tax reform legislation was enacted in 2017 that, among many other changes, permanently reduced the maximum federal corporate income tax rate, reduced the maximum individual income tax rate (effective for taxable years through 2025), restricted the deductibility of business interest expense, changed the rules regarding the use of net operating losses, and under certain circumstances required accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this 2017 legislation on us and our portfolio companies is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the 2017 legislation.

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

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may become subject to a corporate-level income taxes on all of our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2019, 2018 and 2017 was 10.2%, 10.4% and 9.5%, respectively.

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

Additionally, on February 3, 2017, President Trump signed Executive Order 13772 announcing the Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. The Treasury released a fourth report on July 31, 2018 describing recommendations relating to non-bank financial institutions, financial technology and innovation. Subsequent reports are expected to address retail and institutional investment products and vehicles.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On January 30, 2020, the Federal Reserve Board released proposed changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of these changes and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

In addition, these communications and information systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Advisor and third-party service providers. We, along with our Advisor, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Furthermore, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Our investments in the sustainability industry are subject to many risks, including volatility, intense competition, unproven technologies, periodic downturns and potential litigation.

Our investments in sustainability companies are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies. Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability. In addition, our sustainability companies may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses) and valuations of sustainability companies can and often do fluctuate suddenly and dramatically and the markets in which sustainability companies operate are generally characterized by abrupt business cycles and intense competition. Demand for sustainability and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gas. A decrease in prices in these energy products could reduce demand for alternative energy. Sustainability companies face potential litigation, including significant warranty and product liability claims, as well as class action and government claims. Such litigation could adversely affect the business and results of operations of our sustainability portfolio companies.

Sustainability companies are subject to extensive government regulation and certain other risks particular to the sectors in which they operate and our business and growth strategy could be adversely affected if government regulations, priorities and resources impacting such sectors change or if our portfolio companies fail to comply with such regulations.

As part of our investment strategy we invest in portfolio companies in sustainability sectors that may be subject to extensive regulation by foreign, U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, uncertainty regarding such changes or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

In particular, there is considerable uncertainty about whether foreign, U.S., state and/or local governmental entities will enact or maintain legislation or regulatory programs that mandate reductions in greenhouse gas emissions or provide incentives for sustainability companies. Without such regulatory policies, investments in sustainability companies may not be economical and financing for sustainability companies may become unavailable, which could materially adversely affect the ability of our portfolio companies to repay the debt they owe to us. Any of these factors could materially and adversely affect the operations and financial condition of a portfolio company and, in turn, the ability of the portfolio company to repay the debt they owe to us.

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

Any default under the agreements governing our indebtedness, including a default under the Key Facility or the 2019-1 Securitization, or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our Debt Securities and substantially decrease the market value of our Debt Securities. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Key Facility and the 2019-1 Securitization or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Key Facility and the 2019-1 Securitization or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Key Facility or the 2019-1 Securitization or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Key Facility and the 2019-1 Securitization, could proceed against the collateral securing the debt. Because the Key Facility and the 2019-1 Securitization have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under our Debt Securities to a foreign financial institution, or “FFI,” or non-financial foreign entity, or “NFFE” (including such an institution or entity acting as an intermediary), may be subject to a U.S. withholding tax of 30% under U.S. Foreign Account Tax Compliance Act provisions of the Code (commonly referred to as “FATCA”). This withholding tax may apply to payments of interest on our Debt Securities, unless the FFI or NFFE complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any Debt Securities are held, the holder could be subject to this 30% withholding tax in respect of any interest paid on our Debt Securities. Holders of our Debt Securities should consult their own tax advisors regarding FATCA and how it may affect their investment in our Debt Securities.

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

Common stock

Our common stock is traded on Nasdaq, under the symbol “HRZN.” The last reported price for our common stock on March 2, 2020 was $12.30 per share, which represented a 4% premium to NAV per share. As of March 2, 2020 we had 16 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2019, 2018 and 2017.

Issuer Purchases of Equity Securities

On April 26, 2019, our Board extended a previously authorized stock repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. Unless extended by our Board, the repurchase program will expire on the earlier of June 30, 2020 and the repurchase of $5.0 million of common stock. During the quarter ended December 31, 2019, we did not repurchase any shares of our common stock. During the years ended December 31, 2019 and 2018, we did not repurchase any shares of our common stock. During the year ended December 31, 2017, we repurchased 5,923 shares of our common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. From the inception of the stock repurchase program through December 31, 2019, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Wells Fargo BDC Index, for the period from December 31, 2014 through December 31, 2019. The graph assumes that, on December 31, 2014, a person invested $100 in each of our common stock, the S&P 500 Index and the Wells Fargo BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of our annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data of the Company as of December 31, 2019, 2018, 2017, 2016 and 2015, and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. These selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the years ended December 31,
(Dollars in thousands, except per share data and portfolio company counts)	2019	2018	2017	2016	2015
Statement of Operations Data:
Total investment income	$43,125	$31,090	$25,777	$32,984	$31,110
Base management fee	5,556	4,578	3,786	4,727	4,747
Performance based incentive fee	6,966	4,393	1,714	2,126	3,501
All other expenses	11,742	9,403	8,034	9,119	9,212
Base management and performance based incentive fees waived	(1,848)	(1,184)	(79)	—	(346)
Net investment income before excise tax	20,709	13,900	12,322	17,012	13,996
Provision (credit) for excise tax	239	34	25	(87)	—
Net investment income	20,470	13,866	12,297	17,099	13,996
Net realized (loss) gain on investments	(4,173)	645	(21,191)	(7,776)	(1,650)
Net unrealized appreciation (depreciation) on investments	3,201	(1,501)	18,485	(14,236)	(490)
Net increase (decrease) in net assets resulting from operations	$19,498	$13,010	$9,591	$(4,913)	$11,856
Dollar amount of distributions declared	$16,987	$13,837	$13,823	$15,403	$15,793
Per Share Data:
Net asset value	$11.83	$11.64	$11.72	$12.09	$13.85
Net investment income	1.52	1.20	1.07	1.48	1.25
Net realized (loss) gain on investments	(0.31)	0.06	(1.84)	(0.67)	(0.15)
Net change in unrealized appreciation (depreciation) on investments	0.24	(0.13)	1.60	(1.24)	(0.04)
Net increase (decrease) in net assets resulting from operations	1.45	1.13	0.83	(0.43)	1.06
Per share distributions declared	1.20	1.20	1.20	1.335	1.38
Statement of Assets and Liabilities Data:
Investments, at fair value	$319,551	$248,441	$222,099	$194,003	$250,267
Other assets	24,450	18,308	12,047	45,249	30,629
Total assets	344,001	266,749	234,146	239,252	280,896
Borrowings	152,050	126,853	94,075	95,597	114,954
Total liabilities	159,946	132,492	99,071	100,060	121,145
Total net assets	$184,055	$134,257	$135,075	$139,192	$159,751
Other data:
Weighted yield on debt investments at fair value	16.7%	15.3%	15.1%	14.9%	14.2%
Weighted yield on all investments at fair value	15.7%	13.9%	14.0%	14.4%	13.7%
Number of portfolio companies at period end:
Debt investments	35	34	33	44	52
Warrants investments	66	67	72	78	83
Equity investments	9	9	6	5	6
Other investments	1	4	4	2	1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements

This annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing debt investments, warrants and other investments;
•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our Advisor;
•	the impact of increased competition;
•	the impact of investments we intend to make and future acquisitions and divestitures;
•	the unfavorable resolution of legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	our regulatory structure and tax status;
•	our ability to qualify and maintain qualification as a RIC and as a BDC;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;
•	the ability of our portfolio companies to achieve their objective;
•	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
•	the impact of the SBCAA on our operations and the BDC industry;
•	our contractual arrangements and relationships with third parties;
•	our ability to access capital and any future financings by us;
•	the ability of our Advisor to attract and retain highly talented professionals;
•	the impact of changes to tax legislation and, generally, our tax position; and
•	our ability to fund unfunded commitments, including unfunded commitments.

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

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act and Sections 21E(b)(2)(B) and (D) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this annual report on Form 10-K or any quarterly reports we file under the Exchange Act.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of December 31, 2019, 100%, or $288.4 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. Section 61(a)(2) of the 1940 Act enables BDCs to reduce their asset coverage requirements from 200% to 150%. This provision permits a BDC to double the maximum amount of leverage that it is permitted to incur. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. We received approval from our stockholders to reduce our asset coverage requirement from 200% to 150% on October 30, 2018. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Number of Investments	Fair Value	Percentage of Total Portfolio	Number of Investments	Fair Value	Percentage of Total Portfolio
			(Dollars in thousands)
Debt investments	35	$288,355	90.2%	34	$216,401	87.1%
Warrants	66	10,829	3.4	67	9,324	3.8
Other investments	1	500	0.2	4	7,640	3.1
Equity	9	3,217	1.0	9	1,833	0.7
Equity interest in HSLFI	1	16,650	5.2	1	13,243	5.3
Total		$319,551	100.0%		$248,441	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Beginning portfolio	$248,441	$222,099
New debt investments	200,832	111,725
Less refinanced debt investments	(17,500)	(10,468)
Net new debt investments	183,332	101,257
Investment in controlled affiliate investments	1,900	13,262
Principal payments received on investments	(17,369)	(24,254)
Early pay-offs	(94,321)	(60,185)
Accretion of debt investment fees	3,865	2,390
New debt investment fees	(2,669)	(2,279)
New equity	240	1,090
Warrants received in settlement of fee income	—	161
Proceeds from sale of investments	(4,548)	(4,293)
Dividend income from controlled affiliate investment	2,236	255
Distributions from controlled affiliate investment	(715)	(255)
Net realized (loss) gain on investments	(4,192)	553
Net unrealized appreciation (depreciation) on investments	3,201	(1,501)
Other	150	141
Ending portfolio	$319,551	$248,441

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
		(Dollars in thousands)
Life Science
Biotechnology	$41,789	14.5%	$19,369	8.9%
Drug Delivery	1,533	0.6	1,495	0.7
Medical Device	59,477	20.6	46,162	21.3
Technology
Communications	1,500	0.5	10,539	4.9
Consumer-Related	42,779	14.8	20,491	9.5
Data Storage	24,452	8.5	9,835	4.5
Internet and Media	22,504	7.8	36,984	17.1
Materials	8,410	2.9	8,372	3.9
Power Management	11,207	3.9	512	0.2
Semiconductors	—	—	3,413	1.6
Software	51,069	17.7	35,747	16.5
Healthcare Information and Services
Other Healthcare	9,771	3.4	—	—
Software	13,864	4.8	23,482	10.9
Total	$288,355	100.0%	$216,401	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 28% and 32% of total debt investments outstanding as of December 31, 2019 and 2018, respectively. No single debt investment represented more than 10% of our total debt investments as of December 31, 2019 or 2018.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2019 and 2018, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments	Number of Investments	Debt Investments at Fair Value	Percentage of Debt Investments
			(Dollars in thousands)
Credit Rating
4	4	$45,339	15.7%	6	$41,677	19.3%
3	26	216,128	75.0	23	155,439	71.8
2	3	24,888	8.6	5	19,285	8.9
1	2	2,000	0.7	—	—	—
Total	35	$288,355	100.0%	34	$216,401	100.0%

As of December 31, 2019, there were two debt investments with an internal credit rating of 1, with an aggregate cost of $5.7 million and an aggregate fair value of $2.0 million. As of December 31, 2018, there were no debt investments with an internal credit rating of 1.

Horizon Secured Loan Fund I LLC

On June, 1 2018, we and Arena formed a joint venture, or HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either us or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value. As of December 31, 2019 and 2018, HSLFI had total assets of $48.3 million and $26.4 million, respectively. HSLFI’s portfolio consisted of debt investments in eight and four portfolio companies as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million and $8.3 million, respectively. As of December 31, 2019, the five largest investments in portfolio companies in HSLFI’s portfolio totaled $30.3 million. As of December 31, 2018, HSLFI only had four investments in portfolio companies that totaled $25.0 million. As of December 31, 2019 and 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which we may directly invest.

We invest cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2019 and 2018, we and Arena each owned 50.0% of the equity interests of HSLFI. We had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2019 and 2018, $9.8 million and $11.7 million, respectively, was unfunded. Our investment in HSLFI consisted of an equity contribution of $15.2 million and $13.3 million as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, HSLFI distributed $1.4 million. For the period June 1, 2018 (the commencement of HSLFI’s operations) through December 31, 2018, HSLFI distributed $0.5 million.

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

HFI was formed as a Delaware limited liability company on May 9, 2018, with HSLFI as its sole equity member. HFI is a special purpose bankruptcy-remote entity and is a separate legal entity from HSLFI. Any assets conveyed to HFI are not available to creditors of HSLFI or any other entity other than HFI’s lenders.

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and us, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement, or the NYL Facility, with several entities owned or affiliated with New York Life Insurance Company, or the Noteholders, for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement’s investment period has ended and the loan thereunder is in rapid amortization. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $15.0 million in advances made by the Noteholders as of December 31, 2019 at an interest rate of 4.98%. There were no advances made by the Noteholders as of December 31, 2018.

The following table shows a summary of HSLFI’s investment portfolio for the year ended December 31, 2019 and the period June 1, 2018 through December 31, 2018:

	For the year ended December 31, 2019	For the period June 1, 2018 through December 31, 2018
	(Dollars in thousands)
Total investments at fair value	$34,829	$24,734
Dollar-weighted annualized yield on average debt investments(1)	15.8%	12.9%
Number of portfolio companies in HSLFI	10	4
Largest portfolio company investment at fair value	$11,186	$8,154

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect HSLFI’s expenses.

The following table shows HSLFI’s total portfolio investment activity as of and for the year ended December 31, 2019 and the period June 1, 2018 through December 31, 2018:

	For the year ended	For the period June 1, 2018 through
	December 31, 2019	December 31, 2018
	(In thousands)
Beginning portfolio	$24,734	$—
New debt investments	19,727	25,000
Early pay-offs	(9,727)	—
Accretion of debt investment fees	311	24
New debt investment fees	(188)	(253)
Net unrealized depreciation on investments	(28)	(37)
Ending portfolio	$34,829	$24,734

The following table shows HSLFI’s investments as of December 31, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,464	$2,464
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,464	2,464
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,924	4,924
Total Debt Investments — Life science				14,781	14,781
Debt Investments — Technology
Bridge2 Solutions, LLC (6)(7)	Software	Term Loan (11.00% cash (Libor + 8.4%; Floor 11.00%), 2.00% ETP, Due 9/1/23)	500	481	481
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,163	8,163
		Term Loan (10.60% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,961	2,961
OutboundEngine, Inc. (6)(7)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	500	491	491
Revinate, Inc. (6)(7)		Term Loan (9.50% cash (Libor + 7.00%, Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,952	3,952
Total Debt Investments — Technology				16,048	16,048
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,709	3,709
Total Debt Investments — Healthcare information and services				3,709	3,709
Total Debt Investments				34,538	34,538

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	6
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	—
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	74
CSA Medical, Inc. (6)(7)	Medical Device	17,751 Preferred Stock Warrants		2	2
Total Warrant Investments — Life science				143	82
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	2,081,934 Preferred Stock Warrants		82	72
Bridge2 Solutions, LLC (6)(7)	Software	2,500 Common Stock Warrants		18	34
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	62
OutboundEngine, Inc. (6)(7)	Software	40,000 Preferred Stock Warrants		5	6
Revinate, Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	18
Total Warrant Investments — Technology				198	192
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	17
Total Warrant Investments — Healthcare information and services				16	17
Total Warrant Investments				357	291

Total Portfolio Investment Assets				$34,895	$34,829

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$11,201	$11,201
Total Short Term Investments — Unrestricted Investments				$11,201	$11,201

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)				$138	$138
Total Short Term Investments — Restricted Money Market Funds				$138	$138

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments, or ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate, or LIBOR, are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2019 is provided.

(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.

(4)	Warrants are non-income producing.

(5)	For debt investments, represents principal balance less unearned income.

(6)	Has been pledged as collateral under the NYL Facility.

(7)	The fair value of the investment was valued using significant unobservable inputs.

(8)	Portfolio company is a public company.

(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following table shows HSLFI’s investments as of December 31, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,449	$2,449
		Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,449	2,449
Total Debt Investments — Life science				4,898	4,898
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
		Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.85% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,098	8,098
Total Debt Investments — Technology				15,994	15,994
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.60% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,699	3,699
Total Debt Investments — Healthcare information and services				3,699	3,699
Total Debt Investments				24,591	24,591

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	1
Total Warrant Investments — Life science				58	1
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,280,000 Preferred Stock Warrants		49	70
BSI Platform Holdings, LLC (6)(7)(9)	Software	412,500 Preferred Stock Warrants		57	56
Total Warrant Investments — Technology				106	126
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	16
Total Warrant Investments — Healthcare information and services				16	16
Total Warrant Investments				180	143

Total Portfolio Investment Assets				$24,771	$24,734

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$74	$74
Total Short Term Investments — Unrestricted Investments				$74	$74

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following tables show certain summarized financial information for HSLFI as of December 31, 2019 and 2018 and for the year ended December 31, 2019 and the period June 1, 2018 through December 31, 2018:

	December 31,
	2019	2018
	(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $34,895 and $24,771, respectively)	$34,829	$24,734
Investments in money market funds	11,201	74
Cash and cash equivalents	503	76
Restricted investments in money market funds	138	—
Interest receivable	477	252
Other assets	1,109	1,306
Total assets	$48,257	$26,442

Borrowings	$14,955	$—
Other liabilities	126	81
Total liabilities	15,081	81

Members’ equity	33,176	26,361
Total liabilities and members’ equity	$48,257	$26,442

	For the year ended December 31, 2019	For the period June 1, 2018 through December 31, 2018
	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$5,291	$689
Total investment income	$5,699	$689
Total expenses	$1,227	$180
Net investment income	$4,472	$509
Net unrealized depreciation on investments	$(28)	$(37)
Net increase in net assets resulting from operations	$4,444	$472

Consolidated results of operations of Horizon Technology Finance Corporation

The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(In thousands)
Total investment income	$43,125	$31,090	$25,777
Total expenses	24,264	18,374	13,534
Performance based incentive fees waived	(1,848)	(1,184)	(79)
Net expenses	22,416	17,190	13,455
Net investment income before excise tax	20,709	13,900	12,322
Provision for excise tax	239	34	25
Net investment income	20,470	13,866	12,297
Net realized (loss) gain on investments	(4,173)	645	(21,191)
Net unrealized appreciation (depreciation) on investments	3,201	(1,501)	18,485
Net increase in net assets resulting from operations	$19,498	$13,010	$9,591
Average debt investments, at fair value	$244,940	$200,911	$170,685
Average borrowings outstanding	$135,419	$99,415	$75,960

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $12.0 million, or 38.7%, to $43.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. For the year ended December 31, 2019, total investment income consisted primarily of $37.1 million in interest income from investments, which included $10.4 million in income from the accretion of origination fees and ETP, $3.8 million in fee income and $2.2 million in dividend income. Interest income on debt investments increased by $8.3 million, or 28.8%, to $37.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Interest income on investments for the year ended December 31, 2019 as compared to the year ended December 31, 2018 increased primarily due to an increase of $44.0 million, or 21.9%, in the average size of our debt investment portfolio and an increase in accelerated fees earned on higher principal prepayments received. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $1.8 million, or 85.6%, to $3.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in fees earned on higher principal prepayments received.

Total investment income increased by $5.3 million, or 20.6%, to $31.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. For the year ended December 31, 2018, total investment income consisted primarily of $28.8 million in interest income from investments, which included $6.0 million in income from the accretion of origination fees and ETP, $2.0 million in fee income and $0.3 million in dividend income. Interest income on debt investments increased by $5.0 million, or 21.1%, to $28.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Interest income on investments for the year ended December 31, 2018 as compared to the year ended December 31, 2017 increased primarily due to an increase of $30.2 million, or 17.7%, in the average size of our debt investment portfolio and an increase in LIBOR which is the base rate for most of our variable rate debt investments for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Fee income, which includes success fee and prepayment fee income on debt investments, remained flat at $2.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.

The following table shows our dollar-weighted annualized yield for the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
Investment type:	2019	2018	2017
Debt investments(1)(2)	16.7%	15.3%	15.1%
Equity interest in HSLFI and debt investments(1)(3)(4)	16.7%	15.2%	15.1%
Equity interest in HSLFI(1)(4)(5)	16.2%	9.0%	—
All investments(1)(6)	15.7%	13.9%	14.0%

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
(2)	Excludes any yield from warrants, equity, other investments and equity interest in HSLFI. Related investment income includes interest income and fee income from debt investments.
(3)	Excludes any yield from warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments and dividend income from equity interest in HSLFI.
(4)	HSLFI was formed on June 1, 2018. There was no yield from equity interest in HSLFI for the year ended December 31, 2017.
(5)	Excludes any yield from debt investments, warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI.
(6)	Includes any yield from debt investments, warrants, equity, other investments and equity interest in HSFLI. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 17%, 25% and 14% of investment income for the years ended December 31, 2019, 2018 and 2017, respectively.

Expenses

Net expenses increased by $5.2 million, or 30.4%, to $22.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net expenses increased by $3.7 million, or 27.8%, to $17.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $2.0 million, or 30.9%, to $8.3 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $36.0 million, or 36.2%, which was partially offset by a decrease in LIBOR. Interest expense increased by $1.2 million, or 23.1%, to $6.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $23.5 million, or 30.9%, which was partially offset by the acceleration of $0.2 million of unamortized debt issuance costs related to the redemption of the 2019 Notes.

Base management fee expense increased by $1.0 million, or 21.4%, to $5.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase of $44.0 million, or 21.9%, in the average size of our investment portfolio for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Base management fee expense increased by $0.8 million, or 20.9%, to $4.6 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to an increase of $30.2 million, or 17.7%, in the average size of our investment portfolio for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

On March 5, 2019, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment. During the year ended December 31, 2019, our Advisor waived performance based incentive fees of $1.8 million which our Advisor would have otherwise been paid. This resulted in $1.8 million of reduced expense and additional net investment income for the year ended December 31, 2019.

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

Performance based incentive fee expense, net of the waiver above, increased by $1.9 million, or 59.5%, to $5.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was due to (i) an increase of $8.5 million, or 49.9%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2019 compared to the year ended December 31, 2018 and (ii) an increase in the Incentive Fee Cap calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement for the year ended December 31, 2019 compared to the year ended December 31, 2018. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2018 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters. Performance based incentive fee expense, net of waiver above, increased by $1.6 million, or 96.3%, to $3.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was due to (i) an increase of $3.1 million, or 22.6%, to $17.1 million in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and (ii) an increase in the Incentive Fee Cap calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement for the year ended December 31, 2018 compared to the year ended December 31, 2017. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2018 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

In 2019 and 2018, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2019 and 2018, we elected to carry forward taxable income in excess of current year distributions of $6.5 million and $1.3 million, respectively. At December 31, 2019 and 2018, excise tax payable of $0.2 million and $0.03 million, respectively, was recorded.

Administrative fee expense, professional fees and general and administrative expenses were $3.4 million, $3.0 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

During the year ended December 31, 2019, we realized net losses totaling $4.2 million primarily due to the expiration of one of our royalty agreements and the sale of one of our license agreements, which were included in other investments, which was partially offset by a gain on the sale of our equity investment in one portfolio company and from the consideration we received from the termination of warrants upon the sale of three portfolio companies. During the year ended December 31, 2018, we realized net gains totaling $0.6 million primarily due to gains realized on the sale of equity received upon the exercise of warrants. During the year ended December 31, 2017, we realized net losses totaling $21.2 million primarily due to the resolution of four debt investments partially offset by realized gains on the sale of equity received upon the exercise of warrants. One debt investment was settled, which resulted in a realized loss of $5.8 million and unrealized appreciation of $5.8 million. One debt investment was settled for net cash proceeds of $1.3 million, which resulted in a realized loss of $3.0 million and unrealized appreciation of $2.8 million. Two debt investments were settled for a royalty and sale agreements collectively fair valued at $7.5 million, which resulted in a realized loss of $12.4 million and unrealized appreciation of $11.8 million.

During the year ended December 31, 2019, net unrealized appreciation on investments totaled $3.2 million which was primarily due to the unrealized appreciation on one of our equity investments and the reversal of previously recorded unrealized depreciation from the expiration of one of our royalty agreements, which was included in other investments, partially offset by the unrealized depreciation on one of our debt investments. During the year ended December 31, 2018, net unrealized depreciation on investments totaled $1.5 million which was primarily due to the unrealized depreciation on our warrant and equity investments in public companies. During the year ended December 31, 2017, net unrealized appreciation on investments totaled $18.5 million which was primarily due to the reversal of previously recorded unrealized depreciation on four debt investments that were settled during the period.

Liquidity and capital resources

As of December 31, 2019 and 2018, we had cash and investments in money market funds of $16.3 million and $12.6 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2019, we had $1.1 million of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities, issuance of our public debt offerings and issuance of our Asset-Backed Notes.

On March 26, 2019, we completed a follow-on public offering of 2,000,000 shares of our common stock at a public offering price of $12.14 per share, for total net proceeds to us of $23.1 million, after deducting underwriting commission and discounts and other offering expenses.

On August 2, 2019, we entered into an At-The-Market (“ATM”) sales agreement (the “Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (each a “Sales Agent” and, collectively, the “Sales Agents”). The Equity Distribution Agreement provides that we may offer and sell shares of common stock from time to time through the Sales Agents representing up to $50.0 million worth of our common stock, in amounts and at times to be determined by us.

During the year ended December 31, 2019, we sold 2,012,844 shares of common stock under the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $24.0 million, including $0.6 million of offering expenses, from these sales.

On April 26, 2019, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2020 or the repurchase of $5.0 million of our common stock. During the years ended December 31, 2019 and 2018, we did not repurchase any shares of our common stock. During the year ended December 31, 2017, we repurchased 5,923 shares of our common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. From the inception of the stock repurchase program through December 31, 2019, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At December 31, 2019 and 2018, the outstanding principal balance under the Key Facility was $17.0 million and $90.5 million, respectively. As of December 31, 2019 and 2018, we had borrowing capacity under the Key Facility of $108.0 million and $34.5 million, respectively. At December 31, 2019 and 2018, $24.2 million and $0.9 million, respectively, were available, subject to existing terms and advance rates.

Our operating activities used cash of $51.4 million for the year ended December 31, 2019, and our financing activities provided cash of $56.2 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the sale of shares through a follow-on public offering and our ATM for net proceeds of $47.1 million, after deducting underwriting commission and discounts and other offering expenses and the completion of our Asset-Backed Notes, partially offset by cash used to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$125,000	$17,000	$108,000	$125,000	$90,500	$34,500
Asset-Backed Notes	100,000	100,000	—	—	—	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	262,375	154,375	108,000	162,375	127,875	34,500
Unamortized debt issuance costs attributable to term borrowings	—	(2,325)	—	—	(1,022)	—
Total borrowings outstanding, net	$262,375	$152,050	$108,000	$162,375	$126,853	$34,500

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 1.76% and 2.50% as of December 31, 2019 and 2018, respectively. The interest rates in effect were 4.94% and 5.60% as of December 31, 2019 and 2018, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December, 31, 2019, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

On August 13, 2019, the Asset-Backed Notes were issued by the 2019-1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among us and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The Asset-Backed Notes have a two-year reinvestment period and a stated maturity of September 15, 2027. The Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC.

At December 31, 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million. The Asset-Backed Notes did not exist at December 31, 2018.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2019, there was approximately $1.1 million of restricted investments. There were no funds segregated as restricted investments related to the Asset-Backed Notes at December 31, 2018.

Other assets

As of December 31, 2019 and 2018, other assets were $1.5 million and $1.8 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2019:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 years
	(In thousands)
Borrowings	$154,375	$8,118	$110,191	$36,066	$—
Unfunded commitments	49,500	39,500	10,000	—	—
Total	$203,875	$47,618	$120,191	$36,066	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2019, we had such unfunded commitments of $49.5 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of December 31, 2019, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2019, 2018 and 2017, we paid the Advisor $10.7 million, $7.8 million and $5.4 million, respectively, pursuant to the Investment Management Agreement.

Through March 6, 2019, our Advisor was 60% owned by HTF Holdings LLC, which was wholly-owned by Horizon Technology Finance Principals LLC f/k/a Horizon Technology Finance, LLC (“HTF Principals”). HTF Principals was wholly-owned by Robert D. Pomeroy, Jr. and Gerald A. Michaud. By virtue of their ownership interest in HTF Principals, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud controlled our Advisor. Effective as of March 7, 2019, HTF Principals owns seventy-five percent (75%) of the Advisor. By virtue of their ownership interest in Horizon Principals, our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the years ended December 31, 2019, 2018 and 2017, we paid the Advisor $0.9 million, $0.7 million and $0.7 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the year ended December 31, 2019 and 2018, we did not recognize any interest income from debt investments on non-accrual status. For the year ended December 31, 2017, we recognized as interest income interest payments of $0.1 million received from one portfolio company whose debt investment was on non-accrual status.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the year ended December 31, 2019, HSLFI distributed $0.7 million classified as dividend income to us. For the period June 1, 2018 (the commencement of HSLFI’s operations) through December 31, 2018, HSLFI distributed $0.3 million classified as dividend income to us.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services – Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2019 and 2018.

Recently adopted accounting pronouncement

In July 2019, the FASB issued Accounting Standards Update 2019-07, Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates which amends the codification to reflect changes adopted by the SEC. The SEC adopted final rules that amend certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. We have adopted these amendments and the changes are reflected in our consolidated financial statements. Certain prior year information has been adjusted to conform to these amendments.

Recent developments

Subsequent to December 31, 2019, and as of March 3, 2020, we sold 1,198,552 shares of common stock for total accumulated net proceeds of approximately $15.1 million, net of offering expenses, under the Equity Distribution Agreement. As of March 3, 2020, shares representing approximately $10.0 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

On January 29, 2020, we received proceeds of $2.3 million in connection with the termination of our warrants in Sys-Tech Solutions, Inc. (“Sys-Tech”) upon Sys-Tech’s sale to Dover Fluids, Inc.

On February 12, 2020, we received proceeds of $0.4 million in connection with the sale of our equity investment in Revance Therapeutics, Inc.

On February 21, 2020, Bridge2 Solutions, LLC (“Bridge2”) prepaid its outstanding principal balance of $14.5 million on its venture loan, plus interest and end-of-term payment. On February 26, 2020, we received proceeds of $2.9 million in connection with the termination of our warrants in Bridge2 upon Bridge2’s sale to Intercontinental Exchange, Inc.

On February 26, 2020, we funded a $20.0 million loan to a new portfolio company, Castle Creek Biosciences, Inc., a clinical stage biopharmaceutical company developing therapies for patients with rare and debilitating dermatological conditions.

On February 28, 2020, we funded a $4.0 million loan to an existing portfolio company, CSA Medical, Inc., a developer of novel, patent-protected cryotherapy medical devices.

On February 28, 2020, we funded a $1.1 million loan to an existing portfolio company, Betabrand Corporation, a crowdfunded online clothing community that designs, manufactures, and consistently releases new products.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2019 and 2018, 99% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our December 31, 2019 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at December 31, 2019, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

Change in basis points	Investment Income	Interest Expense	Change in Net Assets(1)
		(In thousands)
Up 300 basis points	$7,607	$517	$7,090
Up 200 basis points	$4,663	$345	$4,318
Up 100 basis points	$1,623	$172	$1,451
Down 300 basis points	$(298)	$(162)	$(136)
Down 200 basis points	$(298)	$(162)	$(136)
Down 100 basis points	$(284)	$(162)	$(122)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2022 Notes and our Asset-Backed Notes bear interest at a fixed rate, our Key Facility has a floating interest rate provision, subject to a floor of 0.75% per annum, based on a LIBOR index which resets monthly, and any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 31, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which appears in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Horizon Technology Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Horizon Technology Finance Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian or borrower or by other appropriate auditing procedures where replies from the custodian or borrower were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

New York, New York
March 3, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Horizon Technology Finance Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Horizon Technology Finance Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and our report dated March 3, 2020, expressed an unqualified opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
March 3, 2020

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Non-affiliate investments at fair value (cost of $295,256 and $229,772, respectively)	$294,304	$227,624
Non-controlled affiliate investments at fair value (cost of $6,891and $7,887, respectively) (Note 5)	8,597	7,574
Controlled affiliate investments at fair value (cost of $16,684 and $13,262, respectively) (Note 5)	16,650	13,243
Total investments at fair value (cost of $318,831 and $250,921, respectively) (Note 4)	319,551	248,441
Cash	6,465	12,591
Investments in money market funds	9,787	—
Restricted investments in money market funds	1,133	—
Interest receivable	5,530	3,966
Other assets	1,535	1,751
Total assets	$344,001	$266,749

Liabilities
Borrowings (Note 7)	$152,050	$126,853
Distributions payable	4,669	3,461
Base management fee payable (Note 3)	519	422
Incentive fee payable (Note 3)	1,613	991
Other accrued expenses	1,095	765
Total liabilities	159,946	132,492

Commitments and contingencies (Notes 8 and 9)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 15,730,755 and 11,702,594 shares issued and 15,563,290 and 11,535,129 shares outstanding as of December 31, 2019 and 2018, respectively	16	12
Paid-in capital in excess of par	226,660	179,616
Distributable earnings	(42,621)	(45,371)
Total net assets	184,055	134,257
Total liabilities and net assets	$344,001	$266,749
Net asset value per common share	$11.83	$11.64

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Investment income
Interest income on investments
Interest income on non-affiliate investments	$36,247	$28,061	$23,538
Interest income on affiliate investments	839	725	225
Total interest income on investments	37,086	28,786	23,763
Fee income
Prepayment fee income on non-affiliate investments	2,296	1,159	1,432
Fee income on non-affiliate investments	1,490	867	567
Fee income on affiliate investments	17	23	15
Total fee income	3,803	2,049	2,014
Dividend income
Dividend income on controlled affiliate investments	2,236	255	—
Total dividend income	2,236	255	—
Total investment income	43,125	31,090	25,777
Expenses
Interest expense	8,330	6,363	5,167
Base management fee (Note 3)	5,556	4,578	3,786
Performance based incentive fee (Note 3)	6,966	4,393	1,714
Administrative fee (Note 3)	907	708	699
Professional fees	1,537	1,343	1,365
General and administrative	968	989	803
Total expenses	24,264	18,374	13,534
Performance based incentive fees waived (Note 3)	(1,848)	(1,184)	(79)
Net expenses	22,416	17,190	13,455
Net investment income before excise tax	20,709	13,900	12,322
Provision for excise tax (Note 8)	239	34	25
Net investment income	20,470	13,866	12,297
Net realized and unrealized loss on investments
Net realized (loss) gain on non-affiliate investments	(4,173)	645	(21,191)
Net realized (loss) gain on investments	(4,173)	645	(21,191)
Net unrealized appreciation (depreciation) on non-affiliate investments	1,196	(1,445)	18,506
Net unrealized appreciation (depreciation) on affiliate investments	2,019	(37)	(21)
Net unrealized depreciation on controlled affiliate investments	(14)	(19)	—
Net unrealized appreciation (depreciation) on investments	3,201	(1,501)	18,485
Net realized and unrealized loss on investments	(972)	(856)	(2,706)
Net increase in net assets resulting from operations	$19,498	$13,010	$9,591

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Net investment income per common share	$1.52	$1.20	$1.07
Net increase in net assets per common share	$1.45	$1.13	$0.83
Distributions declared per share	$1.20	$1.20	$1.20
Weighted average shares outstanding	13,478,234	11,527,777	11,516,846

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

	Common Stock		Paid-In Capital in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2016	11,510,424	$12	$179,551	$(40,371)	$139,192
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	12,297	12,297
Net realized loss on investments	—	—	—	(21,191)	(21,191)
Net unrealized appreciation on investments	—	—	—	18,485	18,485
Issuance of common stock under dividend reinvestment plan	15,905	—	174	—	174
Repurchase of common stock	(5,923)	—	(59)	—	(59)
Distributions declared	—	—	—	(13,823)	(13,823)
Reclassification of permanent tax differences (Note 2)	—	—	(25)	25	—
Balance at December 31, 2017	11,520,406	$12	$179,641	$(44,578)	$135,075
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	$—	$—	$13,866	$13,866
Net realized gain on investments	—	—	—	645	645
Net unrealized depreciation on investments	—	—	—	(1,501)	(1,501)
Financing costs	—	—	(155)	—	(155)
Issuance of common stock under dividend reinvestment plan	14,723	—	164	—	164
Distributions declared	—	—	—	(13,837)	(13,837)
Reclassification of permanent tax differences (Note 2)	—	—	(34)	34	—
Balance at December 31, 2018	11,535,129	$12	$179,616	$(45,371)	$134,257
Issuance of common stock, net of offering costs	4,012,844	$4	$47,097	$—	$47,101
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	20,470	20,470
Net realized loss on investments	—	—	—	(4,173)	(4,173)
Net unrealized appreciation on investments	—	—	—	3,201	3,201
Issuance of common stock under dividend reinvestment plan	15,317	—	186	—	186
Distributions declared	—	—	—	(16,987)	(16,987)
Reclassification of permanent tax differences (Note 2)	—	—	(239)	239	—
Balance at December 31, 2019	15,563,290	$16	$226,660	$(42,621)	$184,055

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$19,498	$13,010	$9,591
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	726	554	795
Net realized loss (gain) on investments	4,173	(645)	21,191
Net unrealized (appreciation) depreciation on investments	(3,201)	1,501	(18,485)
Purchase of investments	(200,832)	(101,257)	(135,556)
Principal payments received on investments	129,190	84,439	103,790
Investments in controlled affiliate investments	(1,900)	(13,262)	—
Proceeds from sale of investments	4,578	4,453	1,840
Dividend income from controlled affiliate investments	(2,236)	(255)	—
Distributions from controlled affiliate investments	715	255	—
Equity received in settlement of fee income	—	(299)	—
Warrants received in settlement of fee income	—	(161)	—
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(679)	99	(87)
(Increase) decrease in end-of-term payments	(885)	(79)	1,437
Decrease in unearned income	(1,586)	(1,043)	(176)
(Increase) decrease in other assets	(16)	(6)	289
Increase (decrease) in other accrued expenses	330	145	(53)
Increase in base management fee payable	97	43	42
Increase in incentive fee payable	622	450	541
Net cash used in operating activities	(51,406)	(12,058)	(14,841)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	47,101	—	—
Proceeds from issuance of 2022 Notes	—	—	37,375
Repayment of 2019 Notes	—	—	(33,000)
Proceeds from issuance of Asset-Backed Notes	100,000	—	—
Advances on credit facility	51,500	52,500	92,000
Repayment of credit facility	(125,000)	(20,000)	(97,000)
Distributions paid	(15,593)	(13,668)	(13,646)
Repurchase of common stock	—	—	(59)
Debt issuance costs	(1,808)	(622)	(1,370)
Financing costs	—	(155)	—
Net cash provided by (used in) financing activities	56,200	18,055	(15,700)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,794	5,997	(30,541)
Cash, cash equivalents and restricted cash:
Beginning of period	12,591	6,594	37,135
End of period	$17,385	$12,591	$6,594

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,671	$5,671	$4,397
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$2,723	$1,457	$2,463
Distributions payable	$4,669	$3,461	$3,456
End of term payments receivable	$3,900	$3,015	$2,936
Non-cash income	$3,584	$3,124	$1,659

	Year Ended December 31,
	2019	2018	2017
Cash	$6,465	$12,591	$6,594
Investments in money market funds	9,787	—	—
Restricted investments in money market funds	1,133	—	—
Total cash, cash equivalents and restricted cash	$17,385	$12,591	$6,594

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 160.0% (8)
Non-Affiliate Debt Investments — 153.5% (8)
Non-Affiliate Debt Investments — Life Science — 55.9% (8)
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,464	$2,464
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,464	2,464
Encore Dermatology, Inc. (2)(12)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
		Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
Espero BioPharma, Inc. (2)(12)	Biotechnology	Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), 5.10% ETP, Due 3/31/20) (11)	5,053	5,053	5,053
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), 5.10% ETP, Due 3/31/20) (11)	4,802	4,802	4,802
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75 % cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24	5,000	4,970	4,970
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,827	4,827
		Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,924	4,924
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (11.69% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 5/1/20)	1,042	1,034	1,034
		Term Loan (11.69% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 10/1/20)	1,406	1,393	1,393
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	Term Loan (10.09% cash (Libor + 8.40%; Floor 9.50%), 5.00% ETP, Due 6/1/22)	1,600	1,533	1,533
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.69% cash (Libor + 8.00%; Floor 9.25%), 8.33% ETP, Due 7/1/23)	5,311	5,233	5,233
		Term Loan (9.69% cash (Libor + 8.00%; Floor 9.25%), 8.33% ETP, Due 7/1/23)	5,311	5,233	5,233
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,750	3,637	3,637
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	250	246	246
CVRx, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 4/1/24)	5,000	4,934	4,934
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 4/1/24)	5,000	4,934	4,934
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 4/1/24)	5,000	4,934	4,934
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 4/1/24)	5,000	4,934	4,934
Lantos Technologies, Inc. (2)(12)	Medical Device	Term Loan (10.12% cash (Libor + 8.43%; Floor 10.00%), 10.00% ETP, Due 4/1/21)	3,433	3,143	3,143
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 4.00% ETP, Due 10/1/23)	7,500	7,356	7,356
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 4.00% ETP, Due 10/1/23)	4,050	3,993	3,993
Meditrina, Inc. (2)(12)	Medical Device	Term Loan (9.70% cash (Libor + 7.10%; Floor 9.70%), 4.00% ETP, Due 5/1/20)	3,000	2,966	2,966
VERO Biotech LLC (2)(12)	Medical Device	Term Loan (9.69% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	4,000	3,967	3,967
		Term Loan (9.69% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	4,000	3,967	3,967
Total Non-Affiliate Debt Investments — Life Science				102,799	102,799
Non-Affiliate Debt Investments — Technology — 84.8% (8)
Audacy Corporation (2)(12)(15)	Communications	Term Loan (9.59% cash (Libor + 7.90%; Floor 9.50%), 5.00% ETP, Due 7/1/22)	3,641	3,580	1,300
		Term Loan (9.59% cash (Libor + 7.90%; Floor 9.50%), Due 2/1/20)	550	550	200
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 4.50% ETP, Due 9/1/23)	4,250	4,115	4,115

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 4.50% ETP, Due 9/1/23)	4,250	4,182	4,182
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,914	4,914
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,914	4,914
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,914	4,914
Updater, Inc.(2)(12)	Consumer-related Technologies	Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,935	4,935
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,935	4,935
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,870	9,870
Canara, Inc. (2)(12)	Data Storage	Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 1.00% ETP, Due 2/1/23)	5,000	4,868	4,868
		Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 1.00% ETP, Due 2/1/23)	5,000	4,868	4,868
Kaminario, Inc. (2)(12)	Data Storage	Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,938	4,938
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,938	4,938
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 7/1/23)	5,000	4,840	4,840
IgnitionOne, Inc. (2)(12)	Internet and Media	Term Loan (11.92% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,911	2,911
		Term Loan (11.92% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,911	2,911
		Term Loan (11.92% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,812	2,812
		Term Loan (11.92% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,911	2,911
Skillshare, Inc.(2)(12)	Internet and Media	Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,747	2,747
		Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,946	2,946
		Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,946	2,946
Verve Wireless, Inc. (2)(12)	Internet and Media	Term Loan (15.80% cash (Libor + 8.80%; Floor 10.80%), 3.33% ETP, Due 9/1/21)	2,400	2,320	2,320
The NanoSteel Company, Inc. (2)(12)	Materials	Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 4.00% ETP, Due 6/1/22)	4,250	4,205	4,205
		Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 4.00% ETP, Due 6/1/22)	4,250	4,205	4,205
Kinestral Technologies, Inc.(2)(12)	Power Management	Term Loan (9.95% cash (Libor + 7.75%; Floor 9.95%), 5.00% ETP, Due 12/1/22)	6,000	5,442	5,442
		Term Loan (9.95% cash (Libor + 7.75%; Floor 9.95%), 5.00% ETP, Due 12/1/22)	6,000	5,765	5,765
Bridge2 Solutions, LLC. (2)(12)	Software	Term Loan (11.00% cash (Libor + 8.40%; Floor 11.00%), 2.00% ETP, Due 6/1/23)	6,250	6,120	6,120
		Term Loan (11.00% cash (Libor + 8.40%; Floor 11.00%), 2.00% ETP, Due 6/1/23)	6,250	6,120	6,120
		Term Loan (11.00% cash (Libor + 8.40%; Floor 11.00%), 2.00% ETP, Due 9/1/23)	2,000	1,926	1,926
New Signature US, Inc. (2)(12)(13)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	2,750	2,721	2,721
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	1,000	987	987
OutboundEngine, Inc. (2)(12)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	4,000	3,929	3,929

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	3,500	3,438	3,438
Revinate, Inc. (2)(12)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 6/1/23)	1,000	928	928
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	5,000	4,932	4,932
SIGNiX, Inc. (12)(15)	Software	Term Loan (12.69% cash (Libor + 11.00%; Floor 11.50%), 8.67% ETP, Due 2/1/20)	1,571	1,569	500
xAd, Inc. (2)(12)	Software	Term Loan (10.39% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	4,583	4,533	4,533
		Term Loan (10.39% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	4,583	4,533	4,533
		Term Loan (10.39% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	2,750	2,720	2,720
		Term Loan (10.39% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	1,833	1,813	1,813
Total Non-Affiliate Debt Investments — Technology				159,751	156,052

Non-Affiliate Debt Investments — Healthcare information and services — 12.8% (8)
Kate Farms, Inc. (2)(12)	Other Healthcare	Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,852	4,852
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,919	4,919
HealthEdge Software, Inc. (2)(12)	Software	Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 7/1/22)	3,571	3,533	3,533
		Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/23)	3,214	3,180	3,180
		Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 4/1/23)	3,482	3,444	3,444
		Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/24)	3,750	3,707	3,707
Total Non-Affiliate Debt Investments — Healthcare information and services				23,635	23,635
Total Non- Affiliate Debt Investments				286,185	282,486

Non-Affiliate Warrant Investments — 5.9% (8)
Non-Affiliate Warrants — Life Science — 0.7% (8)
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,632 Common Stock Warrants		122	—
Celsion Corporation (2)(5)(12)	Biotechnology	95,057 Common Stock Warrants		65	6
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		52	20
Encore Dermatology, Inc. (2)(12)	Biotechnology	1,510,878 Preferred Stock Warrants		113	—
Espero BioPharma, Inc. (2)(12)	Biotechnology	1,507,917 Common Stock Warrants		184	—
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	3
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	216,138 Common Stock Warrants		140	222
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	16
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	274,725 Common Stock Warrants		20	16
Revance Therapeutics, Inc. (5)(12)	Biotechnology	34,113 Common Stock Warrants		68	77
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	25
Sunesis Pharmaceuticals, Inc. (5)(12)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	373,333 Common Stock Warrants		95	—
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants		24	29
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants		66	69
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	1,145,000 Preferred Stock Warrants		149	158
CSA Medical, Inc. (2)(12)	Medical Device	1,260,345 Preferred Stock Warrants		147	146
CVRx, Inc.(2)(12)	Medical Device	750,000 Preferred Stock Warrants		76	84
Lantos Technologies, Inc. (2)(12)	Medical Device	560,832 Preferred Stock Warrants		253	44
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants		238	154
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants		83	85
NinePoint Medical, Inc. (2)(12)	Medical Device	29,102 Preferred Stock Warrants		33	6

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(In thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
VERO Biotech LLC (2)(12)	Medical Device	408 Preferred Stock Warrants	53	55
Total Non-Affiliate Warrants — Life Science			2,127	1,215
Non-Affiliate Warrants — Technology — 4.8% (8)
Audacy Corporation (2)(12)	Communications	1,545,575 Preferred Stock Warrants	193	—
Intelepeer Holdings, Inc. (2)(12)	Communications	2,134,617 Preferred Stock Warrants	145	75
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants	93	159
Betabrand Corporation (2)(12)	Consumer-related Technologies	248,210 Preferred Stock Warrants	101	104
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants	67	832
Le Tote, Inc. (2)(12)	Consumer-related Technologies	202,974 Preferred Stock Warrants	63	361
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants	195	2
Rhapsody International Inc. (2)(12)	Consumer-related Technologies	852,273 Common Stock Warrants	164	—
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	34
Canara, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	242	288
Kaminario, Inc. (2)(12)	Data Storage	18,616,925 Preferred Stock Warrants	234	272
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	9
IgnitionOne, Inc. (2)(12)	Internet and Media	262,910 Preferred Stock Warrants	672	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	91	77
Skillshare, Inc. (2)(12)	Internet and Media	173,717 Preferred Stock Warrants	162	162
Verve Wireless, Inc. (2)(12)	Internet and Media	112,805 Common Stock Warrants	121	—
The NanoSteel Company, Inc. (2)(12)	Materials	467,277 Preferred Stock Warrants	233	7
Kinestral, Inc. (2)(12)	Power Management	3,454,774 Preferred Stock Warrants	606	606
Avalanche Technology, Inc. (2)(12)	Semiconductors	202,602 Preferred Stock Warrants	101	170
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants	80	—
Bridge2 Solutions, Inc. (2)(12)	Software	172,958 Common Stock Warrants	768	2,230
BSI Platform Holdings, LLC (2)(12)(13)	Software	187,500 Preferred Stock Warrants	26	20
Clarabridge, Inc. (12)	Software	53,486 Preferred Stock Warrants	17	106
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants	28	23
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants	22	280
OutboundEngine, Inc. (2)(12)	Software	600,000 Preferred Stock Warrants	77	83
Revinate, Inc. (2)(12)	Software	459,770 Preferred Stock Warrants	36	38
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants	12	253
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants	118	116
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants	225	—
Skyword, Inc. (12)	Software	301,056 Preferred Stock Warrants	48	4
Sys-Tech Solutions, Inc. (2)(12)	Software	375,000 Common Stock Warrants	242	2,331
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants	42	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants	177	249
Total Non-Affiliate Warrants — Technology			5,510	8,891
Non-Affiliate Warrants — Sustainability — 0.0% (8)
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants	100	—
Total Non-Affiliate Warrants — Sustainability			100	—
Non-Affiliate Warrants — Healthcare information and services — 0.4% (8)
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants	42	—
Kate Farms, Inc. (2)(12)	Other Healthcare	69,137 Preferred Stock Warrants	86	86
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants	74	63
Catasys, Inc. (2)(5)(12)	Software	51,185 Common Stock Warrants	193	304
HealthEdge Software, Inc. (2)(12)	Software	205,481 Preferred Stock Warrants	84	73
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants	60	197
Total Non-Affiliate Warrants — Healthcare information and services			539	723
Total Non-Affiliate Warrants			8,276	10,829

Non-Affiliate Other Investments — 0.3% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement	61	500
Total Non-Affiliate Other Investments			61	500

Non-Affiliate Equity — 0.3% (8)
Palatin Technologies, Inc. (2)(5)	Biotechnology	5,249 Common Stock	31	4
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock	73	83
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock	83	4
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock	9	84

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Verve Wireless, Inc. (2)(12)	Internet and Media	100,598 Preferred Stock		224	—
Zeta Global Holdings Corp. (2)(12)	Internet and Media	18,405 Common Stock		240	240
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		74	74
Total Non-Affiliate Equity				734	489
Total Non-Affiliate Portfolio Investment Assets				$295,256	$294,304

Non-controlled Affiliate Investments — 4.7% (8)
Non-controlled Affiliate Debt Investments — Technology — 3.2% (8)
Decisyon, Inc. (12)	Software	Term Loan (13.998% cash (Libor + 12.31%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	$1,206	$1,206	$1,206
		Term Loan (14.41% cash (Libor + 12.31%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	660	639	639
		Term Loan (12.02% cash, Due 6/1/21)	234	234	234
		Term Loan (12.03% cash, Due 6/1/21)	234	234	234
		Term Loan (12.24% cash, Due 6/1/21)	704	704	704
		Term Loan (13.08% cash, Due 6/1/21)	283	283	283
		Term Loan (13.10% cash, Due 6/1/21)	187	187	187
StereoVision Imaging, Inc. (12)	Software	Term Loan (8.72% Cash (Libor + 7.03%; Floor 8.50%), 8.50% ETP, Due 9/1/21) (11)	2,783	2,382	2,382
Total Non-controlled Affiliate Debt Investments — Technology				5,869	5,869

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—

Non-controlled Affiliate Equity — Technology — 1.5% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (12)	Software	1,943,572 Common Stock		791	2,653
Total Non-controlled Affiliate Equity				976	2,728
Total Non-controlled Affiliate Portfolio Investment Assets				$6,891	$8,597

Controlled Affiliate Investments — 9.0% (8)
Controlled Affiliate Equity — Financial — 9.0% (8)
Horizon Secured Loan Fund I LLC (12)(14)				$16,684	$16,650
Total Controlled Affiliate Equity				16,684	16,650
Total Controlled Affiliate Portfolio Investment Assets				$16,684	$16,650

Total Portfolio Investment Assets — 173.7%(8)				$318,831	$319,551

Short Term Investments — Unrestricted Investments — 5.3% (8)
US Bank Money Market Deposit Account				$9,787	$9,787
Total Short Term Investments —Unrestricted Investments				$9,787	$9,787

Short Term Investments — Restricted Investments—0.6% (8)
US Bank Money Market Deposit Account				$1,133	$1,133
Total Short Term Investments — Restricted Investments				$1,133	$1,133

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the revolving credit facility with KeyBank National Association (the “Key Facility”) and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (“the Asset-Backed Notes”).

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(In thousands)

(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2019 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	As of December 31, 2019, 4.9% and 4.8% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature.

(12)	The fair value of the investment was valued using significant unobservable inputs.

(13)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

(14)	On June 1, 2018, the Company entered into an agreement with Arena Sunset SPV, LLC (“Arena”) to co-invest through Horizon Secured Loan Fund I (“HSLFI”), a joint venture, which is expected to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers, which consists of two representatives of the Company and Arena. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

(15)	Debt investment is on non-accrual status as of December 31, 2019.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Bolt Solutions Inc. (2)(12)	Software	202,892 Preferred Stock Warrants		113	—
Bridge2 Solutions, Inc. (2)(12)	Software	125,458 Common Stock Warrants		432	756
BSI Platform Holdings, LLC (2)(12)(13)	Software	137,500 Preferred Stock Warrants		19	19
Clarabridge, Inc. (12)	Software	53,486 Preferred Stock Warrants		14	106
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants		28	23
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		22	286
Metricly, Inc. (12)	Software	41,569 Common Stock Warrants		48	—
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	36
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants		118	114
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants		225	35
Skyword, Inc. (12)	Software	301,056 Preferred Stock Warrants		48	3
Sys-Tech Solutions, Inc. (2)(12)	Software	375,000 Preferred Stock Warrants		242	429
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants		42	—
xAd, Inc. (2)(12)	Software	4,343,350 Preferred Stock Warrants		177	251
Total Non-Affiliate Warrants — Technology				4,289	6,634
Non-Affiliate Warrants — Sustainability — 0.1% (8)
Renmatix, Inc. (2)(12)	Alternative Energy	53,022 Preferred Stock Warrants		68	—
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants		100	112
Total Non-Affiliate Warrants — Sustainability				168	112
Non-Affiliate Warrants — Healthcare information and services — 0.5% (8)
LifePrint Group, Inc. (2)(12)	Diagnostics	49,000 Preferred Stock Warrants		29	2
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants		42	—
Singulex, Inc. (12)	Other Healthcare	294,231 Preferred Stock Warrants		44	45
Verity Solutions Group, Inc. (12)	Other Healthcare	300,360 Preferred Stock Warrants		100	65
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		74	62
HealthEdge Software, Inc. (2)(12)	Software	205,481 Preferred Stock Warrants		83	71
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		60	212
Recondo Technology, Inc. (2)(12)	Software	556,796 Preferred Stock Warrants		95	212
Total Non-Affiliate Warrants — Healthcare information and services				527	669
Total Non-Affiliate Warrants				6,986	9,324

Non-Affiliate Other Investments — 5.7% (8)
Espero Pharmaceuticals, Inc. (12)	Biotechnology	Royalty Agreement		5,300	4,700
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		142	700
Vette Technology, LLC (12)	Data Storage	Royalty Agreement Due 4/18/2019		4,173	40
Triple Double Holdings, LLC (12)	Software	License Agreement		2,200	2,200
Total Non-Affiliate Other Investments				11,815	7,640

Non-Affiliate Equity — 0.7% (8)
Insmed Incorporated (5)	Biotechnology	33,208 Common Stock		238	436
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	103
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	5
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	83
Verve Wireless, Inc. (2)(12)	Internet and Media	100,598 Preferred Stock		225	225
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		74	74
TruSignal, Inc. (12)	Software	32,637 Common Stock		41	41
Total Non-Affiliate Equity				743	967
Total Non-Affiliate Portfolio Investment Assets				$229,772	$227,624

Non-controlled Affiliate Investments — 5.6% (8)
Non-controlled Affiliate Debt Investments — Technology — 5.0% (8)
Decisyon, Inc. (12)	Software	Term Loan (14.66% cash (Libor + 12.31%; Floor	$1,523	$1,522	$1,464
		12.50%), 8.00% ETP, Due 12/1/20)
		Term Loan (14.66% cash (Libor + 12.31%; Floor	833	795	764
		12.50%), 8.00% ETP, Due 12/1/20)
		Term Loan (12.02% cash, Due 12/31/19)	250	250	240
		Term Loan (12.03% cash, Due 12/31/19)	250	250	240
		Term Loan (12.24% cash, Due 12/31/19)	750	750	721
		Term Loan (13.08% cash, Due 12/31/19)	300	300	289
		Term Loan (13.10% cash, Due 12/31/19)	200	200	192

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
StereoVision Imaging, Inc. (12)	Software	Term Loan (9.38% Cash (Libor + 7.03%; Floor 8.50%), 8.50% ETP, Due 9/1/21) (11)	3,200	2,798	2,798
Total Non-controlled Affiliate Debt Investments — Technology				6,865	6,708

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—

Non-controlled Affiliate Equity — Technology — 0.6% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (12)	Software	1,943,572 Common Stock		791	791
Total Non-controlled Affiliate Equity				976	866
Total Non-controlled Affiliate Portfolio Investment Assets				$7,887	$7,574

Controlled Affiliate Investments — 9.9% (8)
Controlled Affiliate Equity — Financial — 9.9% (8)
Horizon Secured Loan Fund I LLC (12)(14) Investment funds				$13,262	$13,243
Total Controlled Affiliate Equity				13,262	13,243
Total Controlled Affiliate Portfolio Investment Assets				$13,262	$13,243

Total Portfolio Investment Assets — 185.1% (8)				$250,921	$248,441

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	Has been pledged as collateral under the Key Facility.

(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.

(5)	Portfolio company is a public company.

(6)	For debt investments, represents principal balance less unearned income.

(7)	Warrants, Equity and Other Investments are non-income producing.

(8)	Value as a percent of net assets.

(9)	As of December 31, 2018, 5.0% of the Company’s total investments on a cost and fair value basis are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.

(11)	Debt investment has a PIK feature.

(12)	The fair value of the investment was valued using significant unobservable inputs.

(13)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

(14)	On June 1, 2018, the Company entered into an agreement with Arena to co-invest through HSLFI, a joint venture, which is expected to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not believe it controls HSLFI for purposes of the 1940 Act or otherwise.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Organization

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

The Company formed Horizon Funding 2019-1 LLC (“2019-1 LLC”) as a Delaware limited liability company on May 2, 2019 and Horizon Funding Trust 2019-1 on May 15, 2019 (“2019-1 Trust” and, together with the 2019-1 LLC, the “2019-1 Entities”). The 2019-1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2019-1 Entities for purposes of securitizing $160.0 million of secured loans and issuing the Asset-Backed Notes.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including 2019-1 Entities that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2019, there were two investments on non-accrual status with a cost of $5.7 million and a fair value of $2.0 million. As of December 31, 2018, there were no debt investments on non-accrual status. For the years ended December 31, 2019 and 2018, the Company did not recognize any interest income from debt investments on non-accrual status. For the year ended December 31, 2017, the Company recognized, as interest income, payments of $0.1 million received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2019, 2018 and 2017 was 5.3%, 6.5% and 6.0%, respectively.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the year ended December 31, 2019, HSLFI distributed $0.7 million classified as dividend income to the Company. For the period June 1, 2018 (the commencement of HSLFI’s operations) through December 31, 2018, HSLFI distributed $0.3 million classified as dividend income to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of December 31, 2019 and 2018 was $3.3 million and $2.2 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of December 31, 2019 and 2018 were $3.1 million and $2.4 million, respectively. The amortization expense for the years ended December 31, 2019, 2018 and 2017 was $0.7 million, $0.6 million and $0.8 million, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board’s (“FASB’s”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the years ended December 31, 2019, 2018 and 2017, the Company reclassified $0.2 million, $0.03 million and $0.03 million, respectively, to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2019, 2018 and 2017, $0.2 million, $0.03 million and $0.03 million, respectively, was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2019 and 2018. The Company’s income tax returns for the 2018, 2017 and 2016 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stockholders’ Equity

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

During the year ended December 31, 2019, the Company sold 2,012,844 shares of common stock under the Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $24.0 million, including $0.6 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2019, shares representing approximately $25.4 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement. See Note 12 – Subsequent Events.

Stock Repurchase Program

On April 26, 2019, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2020 or the repurchase of $5.0 million of the Company’s common stock. During the years ended December 31, 2019 and 2018, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2017, the Company repurchased 5,923 shares of its common stock at an average price of $9.97 on the open market at a total cost of $0.1 million. From the inception of the stock repurchase program through December 31, 2019, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Recently adopted accounting pronouncement

In July 2019, the FASB issued Accounting Standards Update 2019-07, Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates which amends the codification to reflect changes adopted by the SEC. The SEC adopted final rules that amend certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The Company has adopted these amendments and the changes are reflected in its consolidated financial statements. Certain prior year information has been adjusted to conform to these amendments.

Note 3.	Related party transactions

Investment Management Agreement

At a special meeting of the stockholders on October 30, 2018, the stockholders approved a new Investment Management Agreement which became effective on March 7, 2019. The new Investment Management Agreement replaced the previously effective Amended and Restated Investment Management Agreement dated as of October 28, 2010 and amended effective July 1, 2014. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at December 31, 2019 and 2018 was $0.5 million and $0.4 million, respectively. The base management fee expense was $5.6 million, $4.6 million and $3.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The incentive fee has two parts, as follows:

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On March 5, 2019, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment. During the year ended December 31, 2019, the Advisor waived performance based incentive fees of $1.8 million which the Advisor would have otherwise been paid by the Company.

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

The net performance based incentive fee expense was $5.1 million, $3.2 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the year ended December 31, 2019. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the years ended December 31, 2018 and 2017, which resulted in $0.2 million and $1.1 million, respectively, of reduced expense and additional net investment income. The performance based incentive fee payable at December 31, 2019 and 2018 was $1.6 million and $1.0 million, respectively. The entire incentive fee payable at December 31, 2019 and 2018 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.9 million, $0.7 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 4.	Investments

The following table shows the Company’s investments as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Investments
Debt	$292,054	$288,355	$217,093	$216,401
Warrants	8,322	10,829	7,032	9,324
Other	61	500	11,815	7,640
Equity	1,710	3,217	1,719	1,833
Equity interest in HSLFI	16,684	16,650	13,262	13,243
Total investments	$318,831	$319,551	$250,921	$248,441

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Life Science
Biotechnology	$42,886	$42,265	$25,770	$25,426
Drug Delivery	1,628	1,533	1,590	1,584
Medical Device	60,660	60,807	47,504	47,869
Technology
Communications	4,561	1,734	11,219	10,754
Consumer-Related	43,412	44,196	21,094	22,061
Data Storage	24,928	25,012	14,132	10,036
Internet and Media	24,089	22,992	38,200	38,132
Materials	8,717	8,491	8,679	9,013
Power Management	11,813	11,813	545	512
Semiconductors	181	170	3,807	4,636
Software	54,998	59,530	40,942	40,912
Sustainability
Alternative Energy	—	—	68	—
Energy Efficiency	100	—	100	112
Healthcare Information and Services
Diagnostics	42	—	71	2
Other	9,931	9,920	218	172
Software	14,201	14,438	23,720	23,977
Investment funds
HSLFI	16,684	16,650	13,262	13,243
Total investments	$318,831	$319,551	$250,921	$248,441

Horizon Secured Loan Fund I LLC

On June 1, 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either the Company or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value using the same valuation methodology as described in Note 6. As of December 31, 2019 and 2018, HSLFI had total assets of $48.3 million and $26.4 million, respectively. HSLFI’s portfolio consisted of debt investments in eight and four portfolio companies as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million and the five largest investments in portfolio companies in the HSLFI totaled $30.3 million. As of December 31, 2018, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $8.3 million and the only four investments in portfolio companies in the HSLFI totaled $25.0 million. As of December 31, 2019 and 2018, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which the Company may directly invest.

The Company invests cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2019 and 2018, the Company and Arena each owned 50.0% of the equity interests of HSLFI. The Company had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2019 and 2018, $9.8 million and $11.7 million, respectively, was unfunded. The Company’s investment in HSLFI consisted of an equity contribution of $15.2 million and $13.3 million as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, HSLFI distributed $1.4 million. For the period June 1, 2018 (the commencement of HSLFI’s operations) through December 31, 2018, HSLFI distributed $0.5 million.

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

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and the Company, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement (the “NYL Facility”) with several entities owned or affiliated with New York Life Insurance Company (“Noteholders”) for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement’s investment period has ended and the loan thereunder is in rapid amortization. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $15.0 million in advances made by the Noteholders as of December 31, 2019 at an interest rate of 4.98%. There were no advances made by the Noteholders as of December 31, 2018.

The following table shows HSLFI’s investments as of December 31, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,464	$2,464
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,464	2,464
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,924	4,924
Total Debt Investments — Life science				14,781	14,781
Debt Investments — Technology
Bridge2 Solutions, LLC (6)(7)	Software	Term Loan (11.00% cash (Libor + 8.4%; Floor 11.00%), 2.00% ETP, Due 9/1/23)	500	481	481
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,163	8,163
		Term Loan (10.60% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,961	2,961
OutboundEngine, Inc. (6)(7)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	500	491	491
Revinate, Inc. (6)(7)		Term Loan (9.50% cash (Libor + 7.00%, Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,952	3,952
Total Debt Investments — Technology				16,048	16,048

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,709	3,709
Total Debt Investments — Healthcare information and services				3,709	3,709
Total Debt Investments				34,538	34,538

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	6
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	—
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	74
CSA Medical, Inc. (6)(7)	Medical Device	17,751 Preferred Stock Warrants		2	2
Total Warrant Investments — Life science				143	82
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	2,081,934 Preferred Stock Warrants		82	72
Bridge2 Solutions, LLC (6)(7)	Software	2,500 Common Stock Warrants		18	34
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	62
OutboundEngine, Inc. (6)(7)	Software	40,000 Preferred Stock Warrants		5	6
Revinate, Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	18
Total Warrant Investments — Technology				198	192
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	17
Total Warrant Investments — Healthcare information and services				16	17
Total Warrant Investments				357	291

Total Portfolio Investment Assets				$34,895	$34,829

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$11,201	$11,201
Total Short Term Investments — Unrestricted Investments				$11,201	$11,201

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)				$138	$138
Total Short Term Investments — Restricted Money Market Funds				$138	$138

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2019 is provided.

(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.

(4)	Warrants are non-income producing.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(5)	For debt investments, represents principal balance less unearned income.

(6)	Has been pledged as collateral under the NYL Facility.

(7)	The fair value of the investment was valued using significant unobservable inputs.

(8)	Portfolio company is a public company.

(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following table shows HSLFI’s investments as of December 31, 2018:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,449	$2,449
		Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,449	2,449
Total Debt Investments — Life science				4,898	4,898
Debt Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
		Term Loan (12.30% cash (Libor + 9.95%; Floor 11.25%), 2.50% ETP, Due 7/1/21)	4,000	3,948	3,948
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.85% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,098	8,098
Total Debt Investments — Technology				15,994	15,994
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (10.60% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,699	3,699
Total Debt Investments — Healthcare information and services				3,699	3,699
Total Debt Investments				24,591	24,591

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	1
Total Warrant Investments — Life science				58	1
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	1,280,000 Preferred Stock Warrants		49	70
BSI Platform Holdings, LLC (6)(7)(9)	Software	412,500 Preferred Stock Warrants		57	56
Total Warrant Investments — Technology				106	126
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	16
Total Warrant Investments — Healthcare information and services				16	16
Total Warrant Investments				180	143

Total Portfolio Investment Assets				$24,771	$24,734

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$74	$74
Total Short Term Investments — Unrestricted Investments				$74	$74

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2018 is provided.

(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.

(4)	Warrants are non-income producing.

(5)	For debt investments, represents principal balance less unearned income.

(6)	Has been pledged as collateral under the NYL Facility.

(7)	The fair value of the investment was valued using significant unobservable inputs.

(8)	Portfolio company is a public company.

(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following tables show certain summarized financial information for HSLFI as of December 31, 2019 and 2018, for the year ended December 31, 2019 and for the period June 1, 2018 through December 31, 2018:

	December 31,
	2019	2018
	(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $34,895 and $24,771, respectively)	$34,829	$24,734
Investments in money market funds	11,201	74
Cash and cash equivalents	503	76
Restricted investments in money market funds	138	—
Interest receivable	477	252
Other assets	1,109	1,306
Total assets	$48,257	$26,442

Borrowings	$14,955	$—
Other liabilities	126	81
Total liabilities	15,081	81

Members’ equity	33,176	26,361
Total liabilities and members’ equity	$48,257	$26,442

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	For the year ended December 31, 2019	For the period June 1, 2018 through December 31, 2018
	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$5,291	$689
Total investment income	$5,699	$689
Total expenses	$1,227	$180
Net investment income	$4,472	$509
Net unrealized depreciation on investments	$(28)	$(37)
Net increase in net assets resulting from operations	$4,444	$472

Note 5.	Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities. Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2019 were as follows:

			Year ended December 31, 2019
Portfolio Company	Fair value at December 31, 2018	Purchases	Principal Payments	Transfers in/(out) at fair value	Discount accretion	Net unrealized gain/(loss)	Fair value at December 31, 2019	Net realized gain/(loss)	Interest income
	(In thousands)
Decisyon, Inc.	$1,464	$—	$316	$—	$—	$58	$1,206	$—	$212
	764	—	173	—	17	31	639	—	112
	240	—	16	—	—	10	234	—	31
	240	—	16	—	—	10	234	—	31
	721	—	46	—	—	29	704	—	93
	289	—	17	—	—	11	283	—	39
	192	—	13	—	—	8	187	—	26
	75	—	—	—	—	—	75	—	—
StereoVision, Inc.	2,798	—	416	—	—	—	2,382	—	295
	791	—	—	—	—	1,862	2,653	—	—
Total non-controlled affiliates	$7,574	$—	$1,013	$—	$17	$2,019	$8,597	$—	$839

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

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the year ended December 31, 2019 were as follows:

			Year ended December 31, 2019
Portfolio Company	Fair value at December 31, 2018	Purchases	Distributions	Transfers in/(out) at fair value	Dividends declared	Net unrealized gain/(loss)	Fair value at December 31, 2019	Net realized gain/(loss)	Dividend income
	(In thousands)
HSLFI(1)	$13,243	$1,900	$(715)	$—	$2,236	$(14)	$16,650	$—	$2,236
Total controlled affiliates	$13,243	$1,900	$(715)	$—	$2,236	$(14)	$16,650	$—	$2,236

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members provide cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers, which consists of two representatives of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the year ended December 31, 2018 were as follows:

			Year ended December 31, 2018
Portfolio Company	Fair value at December 31, 2017	Purchases	Distributions	Transfers in/(out) at fair value	Dividends declared	Net unrealized gain/(loss)	Fair value at December 31, 2018	Net realized gain/(loss)	Dividend income
	(In thousands)
HSLFI(1)	$—	$13,262	$(255)	$—	$255	$(19)	$13,243	$—	$255
Total controlled affiliates	$—	$13,262	$(255)	$—	$255	$(19)	$13,243	$—	$255

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members provide cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers which consists of two representatives of each of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

Note 6.	Fair value

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

Debt investments:  The fair value of debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 2019 and 2018, the hypothetical market yields used ranged from 10% to 16% and 11% to 25%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of December 31, 2019 and 2018. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2019:

December 31, 2019
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
(Dollars in thousands, except per share data)
Debt investments	$262,635	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 16%	12%
	13,864	Liquidation Scenario	Probability Weighting	13% – 100%	50%
	11,856	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% – 60%	38%

Warrant investments	5,598	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility	$0.00 – $980.00 22%	$12.42 22%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	3 years
	4,561	Estimated Proceeds	Price Per Share Discount Rate	$6.22 – $12.90 0% – 20%	$9.48 10%

Other investments	500	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	25% 100%	25% 100%

Equity investments	3,125	Last Equity Financing	Price Per Share	$0.00 – $13.04	$2.71
Total Level 3 investments	$302,139

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2018:

December 31, 2018
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
(Dollars in thousands, except per share data)
Debt investments	$216,401	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	13%

Warrant investments	7,888	Black-Scholes Valuation Model	Price Per Share Average Industry Volatility	$0.00 – $980.00 20%	$44.76 2 0%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 5 years	2 years

	744	Estimated Proceeds	Price Per Share	$0.21	$0.21

Other investments	7,640	Multiple Probability Weighted Cash Flow Model	Discount Rate Probability Weighting	0% – 25% 10% – 100%	19% 36%

Equity investments	1,289	Last Equity Financing	Price Per Share	$0.00 – $2.24	$0.80
Total Level 3 investments	$233,962

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Borrowings:  The carrying amount of borrowings under the Key Facility with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2019, the closing price of the 2022 Notes on the New York Stock Exchange was $25.55 per note, or $38.2 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on December 31, 2019, the Asset-Backed Notes (as defined in Note 7) were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments in money market funds	$—	$9,787	$—	$9,787
Restricted investments in money market funds	$—	$1,133	$—	$1,133
Debt investments	$—	$—	$288,355	$288,355
Warrant investments	—	670	10,159	10,829
Other investments	—	—	500	500
Equity investments	92	—	3,125	3,217
Equity interest in HSLFI(1)	—	—	—	16,650
Total investments	$92	$670	$302,139	$319,551

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$216,401	$216,401
Warrant investments	—	692	8,632	9,324
Other investments	—	—	7,640	7,640
Equity investments	544	—	1,289	1,833
Equity interest in HSLFI(1)	—	—	—	13,243
Total investments	$544	$692	$233,962	$248,441

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2019:

	December 31, 2019
	Debt Investments	Warrant Investments	Equity Investments	Other Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$216,401	$8,632	$1,289	$7,640	$233,962
Purchase of investments	200,832	—	—	—	200,832
Warrants and equity received and classified as Level 3	—	2,336	240	—	2,576
Principal payments received on investments	(129,079)	—	—	(111)	(129,190)
Proceeds from sale of investments	—	(3,369)	(45)	(150)	(3,564)
Net realized gain (loss) on investments	—	2,382	4	(6,994)	(4,608)
Unrealized (depreciation) appreciation included in earnings	(3,004)	407	1,637	4,615	3,655
Transfer out of Level 3	—	(190)	—	—	(190)
Transfer of investment	4,500	—	—	(4,500)	—
Other	(1,295)	(39)	—	—	(1,334)
Level 3 assets, end of period	$288,355	$10,159	$3,125	$500	$302,139

During the year ended December 31, 2019, there was one transfer out of Level 3. The transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.2 million that was transferred to Level 2 upon the portfolio company becoming a public company. During the year ended December 31, 2019, there were no transfers to Level 3.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2019 includes $3.1 million in unrealized depreciation on debt and other investments, $1.0 million in unrealized appreciation on warrant investments and $1.6 million in unrealized appreciation on equity investments.

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

As of December 31, 2019 and 2018, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s 2022 Notes, as previously described.

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

Note 7.	Borrowings

The following table shows the Company’s borrowings as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
			(In thousands)
Key Facility	$125,000	$17,000	$108,000	$125,000	$90,500	$34,500
Asset-Backed Notes	100,000	100,000	—	—	—	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	262,375	154,375	108,000	162,375	127,875	34,500
Unamortized debt issuance costs attributable to term borrowings	—	(2,325)	—	—	(1,022)	—
Total borrowings outstanding, net	$262,375	$152,050	$108,000	$162,375	$126,853	$34,500

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

As of December 31, 2019, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of December 31, 2019, the asset coverage for borrowed amounts was 219%.

The Company entered into the Key Facility with Key effective November 4, 2013. On December 28, 2018, the Company amended the Key Facility, increasing the aggregate commitments under the Key Facility by $25 million to $125 million. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a revolving period that extends to April 6, 2021, followed by a two-year amortization period and is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 1.76% and 2.50% on December 31, 2019 and 2018, respectively. The average interest rate for the years ended December 31, 2019 and 2018 was 5.51% and 5.23%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of December 31, 2019 and 2018, the Company had borrowing capacity under the Key Facility of $108.0 million and $34.5 million, respectively. At December 31, 2019 and 2018, $24.2 million and $0.9 million, respectively, was available, subject to existing terms and advance rates.

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2019, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

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

As of December 31, 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million. There was no outstanding principal balance for the Asset-Backed Notes at December 31, 2018.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2019, there was approximately $1.1 million of restricted investments. There were no funds segregated as restricted investments related to the Asset-Backed Notes at December 31, 2018.

The following table shows information about our senior securities as of December 31, 2018, 2018, 2017, 2016 and 2015:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4)
	(In thousands, except unit data)
Credit facilities
2019	$17,000	$19,908	—	N/A
2018	$90,500	$2,896	—	N/A
2017	$58,000	$3,973	—	N/A
2016	$63,000	$3,733	—	N/A
2015	$68,000	$4,048	—	N/A
2022 Notes
2019	$37,375	$9,055	—	$25.53
2018	$37,375	$7,014	—	$25.52
2017	$37,375	$6,166	—	$25.66
2019 Notes
2019	—	—	—	—
2018	—	—	—	—
2017	—	—	—	—
2016	$33,000	$7,127	—	$25.42
2015	$33,000	$8,342	—	$25.26
2019-1 Securitization
2019	$100,000	$3,384	—	N/A
2013-1 Securitization
2019	—	—	—	—
2018	—	—	—	—
2017	—	—	—	—
2016	—	—	—	—
2015	$14,546	$18,926	—	N/A
Total senior securities
2019	$154,375	$2,192	—	N/A
2018	$127,875	$2,050	—	N/A
2017	$95,375	$2,416	—	N/A
2016	$96,000	$2,450	—	N/A
2015	$115,546	$2,383	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the original cost less accumulated depreciation, amortization or impairment of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount which the holder of such class of senior security would be entitled upon the voluntary liquidation of the applicable issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of securities.
(4)	Not applicable to the Company’s credit facilities, 2019-1 Securitization and 2013-1 Securitization because such securities are not registered for public trading.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.	Federal income tax

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

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net increase in net assets resulting from operations	$19,498	$13,010	$9,591
Net unrealized (appreciation) depreciation on investments	(3,201)	1,501	(18,485)
Other book-tax differences	988	199	806
Change in capital loss carry forward	4,173	(645)	21,191
Taxable income before deductions for distributions	$21,458	$14,065	$13,103

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Ordinary income	$16,159	$13,834	$13,818
Total	$16,159	$13,834	$13,818

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2019	2018	2017
	(In thousands)
Undistributed ordinary income	$6,536	$1,269	$1,036
Long term capital loss carry forward	(45,230)	(41,057)	(41,702)
Unrealized appreciation	8,352	5,237	6,049
Unrealized depreciation	(7,596)	(7,717)	(7,027)
Other temporary differences	4,700	3,123	2,955
Total	$(33,238)	$(39,145)	$(38,689)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% excise tax on such income, as required. For the years ended December 31, 2019 and 2018, the Company elected to carry forward taxable income in excess of current year distributions of $6.5 million and $1.3 million, respectively. At December 31, 2019 and 2018, a provision for excise tax of $0.2 million and $0.03 million, respectively was recorded.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the year ended December 31, 2019, the Company did not use any of its capital loss carry forward to offset capital gains. During the year ended December 31, 2018, the Company used $0.6 million of its capital loss carry forward to offset capital gains. During the year ended December 31, 2017, the Company did not use any of its capital loss carry forward to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2019 and 2018 was $318.8 million and $250.9 million, respectively. The gross unrealized appreciation on investments at December 31, 2019 and 2018 was $8.4 million and $5.2 million, respectively. The gross unrealized depreciation on investments at December 31, 2019 and 2018 was $7.6 million and $7.7 million, respectively.

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

The balance of unfunded commitments to extend credit was $49.5 million and $27.5 million as of December 31, 2019 and 2018, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2019:

	December 31, 2018
	Principal Balance	Fair Value of Unfunded Commitment Liability
	(In thousands)
Betabrand Corporation.	$2,250	$66
CSA Medical, Inc.	4,000	52
Espero Biopharma, Inc.	500	—
Kate Farms, Inc.	5,000	67
Kinestral Technologies, Inc.	8,000	323
LogicBio Therapeutics, Inc.	5,000	—
Maculogix, Inc.	3,750	38
Mustang Bio, Inc.	5,000	97
Revinate, Inc.	5,000	60
Skillshare, Inc.	11,000	199
Total	$49,500	$902

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2019 which totaled $0.9 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 28% and 32% of total debt investments outstanding as of December 31, 2019 and 2018, respectively. No single debt investment represented more than 10% of the total debt investments as of December 31, 2019 or 2018. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 17%, 25% and 14% of total interest and fee income on investments for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 11.	Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Share Value
			(In thousands, except share and per share data)
Year Ended December 31, 2019
10/25/19	2/19/20	3/16/20	$0.10	$—	—	$—
10/25/19	1/17/20	2/14/20	0.10	1,660	1,234	17
10/25/19	12/18/19	1/15/20	0.10	1,519	1,115	15
7/26/19	11/19/19	12/16/19	0.10	1,467	1,215	15
7/26/19	10/18/19	11/15/19	0.10	1,442	1,226	16
7/26/19	9/19/19	10/16/19	0.10	1,412	1,258	15
4/26/19	8/19/19	9/17/19	0.10	1,366	1,274	15
4/26/19	7/18/19	8/15/19	0.10	1,339	1,261	15
4/26/19	6/19/19	7/16/19	0.10	1,338	1,339	16
3/1/19	5/17/19	6/17/19	0.10	1,339	1,308	15
3/1/19	4/18/19	5/15/19	0.10	1,332	1,885	22
3/1/19	3/19/19	4/16/19	0.10	1,139	1,199	15
			$1.20	$15,353	14,314	$176
Year Ended December 31, 2018
10/26/18	2/20/19	3/15/19	$0.10	$1,140	1,061	$14
10/26/18	1/17/19	2/15/19	0.10	1,139	1,166	15
10/26/18	12/18/18	1/15/19	0.10	1,140	1,125	13
7/27/18	11/19/18	12/14/18	0.10	1,139	1,222	14
7/27/18	10/18/18	11/15/18	0.10	1,138	1,255	15
7/27/18	9/18/18	10/16/18	0.10	1,138	1,253	15
4/27/18	8/17/18	9/14/18	0.10	1,139	1,212	14
4/27/18	7/19/18	8/15/18	0.10	1,139	1,202	14
4/27/18	6/19/18	7/17/18	0.10	1,140	1,221	13
3/1/18	5/17/18	6/15/18	0.10	1,140	1,271	13
3/1/18	4/19/18	5/15/18	0.10	1,140	1,287	13
3/1/18	3/19/18	4/17/18	0.10	1,139	1,255	13
			$1.20	$13,671	14,530	$166

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On February 28, 2020, the Board declared monthly distributions per share and a special distribution for April of $0.05 per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
March 17, 2020	March 18, 2020	April, 15, 2020	$0.10
April 16, 2020	April 17, 2020	May 15, 2020	$0.10
May 18, 2020	May 19, 2020	June 16, 2020	$0.10

Special distribution

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
March 17, 2020	March 18, 2020	April, 15, 2020	$0.05

After paying distributions of $1.10 per share deemed paid for tax purposes in 2019, declaring on October 25, 2019 a distribution of $0.10 per share payable January 15, 2020, and taxable earnings of $1.59 per share in 2019, the Company’s undistributed spillover income as of December 31, 2019 was $0.42 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 12.	Subsequent events

Subsequent to December 31, 2019, and as of March 3, 2020, the Company sold approximately 1,198,552 shares of common stock for total accumulated net proceeds of approximately $15.1 million, net of offering expenses, under the Equity Distribution Agreement. As of March 3, 2020, shares representing approximately $10.0 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

On January 29, 2020, the Company received proceeds of $2.3 million in connection with the termination of its warrants in Sys-Tech Solutions, Inc. (“Sys-Tech”) upon Sys-Tech’s sale to Dover Fluids, Inc.

On February 12, 2020, the Company received proceeds of $0.4 million in connection with the sale of its equity investment in Revance Therapeutics, Inc.

On February 21, 2020, Bridge2 Solutions, LLC (“Bridge2”) prepaid its outstanding principal balance of $14.5 million on its venture loan, plus interest and end-of-term payment. On February 26, 2020, the Company received proceeds of $2.9 million in connection with the termination of its warrants in Bridge2 upon Bridge2’s sale to Intercontinental Exchange, Inc.

On February 26, 2020, the Company funded a $20.0 million loan to a new portfolio company, Castle Creek Biosciences, Inc., a clinical stage biopharmaceutical company developing therapies for patients with rare and debilitating dermatological conditions.

On February 28, 2020, the Company funded a $4.0 million loan to an existing portfolio company, CSA Medical, Inc., a developer of novel, patent-protected cryotherapy medical devices.

On February 28, 2020, the Company funded a $1.1 million loan to an existing portfolio company, Betabrand Corporation, a crowdfunded online clothing community that designs, manufactures, and consistently releases new products.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.	Financial highlights

The following table shows financial highlights for the Company:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.64	$11.72	$12.09	$13.85	$14.36
Net investment income	1.52	1.20	1.07	1.48	1.25
Realized (loss) gain on investments	(0.31)	0.06	(1.84)	(0.67)	(0.15)
Unrealized appreciation (depreciation) on investments	0.24	(0.13)	1.60	(1.24)	(0.04)
Net increase (decrease) in net assets resulting from operations	1.45	1.13	0.83	(0.43)	1.06
Net dilution from issuance of common stock	—	—	—	—	(0.18)
Distributions declared(1)	(1.20)	(1.20)	(1.20)	(1.34)	(1.38)
From net investment income	(1.20)	(1.20)	(1.20)	(1.34)	(1.38)
From net realized gain on investments	—	—	—	—	—
Return of capital	—	—	—	—	—
Net accretion from repurchase of common stock	—	—	—	0.01	0.02
Other (2)	(0.06)	(0.01)	—	—	(0.03)
Net asset value at end of period	$11.83	$11.64	$11.72	$12.09	$13.85
Per share market value, beginning of period	$11.25	$11.22	$10.53	$11.73	$13.99
Per share market value, end of period	12.93	11.25	11.22	10.53	11.73
Total return based on a market value (3)	25.6%	11.0%	17.9%	1.5%	(6.3)%
Shares outstanding at end of period	15,563,290	11,535,129	11,520,406	11,510,424	11,535,212
Ratios, net of waivers, to average net assets:
Expenses without incentive fees	10.8%	10.4%	8.6%	9.2%	8.6%
Incentive fees	3.2%	2.4%	1.2%	1.4%	2.2%
Net expenses	14.0%	12.8%	9.8%	10.6%	10.8%
Net investment income with incentive fees	12.8%	10.3%	9.0%	11.4%	8.9%
Ratios, without waivers, to average net assets:
Expenses without incentive fees(4)	10.8%	10.4%	8.6%	9.2%	8.9%
Incentive fees(4)	4.4%	3.3%	1.3%	1.4%	2.2%
Net expenses(4)	15.2%	13.7%	9.9%	10.6%	11.1%
Net investment income with incentive fees(4)	11.6%	9.4%	8.9%	11.4%	8.7%
Net assets at the end of the period	$184,055	$134,257	$135,075	$139,192	$159,751
Average net asset value	$160,008	$134,364	$137,293	$150,612	$157,612
Average debt per share	$10.05	$8.62	$6.60	$8.91	$7.87
Portfolio turnover ratio	82.0%	50.4%	79.4%	27.1%	56.1%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	During the years ended December 31, 2019, 2018 and 2017, the Advisor waived $1.8 million, $1.2 million and $0.1 million, respectively, of incentive fee. During the year ended December 31, 2015, the Advisor waived $0.3 million of base management fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.	Summarized financial information for HSLFI

Horizon Secured Loan Fund I

Statements of Assets and Liabilities

(Dollars in thousands)

	December 31,
	2019	2018
Assets
Investments at fair value (cost of $34,895 and $24,771, respectively)	$34,829	$24,734
Investments in money market funds	11,201	74
Cash and cash equivalents	503	76
Restricted investments in money market funds	138	—
Interest receivable	477	252
Other assets	1,109	1,306
Total assets	$48,257	$26,442

Liabilities
Borrowings	$14,955	$—
Other liabilities	126	81
Total liabilities	15,081	81

Commitments and contingencies

Members’ Capital
Members’ capital	33,176	26,361
Total members’ capital	33,176	26,361
Total liabilities and members’ capital	$48,257	$26,442

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Horizon Secured Loan Fund I

Statements of Operations

(Dollars in thousands)

	For the year ended December 31	For the period June 1, 2018 through December 31
	2019	2018
Investment income
Interest income	$5,291	$689
Prepayment fee income	389	—
Fee income	19	—
Total investment income	5,699	689
Expenses
Interest expense	1,101	140
General and administrative	126	40
Total expenses	1,227	180
Net investment income	4,472	509
Net unrealized depreciation on investments
Net unrealized depreciation on investments	(28)	(37)
Net unrealized depreciation on investments	(28)	(37)
Net increase in net assets resulting from operations	$4,444	$472

Note 15.	Selected quarterly financial data (unaudited)

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(In thousands, except per share data)
Total investment income	$12,975	$11,375	$10,470	$8,306
Net investment income	$6,452	$5,773	$5,012	$3,233
Net realized and unrealized gain (loss)	$277	$(567)	$(474)	$(208)
Net increase in net asset resulting from operations	$6,729	$5,206	$4,538	$3,025
Net investment income per share (1)	$0.43	$0.42	$0.37	$0.28
Net increase in net assets per share (1)	$0.45	$0.38	$0.34	$0.26
Net asset value per share at period end (2)	$11.83	$11.67	$11.60	$11.55

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(In thousands, except per share data)
Total investment income	$8,805	$7,797	$7,313	$7,175
Net investment income	$3,964	$3,402	$3,290	$3,210
Net realized and unrealized (loss) gain	$(746)	$857	$(360)	$(607)
Net increase in net asset resulting from operations	$3,218	$4,259	$2,930	$2,603
Net investment income per share (1)	$0.34	$0.30	$0.29	$0.28
Net increase in net assets per share (1)	$0.28	$0.37	$0.25	$0.23
Net asset value per share at period end (2)	$11.64	$11.66	$11.60	$11.65

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of December 31, 2019, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

None

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial statements

(1)	Financial statements — Refer to Item 8 starting on page 84.

(2)	Financial statement schedules — None

(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

4.2	Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-178516, filed on March 23, 2012)

4.3	Second Supplemental Indenture, dated as of September 29, 2017, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(12) of the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, File No. 333-201886, filed on September 29, 2017)

4.4	Form of 6.25% 2022 Notes due 2022 (included as part of Exhibit 4.3)

4.5*	Description of Securities

10.1	Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 8, 2019)

10.2	Form of Custodial Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.4	Form of Trademark License Agreement by and between the Company and Horizon Technology Finance Management, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.5	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

10.6	Amended and Restated Loan and Security Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Key Equipment Finance Inc., as the arranger and the agent (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.7	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of August 12, 2015, by and among Horizon Credit II LLC, as the borrower, Alostar Bank of Commerce, as lender, and KeyBank National Association, as lender, arranger and agent (Incorporated by reference to Exhibit (k)(13) of Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form N-2, filed on August 19, 2015)

10.8	Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the buyer, Horizon Technology Finance Corporation, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and Key Equipment Finance Inc., as the agent (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.9	Agreement Regarding Loan Assignment and Related Matters, dated as of November 4, 2013, by and among Horizon Credit II LLC, Wells Fargo Capital Finance, LLC and Key Equipment Finance Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed on March 11, 2014)

10.10	Joinder Agreement, dated April 27, 2016, by and among MUFG Union Bank, N.A., as lender, KeyBank National Association as agent, Horizon Credit II LLC, as borrower, and the Company, as servicer (Incorporated by reference to Exhibit (k)(11) to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2, File No. 333-201886, filed on June 10, 2016)

10.11	Amendment No. 2 to Amended and Restated Loan Agreement, dated as of April 6, 2018, by and among Horizon Credit II LLC, as the borrower, State Bank and Trust Company (successor by merger to AloStar Bank of Commerce), as lender, MUFG Union Bank, N.A., as lender, and KeyBank National Association (successor by merger to Key Equipment Finance Inc.) as lender, arranger, and agent (Incorporated by reference to Exhibit 10.01 of the Quarterly Report on Form 10-Q of the Company, filed on May 1, 2018)

10.12	Horizon Secured Loan Fund I Limited Liability Company Agreement dated June 1, 2018, by and between the Company and Arena Sunset SPV, LLC (Incorporated by reference to Exhibit (k)(9) to the Company’s Registration Statement on Form N-2, File No. 333-225698, filed on June 18, 2018)

10.13	Amendment No. 3 to Amended and Restated Loan Agreement, dated as of December 28, 2018, by and among Horizon Credit II LLC, as the borrower, State Bank and Trust Company (successor by merger to AloStar Bank of Commerce), as lender, MUFG Union Bank, N.A., as lender, and KeyBank National Association (successor by merger to Key Equipment Finance Inc.) as lender, arranger, and agent (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K, filed on March 5, 2019)

10.14	Underwriting Agreement, dated as of March 21, 2019, by and among the Company, Horizon Technology Finance Management LLC, and Morgan Stanley & Co. LLC, as representative of the several underwriters named therein (Incorporated by reference to Exhibit (h)(3) of the Company’s Post-Effective Amendment No. 1, filed on March 26, 2019)

10.15	Equity Distribution Agreement, dated as of August 2, 2019, by and among the Company, Horizon Technology Management LLC, Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on August 2, 2019)

10.16	Note Purchase Agreement, dated as of August 6, 2019, by and among the Company, Horizon Funding Trust 2019-1, the Issuer, Horizon Funding 2019-1 LLC, the Trust Depositor, and KeyBanc Capital Markets Inc., as Initial Purchaser (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 13, 2019)

10.17	Indenture, dated as of August 13, 2019, by and between Horizon Funding Trust 2019-1, as the Issuer, and US Bank National Association, as the Trustee (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on August 13, 2019).

10.18	Sale and Contribution Agreement, dated as of August 13, 2019, by and between the Company, as the Seller, and Horizon Funding 2019-1 LLC, as the Trust Depositor (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 13, 2019).

10.19	Sale and Servicing Agreement, dated as of August 13, 2019, by and among the Company, as the Seller and as the Servicer, Horizon Funding Trust 2019-1, as the Issuer, Horizon Funding 2019-1 LLC, as the Trust Depositor, and US Bank National Association, as the Trustee, Backup Servicer, Custodian and Securities Intermediary (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on August 13, 2019).

10.20	Administration Agreement, dated as of August 13, 2019, among Horizon Funding Trust 2019-1, as Issuer, the Company, as Administrator, Wilmington Trust, National Association, as Owner Trustee, and US Bank National Association, as Trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on August 13, 2019).

10.21	Amended and Restated Trust Agreement, dated as of August 13, 2019, Horizon Funding 2019-1 LLC, as the Trust Depositor, and Wilmington Trust, National Association, as the Owner Trustee (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on August 13, 2019).

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on March 7, 2017)

21*	List of Subsidiaries

24	Power of Attorney (included on signature page hereto)

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K, filed on March 16, 2011)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation

Date: March 3, 2020	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors and Chief
Robert D. Pomeroy, Jr.	Executive Officer (Principal Executive Officer)	March 3, 2020

/s/ Daniel R. Trolio	Chief Financial Officer and
Daniel R. Trolio	Treasurer (Principal Financial and Accounting Officer)	March 3, 2020

/s/ Gerald A. Michaud
Gerald A. Michaud	President and Director	March 3, 2020

/s/ James J. Bottiglieri
James J. Bottiglieri	Director	March 3, 2020

/s/ Edmund V. Mahoney
Edmund V. Mahoney	Director	March 3, 2020

/s/ Elaine A. Sarsynski
Elaine A. Sarsynski	Director	March 3, 2020

/s/ Joseph J. Savage
Joseph J. Savage	Director	March 3, 2020