Form 10-Q
period 2020-03-31
Horizon Technology Finance Corp
filed 2020-04-28
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ◻ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	◻
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of April 28, 2020 was 16,855,754.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
6.25% Notes due 2022	HTFA	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Non-affiliate investments at fair value (cost of $318,327 and $295,256, respectively)	$309,587	$294,304
Non-controlled affiliate investments at fair value (cost of $6,814 and $6,891, respectively) (Note 5)	7,975	8,597
Controlled affiliate investments at fair value (cost of $17,127 and $16,684, respectively) (Note 5)	16,944	16,650
Total investments at fair value (cost of $342,268 and $318,831, respectively) (Note 4)	334,506	319,551
Cash	37,989	6,465
Investments in money market funds	845	9,787
Restricted investments in money market funds	1,177	1,133
Interest receivable	6,440	5,530
Other assets	1,323	1,535
Total assets	$382,280	$344,001

Liabilities
Borrowings (Note 7)	$180,180	$152,050
Distributions payable	5,898	4,669
Base management fee payable (Note 3)	540	519
Incentive fee payable (Note 3)	1,071	1,613
Other accrued expenses	1,134	1,095
Total liabilities	188,823	159,946

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 17,020,075 and 15,730,755 shares issued and 16,852,610 and 15,563,290 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	17	16
Paid-in capital in excess of par	242,886	226,660
Distributable earnings	(49,446)	(42,621)
Total net assets	193,457	184,055
Total liabilities and net assets	$382,280	$344,001
Net asset value per common share	$11.48	$11.83

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2020	2019
Investment income
Interest income on investments
Interest income on non-affiliate investments	$9,394	$7,434
Interest income on affiliate investments	182	223
Total interest income on investments	9,576	7,657
Fee income
Fee income on non-affiliate investments	105	313
Fee income on affiliate investments	3	5
Total fee income	108	318
Dividend income
Dividend income on controlled affiliate investments	430	331
Total dividend income	430	331
Total investment income	10,114	8,306
Expenses
Interest expense	2,162	2,048
Base management fee (Note 3)	1,582	1,297
Performance based incentive fee (Note 3)	1,071	1,948
Administrative fee (Note 3)	253	211
Professional fees	502	491
General and administrative	262	218
Total expenses	5,832	6,213
Performance based incentive fee waived (Note 3)	—	(1,140)
Net expenses	5,832	5,073
Net investment income	4,282	3,233
Net realized and unrealized loss on investments
Net realized gain on non-affiliate investments	3,479	1,151
Net realized gain on controlled affiliate investments	13	—
Net realized gain on investments	3,492	1,151
Net unrealized depreciation on non-affiliate investments	(7,790)	(1,515)
Net unrealized (depreciation) appreciation on non-controlled affiliate investments	(543)	152
Net unrealized (depreciation) appreciation on controlled affiliate investments	(149)	4
Net unrealized depreciation on investments	(8,482)	(1,359)
Net realized and unrealized loss on investments	(4,990)	(208)
Net (decrease) increase in net assets resulting from operations	$(708)	$3,025
Net investment income per common share	$0.26	$0.28
Net (decrease) increase in net assets per common share	$(0.04)	$0.26
Distributions declared per share	$0.35	$0.30
Weighted average shares outstanding	16,716,488	11,670,196

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2018	11,535,129	12	179,616	(45,371)	134,257
Issuance of common stock, net of offering costs	2,000,000	2	23,160	—	23,162
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	3,233	3,233
Net realized gain on investments	—	—	—	1,151	1,151
Net unrealized depreciation on investments	—	—	—	(1,359)	(1,359)
Issuance of common stock under dividend reinvestment plan	3,352	—	42	—	42
Distributions declared	—	—	—	(4,062)	(4,062)
Balance at March 31, 2019	13,538,481	14	202,818	(46,408)	156,424

Balance at December 31, 2019	15,563,290	16	226,660	(42,621)	184,055
Issuance of common stock, net of offering costs	1,285,410	1	16,176	—	16,177
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	4,282	4,282
Net realized gain on investments	—	—	—	3,492	3,492
Net unrealized depreciation on investments	—	—	—	(8,482)	(8,482)
Issuance of common stock under dividend reinvestment plan	3,910	—	50	—	50
Distributions declared	—	—	—	(6,117)	(6,117)
Balance at March 31, 2020	16,852,610	$17	$242,886	$(49,446)	$193,457

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(708)	$3,025
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	204	172
Net realized gain on investments	(3,492)	(1,151)
Net unrealized depreciation on investments	8,482	1,359
Purchase of investments	(50,646)	(38,082)
Principal payments received on investments	25,934	18,613
Proceeds from sale of investments	5,680	1,768
Distributions from controlled affiliate investment	—	233
Dividends from controlled affiliate investment	(430)	(331)
Changes in assets and liabilities:
Increase in interest receivable	(268)	(327)
Increase in end-of-term payments	(642)	(555)
Decrease in unearned income	(483)	(120)
Decrease in other assets	138	21
Increase in other accrued expenses	39	362
Increase in base management fee payable	21	25
Decrease in incentive fee payable	(542)	(183)
Net cash used in operating activities	(16,713)	(15,171)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	16,177	23,162
Advances on credit facility	45,000	15,000
Repayment of credit facility	(17,000)	(10,000)
Distributions paid	(4,838)	(3,419)
Net cash provided by financing activities	39,339	24,743
Net increase in cash, cash equivalents and restricted cash	22,626	9,572
Cash, cash equivalents and restricted cash:
Beginning of period	17,385	12,591
End of period	$40,011	$22,163

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,911	$1,785
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$367	$714
Distributions payable	$5,898	$4,062
End-of-term payments receivable	$4,542	$3,570
Non-cash income	$1,200	$767

	Three months ended March 31,
	2020	2019
Cash	$37,989	$22,163
Investments in money market funds	845	—
Restricted investments in money market funds	1,177	—
Total cash, cash equivalents and restricted cash	$40,011	$22,163

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 160.0% (8)
Non-Affiliate Debt Investments — 156.2% (8)
Non-Affiliate Debt Investments — Life Science — 70.4% (8)
Castle Creek Pharmaceuticals Holdings, Inc.(2)(12)	Biotechnology	Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	$5,000	$4,869	$4,869
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,923	4,923
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,923	4,923
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,923	4,923
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,468	2,468
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,468	2,468
Encore Dermatology, Inc. (2)(12)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,934	4,638
		Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,934	4,638
Espero BioPharma, Inc. (2)(12)	Biotechnology	Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), 5.10% ETP, Due 3/31/20) (11)	5,053	5,053	3,548
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), 5.10% ETP, Due 3/31/20) (11)	4,802	4,802	3,372
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 3/31/20) (11)	200	200	140
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 3/31/20) (11)	100	100	70
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 3/31/20) (11)	100	100	70
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	5,000	4,972	4,972
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,834	4,834
		Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,931	4,931
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (11.58% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 5/1/20)	521	519	519
		Term Loan (11.58% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 10/1/20)	1,094	1,085	1,085
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	Term Loan (9.98% cash (Libor + 8.40%; Floor 9.50%), 5.00% ETP, Due 6/1/22)	1,600	1,540	1,540
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.58% cash (Libor + 8.00%; Floor 9.25%), 8.33% ETP, Due 1/1/24)	5,311	5,237	5,237
		Term Loan (9.58% cash (Libor + 8.00%; Floor 9.25%), 8.33% ETP, Due 1/1/24)	5,311	5,237	5,237
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,750	3,693	3,693
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	250	246	246
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	4,000	3,945	3,945
CVRx, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,938	4,938
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,938	4,938
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,938	4,938
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,938	4,938
Lantos Technologies, Inc. (2)(12)	Medical Device	Term Loan (10.01% cash (Libor + 8.43%; Floor 10.00%), 10.00% ETP, Due 9/1/21)	3,033	2,787	2,737
Bardy Diagnostics, Inc. (2)(12)	Medical Device	Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,931	4,931
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,931	4,931
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	986	986
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	986	986
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	986	986
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	986	986

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	986	986
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 4.00% ETP, Due 10/1/23)	7,500	7,363	7,363
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 4.00% ETP, Due 10/1/23)	4,050	3,996	3,996
Meditrina, Inc. (2)(12)	Medical Device	Term Loan (9.70% cash (Libor + 7.10%; Floor 9.70%), 4.00% ETP, Due 5/1/20)	3,000	2,992	2,992
VERO Biotech LLC (2)(12)	Medical Device	Term Loan (9.58% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	3,667	3,638	3,638
		Term Loan (9.58% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	3,667	3,638	3,638
Total Non-Affiliate Debt Investments — Life Science				139,894	136,197
Non-Affiliate Debt Investments — Technology — 73.9% (8)
Audacy Corporation (2)(12)(15)	Communications	Term Loan (9.50% cash (Libor + 7.90%; Floor 9.50%), 5.00% ETP, Due 7/1/22)	3,663	3,603	1,549
		Term Loan (9.50% cash (Libor + 7.90%; Floor 9.50%), Due 2/1/20)	584	584	251
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	4,250	4,155	4,155
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	4,250	4,186	4,186
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	1,125	1,089	1,089
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,921	4,921
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,921	4,921
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,921	4,921
Updater, Inc.(2)(12)	Consumer-related Technologies	Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,938	4,654
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,938	4,654
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,877	9,308
Canara, Inc. (2)(12)	Data Storage	Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 1.00% ETP, Due 2/1/23)	5,000	4,879	4,879
		Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 1.00% ETP, Due 2/1/23)	5,000	4,879	4,879
Kaminario, Inc. (2)(12)	Data Storage	Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,943	4,943
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,943	4,943
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 7/1/23)	5,000	4,851	4,851
IgnitionOne, Inc. (2)(12)(15)	Internet and Media	Term Loan (11.81% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	1,873	1,789	1,789
		Term Loan (11.81% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	1,873	1,789	1,789
		Term Loan (11.81% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	1,984	1,706	1,706
		Term Loan (11.81% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	1,873	1,789	1,789
Skillshare, Inc.(2)(12)	Internet and Media	Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,749	2,749
		Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,948	2,948
		Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,948	2,948
The NanoSteel Company, Inc. (2)(12)	Materials	Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 9.00% ETP, Due 6/1/22)	4,250	4,198	4,069
		Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 9.00% ETP, Due 6/1/22)	4,250	4,198	4,069
Kinestral Technologies, Inc.(2)(12)	Power Management	Term Loan (9.95% cash (Libor + 7.75%; Floor 9.95%), 7.00% ETP, Due 12/1/22)	6,000	5,674	5,546
		Term Loan (9.95% cash (Libor + 7.75%; Floor 9.95%), 7.00% ETP, Due 12/1/22)	6,000	5,785	5,654
Keypath Education, LLC (2)(12)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	3,750	3,570	3,570
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	3,750	3,673	3,673

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	2,500	2,449	2,449
New Signature US, Inc. (2)(12)(13)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	2,750	2,724	2,724
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	1,000	988	988
OutboundEngine, Inc. (2)(12)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	4,000	3,934	3,934
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	3,500	3,443	3,443
Revinate, Inc. (2)(12)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 6/1/23)	1,000	929	929
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	5,000	4,936	4,936
SIGNiX, Inc. (12)(15)	Software	Term Loan (12.58% cash (Libor + 11.00%; Floor 11.50%), 8.67% ETP, Due 2/1/20)	1,572	1,567	500
xAd, Inc. (2)(12)	Software	Term Loan (10.28% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	3,958	3,915	3,915
		Term Loan (10.28% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	3,958	3,915	3,915
		Term Loan (10.28% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	2,375	2,349	2,349
		Term Loan (10.28% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	1,583	1,566	1,566
Total Non-Affiliate Debt Investments — Technology				148,159	143,051
Non-Affiliate Debt Investments — Healthcare information and services — 11.9% (8)
Kate Farms, Inc. (2)(12)	Other Healthcare	Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,857	4,857
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,925	4,925
HealthEdge Software, Inc. (2)(12)	Software	Term Loan (9.83% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 7/1/22)	3,333	3,299	3,299
		Term Loan (9.83% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/23)	3,036	3,004	3,004
		Term Loan (9.83% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 4/1/23)	3,304	3,269	3,269
		Term Loan (9.83% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/24)	3,750	3,710	3,710
Total Non-Affiliate Debt Investments — Healthcare information and services				23,064	23,064
Total Non- Affiliate Debt Investments				311,117	302,312
Non-Affiliate Warrant Investments — 3.3% (8)
Non-Affiliate Warrants — Life Science — 0.5% (8)
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,632 Common Stock Warrants		122	—
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants		144	144
Celsion Corporation (2)(5)(12)	Biotechnology	95,057 Common Stock Warrants		65	—
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	19
Encore Dermatology, Inc. (2)(12)	Biotechnology	506,626 Preferred Stock Warrants		113	—
Espero BioPharma, Inc. (2)(5)(12)	Biotechnology	1,507,917 Common Stock Warrants		184	—
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	72,046 Common Stock Warrants		140	38
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	1
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	274,725 Common Stock Warrants		20	—
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	10
Sunesis Pharmaceuticals, Inc. (5)(12)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		42	—
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	373,333 Common Stock Warrants		95	—
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants		24	26
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants		66	62
Bardy Diagnostics, Inc. (2)(12)	Medical Device	346,154 Preferred Stock Warrants		56	56
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	1,145,000 Preferred Stock Warrants		149	66
CSA Medical, Inc. (12)	Medical Device	1,366,851 Preferred Stock Warrants		152	115
CVRx, Inc.(2)(12)	Medical Device	750,000 Preferred Stock Warrants		76	74
Lantos Technologies, Inc. (2)(12)	Medical Device	560,832 Preferred Stock Warrants		253	42
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants		238	92
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants		83	78
NinePoint Medical, Inc. (2)(12)	Medical Device	29,102 Preferred Stock Warrants		33	—
VERO Biotech LLC (2)(12)	Medical Device	408 Common Stock Warrants		52	52
Total Non-Affiliate Warrants — Life Science				2,262	875
Non-Affiliate Warrants — Technology — 2.3% (8)
Audacy Corporation (2)(12)	Communications	1,545,575 Preferred Stock Warrants		194	—
Intelepeer Holdings, Inc. (2)(12)	Communications	2,134,617 Preferred Stock Warrants		144	70
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	144

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Betabrand Corporation (2)(12)	Consumer-related Technologies	248,210 Preferred Stock Warrants	106	98
Caastle, Inc. (2)(12)	Consumer-related Technologies	261,198 Preferred Stock Warrants	68	821
Le Tote, Inc. (2)(12)	Consumer-related Technologies	202,974 Preferred Stock Warrants	63	347
Mohawk Group Holdings, Inc. (2)(12)	Consumer-related Technologies	76,923 Common Stock Warrants	195	—
Rhapsody International Inc. (2)(12)	Consumer-related Technologies	852,273 Common Stock Warrants	164	—
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	27
Canara, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	242	457
Kaminario, Inc. (2)(12)	Data Storage	26,816,363 Preferred Stock Warrants	235	218
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	9
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	92	70
Skillshare, Inc. (2)(12)	Internet and Media	173,717 Preferred Stock Warrants	162	144
The NanoSteel Company, Inc. (2)(12)	Materials	818,807 Preferred Stock Warrants	234	87
Kinestral, Inc. (2)(12)	Power Management	3,454,774 Preferred Stock Warrants	607	545
Avalanche Technology, Inc. (2)(12)	Semiconductors	202,602 Preferred Stock Warrants	101	167
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants	80	—
BSI Platform Holdings, LLC (2)(12)(13)	Software	187,500 Preferred Stock Warrants	26	19
Clarabridge, Inc. (12)	Software	53,486 Preferred Stock Warrants	14	103
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants	28	21
Keypath Education, Inc.(2)(12)	Software	900,000 Preferred Stock Warrants	158	158
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants	22	269
OutboundEngine, Inc. (2)(12)	Software	600,000 Preferred Stock Warrants	77	74
Revinate, Inc. (2)(12)	Software	459,770 Preferred Stock Warrants	36	34
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants	12	291
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants	118	106
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants	225	—
Skyword, Inc. (12)	Software	301,056 Preferred Stock Warrants	48	3
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants	42	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants	177	230
Total Non-Affiliate Warrants — Technology			3,871	4,512
Non-Affiliate Warrants — Sustainability — 0.0% (8)
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants	100	—
Total Non-Affiliate Warrants — Sustainability			100	—
Non-Affiliate Warrants — Healthcare information and services — 0.5% (8)
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants	42	—
Kate Farms, Inc. (2)(12)	Other Healthcare	69,137 Preferred Stock Warrants	86	77
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants	74	—
Catasys, Inc. (2)(5)(12)	Software	51,185 Common Stock Warrants	193	243
HealthEdge Software, Inc. (2)(12)	Software	205,481 Preferred Stock Warrants	83	477
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants	60	188
Total Non-Affiliate Warrants — Healthcare information and services			538	985
Total Non-Affiliate Warrants			6,771	6,372

Non-Affiliate Other Investments — 0.3% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement	33	500
Total Non-Affiliate Other Investments			33	500

Non-Affiliate Equity — 0.2% (8)
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock	83	6
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock	9	83
Zeta Global Holdings Corp. (2)(12)	Internet and Media	18,405 Common Stock	240	240
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock	74	74
Total Non-Affiliate Equity			406	403
Total Non-Affiliate Portfolio Investment Assets			$318,327	$309,587

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-controlled Affiliate Investments — 4.1% (8)
Non-controlled Affiliate Debt Investments — Technology — 2.7% (8)
Decisyon, Inc. (12)	Software	Term Loan (13.998% cash (Libor + 12.31%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	$1,182	$1,182	$990
		Term Loan (14.41% cash (Libor + 12.31%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	646	629	529
		Term Loan (12.02% cash, Due 6/1/21)	227	227	191
		Term Loan (12.03% cash, Due 6/1/21)	227	227	191
		Term Loan (12.24% cash, Due 6/1/21)	685	685	575
		Term Loan (13.08% cash, Due 6/1/21)	277	277	232
		Term Loan (13.10% cash, Due 6/1/21)	184	184	155
StereoVision Imaging, Inc. (12)	Software	Term Loan (8.72% Cash (Libor + 7.03%; Floor 8.50%), 8.50% ETP, Due 9/1/21)	2,783	2,382	2,382
Total Non-controlled Affiliate Debt Investments — Technology				5,793	5,245

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		45	2
Total Non-controlled Affiliate Warrants — Technology				45	2
Non-controlled Affiliate Equity — Technology — 1.4% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (12)	Software	1,943,572 Common Stock		791	2,653
Total Non-controlled Affiliate Equity				976	2,728
Total Non-controlled Affiliate Portfolio Investment Assets				$6,814	$7,975
Controlled Affiliate Investments — 8.8% (8)
Controlled Affiliate Equity — Financial — 8.8% (8)
Horizon Secured Loan Fund I LLC (12)(14)	Investment funds			$17,127	$16,944
Total Controlled Affiliate Equity				17,127	16,944
Total Controlled Affiliate Portfolio Investment Assets				$17,127	$16,944

Total Portfolio Investment Assets — 172.9% (8)				$342,268	$334,506

Short Term Investments — Unrestricted Investments — 0.4% (8)
US Bank Money Market Deposit Account				$845	$845
Total Short Term Investments —Unrestricted Investments				$845	$845

Short Term Investments — Restricted Investments—0.6% (8)
US Bank Money Market Deposit Account				$1,177	$1,177
Total Short Term Investments —Restricted Investments				$1,177	$1,177

(1)All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)Has been pledged as collateral under the revolving credit facility with KeyBank National Association (the “Key Facility”) and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (“the Asset-Backed Notes”).

(3)All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

(4)All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of March 31, 2020 is provided.

(5)Portfolio company is a public company.

(6)For debt investments, represents principal balance less unearned income.

(7)Warrants, Equity and Other Investments are non-income producing.

(8)Value as a percent of net assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(Dollars in thousands)

(9)As of March 31, 2020, 4.4% of the Company’s total assets on a cost and fair value basis are in non-qualifying assets. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(10)ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.

(11)Debt investment has a payment-in-kind (“PIK”) feature.

(12)The fair value of the investment was valued using significant unobservable inputs.

(13)New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

(14)On June 1, 2018, the Company entered into an agreement with Arena Sunset SPV, LLC (“Arena”) to co-invest through Horizon Secured Loan Fund I LLC (“HSLFI”), a joint venture, which is expected to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers, which consists of two representatives of the Company and Arena. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

(15)Debt investment is on non-accrual status as of March 31, 2020.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 160.0% (8)
Non-Affiliate Debt Investments — 153.5% (8)
Non-Affiliate Debt Investments — Life Science — 55.9% (8)
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,464	$2,464
		Term Loan (9.98% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,464	2,464
Encore Dermatology, Inc. (2)(12)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
		Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
Espero BioPharma, Inc. (2)(12)	Biotechnology	Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), 5.10% ETP, Due 3/31/20) (11)	5,053	5,053	5,053
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), 5.10% ETP, Due 3/31/20) (11)	4,802	4,802	4,802
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75 % cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24	5,000	4,970	4,970
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,827	4,827
		Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,924	4,924
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (11.69% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 5/1/20)	1,042	1,034	1,034
		Term Loan (11.69% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 10/1/20)	1,406	1,393	1,393
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	Term Loan (10.09% cash (Libor + 8.40%; Floor 9.50%), 5.00% ETP, Due 6/1/22)	1,600	1,533	1,533
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.69% cash (Libor + 8.00%; Floor 9.25%), 8.33% ETP, Due 7/1/23)	5,311	5,233	5,233
		Term Loan (9.69% cash (Libor + 8.00%; Floor 9.25%), 8.33% ETP, Due 7/1/23)	5,311	5,233	5,233
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,750	3,637	3,637
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	250	246	246
CVRx, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 4/1/24)	5,000	4,934	4,934
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 4/1/24)	5,000	4,934	4,934
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 4/1/24)	5,000	4,934	4,934
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 4/1/24)	5,000	4,934	4,934
Lantos Technologies, Inc. (2)(12)	Medical Device	Term Loan (10.12% cash (Libor + 8.43%; Floor 10.00%), 10.00% ETP, Due 4/1/21)	3,433	3,143	3,143
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 4.00% ETP, Due 10/1/23)	7,500	7,356	7,356
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 4.00% ETP, Due 10/1/23)	4,050	3,993	3,993
Meditrina, Inc. (2)(12)	Medical Device	Term Loan (9.70% cash (Libor + 7.10%; Floor 9.70%), 4.00% ETP, Due 5/1/20)	3,000	2,966	2,966
VERO Biotech LLC (2)(12)	Medical Device	Term Loan (9.69% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	4,000	3,967	3,967
		Term Loan (10.35% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	4,000	3,967	3,967
Total Non-Affiliate Debt Investments — Life Science				102,799	102,799
Non-Affiliate Debt Investments — Technology — 84.8% (8)
Audacy Corporation (2)(12)	Communications	Term Loan (9.59% cash (Libor + 7.90%; Floor 9.50%), 5.00% ETP, Due 7/1/22)	3,641	3,580	1,300
		Term Loan (9.59% cash (Libor + 7.90%; Floor 9.50%), Due 2/1/20)	550	550	200
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 4.50% ETP, Due 9/1/23)	4,250	4,115	4,115
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 4.50% ETP, Due 9/1/23)	4,250	4,182	4,182
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,914	4,914
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,914	4,914
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,914	4,914
Updater, Inc.(2)(12)	Consumer-related Technologies	Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,935	4,935
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,935	4,935

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,870	9,870
Canara, Inc. (2)(12)	Data Storage	Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 1.00% ETP, Due 2/1/23)	5,000	4,868	4,868
		Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 1.00% ETP, Due 2/1/23)	5,000	4,868	4,868
Kaminario, Inc. (2)(12)	Data Storage	Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,938	4,938
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,938	4,938
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,840	4,840
IgnitionOne, Inc. (2)(12)	Internet and Media	Term Loan (11.92% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,911	2,911
		Term Loan (11.92% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,911	2,911
		Term Loan (11.92% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,812	2,812
		Term Loan (11.92% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	3,000	2,911	2,911
Skillshare, Inc.(2)(12)	Internet and Media	Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,747	2,747
		Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,946	2,946
		Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,946	2,946
Verve Wireless, Inc. (2)(12)	Internet and Media	Term Loan (15.80% cash (Libor + 8.80%; Floor 10.80%), 3.33% ETP, Due 9/1/21)	2,400	2,320	2,320
The NanoSteel Company, Inc. (2)(12)	Materials	Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 4.00% ETP, Due 6/1/22)	4,250	4,205	4,205
		Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 4.00% ETP, Due 6/1/22)	4,250	4,205	4,205
Kinestral Technologies, Inc.(2)(12)	Power Management	Term Loan (9.95% cash (Libor + 7.75%; Floor 9.95%), 5.00% ETP, Due 12/1/22)	6,000	5,442	5,442
		Term Loan (9.95% cash (Libor + 7.75%; Floor 9.95%), 5.00% ETP, Due 12/1/22)	6,000	5,765	5,765
Bridge2 Solutions, LLC. (2)(12)	Software	Term Loan (11.00% cash (Libor + 8.40%; Floor 11.00%), 2.00% ETP, Due 6/1/23)	6,250	6,120	6,120
		Term Loan (11.00% cash (Libor + 8.40%; Floor 11.00%), 2.00% ETP, Due 6/1/23)	6,250	6,120	6,120
		Term Loan (11.00% cash (Libor + 8.40%; Floor 11.00%), 2.00% ETP, Due 9/1/23)	2,000	1,926	1,926
New Signature US, Inc. (2)(12)(13)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	2,750	2,721	2,721
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	1,000	987	987
OutboundEngine, Inc. (2)(12)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	4,000	3,929	3,929
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	3,500	3,438	3,438
Revinate, Inc. (2)(12)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 6/1/23)	1,000	928	928
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	5,000	4,932	4,932
SIGNiX, Inc. (12)	Software	Term Loan (12.69% cash (Libor + 11.00%; Floor 11.50%), 8.67% ETP, Due 2/1/20)	1,571	1,569	500
xAd, Inc. (2)(12)	Software	Term Loan (10.39% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	4,583	4,533	4,533
		Term Loan (10.39% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	4,583	4,533	4,533
		Term Loan (10.39% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	2,750	2,720	2,720
		Term Loan (10.39% cash (Libor + 8.70%; Floor 10.00%), 4.75% ETP, Due 11/1/21)	1,833	1,813	1,813
Total Non-Affiliate Debt Investments — Technology				159,751	156,052
Non-Affiliate Debt Investments — Healthcare information and services — 12.8% (8)
Kate Farms, Inc. (2)(12)	Other Healthcare	Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,852	4,852
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,919	4,919

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
HealthEdge Software, Inc. (2)(12)	Software	Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 7/1/22)	3,571	3,533	3,533
		Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/23)	3,214	3,180	3,180
		Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 4/1/23)	3,482	3,444	3,444
		Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 1/1/24)	3,750	3,707	3,707
Total Non-Affiliate Debt Investments — Healthcare information and services				23,635	23,635
Total Non- Affiliate Debt Investments				286,185	282,486
Non-Affiliate Warrant Investments — 5.9% (8)
Non-Affiliate Warrants — Life Science — 0.7% (8)
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,632 Common Stock Warrants		122	—
Celsion Corporation (2)(5)(12)	Biotechnology	95,057 Common Stock Warrants		65	6
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		52	20
Encore Dermatology, Inc. (2)(12)	Biotechnology	1,510,878 Preferred Stock Warrants		113	—
Espero BioPharma, Inc. (2)(5)(12)	Biotechnology	1,507,917 Common Stock Warrants		184	—
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	3
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	216,138 Common Stock Warrants		140	222
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	16
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	274,725 Common Stock Warrants		20	16
Revance Therapeutics, Inc. (5)(12)	Biotechnology	34,113 Common Stock Warrants		68	77
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	25
Sunesis Pharmaceuticals, Inc. (5)(12)	Biotechnology	2,050 Common Stock Warrants		5	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	373,333 Common Stock Warrants		95	—
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants		24	29
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants		66	69
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	1,145,000 Preferred Stock Warrants		149	158
CSA Medical, Inc. (12)	Medical Device	1,260,345 Preferred Stock Warrants		147	146
CVRx, Inc.(2)(12)	Medical Device	750,000 Preferred Stock Warrants		76	84
Lantos Technologies, Inc. (2)(12)	Medical Device	560,832 Preferred Stock Warrants		253	44
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants		238	154
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants		83	85
NinePoint Medical, Inc. (2)(12)	Medical Device	29,102 Preferred Stock Warrants		33	6
VERO Biotech LLC (2)(12)	Medical Device	408 Common Stock Warrants		53	55
Total Non-Affiliate Warrants — Life Science				2,127	1,215
Non-Affiliate Warrants — Technology — 4.8% (8)
Audacy Corporation (2)(12)	Communications	1,545,575 Preferred Stock Warrants		193	—
Intelepeer Holdings, Inc. (2)(12)	Communications	2,134,617 Preferred Stock Warrants		145	75
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		93	159
Betabrand Corporation (2)(12)	Consumer-related Technologies	248,210 Preferred Stock Warrants		101	104
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		67	832
Le Tote, Inc. (2)(12)	Consumer-related Technologies	202,974 Preferred Stock Warrants		63	361
Mohawk Group Holdings, Inc. (2)(12)	Consumer-related Technologies	76,923 Common Stock Warrants		195	2
Rhapsody International Inc. (2)(12)	Consumer-related Technologies	852,273 Common Stock Warrants		164	—
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants		34	34
Canara, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants		242	288
Kaminario, Inc. (2)(12)	Data Storage	18,616,925 Preferred Stock Warrants		234	272
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants		75	9
IgnitionOne, Inc. (2)(12)	Internet and Media	262,910 Preferred Stock Warrants		672	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants		91	77
Skillshare, Inc. (2)(12)	Internet and Media	173,717 Preferred Stock Warrants		162	162
Verve Wireless, Inc. (2)(12)	Internet and Media	112,805 Common Stock Warrants		121	—
The NanoSteel Company, Inc. (2)(12)	Materials	467,277 Preferred Stock Warrants		233	7
Kinestral, Inc. (2)(12)	Power Management	3,454,774 Preferred Stock Warrants		606	606
Avalanche Technology, Inc. (2)(12)	Semiconductors	202,602 Preferred Stock Warrants		101	170
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants		80	—
Bridge2 Solutions, Inc. (2)(12)	Software	172,958 Common Stock Warrants		768	2,230
BSI Platform Holdings, LLC (2)(12)(13)	Software	187,500 Preferred Stock Warrants		26	20
Clarabridge, Inc. (12)	Software	53,486 Preferred Stock Warrants		17	106
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants		28	23
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		22	280
OutboundEngine, Inc. (2)(12)	Software	600,000 Preferred Stock Warrants		77	83
Revinate, Inc. (2)(12)	Software	459,770 Preferred Stock Warrants		36	38
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	253

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants		118	116
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants		225	—
Skyword, Inc. (12)	Software	301,056 Preferred Stock Warrants		48	4
Sys-Tech Solutions, Inc. (2)(12)	Software	375,000 Preferred Stock Warrants		242	2,331
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants		42	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants		177	249
Total Non-Affiliate Warrants — Technology				5,510	8,891
Non-Affiliate Warrants — Sustainability — 0.1% (8)
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants		100	—
Total Non-Affiliate Warrants — Sustainability				100	—
Non-Affiliate Warrants — Healthcare information and services — 0.4% (8)
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants		42	—
Kate Farms, Inc. (2)(12)	Other Healthcare	69,137 Preferred Stock Warrants		86	86
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		74	63
Catasys, Inc. (2)(5)(12)	Software	51,185 Common Stock Warrants		193	304
HealthEdge Software, Inc. (2)(12)	Software	205,481 Preferred Stock Warrants		84	73
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		60	197
Total Non-Affiliate Warrants — Healthcare information and services				539	723
Total Non-Affiliate Warrants				8,276	10,829
Non-Affiliate Other Investments — 0.3% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		61	500
Total Non-Affiliate Other Investments				61	500

Non-Affiliate Equity — 0.3% (8)
Palatin Technologies, Inc. (2)(5)	Biotechnology	5,249 Common Stock		31	4
Revance Therapeutics, Inc.(5)	Biotechnology	5,125 Common Stock		73	83
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	4
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	84
Verve Wireless, Inc. (2)(12)	Internet and Media	100,598 Preferred Stock		224	—
Zeta Global Holdings Corp. (2)(12)	Internet and Media	18,405 Common Stock		240	240
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		74	74
Total Non-Affiliate Equity				734	489
Total Non-Affiliate Portfolio Investment Assets				$295,256	$294,304

Non-controlled Affiliate Investments — 4.7% (8)
Non-controlled Affiliate Debt Investments — Technology — 3.2% (8)
Decisyon, Inc. (12)	Software	Term Loan (13.998% cash (Libor + 12.31%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	$1,206	$1,206	$1,206
		Term Loan (14.41% cash (Libor + 12.31%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	660	639	639
		Term Loan (12.02% cash, Due 6/1/21)	234	234	234
		Term Loan (12.03% cash, Due 6/1/21)	234	234	234
		Term Loan (12.24% cash, Due 6/1/21)	704	704	704
		Term Loan (13.08% cash, Due 6/1/21)	283	283	283
		Term Loan (13.10% cash, Due 6/1/21)	187	187	187
StereoVision Imaging, Inc. (12)	Software	Term Loan (8.72% Cash (Libor + 7.03%; Floor 8.50%), 8.50% ETP, Due 9/1/21) (11)	2,783	2,382	2,382
Total Non-controlled Affiliate Debt Investments — Technology				5,869	5,869

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—
Non-controlled Affiliate Equity — Technology — 1.5% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (12)	Software	1,943,572 Common Stock		791	2,653
Total Non-controlled Affiliate Equity				976	2,728
Total Non-controlled Affiliate Portfolio Investment Assets				$6,891	$8,597

Controlled Affiliate Investments — 9.0% (8)
Controlled Affiliate Equity — Financial — 9.0% (8)
Horizon Secured Loan Fund I LLC (12)(14)	Investment funds			$16,684	$16,650
Total Controlled Affiliate Equity				16,684	16,650
Total Controlled Affiliate Portfolio Investment Assets				$16,684	$16,650

Total Portfolio Investment Assets — 173.7% (8)				$318,831	$319,551

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Short Term Investments — Unrestricted Investments — 5.3% (8)
US Bank Money Market Deposit Account			$9,787	$9,787
Total Short Term Investments —Unrestricted Investments			$9,787	$9,787

Short Term Investments — Restricted Investments—0.6% (8)
US Bank Money Market Deposit Account			$1,133	$1,133
Total Short Term Investments —Restricted Investments			$1,133	$1,133

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility and/or the the Asset-Backed Notes.
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

(10)ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.

(11)Debt investment has a PIK feature.

(12)The fair value of the investment was valued using significant unobservable inputs.

(13)New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

(14)On June 1, 2018, the Company entered into an agreement with Arena to co-invest through HSLFI, a joint venture, which is expected to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers, which consists of two representatives of the Company and Arena. Although the Company owns more than 25% of the voting securities of HSLFI, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

(15)Debt investment is on non-accrual status as of December 31, 2019.

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

The Company formed Horizon Funding 2019-1 LLC (“2019-1 LLC”) as a Delaware limited liability company on May 2, 2019 and Horizon Funding Trust 2019-1 on May 15, 2019 (“2019-1 Trust” and, together with the 2019-1 LLC, the “2019-1 Entities”). The 2019-1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2019-1 Entities for purposes of securitizing the Asset-Backed Notes.

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

Note 2. Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting soley of normal recurring accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019.

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

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including 2019-1 Entities, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2020, there were three debt investments on non-accrual status with a cost of $12.8 million and a fair value of $9.4 million. As of December 31, 2019, there were two investments on non-accrual status with a cost of $5.7 million and a fair value of $2.0 million. For the three months ended March 31, 2020, the Company recognized, as interest income, payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status. For the three months ended March 31, 2019, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended March 31, 2020 and 2019 was 7.4% and 8.1%, respectively.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2020, HSLFI made no distributions classified as dividend income to the Company. For the three months ended March 31, 2019, HSLFI distributed $0.2 million classified as dividend income to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of March 31, 2020 and December 31, 2019 was $3.1 million and $3.3 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2020 and December 31, 2019 were $3.3 million and $3.1 million, respectively. The amortization expense for the three months ended March 31, 2020 and 2019 was $0.2 million.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification, as amended (“ASC”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2019, the Company reclassified $0.2 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2020 and 2019, there was no U.S. federal excise tax recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2020 and December 31, 2019. The Company’s income tax returns for the 2018, 2017 and 2016 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended March 31, 2020, the Company sold 1,285,410 shares of common stock under the Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $16.2 million, including $0.3 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2020, shares representing approximately $9.0 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement. See “Note 12 – Subsequent Events”.

Stock Repurchase Program

On April 24, 2020, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2021 or the repurchase of $5.0 million of the Company’s common stock. During the three months ended March 31, 2020 and 2019, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through March 31, 2020, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

The base management fee payable at March 31, 2020 and December 31, 2019 was $0.5 million. The base management fee expense was $1.6 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The net performance based incentive fee expense was $1.1 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. The performance based incentive fee payable as of March 31, 2020 and December 31, 2019 was $1.1 million and $1.6 million, respectively. The entire incentive fee payable as of March 31, 2020 and December 31, 2019 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Note 4. Investments

The following table shows the Company’s investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$316,910	$307,557	$292,054	$288,355
Warrants	6,816	6,374	8,322	10,829
Other	33	500	61	500
Equity	1,382	3,131	1,710	3,217
Equity interest in HSLFI	17,127	16,944	16,684	16,650
Total investments	$342,268	$334,506	$318,831	$319,551

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$62,106	$57,609	$42,886	$42,265
Drug Delivery	1,635	1,540	1,628	1,533
Medical Device	78,531	78,429	60,660	60,807
Technology
Communications	4,617	2,014	4,561	1,734
Consumer-Related	44,585	44,185	43,412	44,196
Data Storage	24,972	25,170	24,928	25,012
Internet and Media	16,287	16,181	24,089	22,992
Materials	8,704	8,299	8,717	8,491
Power Management	12,066	11,745	11,813	11,813
Semiconductors	181	167	181	170
Software	47,755	48,174	54,998	59,530
Sustainability
Energy Efficiency	100	—	100	—
Healthcare Information and Services
Diagnostics	42	—	42	—
Other	9,942	9,859	9,931	9,920
Software	13,618	14,190	14,201	14,438
Investment funds
HSLFI	17,127	16,944	16,684	16,650
Total investments	$342,268	$334,506	$318,831	$319,551

Horizon Secured Loan Fund I LLC

On June 1, 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either the Company or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value using the same valuation methodology as described in Note 6. As of March 31, 2020 and December 31, 2019, HSLFI had total assets of $36.5 million and $48.3 million, respectively. HSLFI’s portfolio consisted of debt investments in seven and eight portfolio companies as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million and the five largest investments in portfolio companies in the HSLFI totaled $30.3 million. As of March 31, 2020 and December 31, 2019, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which the Company may directly invest.

The Company invests cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of March 31, 2020 and December 31, 2019, the Company and Arena each owned 50.0% of the equity interests of HSLFI. The Company had an original commitment to fund $25.0 million of equity interests in HSLFI. As of March 31, 2020 and December 31, 2019, $9.8 million was unfunded. The Company’s investment in HSLFI consisted of an equity contribution of $15.2 million as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, there were no distributions from HSLFI. During the three months ended March 31, 2019, HSLFI distributed $0.5 million.

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

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and the Company, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement (the “NYL Facility”) with several entities owned or affiliated with New York Life Insurance Company (“Noteholders”) for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement’s investment period has ended and the loan thereunder is in rapid amortization. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $2.6 million in advances made by the Noteholders as of March 31, 2020 at an interest rate of 4.98%. There were $15.0 million in advances made by the Noteholders as of December 31, 2019 at an interest rate of 4.98%.

On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase, for $17.1 million. In addition, Arena will receive 50% of the warrants held by HSLFI or HFI at closing. HSLFI is now wholly-owned by the Company and in future reporting periods, the assets of HSLFI and HFI will be consolidated with the assets of the Company.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows HSLFI’s investments as of March 31, 2020:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,468	$2,468
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,468	2,468
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,934	4,638
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,931	4,931
Total Debt Investments — Life science				14,801	14,505
Debt Investments — Technology
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,171	8,171
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,965	2,965
OutboundEngine, Inc. (6)(7)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	500	491	491
Revinate, Inc. (6)(7)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,955	3,955
Total Debt Investments — Technology				15,582	15,582
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (9.83% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,712	3,712
Total Debt Investments — Healthcare information and services				3,712	3,712
Total Debt Investments				34,095	33,799

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	—
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	—
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	13
CSA Medical, Inc. (6)(7)	Medical Device	17,751 Preferred Stock Warrants		2	2
Total Warrant Investments — Life science				143	15
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	2,081,934 Preferred Stock Warrants		82	67
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	57
OutboundEngine, Inc. (6)(7)	Software	40,000 Preferred Stock Warrants		5	5
Revinate Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	16
Total Warrant Investments — Technology				180	145
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	110
Total Warrant Investments — Healthcare information and services				16	110
Total Warrant Investments				339	270

Total Portfolio Investment Assets				$34,434	$34,069

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$287	$287
Total Short Term Investments — Unrestricted Investments				$287	$287

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of March 31, 2020 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following table shows HSLFI’s investments as of December 31, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,464	$2,464
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,464	2,464
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,924	4,924
Total Debt Investments — Life science				14,781	14,781
Debt Investments — Technology
Bridge2 Solutions, LLC (6)(7)	Software	Term Loan (11.00% cash (Libor + 8.4%; Floor 11.00%), 2.00% ETP, Due 9/1/23)	500	481	481
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,163	8,163
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,961	2,961
OutboundEngine, Inc. (6)(7)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	500	491	491
Revinate, Inc. (6)(7)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,952	3,952
Total Debt Investments — Technology				16,048	16,048
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,709	3,709
Total Debt Investments — Healthcare information and services				3,709	3,709
Total Debt Investments				34,538	34,538

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	6
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	—
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	74
CSA Medical, Inc. (6)(7)	Medical Device	17,751 Preferred Stock Warrants		2	2
Total Warrant Investments — Life science				143	82
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	2,081,934 Preferred Stock Warrants		82	72
Bridge2 Solutions, LLC (6)(7)	Software	2,500 Common Stock Warrants		18	34
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	62
OutboundEngine, Inc. (6)(7)	Software	40,000 Preferred Stock Warrants		5	6
Revinate Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	18
Total Warrant Investments — Technology				198	192
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	17
Total Warrant Investments — Healthcare information and services				16	17
Total Warrant Investments				357	291

Total Portfolio Investment Assets				$34,895	$34,829

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$11,201	$11,201
Total Short Term Investments — Unrestricted Investments				$11,201	$11,201

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)				$138	$138
Total Short Term Investments — Restricted Money Market Funds				$138	$138

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest,

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2019 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following tables show certain summarized financial information for HSLFI as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $34,434 and $34,895, respectively)	$34,069	$34,829
Cash and cash equivalents	465	503
Investments in money market funds	287	11,201
Restricted investments in money market funds	—	138
Interest receivable	589	477
Other assets	1,055	1,109
Total assets	$36,465	$48,257

Borrowings	$2,648	$14,955
Other liabilities	53	126
Total liabilities	2,701	15,081
Members’ equity	33,764	33,176
Total liabilities and members’ equity	$36,465	$48,257

	For the three months ended
	March 31,
	2020	2019
	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,024	$849
Total expenses	$164	$187
Net investment income	$860	$662
Net realized gain on investments	$26	$—
Net unrealized (depreciation) appreciation on investments	$(298)	$8
Net increase in net assets resulting from operations	$588	$670

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended March 31, 2020 were as follows:

			Three months ended March 31, 2020
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	March 31,	Net realized	Interest
Company	2019	Purchases	Payments	fair value	accretion	gain/(loss)	2020	gain/(loss)	income
	(In thousands)
Decisyon, Inc.	$1,206	$—	$(25)	$—	$—	$(189)	$992	$—	$46
	639	—	(14)	—	4	(100)	529	—	24
	234	—	(7)	—	—	(36)	191	—	7
	234	—	(7)	—	—	(36)	191	—	7
	704	—	(19)	—	—	(110)	575	—	22
	283	—	(7)	—	—	(44)	232	—	9
	187	—	(4)	—	—	(28)	155	—	6
	75	—	—	—	—	—	75	—	—
StereoVision, Inc.	2,382	—	—	—	—	—	2,382	—	61
	2,653	—	—	—	—	—	2,653	—	—
Total non-controlled affiliates	$8,597	$—	$(83)	$—	$4	$(543)	$7,975	$—	$182

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2019 were as follows:

			Year ended December 31, 2019
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	December 31,	Net realized	Interest
Company	2018	Purchases	Payments	fair value	accretion	gain/(loss)	2019	gain/(loss)	income
	(In thousands)
Decisyon, Inc.	$1,464	$—	$(316)	$—	$—	$58	$1,206	$—	$212
	764	—	(173)	—	17	31	639	—	112
	240	—	(16)	—	—	10	234	—	31
	240	—	(16)	—	—	10	234	—	31
	721	—	(46)	—	—	29	704	—	93
	289	—	(17)	—	—	11	283	—	39
	192	—	(13)	—	—	8	187	—	26
	75	—	—	—	—	—	75	—	—
StereoVision, Inc.	2,798	—	(416)	—	—	—	2,382	—	295
	791	—	—	—	—	1,862	2,653	—	—
Total non-controlled affiliates	$7,574	$—	$(1,013)	$—	$17	$2,019	$8,597	$—	$839

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the three months ended March 31, 2020 were as follows:

			Three months ended March 31, 2020

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	March 31,	Dividend
Company	2019	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2020	income
	(In thousands)
HSLFI(1)	$16,650	$—	$—	$—	$430	$(149)	$13	$16,944	$430
Total controlled affiliates	$16,650	$—	$—	$—	$430	$(149)	$13	$16,944	$430

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members provide cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers, which consists of two representatives of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

Transactions related to investments in controlled affiliated companies for the year ended December 31, 2019 were as follows:

			Year ended December 31, 2019

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2018	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2019	income
	(In thousands)
HSLFI(1)	$13,243	$1,900	$(715)	$—	$2,236	$(14)	$—	$16,650	$2,236
Total controlled affiliates	$13,243	$1,900	$(715)	$—	$2,236	$(14)	$—	$16,650	$2,236

(1)	The Company and Arena are the members of HSLFI, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members provide cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions require unanimous approval of a quorum of HSLFI’s board of managers, which consists of two representatives of the Company and Arena. Because management of HSLFI is shared equally between the Company and Arena, the Company does have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by the Board, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded such portfolio investment.

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At March 31, 2020 and December 31, 2019, the hypothetical market yields used ranged from 10% to 29% and 10% to 16%, respectively. Significant increases (decreases) in this unobservable input would result in a

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

Under certain circumstances, the Company may use an alternative technique to value debt investments that better reflects its fair value such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability.

Warrant investments: The Company values its warrants using the Black-Scholes valuation model incorporating the following material assumptions:

●	Underlying asset value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.
●	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on indices of publicly traded companies similar in nature to the underlying company issuing the warrant. A total of seven such indices are used. Significant increases (decreases) in this unobservable input would result in a significantly higher (lower) fair value measurement.
●	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.
●	Other adjustments, including a marketability discount on private company warrants, are estimated based on management’s judgment about the general industry environment.
●	Historical portfolio experience on cancellations and exercises of the Company’s warrants are utilized as the basis for determining the estimated time to exit of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input would result in significantly higher (lower) fair value measurement.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of March 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2020:

March 31, 2020
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$290,985	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 29%	13%
	7,072	Liquidation Scenario	Probability Weighting	100%	100%
	9,500	Multiple Probability Weighted Cash Flow Model	Probability Weighting	20% – 50%	38%

Warrant investments	5,603	Black-Scholes Valuation Model	Price Per Share	$0.00 – $980.00	$21.69
			Average Industry Volatility	22%	22%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	3	years

	477	Estimated Proceeds	Price Per Share	$2.32	$2.32

Other investments	500	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	3,125	Last Equity Financing	Price Per Share	$0.00 – $13.04	$2.71
Total Level 3 investments	$317,262

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2019:

December 31, 2019
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$262,635	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 16%	12%
	13,864	Liquidation Scenario	Probability Weighting	13% – 100%	50%
	11,856	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% – 60%	38%

Warrant investments	5,598	Black-Scholes Valuation Model	Price Per Share	$0.00 – $980.00	$12.42
			Average Industry Volatility	22%	22%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	3	years
			Price Per Share	$6.22 – $12.90	$9.48
	4,561	Estimated Proceeds	Discount Rate	0% – 20%	10%

Other investments	500	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	3,125	Last Equity Financing	Price Per Share	$0.00 – $13.04	$2.71
Total Level 3 investments	$302,139

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Borrowings: The carrying amount of borrowings under the Company’s revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On March 31, 2020, the closing price of the 2022 Notes on the New York Stock Exchange was $20.88 per note, or $31.2 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on March 31, 2020, the Asset-Backed Notes (as defined in Note 7) were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments in money market funds	$—	$845	$—	$845
Restricted investments in money market funds	$—	$1,177	$—	$1,177
Debt investments	$—	$—	$307,557	$307,557
Warrant investments	—	294	6,080	6,374
Other investments	—	—	500	500
Equity investments	6	—	3,125	3,131
Equity interest in HSLFI(1)	—	—	—	16,944
Total investments	$6	$294	$317,262	$334,506

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments in money market funds	$—	$9,787	$—	$9,787
Restricted investments in money market funds	$—	$1,133	$—	$1,133
Debt investments	$—	$—	$288,355	$288,355
Warrant investments	—	670	10,159	10,829
Other investments	—	—	500	500
Equity investments	92	—	3,125	3,217
Equity interest in HSLFI(1)	—	—	—	16,650
Total investments	$92	$670	$302,139	$319,551

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2020:

	Three months ended March 31, 2020
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$288,355	$10,159	$3,125	$500	$302,139
Purchase of investments	50,646	—	—	—	50,646
Warrants and equity received and classified as Level 3	—	367	—	—	367
Principal payments received on investments	(25,906)	—	—	(28)	(25,934)
Proceeds from sale of investments	(30)	(5,228)	—	—	(5,258)
Net realized gain (loss) on investments	30	3,423	(225)	—	3,228
Unrealized (depreciation) appreciation included in earnings	(5,654)	(2,641)	225	28	(8,042)
Other	116	—	—	—	116
Level 3 assets, end of period	$307,557	$6,080	$3,125	$500	$317,262

During the three months ended March 31, 2020, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2020 includes $5.6 million in unrealized depreciation on debt and other investments and $0.1 million in unrealized appreciation on warrant investments.

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

As of March 31, 2020 and December 31, 2019, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$125,000	$45,000	$80,000	$125,000	$17,000	$108,000
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	262,375	182,375	80,000	262,375	154,375	108,000
Unamortized debt issuance costs attributable to term borrowings	—	(2,195)	—	—	(2,325)	—
Total borrowings outstanding, net	$262,375	$180,180	$80,000	$262,375	$152,050	$108,000

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

As of March 31, 2020, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of March 31, 2020, the asset coverage for borrowed amounts was 206%.

The Company entered into the Key Facility with Key effective November 4, 2013. On December 28, 2018, the Company amended the Key Facility, increasing the aggregate commitments under the Key Facility by $25 million to $125

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

million. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility has a revolving period that extends to April 6, 2021, followed by a two-year amortization period and is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 0.99% and 1.76% on March 31, 2020 and December 31, 2019, respectively. The average interest rate for the three months ended March 31, 2020 and 2019 was 4.92% and 5.76%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of March 31, 2020 and December 31, 2019, the Company had borrowing capacity under the Key Facility of $80.0 million and $108.0 million, respectively. At March 31, 2020 and December 31, 2019, $12.8 million and $24.2 million, respectively, was available, subject to existing terms and advance rates.

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2020, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

On August 13, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the Asset-Backed Notes. The Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC on August 13, 2019.  There has been no change in the rating since August 13, 2019.

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

At March 31, 2020 and December 31, 2019, the Asset-Backed Notes had an outstanding principal balance of $100.00 million.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At March 31, 2020 and December 31, 2019, there was approximately $1.2 million and $1.1 million of restricted investments, respectively.

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

The balance of unfunded commitments to extend credit was $44.0 million and $49.5 million as of March 31, 2020 and December 31, 2019, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2020:

	March 31, 2020
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability
	(In thousands)
Betabrand Corporation	$1,125	$32
Castle Creek Biosciences, Inc.	5,000	54
Espero Biopharma, Inc.	100	—
Kate Farms, Inc.	5,000	67
Keypath Education Holdings, LLC	5,000	103
Kinestral Technologies, Inc.	3,000	121
LogicBio, Inc.	5,000	—
Maculogix, Inc.	3,750	37
Mustang Bio, Inc.	—	97
Revinate, Inc.	5,000	60
Skillshare, Inc.	11,000	199
Total	$43,975	$770

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2020, which totaled $0.8 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 28% of total debt investments outstanding as of March 31, 2020 and December 31, 2019. No single debt investment represented more than 10% of the total debt investments as of March 31, 2020 and December 31, 2019. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 28% and 26% of total interest and fee income on investments for the three months ended March 31, 2020 and 2019, respectively.

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2020 and for the year ended December 31, 2019:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Three Months Ended March 31, 2020
2/28/20	5/19/20	6/16/20	$0.10	$—	—	$—
2/28/20	4/17/20	5/15/20	0.10	—	—	—
2/28/20	3/18/20	4/15/20	0.15	2,497	3,144	31
			$0.35	$2,497	3,144	$31
Year Ended December 31, 2019
10/25/19	2/19/20	3/16/20	$0.10	$1,659	1,561	$18
10/25/19	1/17/20	2/14/20	0.10	1,660	1,234	17
10/25/19	12/18/19	1/15/20	0.10	1,519	1,115	15
7/26/19	11/19/19	12/16/19	0.10	1,467	1,215	15
7/26/19	10/18/19	11/15/19	0.10	1,442	1,226	16
7/26/19	9/19/19	10/16/19	0.10	1,412	1,258	15
4/26/19	8/19/19	9/17/19	0.10	1,366	1,274	15
4/26/19	7/18/19	8/15/19	0.10	1,339	1,261	15
4/26/19	6/19/19	7/16/19	0.10	1,338	1,339	16
3/1/19	5/17/19	6/17/19	0.10	1,339	1,308	15
3/1/19	4/18/19	5/15/19	0.10	1,332	1,885	22
3/1/19	3/19/19	4/16/19	0.10	1,139	1,199	15
			$1.20	$17,012	15,875	$194

On April 24, 2020, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
June 17, 2020	June 18, 2020	July 15, 2020	$0.10
July 16, 2020	July 17, 2020	August 14, 2020	$0.10
August 17, 2020	August 18, 2020	September 15, 2020	$0.10

After paying distributions of $0.30 per share and earning net investment income of $0.26 per share for the quarter, the Company’s undistributed spillover income as of March 31, 2020 was $0.38 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Three months ended March 31,
	2020		2019
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.83		$11.64
Net investment income	0.26		0.28
Realized gain on investments	0.21		0.10
Unrealized depreciation on investments	(0.51)		(0.12)
Net (decrease) increase in net assets resulting from operations	(0.04)		0.26
Distributions declared(1)	(0.35)		(0.30)
From net investment income	(0.35)		(0.30)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.04		(0.05)
Net asset value at end of period	$11.48		$11.55
Per share market value, beginning of period	$12.93		$11.25
Per share market value, end of period	$8.12		$11.79
Total return based on a market value (3)	(34.9)%		7.5%
Shares outstanding at end of period	16,852,610		13,538,481
Ratios, net of waivers, to average net assets:
Expenses without incentive fees	10.1	%(4)	11.7	%(4)
Incentive fees	2.3	%(4)	2.2	%(4)
Net expenses	12.4	%(4)	13.9	%(4)
Net investment income with incentive fees	9.1	%(4)	8.9	%(4)
Ratios, without waivers, to average net assets:
Expenses without incentive fees(4)	10.1	%(4)	11.7	%(4)
Incentive fees(4)	2.3	%(4)	5.4	%(4)
Net expenses(4)	12.4	%(4)	17.1	%(4)
Net investment income with incentive fees(4)	9.1	%(4)	5.8	%(4)
Net assets at the end of the period	$193,457		$156,424
Average net asset value	$188,756		$145,341
Average debt per share	$9.28		$10.69
Portfolio turnover ratio	17.3%		17.2%

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	During the three months ended March 31, 2019, the Advisor waived $1.1 million of performance based incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subsequent events

On April 9, 2020, HealthEdge Software, Inc. (“HealthEdge”) paid the outstanding principal balance of $13.1 million on its venture loan, plus interest, end-of-term payment and prepayment fee. Horizon also received proceeds of approximately $0.5 million in connection with the termination of Horizon’s warrants in HealthEdge.

On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase,  for $17.1 million. In addition, Arena will receive 50% of the warrants held by HSLFI or HFI at closing. HSLFI is now wholly-owned by the Company and in future reporting periods, the assets of HSLFI and HFI will be consolidated with the assets of the Company.

COVID-19

As the global spread of COVID-19 continues, the Company has experienced increased market volatility and economic uncertainty that may have materially affected the valuation of portfolio investments, and may continue to; such changes to the valuation of portfolio investments accordingly affect the Company’s net asset value. The Company is continuing to assess what additional adverse financial and operational consequences may result from the global spread of COVID-19 and the associated economic turbulence, however, the extent of such consequences remains uncertain as of the filing of this Form 10-Q.

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

Forward-looking statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing debt investments, warrants and other investments;
●	the introduction, withdrawal, success and timing of business initiatives and strategies;
●	general economic and political trends and other external factors, including the current COVID-19 pandemic;
●	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Finance Management LLC, or the Advisor;
●	the impact of increased competition;
●	the impact of investments we intend to make and future acquisitions and divestitures;
●	the unfavorable resolution of legal proceedings;
●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
●	our regulatory structure and tax status;
●	our ability to qualify and maintain qualification as a regulated investment company, or RIC, and as a business development company, or BDC;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;
●	the ability of our portfolio companies to achieve their objective;

●	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
●	the impact of the Small Business Credit Availability Act, or SBCAA, on our operations and the BDC industry;
●	our contractual arrangements and relationships with third parties;
●	our ability to access capital and any future financings by us;
●	the ability of our Advisor to attract and retain highly talented professionals;
●	the impact of changes to tax legislation and, generally, our tax position; and
●	our ability to fund unfunded commitments, including unfunded commitments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2019, and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of March 31, 2020, 100%, or $307.6 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. Section 61(a) of the 1940 Act to add Section 61(a)(2) enables BDCs to reduce their asset coverage requirements from 200% to 150%. This provision permits a BDC to double the maximum amount of leverage that it is permitted to incur. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. We received approval from our stockholders to reduce our asset coverage requirement from 200% to 150% on October 30, 2018. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	36	$307,557	92.0%	35	$288,355	90.2%
Warrants	64	6,374	1.9	66	10,829	3.4
Other investments	1	500	0.1	1	500	0.2
Equity	6	3,131	0.9	9	3,217	1.0
Equity interest in HSLFI	1	16,944	5.1	1	16,650	5.2
Total		$334,506	100.0%		$319,551	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,
	2020	2019
	(In thousands)
Beginning portfolio	$319,551	$248,441
New debt investments	50,646	38,082
Principal payments received on investments	(8,987)	(4,523)
Early pay-offs	(16,947)	(14,090)
Accretion of debt investment fees	1,063	658
New debt investment fees	(580)	(538)
Proceeds from sale of investments	(5,680)	(1,768)
Dividend income from controlled affiliate investment	430	331
Distributions from controlled affiliate investment	—	(233)
Net realized gain on investments	3,492	1,151
Net unrealized depreciation on investments	(8,482)	(1,359)
Ending portfolio	$334,506	$266,152

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$57,391	18.7%	$41,789	14.5%
Drug Delivery	1,540	0.6	1,533	0.6
Medical Device	77,266	25.1	59,477	20.6
Technology
Communications	1,800	0.6	1,500	0.5
Consumer-Related	42,809	13.9	42,779	14.8
Data Storage	24,495	8.0	24,452	8.5
Internet and Media	15,718	5.1	22,504	7.8
Materials	8,138	2.6	8,410	2.9
Power Management	11,200	3.6	11,207	3.9
Software	44,136	14.3	51,069	17.7
Healthcare Information and Services
Other Healthcare	9,782	3.2	9,771	3.4
Software	13,282	4.3	13,864	4.8
Total	$307,557	100.0%	$288,355	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 28% of total debt investments outstanding as of March 31, 2020 and December 31, 2019. No single debt investment represented more than 10% of our total debt investments as of March 31, 2020 and December 31, 2019.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2020 and December 31, 2019, our debt investments had a weighted average credit rating of 2.9 and 3.1, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	2	$16,993	5.5%	4	$45,339	15.7%
3	26	232,037	75.5	26	216,128	75.0
2	6	56,227	18.3	3	24,888	8.6
1	2	2,300	0.7	2	2,000	0.7
Total	36	$307,557	100.0%	35	$288,355	100.0%

As of March 31, 2020, there were two debt investments with an internal credit rating of 1, with a cost of $5.8 million and a fair value of $2.3 million. As of December 31, 2019, there were two debt investments with an internal credit rating of 1, with an aggregate cost of $5.7 million and an aggregate fair value of $2.0 million.

Horizon Secured Loan Fund I LLC

On June 1, 2018, we and Arena Sunset SPV, LLC, or Arena, formed a joint venture, Horizon Secured Loan Fund I, or HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and is not consolidated by either us or Arena for financial reporting purposes. Investments held by HSLFI are measured at fair value. As of March 31, 2020 and December 31, 2019, HSLFI had total assets of $36.5 million and $48.3 million, respectively. HSLFI’s portfolio consisted of debt investments in seven and eight portfolio companies as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million and the five largest investments in portfolio companies in the HSLFI totaled $30.3 million. As of March 31, 2020 and December 31, 2019, HSLFI had no investments on non-accrual status. HSLFI invests in portfolio companies in the same industries in which we may directly invest.

We invest cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of March 31, 2020 and December 31, 2019, we and Arena each owned 50.0% of the equity interests of HSLFI. We had an original commitment to fund $25.0 million of equity interests in HSLFI. As of March 31, 2020 and December 31, 2019, $9.8 million was unfunded. Our investment in HSLFI consisted of an equity contribution of $15.2 million as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, there were no distributions from HSLFI. For the three months endedMarch 31, 2019, HSLFI distributed $0.5 million.

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

In addition, on June 1, 2018, HSLFI entered into a sale and servicing agreement with HFI, as Issuer, and us, as Servicer, pursuant to which HSLFI will sell or contribute to HFI certain secured loans made to certain portfolio companies. HFI entered into a Note Funding Agreement, or the NYL Facility, with several entities owned or affiliated with New York Life Insurance Company, or the Noteholders, for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement’s investment period has ended and the loan thereunder is in rapid amortization. Any notes issued by HFI will be collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $2.6 million in advances made by the Noteholders as of March 31, 2020 at an interest rate of 4.98%. There were $15.0 million in advances made by the Noteholders as of December 31, 2019 at an interest rate of 4.98%.

The following table shows a summary of HSLFI’s investment portfolio for the three months ended March 31, 2020 and the year ended December 31, 2019:

	For the three months ended	For the year ended
	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Total investments at fair value	$34,069	$34,829
Dollar-weighted annualized yield on average debt investments(1)	11.9%	15.8%
Number of portfolio companies in HSLFI	9	10
Largest portfolio company investment at fair value	$11,193	$11,186

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect HSLFI’s expenses.

The following table shows HSLFI’s total portfolio investment activity as of and for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,
	2020	2019
	(In thousands)
Beginning portfolio	$34,829	$24,734
New debt investments	—	4,227
Early pay-offs	(500)	—
Accretion of debt investment fees	55	32
New debt investment fees	—	(39)
Proceeds from sale of investments	(43)	—
Net realized gain on investments	26	—
Net unrealized (depreciation) appreciation on investments	(298)	8
Ending portfolio	$34,069	$28,962

The following table shows HSLFI’s investments as of March 31, 2020:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,468	$2,468
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,468	2,468
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,934	4,638
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,931	4,931
Total Debt Investments — Life science				14,801	14,505
Debt Investments — Technology
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,171	8,171
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,965	2,965
OutboundEngine, Inc. (6)(7)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	500	491	491
Revinate, Inc. (6)(7)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,955	3,955
Total Debt Investments — Technology				15,582	15,582
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (9.83% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,712	3,712
Total Debt Investments — Healthcare information and services				3,712	3,712
Total Debt Investments				34,095	33,799

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	—
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	—
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	13
CSA Medical, Inc. (6)(7)	Medical Device	17,751 Preferred Stock Warrants		2	2
Total Warrant Investments — Life science				143	15
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	2,081,934 Preferred Stock Warrants		82	67
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	57
OutboundEngine, Inc. (6)(7)	Software	40,000 Preferred Stock Warrants		5	5
Revinate Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	16
Total Warrant Investments — Technology				180	145
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	110
Total Warrant Investments — Healthcare information and services				16	110
Total Warrant Investments				339	270

Total Portfolio Investment Assets				$34,434	$34,069

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$287	$287
Total Short Term Investments — Unrestricted Investments				$287	$287

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments, or ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate, or LIBOR, are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of March 31, 2020 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.

(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following table shows HSLFI’s investments as of December 31, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,464	$2,464
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,464	2,464
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,924	4,924
Total Debt Investments — Life science				14,781	14,781
Debt Investments — Technology
Bridge2 Solutions, LLC (6)(7)	Software	Term Loan (11.00% cash (Libor + 8.4%; Floor 11.00%), 2.00% ETP, Due 9/1/23)	500	481	481
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,163	8,163
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,961	2,961
OutboundEngine, Inc. (6)(7)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	500	491	491
Revinate, Inc. (6)(7)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,952	3,952
Total Debt Investments — Technology				16,048	16,048
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,709	3,709
Total Debt Investments — Healthcare information and services				3,709	3,709
Total Debt Investments				34,538	34,538

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	6
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	—
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	74
CSA Medical, Inc. (6)(7)	Medical Device	17,751 Preferred Stock Warrants		2	2
Total Warrant Investments — Life science				143	82
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	2,081,934 Preferred Stock Warrants		82	72
Bridge2 Solutions, LLC (6)(7)	Software	2,500 Common Stock Warrants		18	34
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	62
OutboundEngine, Inc. (6)(7)	Software	40,000 Preferred Stock Warrants		5	6
Revinate Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	18
Total Warrant Investments — Technology				198	192
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	17
Total Warrant Investments — Healthcare information and services				16	17
Total Warrant Investments				357	291

Total Portfolio Investment Assets				$34,895	$34,829

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$11,201	$11,201
Total Short Term Investments — Unrestricted Investments				$11,201	$11,201

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)				$138	$138
Total Short Term Investments — Restricted Money Market Funds				$138	$138

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2019 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following tables show certain summarized financial information for HSLFI as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $34,434 and $34,895, respectively)	$34,069	$34,829
Cash and cash equivalents	465	503
Investments in money market funds	287	11,201
Restricted investments in money market funds	—	138
Interest receivable	589	477
Other assets	1,055	1,109
Total assets	$36,465	$48,257

Borrowings	$2,648	$14,955
Other liabilities	53	126
Total liabilities	2,701	15,081
Members’ equity	33,764	33,176
Total liabilities and members’ equity	$36,465	$48,257

	For the three months ended
	March 31,
	2020	2019
	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,024	$849
Total expenses	$164	$187
Net investment income	$860	$662
Net realized gain on investments	$26	$—
Net unrealized (depreciation) appreciation on investments	$(298)	$8
Net increase in net assets resulting from operations	$588	$670

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended March 31, 2020 and 2019

The following table shows consolidated results of operations for the three months ended March, 2020 and 2019:

	For the three months ended
	March 31,
	2020	2019
	(In thousands)
Total investment income	$10,114	$8,306
Total expenses	5,832	6,213
Performance based incentive fee waived	—	(1,140)
Net expenses	5,832	5,073
Net investment income	4,282	3,233
Net realized gain on investments	3,492	1,151
Net unrealized depreciation on investments	(8,482)	(1,359)
Net (decrease) increase in net assets resulting from operations	$(708)	$3,025
Average debt investments, at fair value	$292,806	$221,933
Average borrowings outstanding	$155,111	$124,697

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $1.8 million, or 21.8%, to $10.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, total investment income consisted primarily of $9.6 million in interest income from investments, which included $2.1 million in income from the accretion of origination fees and ETPs, $0.1 million in fee income and $0.4 million in dividend income. Interest income on debt investments increased by $1.9 million, or 25.1%, to $9.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Interest income on debt investments for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 increased primarily due to an increase of $70.9 million, or 31.9%, in the average size of our debt investment portfolio, partially offset by a decrease in one-month LIBOR which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.2 million, or 66.0%, to $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an decrease in fees earned on lower principal prepayments received.

The following table shows our dollar-weighted annualized yield for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,
Investment type:	2020	2019
Debt investments(1)(2)	13.2%	14.4%
Equity interest in HSLFI and debt investments(1)(3)	13.1%	14.1%
Equity interest in HSLFI(1)(4)	10.9%	10.0
All investments(1)(5)	12.6%	13.1%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 28% and 26% of investment income for the three months ended March 31, 2020 and 2019, respectively.

Expenses

Net expenses increased by $0.8 million, or 15.0%, to $5.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.1 million, or 5.6%, to $2.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $30.4 million, or 24.4% offset by a reduction in our effective cost of debt, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Base management fee expense increased by $0.3 million, or 22.0%, to $1.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Base management fee increased primarily due to an increase of $70.9 million, or 31.9%, in the average size of our investment portfolio for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, offset by the reduced management fee rate on which the base management fee is calculated for assets in excess of $250 million.

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

Performance based incentive fee expense, net of the waiver above, increased by $0.3 million, or 32.5%, to $1.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was due to an increase of $1.3 million, or 32.5%, in Pre-Incentive Fee Net Investment Income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Administrative fee expense, professional fees and general and administrative were $1.0 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.

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

During the three months ended March 31, 2020, we realized net gains totaling $3.5 million primarily due to the realized gain from the consideration we received from the termination of warrants upon the sale of two portfolio companies. During the three months ended March 31, 2019, we realized net gains totaling $1.2 million primarily from the sale of our equity investment in one portfolio company and from the consideration we received from the termination of warrants upon the sale of one portfolio company.

During the three months ended March 31, 2020, net unrealized depreciation on investments totaled $8.5 million which was primarily due to (1) the unrealized depreciation on four of our debt investments and (2) the reversal of previously recorded unrealized appreciation from the termination of warrants upon the sale of two portfolio companies. During the three months ended March 31, 2019, net unrealized depreciation on investments totaled $1.4 million which was primarily due to the unrealized depreciation on one of our other investments.

Liquidity and capital resources

As of March 31, 2020 and December 31, 2019, we had cash and investments in money market funds of $38.8 million and $16.3 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of March 31, 2020 and December 31, 2019, we had $1.2 million and $1.1 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our public debt offerings.

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

During the three months ended March 31, 2020, we sold 1,285,410 shares of common stock under the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $16.2 million, including $0.3 million of offering expenses, from these sales.

On April 24, 2020, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2021 or the repurchase of $5.0 million of our common stock. During the three months ended March 31, 2020 and 2019, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through March 31, 2020, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At March 31, 2020 and December 31, 2019, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association was $45.0 million and $17.0 million, respectively. As of March 31, 2020 and December 31, 2019, we had borrowing capacity under the Key Facility of $80.0 million and $108.0 million, respectively. At March 31, 2020 and December 31, 2019, $12.8 million and $24.2 million, respectively, were available, subject to existing terms and advance rates.

Our operating activities used cash of $16.7 million for the three months ended March 31, 2020, and our financing activities provided cash of $39.3 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from advances on our Key Facility and the sale of shares through our ATM for net proceeds of $16.2 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$125,000	$45,000	$80,000	$125,000	$17,000	$108,000
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	262,375	182,375	80,000	262,375	154,375	108,000
Unamortized debt issuance costs attributable to term borrowings	—	(2,195)	—	—	(2,325)	—
Total borrowings outstanding, net	$262,375	$180,180	$80,000	$262,375	$152,050	$108,000

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. The LIBOR rate was 0.99% and 1.76% as of March 31, 2020 and December 31, 2019, respectively. The interest rates in effect were 4.83% and 4.94% as of March 31,

2020 and December 31, 2019, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million of our 6.25% notes due 2022, or the 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2020, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

On August 13, 2019, the Asset-Backed Notes were issued by the 2019-1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among us and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The Asset-Backed Notes have a two-year reinvestment period and a stated maturity of September 15, 2027. The Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC on August 13, 2019.  There has been no change in the rating since August 13, 2019.

At March 31, 2020, and December 31, 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At March 31, 2020, and December 31, 2019, there was approximately $1.2 million and $1.1 million, respectively, of restricted investments.

Other assets

As of March 31, 2020 and December 31, 2019, other assets were $1.3 million and $1.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2020:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$182,375	$15,714	$122,694	$43,967	$—
Unfunded commitments	43,975	28,975	15,000	—	—
Total	$226,350	$44,689	$137,694	$43,967	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2020, we had such unfunded commitments of $44.0 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of March 31, 2020, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2020 and 2019, the Advisor earned $2.7 million and $2.1 million, respectively, pursuant to the Investment Management Agreement.

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

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2020 and 2019, the Advisor earned $0.3 million and $0.2 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2020, we recognized as interest income interest payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status. For the three months ended March 31, 2019, we did not recognize any interest income from debt investments on non-accrual status.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2020, there were no distributions from HSLFI. For the three months ended March 31, 2019, HSLFI distributed $0.2 million classified as dividend income to us.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2020 and December 31, 2019.

Recent developments

On April 9, 2020, HealthEdge Software, Inc. (“HealthEdge”) paid the outstanding principal balance of $13.1 million on its venture loan, plus interest, end-of-term payment and prepayment fee. We also received proceeds of approximately $0.5 million in connection with the termination of our warrants in HealthEdge.

On April 21, 2020, we purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase, for $17.1 million. In addition, Arena will receive 50% of the warrants held by HSLFI or HFI at closing. HSLFI is now wholly-owned by us and in future reporting periods, the assets of HSLFI and HFI will be consolidated with our assets.

COVID-19

As the global spread of COVID-19 continues, we experienced increased market volatility and economic uncertainty that may have materially affected the valuation of portfolio investments, and may continue to; such changes to the valuation of portfolio investments accordingly affect our net asset value. We are continuing to assess what additional adverse financial and operational consequences may result from the global spread of COVID-19 and the associated economic turbulence, however, the extent of such consequences remains uncertain as of the filing of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2020 and December 31, 2019, 100% and 99%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our March 31, 2020 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at March 31, 2020, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$8,015	$1,369	$6,646
Up 200 basis points	$4,860	$913	$3,947
Up 100 basis points	$1,627	$456	$1,171
Down 300 basis points	$(189)	$(379)	$190
Down 200 basis points	$(189)	$(379)	$190
Down 100 basis points	$(277)	$(379)	$102

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth below and in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2020 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, except as set forth below.

The COVID-19 pandemic could materially and adversely affect our portfolio companies and the results of our operations.

In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (COVID 19) emerged in China and spread rapidly to across the world, including to the United States. This outbreak has led, and for an unknown period of time, will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material.

Further, from an operational perspective, the Advisor’s investment professionals are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party services providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Terrorist attacks, acts of war, natural disasters, disease outbreaks or pandemics may impact our portfolio companies and harm our business, operating results and financial condition.

Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics, or other similar events may disrupt our operations, as well as the operations of our portfolio companies. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics, or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: April 28, 2020	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: April 28, 2020	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer