Form 10-Q
period 2020-06-30
Horizon Technology Finance Corp
filed 2020-07-28
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of July 28, 2020 was 17,293,480.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
6.25% Notes due 2022	HTFA	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Non-affiliate investments at fair value (cost of $354,879 and $295,256, respectively)	$348,834	$294,304
Non-controlled affiliate investments at fair value (cost of $6,819 and $6,891, respectively) (Note 5)	7,046	8,597
Controlled affiliate investments at fair value (cost of $16,684) (Note 5)	—	16,650
Total investments at fair value (cost of $361,698 and $318,831, respectively) (Note 4)	355,880	319,551
Cash	22,837	6,465
Investments in money market funds	14,499	9,787
Restricted investments in money market funds	1,189	1,133
Interest receivable	6,678	5,530
Other assets	2,186	1,535
Total assets	$403,269	$344,001

Liabilities
Borrowings (Note 7)	$193,559	$152,050
Distributions payable	5,188	4,669
Base management fee payable (Note 3)	567	519
Incentive fee payable (Note 3)	1,676	1,613
Other accrued expenses	1,047	1,095
Total liabilities	202,037	159,946

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 17,459,235 and 15,730,755 shares issued and 17,291,770 and 15,563,290 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	17	16
Paid-in capital in excess of par	247,924	226,660
Distributable earnings	(46,709)	(42,621)
Total net assets	201,232	184,055
Total liabilities and net assets	$403,269	$344,001
Net asset value per common share	$11.64	$11.83

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Investment income
Interest income on investments
Interest income on non-affiliate investments	$11,918	$9,018	$21,312	$16,452
Interest income on affiliate investments	176	216	357	438
Total interest income on investments	12,094	9,234	21,669	16,890
Fee income
Amendment fee income on non-affiliate investments	1,028	126	1,064	130
Prepayment fee income on non-affiliate investments	711	439	756	734
Fee income on non-affiliate investments	—	235	24	250
Fee income on affiliate investments	3	5	7	10
Total fee income	1,742	805	1,851	1,124
Dividend (expense) income
Dividend (expense) income on controlled affiliate investments	(312)	431	118	761
Total dividend (expense) income	(312)	431	118	761
Total investment income	13,524	10,470	23,638	18,775
Expenses
Interest expense	2,561	2,115	4,723	4,163
Base management fee (Note 3)	1,668	1,365	3,249	2,662
Performance based incentive fee (Note 3)	1,676	1,961	2,747	3,909
Administrative fee (Note 3)	254	208	507	419
Professional fees	346	274	848	765
General and administrative	313	243	575	460
Total expenses	6,818	6,166	12,649	12,378
Performance based incentive fee waived (Note 3)	—	(708)	—	(1,848)
Net expenses	6,818	5,458	12,649	10,530
Net investment income	6,706	5,012	10,989	8,245
Net realized and unrealized gain (loss) on investments
Net realized (loss) gain on non-affiliate investments	(701)	(4,598)	2,778	(3,447)
Net realized loss on controlled affiliate investments	(24)	—	(12)	—
Net realized (loss) gain on investments	(725)	(4,598)	2,766	(3,447)
Net unrealized appreciation (depreciation) on non-affiliate investments	2,985	2,264	(4,806)	749
Net unrealized (depreciation) appreciation on non-controlled affiliate investments	(932)	1,867	(1,475)	2,019
Net unrealized depreciation on controlled affiliate investments	(109)	(7)	(258)	(3)
Net unrealized appreciation (depreciation) on investments	1,944	4,124	(6,539)	2,765
Net realized and unrealized gain (loss) on investments	1,219	(474)	(3,773)	(682)
Net increase in net assets resulting from operations	$7,925	$4,538	$7,216	$7,563
Net investment income per common share	$0.40	$0.37	$0.65	$0.65
Net increase in net assets per common share	$0.47	$0.34	$0.43	$0.60
Distributions declared per share	$0.30	$0.30	$0.65	$0.60
Weighted average shares outstanding	16,943,155	13,540,657	16,829,821	12,610,593

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at March 31, 2019	13,538,481	$14	$202,818	$(46,408)	$156,424
Issuance of common stock, net of offering costs	—	—	(15)	—	(15)
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	5,012	5,012
Net realized loss on investments	—	—	—	(4,598)	(4,598)
Net unrealized appreciation on investments	—	—	—	4,124	4,124
Issuance of common stock under dividend reinvestment plan	4,392	—	52	—	52
Distributions declared	—	—	—	(3,863)	(3,863)
Balance at June 30, 2019	13,542,873	14	202,855	(45,733)	157,136

Balance at March 31, 2020	16,852,610	17	242,886	(49,446)	193,457
Issuance of common stock, net of offering costs	432,491	—	4,971	—	4,971
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	6,706	6,706
Net realized loss on investments	—	—	—	(725)	(725)
Net unrealized appreciation on investments	—	—	—	1,944	1,944
Issuance of common stock under dividend reinvestment plan	6,669	—	67	—	67
Distributions declared	—	—	—	(5,188)	(5,188)
Balance at June 30, 2020	17,291,770	$17	$247,924	$(46,709)	$201,232

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2018	11,535,129	$12	$179,616	$(45,371)	$134,257
Issuance of common stock, net of offering costs	2,000,000	2	23,145	—	23,147
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	8,245	8,245
Net realized loss on investments	—	—	—	(3,447)	(3,447)
Net unrealized appreciation on investments	—	—	—	2,765	2,765
Issuance of common stock under dividend reinvestment plan	7,744	—	94	—	94
Distributions declared	—	—	—	(7,925)	(7,925)
Balance at June 30, 2019	13,542,873	14	202,855	(45,733)	157,136

Balance at December 31, 2019	15,563,290	16	226,660	(42,621)	184,055
Issuance of common stock, net of offering costs	1,717,901	1	21,147	—	21,148
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	10,989	10,989
Net realized gain on investments	—	—	—	2,766	2,766
Net unrealized depreciation on investments	—	—	—	(6,539)	(6,539)
Issuance of common stock under dividend reinvestment plan	10,579	—	117	—	117
Distributions declared	—	—	—	(11,304)	(11,304)
Balance at June 30, 2020	17,291,770	$17	$247,924	$(46,709)	$201,232

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,216	$7,563
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	555	344
Net realized (gain) loss on investments	(2,766)	3,447
Net unrealized depreciation (appreciation) on investments	6,539	(2,765)
Purchase of investments	(105,554)	(93,137)
Principal payments received on investments	61,168	65,204
Proceeds from sale of investments	6,256	1,905
Distributions from controlled affiliate investment	—	530
Dividends from controlled affiliate investment	(118)	(761)
Warrants received in settlement of fee income	(978)	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable	250	(533)
Increase in end-of-term payments	(1,398)	(558)
Decrease in unearned income	(876)	(741)
Decrease in other assets	(59)	(383)
(Decrease) increase in other accrued expenses	(48)	133
Increase in base management fee payable	48	37
Increase in incentive fee payable	63	262
Net cash used in operating activities	(29,702)	(19,453)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	21,148	23,147
Advances on credit facility	58,250	28,500
Repayment of credit facility	(17,000)	(30,000)
Debt issuance costs	(888)	—
Distributions paid	(10,668)	(7,229)
Net cash provided by financing activities	50,842	14,418
Net increase (decrease) in cash, cash equivalents and restricted cash	21,140	(5,035)
Cash, cash equivalents and restricted cash:
Beginning of period	17,385	12,591
End of period	$38,525	$7,556

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,078	$3,737
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$750	$1,367
Distributions payable	$5,188	$4,063
Acquisition of controlled affiliate investment	$16,498	$—
End-of-term payments receivable	$5,298	$3,573
Non-cash income	$2,527	$1,081

	Six months ended June 30,
	2020	2019
Cash	$22,837	$7,556
Investments in money market funds	14,499	—
Restricted investments in money market funds	1,189	—
Total cash, cash equivalents and restricted cash	$38,525	$7,556

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 173.3% (8)
Non-Affiliate Debt Investments — 167.6% (8)
Non-Affiliate Debt Investments — Life Science — 88.4% (8)
Castle Creek Pharmaceuticals Holdings, Inc.(2)(12)	Biotechnology	Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	$5,000	$4,875	$4,875
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,928	4,928
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,928	4,928
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,928	4,928
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,471	2,471
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,471	2,471
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,521	2,479
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,521	2,479
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.75% cash (Libor + 7.95%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,346	2,346
		Term Loan (9.75% cash (Libor + 7.95%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,450	2,450
Encore Dermatology, Inc. (2)(12)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 4.00% ETP, Due 4/1/23)	5,000	5,031	4,701
		Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 4.00% ETP, Due 4/1/23)	5,000	4,940	4,688
		Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 4.00% ETP, Due 4/1/23)	5,000	4,940	4,688
Espero BioPharma, Inc. (2)(12)(14)	Biotechnology	Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), 5.10% ETP, Due 8/15/20) (11)	5,053	5,053	2,465
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), 5.10% ETP, Due 8/15/20) (11)	4,820	4,820	2,344
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	200	200	98
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	100	100	49
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	100	100	49
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	100	100	49
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	150	150	73
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	100	100	49
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	50	50	24
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	5,000	4,973	4,973
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,938	4,938
		Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,938	4,938
		Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	5,036	4,953
Provivi, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,752	4,752
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,901	4,901
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (10.50% cash (Libor + 10.00%; Floor 10.50%), 6.00% ETP, Due 8/1/20)	521	520	520
		Term Loan (10.50% cash (Libor + 10.00%; Floor 10.50%), 8.50% ETP, Due 1/1/21)	1,094	1,088	1,088
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	Term Loan (9.50% cash (Libor + 8.40%; Floor 9.50%), 5.00% ETP, Due 6/1/22)	1,600	1,547	1,547
Bardy Diagnostics, Inc. (2)(12)	Medical Device	Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,935	4,935
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,935	4,935
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	987	987
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	987	987
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	987	987

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	987	987
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	987	987
Ceribell, Inc. (2)(12)	Medical Device	Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,871	4,871
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,935	4,935
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 8.33% ETP, Due 1/1/24)	5,311	5,242	5,242
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 8.33% ETP, Due 1/1/24)	5,311	5,242	5,242
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,750	3,697	3,697
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	250	247	247
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	4,000	3,948	3,948
CVRx, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,941	4,941
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,941	4,941
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,941	4,941
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,941	4,941
Lantos Technologies, Inc. (2)(12)(14)	Medical Device	Term Loan (10.00% cash (Libor + 8.43%; Floor 10.00%), 10.00% ETP, Due 9/1/21)	3,042	2,823	1,900
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 4.00% ETP, Due 10/1/23)	7,500	7,370	7,121
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 4.00% ETP, Due 10/1/23)	4,050	4,000	3,865
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,859	4,859
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,930	4,930
VERO Biotech LLC (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	3,167	3,142	3,142
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	3,167	3,142	3,142
Total Non-Affiliate Debt Investments — Life Science				185,733	177,952
Non-Affiliate Debt Investments — Technology — 71.9% (8)
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	4,250	4,159	4,159
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	4,250	4,191	4,192
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	1,125	1,092	1,092
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,928	4,928
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,928	4,928
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	5,000	4,928	4,928
Updater, Inc.(2)(12)	Consumer-related Technologies	Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,942	4,672
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,942	4,672
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,883	9,345
Canara, Inc. (2)(12)	Data Storage	Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 1.00% ETP, Due 2/1/23)	5,000	4,891	4,891
		Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 1.00% ETP, Due 2/1/23)	5,000	4,890	4,890
Kaminario, Inc. (2)(12)	Data Storage	Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,948	4,948
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 1/1/23)	5,000	4,948	4,948
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 3.00% ETP, Due 7/1/23)	5,000	4,863	4,863
IgnitionOne, Inc. (2)(12)(14)	Internet and Media	Term Loan (10.39% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	1,873	1,789	1,789
		Term Loan (10.39% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	1,873	1,789	1,789

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (10.39% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	1,984	1,706	1,706
		Term Loan (10.39% cash (Libor + 10.23%; Floor 10.23%), 2.00% ETP, Due 4/1/22)	1,873	1,789	1,789
Skillshare, Inc.(2)(12)	Internet and Media	Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,752	2,752
		Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,951	2,951
		Term Loan (9.50% cash (Libor + 7.50%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	3,000	2,951	2,951
The NanoSteel Company, Inc. (2)(12)	Materials	Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 14.88% ETP, Due 6/1/22)	4,250	4,203	4,188
		Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 14.88% ETP, Due 6/1/22)	4,250	4,203	4,188
Keypath Education, LLC (2)(12)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	3,750	3,574	3,574
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	3,750	3,677	3,677
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	2,500	2,451	2,451
New Signature US, Inc. (2)(12)(13)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,331	8,195
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	2,750	2,727	2,727
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	3,024	2,974
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	1,000	989	989
OutboundEngine, Inc. (2)(12)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	4,000	3,939	3,939
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	3,500	3,447	3,447
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	500	503	494
Revinate, Inc. (2)(12)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	4,000	4,029	3,962
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	1,000	929	929
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	5,000	4,937	4,937
xAd, Inc. (2)(12)	Software	Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	3,646	3,601	3,601
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	3,646	3,601	3,601
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	2,188	2,161	2,161
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	1,458	1,441	1,441
Total Non-Affiliate Debt Investments — Technology				146,027	144,658
Non-Affiliate Debt Investments — Healthcare information and services — 7.3% (8)
Kate Farms, Inc. (2)(12)	Other Healthcare	Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,930	4,930
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,930	4,930
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	2,500	2,460	2,460
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	2,500	2,460	2,460
Total Non-Affiliate Debt Investments — Healthcare information and services				14,780	14,780
Total Non- Affiliate Debt Investments				346,540	337,390
Non-Affiliate Warrant Investments — 5.2% (8)
Non-Affiliate Warrants — Life Science — 0.8% (8)
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,632 Common Stock Warrants		122	—
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants		144	142
Celsion Corporation (2)(5)(12)	Biotechnology	142,568 Common Stock Warrants		65	174
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	19
Emalex Biosciences, Inc. (2)(12)	Biotechnology	73,602 Preferred Stock Warrants		107	107
Encore Dermatology, Inc. (2)(12)	Biotechnology	1,511 Preferred Stock Warrants		113	—
Espero BioPharma, Inc. (2)(12)	Biotechnology	1,507,917 Common Stock Warrants		183	—
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	2
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants		146	95
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	9
Palatin Technologies, Inc. (2)(5)(12)	Biotechnology	274,725 Common Stock Warrants		20	1
Provivi, Inc. (2)(12)	Biotechnology	123,457 Preferred Stock Warrants		147	147
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	220

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Sunesis Pharmaceuticals, Inc. (5)(12)	Biotechnology	2,050 Common Stock Warrants	5	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants	44	—
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	373,333 Common Stock Warrants	95	—
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants	23	26
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants	65	62
Bardy Diagnostics, Inc. (2)(12)	Medical Device	346,154 Preferred Stock Warrants	56	55
Ceribell, Inc. (2)(12)	Medical Device	117,521 Preferred Stock Warrants	50	50
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	6,313,826 Preferred Stock Warrants	149	77
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants	153	115
CVRx, Inc.(2)(12)	Medical Device	750,000 Preferred Stock Warrants	76	74
Lantos Technologies, Inc. (2)(12)	Medical Device	560,832 Preferred Stock Warrants	253	—
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants	238	92
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	283,772 Preferred Stock Warrants	64	64
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants	83	78
VERO Biotech LLC (2)(12)	Medical Device	408 Common Stock Warrants	53	49
Total Non-Affiliate Warrants — Life Science			2,604	1,658
Non-Affiliate Warrants — Technology — 3.9% (8)
Intelepeer Holdings, Inc. (2)(12)	Communications	3,078,084 Preferred Stock Warrants	177	104
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants	93	142
Betabrand Corporation (2)(12)	Consumer-related Technologies	261,198 Preferred Stock Warrants	106	97
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants	67	821
Le Tote, Inc. (2)(12)	Consumer-related Technologies	202,974 Preferred Stock Warrants	63	345
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants	195	2
Rhapsody International Inc. (2)(12)	Consumer-related Technologies	852,273 Common Stock Warrants	164	—
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	35
Canara, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	242	417
Silk, Inc. (2)(12)	Data Storage	26,816,363 Preferred Stock Warrants	234	216
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	9
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	91	70
Skillshare, Inc. (2)(12)	Internet and Media	138,653 Preferred Stock Warrants	162	2,555
The NanoSteel Company, Inc. (2)(12)	Materials	818,807 Preferred Stock Warrants	233	87
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants	1,585	1,315
Avalanche Technology, Inc. (2)(12)	Semiconductors	202,602 Preferred Stock Warrants	101	167
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants	80	—
BSI Platform Holdings, LLC (2)(12)(13)	Software	468,750 Preferred Stock Warrants	56	544
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants	28	22
Keypath Education, Inc.(2)(12)	Software	900,000 Preferred Stock Warrants	158	157
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants	22	268
OutboundEngine, Inc. (2)(12)	Software	620,000 Preferred Stock Warrants	80	76
Revinate, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants	44	42
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants	12	291
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants	118	105
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants	225	—
Skyword, Inc. (12)	Software	301,055 Preferred Stock Warrants	48	3
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants	42	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants	177	—
Total Non-Affiliate Warrants — Technology			4,712	7,890
Non-Affiliate Warrants — Sustainability — 0.0% (8)
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants	100	—
Total Non-Affiliate Warrants — Sustainability			100	—
Non-Affiliate Warrants — Healthcare information and services — 0.5% (8)
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants	42	—
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants	101	91
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants	74	—
Ontrak, Inc. (2)(5)(12)	Software	51,185 Common Stock Warrants	193	681
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants	60	188
Total Non-Affiliate Warrants — Healthcare information and services			470	960
Total Non-Affiliate Warrants			7,886	10,508

Non-Affiliate Other Investments — 0.3% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement	33	500
Total Non-Affiliate Other Investments			33	500

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Equity — 0.2% (8)
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	13,082 Common Stock		83	4
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	83
Zeta Global Holdings Corp. (2)(12)	Internet and Media	18,405 Common Stock		240	240
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		74	74
Clarabridge, Inc. (12)	Software	17,142 Common Stock		14	35
Total Non-Affiliate Equity				420	436
Total Non-Affiliate Portfolio Investment Assets				$354,879	$348,834
Non-controlled Affiliate Investments — 3.5% (8)
Non-controlled Affiliate Debt Investments — Technology — 2.6% (8)
Decisyon, Inc. (12)	Software	Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	$1,182	$1,182	$1,021
		Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	646	633	547
		Term Loan (12.02% cash, Due 6/1/21)	227	227	196
		Term Loan (12.03% cash, Due 6/1/21)	227	227	196
		Term Loan (12.24% cash, Due 6/1/21)	685	685	592
		Term Loan (13.08% cash, Due 6/1/21)	277	277	239
		Term Loan (13.10% cash, Due 6/1/21)	184	184	159
StereoVision Imaging, Inc. (2)(12)	Software	Term Loan (8.50% Cash (Libor + 7.03%; Floor 8.50%), 14.06% ETP, Due 1/1/22)	2,783	2,382	2,382
Total Non-controlled Affiliate Debt Investments — Technology				5,797	5,332

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—
Non-controlled Affiliate Equity — Technology — 0.9% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (2)(12)	Software	1,943,572 Common Stock		791	1,639
Total Non-controlled Affiliate Equity				976	1,714
Total Non-controlled Affiliate Portfolio Investment Assets				$6,819	$7,046

Total Portfolio Investment Assets — 176.8% (8)				$361,698	$355,880

Short Term Investments — Unrestricted Investments — 7.2% (8)
US Bank Money Market Deposit Account				$14,499	$14,499
Total Short Term Investments —Unrestricted Investments				$14,499	$14,499

Short Term Investments — Restricted Investments—0.6% (8)
US Bank Money Market Deposit Account				$1,189	$1,189
Total Short Term Investments —Restricted Investments				$1,189	$1,189

(1)All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)Has been pledged as collateral under the revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”) with several entities owned or affiliated with New York Life Insurance Company (“Noteholders”) and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (“the Asset-Backed Notes”).

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

(4)All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of June 30, 2020 is provided.

(5)Portfolio company is a public company.

(6)For debt investments, represents principal balance less unearned income.

(7)Warrants, Equity and Other Investments are non-income producing.

(8)Value as a percent of net assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(Dollars in thousands)

(9)The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act) as of June 30, 2020. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(14)Debt investment is on non-accrual status as of June 30, 2020.

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

The Company formed Horizon Funding I, LLC (“HFI”) as a Delaware limited liability company on May 9, 2018, with HSLFI as its sole member. HFI is a special purpose bankruptcy-remote entity and is a separate legal entity from HSLFI. Any assets conveyed to HFI are not available to creditors of HSLFI or any other entity other than HFI’s lenders.

On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase. As of April 21, 2020, HSLFI and its subsidiary, HFI, are consolidated by the Company.The Company has also established an additional wholly owned subsidiary, which is structured as a Delaware limited liability company, to hold the assets of a portfolio company acquired in connection with foreclosure or bankruptcy, which is a separate legal entity from the Company.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019.

Principles of consolidation

As required under GAAP and Regulation S-X, the Company will generally consolidate its investment in a company that is an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements. Although the Company owned more than 25% of the voting securities of HSLFI through April 21, 2020, the Company did not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise, and thus did not consolidate its interest prior to April 21, 2020.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Assets and Liabilites as investments. Those assets are owned by special purpose entities, including 2019-1 Entities, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2020, there were three debt investments on non-accrual status with a cost of $20.6 million and a fair value of $14.2 million. As of December 31, 2019, there were two investments on non-accrual status with a cost of $5.7 million and a fair value of $2.0 million. For the three and six months ended June 30, 2020, the Company recognized, as interest income, payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status. For the three and six months ended June 30, 2019, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended June 30, 2020 and 2019 was 5.6%. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2020 and 2019 was 6.4% and 6.7%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Distributions from HSLFI were evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company did not record distributions from HSLFI as dividend income unless there was sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that were classified as a return of capital were recorded as a reduction in the cost basis of the investment. For the period January 1, 2020 through April 21, 2020, HSLFI made no distributions classified as dividend income or a return of capital to the Company. For the three and six months ended June 30, 2019, HSLFI distributed $0.3 million and $0.5 million, respectively, classified as dividend income to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of June 30, 2020 and December 31, 2019 was $3.6 million and $3.3 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of June 30, 2020 and December 31, 2019 were $3.7 million and $3.1 million, respectively. The amortization expense for the three months ended June 30, 2020 and 2019 was $0.4 million and $0.2 million, respectively. The amortization expense for the six months ended June 30, 2020 and 2019 was $0.6 million and $0.3 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2020 and 2019, there was no U.S. federal excise tax recorded.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2020 and December 31, 2019. The Company’s income tax returns for the 2018, 2017 and 2016 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended June 30, 2020, the Company sold 432,491 shares of common stock under the Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $5.0 million, including $0.1 million of offering expenses, from these sales.

During the six months ended June 30, 2020, the Company sold 1,717,901 shares of common stock under the Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $21.1 million, including $0.5 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2020, shares representing approximately $3.8 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 24, 2020, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2021 or the repurchase of $5.0 million of the Company’s common stock. During the three and six months ended June 30, 2020 and 2019, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through June 30, 2020, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Recently issued accounting pronouncement

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of ASU 2020-04 and the LIBOR transition on its consolidated financial statements.

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

The base management fee payable at June 30, 2020 and December 31, 2019 was $0.6 million and $0.5 million, respectively. The base management fee expense was $1.7 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. The base management fee expense was $3.2 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively.

The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income the Company has not yet received in cash. The incentive fee with respect to the Pre-Incentive Fee Net Investment Income is 20.00% of the amount, if any, by which the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter exceeds a hurdle rate of 1.75% (which is 7.00% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, adjusted for any share issuances or repurchases during the relevant quarter, subject to a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Advisor receives no incentive fee until the Pre-Incentive Fee Net Investment Income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100.00% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% quarterly (which is 8.75% annualized). The effect of this “catch-up” provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the Advisor will receive 20.00% of the Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply.

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

The net performance based incentive fee expense was $1.7 million and $1.3 million, respectively, for the three months ended June 30, 2020 and 2019, respectively. The net performance based incentive fee expense was $2.7 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. The performance based incentive fee payable as of June 30, 2020 and December 31, 2019 was $1.7 million and $1.6 million, respectively. The entire incentive fee payable as of June 30, 2020 and December 31, 2019 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. The

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

administrative fee expense was $0.5 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

Note 4. Investments

The following table shows the Company’s investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Investments
Debt	$352,337	$342,722	$292,054	$288,355
Warrants	7,932	10,508	8,322	10,829
Other	33	500	61	500
Equity	1,396	2,150	1,710	3,217
Equity interest in HSLFI	—	—	16,684	16,650
Total investments	$361,698	$355,880	$318,831	$319,551

The following table shows the Company’s investments by industry sector as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Life Science
Biotechnology	$92,498	$85,615	$42,886	$42,265
Drug Delivery	1,642	1,547	1,628	1,533
Medical Device	94,313	92,952	60,660	60,807
Technology
Communications	270	246	4,561	1,734
Consumer-Related	44,631	44,299	43,412	44,196
Data Storage	25,016	25,173	24,928	25,012
Internet and Media	16,295	18,601	24,089	22,992
Materials	8,713	8,537	8,717	8,491
Power Management	1,585	1,315	11,813	11,813
Semiconductors	181	167	181	170
Software	61,204	61,688	54,998	59,530
Sustainability
Energy Efficiency	100	—	100	—
Healthcare Information and Services
Diagnostics	42	—	42	—
Other	14,955	14,871	9,931	9,920
Software	253	869	14,201	14,438
Investment funds
HSLFI	—	—	16,684	16,650
Total investments	$361,698	$355,880	$318,831	$319,551

Horizon Secured Loan Fund I LLC

On June 1, 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and was not consolidated by either the Company or Arena for financial reporting purposes. On April 21, 2020,

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase, for $17.1 million. In addition, Arena received 50% of the warrants held by HSLFI or HFI at closing. HSLFI is now wholly-owned by the Company and in future reporting periods, the assets and liabilities of HSLFI and HFI will be consolidated with the assets and liabilities of the Company. The transaction is accounted for as an asset acquisition under GAAP.

Investments held by HSLFI were measured at fair value using the same valuation methodology as described in Note 6. As of December 31, 2019, HSLFI had total assets of $48.3 million. HSLFI’s portfolio consisted of debt investments in eight portfolio companies as of December 31, 2019. As of December 31, 2019, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million and the five largest investments in portfolio companies in the HSLFI totaled $30.3 million. As of December 31, 2019, HSLFI had no investments on non-accrual status. HSLFI invested in portfolio companies in the same industries in which the Company may directly invest.

The Company invested cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2019, the Company and Arena each owned 50.0% of the equity interests of HSLFI. The Company had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2019, $9.8 million was unfunded. The Company’s investment in HSLFI consisted of an equity contribution of $15.2 million as of December 31, 2019. During the period January 1, 2020 through April 21, 2020, there were no distributions from HSLFI. During the three and six months ended June 30, 2019, HSLFI distributed $0.6 million and $1.1 million, respectively.

The Company and Arena each appointed two members to HSLFI’s four-person board of managers. All material decisions with respect to HSLFI, including those involving its investment portfolio, required unanimous approval of a quorum of the board of managers. Quorum was defined as (i) the presence of two members of the board of managers; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of managers, provided that the individual that was elected, designated or appointed by the member with only one individual present will be entitled to cast two votes on each matter; or (iii) the presence of all four members of the board of managers.

HFI entered into the NYL Facility with the Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement’s investment period has ended. On June 1, 2018, HSLFI sold or contributed to HFI certain secured loans made to certain portfolio companies pursuant to a sale and servicing agreement with HFI, as Issuer, and the Company, as Servicer (the “Sale and Servicing Agreement”), as amended by that certain Amendment No. 1 to the Sale and Servicing Agreement, dated June 19, 2019 (the “Amendment No. 1”). Any notes issued by HFI were collateralized by all investments held by HFI and permitted an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to that certain indenture by and between HFI and U.S. Bank National Association, dated as of June 1, 2018 (the “Indenture”). The interest rate on the notes issued under the NYL Facility was based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $15.0 million in advances made by the Noteholders as of December 31, 2019 at an interest rate of 4.98%.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables show certain summarized financial information for HSLFI as of December 31, 2019, for the period January 1, 2020 through April 21, 2020 and for the three and six months ended June 30, 2019:

December 31,
2019

Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $34,895)	$34,829
Cash and cash equivalents	503
Investments in money market funds	11,201
Restricted investments in money market funds	138
Interest receivable	477
Other assets	1,109
Total assets	$48,257

Borrowings	$14,955
Other liabilities	126
Total liabilities	15,081
Members’ equity	33,176
Total liabilities and members’ equity	$48,257

	For the period	For the three	For the six
	January 1, 2020	months ended	months ended
	through	June 30,	June 30,
	April 21, 2020	2019	2019

	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,353	$1,148	$1,997
Total investment income	$1,465	$1,148	$1,997
Total expenses	$1,229	$286	$475
Net investment income	$236	$862	$1,522
Net realized gain on investments	$120	—	$—
Net unrealized depreciation on investments	$(392)	$(14)	$(6)
Net (decrease) increase in net assets resulting from operations	$(36)	$848	$1,516

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the six months ended June 30, 2020 were as follows:

			Six months ended June 30, 2020
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	June 30,	Net realized	Interest
Company	2019	Purchases	Payments	fair value	accretion	gain/(loss)	2020	gain/(loss)	income

	(In thousands)
Decisyon, Inc.	$1,206	$—	$(25)	$—	$—	$(160)	$1,021	$—	$88
	639	—	(14)	—	7	(85)	547	—	46
	234	—	(7)	—	—	(31)	196	—	15
	234	—	(7)	—	—	(31)	196	—	14
	704	—	(19)	—	—	(93)	592	—	43
	283	—	(7)	—	—	(37)	239	—	18
	187	—	(4)	—	—	(24)	159	—	12
	75	—	—	—	—	—	75	—	—
StereoVision, Inc.	2,382	—	—	—	—	—	2,382	—	121
	2,653	—	—	—	—	(1,014)	1,639	—	—
Total non-controlled affiliates	$8,597	$—	$(83)	$—	$7	$(1,475)	$7,046	$—	$357

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2019 were as follows:

			Year ended December 31, 2019
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	December 31,	Net realized	Interest
Company	2018	Purchases	Payments	fair value	accretion	gain/(loss)	2019	gain/(loss)	income

	(In thousands)
Decisyon, Inc.	$1,464	$—	$(316)	$—	$—	$58	$1,206	$—	$212
	764	—	(173)	—	17	31	639	—	112
	240	—	(16)	—	—	10	234	—	31
	240	—	(16)	—	—	10	234	—	31
	721	—	(46)	—	—	29	704	—	93
	289	—	(17)	—	—	11	283	—	39
	192	—	(13)	—	—	8	187	—	26
	75	—	—	—	—	—	75	—	—
StereoVision, Inc.	2,798	—	(416)	—	—	—	2,382	—	295
	791	—	—	—	—	1,862	2,653	—	—
Total non-controlled affiliates	$7,574	$—	$(1,013)	$—	$17	$2,019	$8,597	$—	$839

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the six months ended June 30, 2020 were as follows:

			Six months ended June 30, 2020

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	June 30,	Dividend
Company	2019	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2020	income

	(In thousands)
HSLFI(1)	$16,650	$—	$—	$(16,498)	$118	$(12)	$(258)	$—	$118
Total controlled affiliates	$16,650	$—	$—	$(16,498)	$118	$(12)	$(258)	$—	$118

(1)	The Company and Arena were the members of HSLFI, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members provided cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions required unanimous approval of a quorum of HSLFI’s board of managers, which consisted of two representatives of the Company and Arena. Because management of HSLFI was shared equally between the Company and Arena, the Company did not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI. As of June 30, 2020, HLSFI is consolidated by the Company.

Transactions related to investments in controlled affiliated companies for the year ended December 31, 2019 were as follows:

			Year ended December 31, 2019

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2018	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2019	income

	(In thousands)
HSLFI(1)	$13,243	$1,900	$(715)	$—	$2,236	$(14)	$—	$16,650	$2,236
Total controlled affiliates	$13,243	$1,900	$(715)	$—	$2,236	$(14)	$—	$16,650	$2,236

(1)	The Company and Arena were the members of HSLFI, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members provided cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions required unanimous approval of a quorum of HSLFI’s board of managers, which consisted of two representatives of the Company and Arena. Because management of HSLFI was shared equally between the Company and Arena, the Company did not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

same remaining maturities. At June 30, 2020 and December 31, 2019, the hypothetical market yields used ranged from 10% to 25% and 10% to 16%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of June 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2020:

June 30, 2020
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)

		(Dollars in thousands, except per share data)
Debt investments	$328,549	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 25%	12%
	7,073	Liquidation Scenario	Probability Weighting	100%	100%
	7,100	Multiple Probability Weighted Cash Flow Model	Probability Weighting	15% – 50%	33%

Warrant investments	9,325	Black-Scholes Valuation Model	Price Per Share	$0.00 – $980.00	$21.52
			Average Industry Volatility	22%	22%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	3	years

Other investments	500	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	2,146	Last Equity Financing	Price Per Share	$0.00 – $13.04	$2.49
Total Level 3 investments	$354,693

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

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

Borrowings: The Key Facility approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. The fair value of the NYL Facility also approximates its carrying value and is categorized as Level 2. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On June 30, 2020, the closing price of the 2022 Notes on the New York Stock Exchange was $24.85 per note, or $37.2 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on June 30, 2020, the Asset-Backed Notes (as defined in Note 7) were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$14,499	$—	$14,499
Restricted investments in money market funds	$—	$1,189	$—	$1,189
Debt investments	$—	$—	$342,722	$342,722
Warrant investments	—	1,183	9,325	10,508
Other investments	—	—	500	500
Equity investments	4	—	2,146	2,150
Total investments	$4	$1,183	$354,693	$355,880

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$9,787	$—	$9,787
Restricted investments in money market funds	$—	$1,133	$—	$1,133
Debt investments	$—	$—	$288,355	$288,355
Warrant investments	—	670	10,159	10,829
Other investments	—	—	500	500
Equity investments	92	—	3,125	3,217
Equity interest in HSLFI(1)	—	—	—	16,650
Total investments	$92	$670	$302,139	$319,551

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2020:

	Three months ended June 30, 2020
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$307,557	$6,080	$3,125	$500	$317,262
Purchase of investments	71,406	—	—	—	71,406
Warrants and equity received and classified as Level 3	—	1,362	—	—	1,362
Principal payments received on investments	(35,234)	—	—	—	(35,234)
Proceeds from sale of investments	(6)	(570)	—	—	(576)
Net realized (loss) gain on investments	(961)	260	—	—	(701)
Unrealized appreciation (depreciation) included in earnings	30	2,135	(993)	—	1,172
Transfer of investment	—	(14)	14	—	—
Other	(70)	72	—	—	2
Level 3 assets, end of period	$342,722	$9,325	$2,146	$500	$354,693

During the three months ended June 30, 2020, there were no transfers in or out of Level 3.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2019:

	Three months ended June 30, 2019
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$235,268	$8,525	$1,289	$6,420	$251,502
Purchase of investments	55,055	—	—	—	55,055
Warrants and equity received and classified as Level 3	—	610	—	—	610
Principal payments received on investments	(46,517)	—	—	(74)	(46,591)
Proceeds from sale of investments	—	(92)	(45)	—	(137)
Net realized (loss) gain on investments	—	(128)	4	(4,144)	(4,268)
Unrealized (depreciation) appreciation included in earnings	(1,530)	(225)	1,862	3,998	4,105
Transfer out of Level 3	—	(190)	—	—	(190)
Other	11	—	—	—	11
Level 3 assets, end of period	$242,287	$8,500	$3,110	$6,200	$260,097

During the three months ended June 30, 2019, there was one transfer out of Level 3. The transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.2 million that was transferred to Level 2 upon the portfolio company becoming a public company. During the three months ended June 30, 2019, there were no transfers to Level 3.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2020:

	Six months ended June 30, 2020
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$288,355	$10,159	$3,125	$500	$302,139
Purchase of investments	122,052	—	—	—	122,052
Warrants and equity received and classified as Level 3	—	1,729	—	—	1,729
Principal payments received on investments	(61,140)	—	—	(28)	(61,168)
Proceeds from sale of investments	(36)	(5,798)	—	—	(5,834)
Net realized (loss) gain on investments	(931)	3,683	(225)	—	2,527
Unrealized (depreciation) appreciation included in earnings	(5,622)	(506)	(768)	28	(6,868)
Transfer of investment	—	(14)	14	—	—
Other	44	72	—	—	116
Level 3 assets, end of period	$342,722	$9,325	$2,146	$500	$354,693

During the six months ended June 30, 2020, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2020 includes $8.8 million in unrealized depreciation on debt and other investments, $2.1 million in unrealized appreciation on warrant investments and $1.0 million in unrealized depreciation on equity.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2019:

	Six months ended June 30, 2019
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$216,401	$8,632	$1,289	$7,640	$233,962
Purchase of investments	93,137	—	—	—	93,137
Warrants and equity received and classified as Level 3	—	988	—	—	988
Principal payments received on investments	(65,122)	—	—	(82)	(65,204)
Proceeds from sale of investments	—	(875)	(45)	—	(920)
Net realized gain (loss) on investments	—	276	4	(4,144)	(3,864)
Unrealized (depreciation) appreciation included in earnings	(1,546)	(331)	1,862	2,786	2,771
Transfer out of Level 3	—	(190)	—	—	(190)
Other	(583)	—	—	—	(583)
Level 3 assets, end of period	$242,287	$8,500	$3,110	$6,200	$260,097

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

As of June 30, 2020 and December 31, 2019, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Borrowings

The following table shows the Company’s borrowings as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$45,000	$80,000	$125,000	$17,000	$108,000
NYL Facility	100,000	13,250	86,750	—	—	—
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	362,375	195,625	166,750	262,375	154,375	108,000
Unamortized debt issuance costs attributable to term borrowings	—	(2,066)	—	—	(2,325)	—
Total borrowings outstanding, net	$362,375	$193,559	$166,750	$262,375	$152,050	$108,000

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

As of June 30, 2020, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of June 30, 2020, the asset coverage for borrowed amounts was 203%.

The Company entered into the Key Facility with Key effective November 4, 2013. On June 29, 2020, the Company amended the Key Facility, among other things, to amend the LIBOR floor from 0.75% to 1.00% and to extend the revolving period to September 30, 2021. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.16% and 1.76% on June 30, 2020 and December 31, 2019, respectively. The average interest rate for the three months ended June 30, 2020 and 2019 was 4.08% and 5.73%, respectively. The average interest rate for the six months ended June 30, 2020 and 2019 was 4.50% and 5.74%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of June 30, 2020 and December 31, 2019, the Company had borrowing capacity under the Key Facility of $80.0 million and $108.0 million, respectively. At June 30, 2020 and December 31, 2019, $22.7 million and $24.2 million, respectively, was available, subject to existing terms and advance rates.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2020, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

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

At June 30, 2020 and December 31, 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2020 and December 31, 2019, there was approximately $1.2 million and $1.1 million of restricted investments, respectively.

On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, which is a party to the NYL Facility. HFI entered into the NYL Facility with the Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. On June 1, 2018, HSLFI sold or contributed to HFI certain secured loans made to certain portfolio companies pursuant to into the Sale and Servicing Agreement. Any notes issued by HFI are collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to the Indenture.

On June 5, 2020, the Company amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $13.3 million in advances made by the Noteholders as of June 30, 2020 at an interest rate of 4.60%.

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

The balance of unfunded commitments to extend credit was $75.9 million and $49.5 million as of June 30, 2020 and December 31, 2019, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2020:

	June 30, 2020
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability

	(In thousands)
Betabrand Corporation	$1,125	$32
Ceribell, Inc.	10,000	64
Castle Creek Biosciences, Inc.	5,000	54
Emalex Biosciences, Inc.	10,000	104
Keypath Education Holdings, LLC	5,000	103
LogicBio, Inc.	5,000	—
Maculogix, Inc.	3,750	37
Magnolia Medical Technologies, Inc.	10,000	71
Provivi, Inc.	10,000	149
Revinate, Inc.	5,000	60
Skillshare, Inc.	11,000	199
Total	$75,875	$873

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2020, which totaled $0.9 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 25% and 28% of total debt investments outstanding as of June 30, 2020 and December 31, 2019, respectively. No single debt investment represented more than 10% of the total debt investments as of June 30, 2020 and December 31, 2019. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 26% and 27% of total interest and fee income on investments for the three months ended June 30, 2020 and 2019, respectively. Interest income from the five largest debt investments accounted for 24% and 28% of total interest and fee income on investments for the six months ended June 30, 2020 and 2019, respectively.

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2020 and for the year ended December 31, 2019:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

			(In thousands, except share and per share data)
Six Months Ended June 30, 2020
4/24/20	8/18/20	9/15/20	$0.10	$—	—	$—
4/24/20	7/17/20	8/14/20	0.10	—	—	—
4/24/20	6/18/20	7/15/20	0.10	1,703	1,710	20
2/28/20	5/19/20	6/16/20	0.10	1,667	1,646	18
2/28/20	4/17/20	5/15/20	0.10	1,667	1,879	19
2/28/20	3/18/20	4/15/20	0.15	2,496	3,144	30
			$0.65	$7,533	8,379	$87
Year Ended December 31, 2019
10/25/19	2/19/20	3/16/20	$0.10	$1,659	1,561	$18
10/25/19	1/17/20	2/14/20	0.10	1,660	1,234	17
10/25/19	12/18/19	1/15/20	0.10	1,519	1,115	15
7/26/19	11/19/19	12/16/19	0.10	1,467	1,215	15
7/26/19	10/18/19	11/15/19	0.10	1,442	1,226	16
7/26/19	9/19/19	10/16/19	0.10	1,412	1,258	15
4/26/19	8/19/19	9/17/19	0.10	1,366	1,274	15
4/26/19	7/18/19	8/15/19	0.10	1,339	1,261	15
4/26/19	6/19/19	7/16/19	0.10	1,338	1,339	16
3/1/19	5/17/19	6/17/19	0.10	1,339	1,308	15
3/1/19	4/18/19	5/15/19	0.10	1,332	1,885	22
3/1/19	3/19/19	4/16/19	0.10	1,139	1,199	15
			$1.20	$17,012	15,875	$194

On July 24, 2020, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
September 16, 2020	September 17, 2020	October 16, 2020	$0.10
October 19, 2020	October 20, 2020	November 16, 2020	$0.10
November 17, 2020	November 18, 2020	December 15, 2020	$0.10

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

After paying distributions of $0.35 per share and earning net investment income of $0.40 per share for the quarter, the Company’s undistributed spillover income as of June 30, 2020 was $0.42 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Six months ended June 30,
	2020		2019

	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.83		$11.64
Net investment income	0.65		0.65
Realized gain (loss) on investments	0.17		(0.27)
Unrealized (depreciation) appreciation on investments	(0.39)		0.22
Net increase in net assets resulting from operations	0.43		0.60
Distributions declared(1)	(0.65)		(0.60)
From net investment income	(0.65)		(0.60)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.03		(0.04)
Net asset value at end of period	$11.64		$11.60
Per share market value, beginning of period	$12.93		$11.25
Per share market value, end of period	$10.90		$11.80
Total return based on a market value (3)	(10.7)%		10.2%
Shares outstanding at end of period	17,291,770		13,542,873
Ratios, net of waivers, to average net assets:
Expenses without incentive fees	10.3	%(4)	11.3	%(4)
Incentive fees	2.8	%(4)	2.8	%(4)
Net expenses	13.1	%(4)	14.1	%(4)
Net investment income with incentive fees	11.4	%(4)	11.0	%(4)
Ratios, without waivers, to average net assets:
Expenses without incentive fees(4)	10.3	%(4)	11.3	%(4)
Incentive fees(4)	2.8	%(4)	5.2	%(4)
Net expenses(4)	13.1	%(4)	16.5	%(4)
Net investment income with incentive fees(4)	11.4	%(4)	8.6	%(4)
Net assets at the end of the period	$201,232		$157,136
Average net asset value	$192,914		$149,272
Average debt per share	$10.04		$10.06
Portfolio turnover ratio	16.2	%(6)	36.2	%(7)

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	During the six months ended June 30, 2019, the Advisor waived $1.8 million of performance based incentive fee.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(6)	Calculated by dividing the lesser of purchases or the sum of (1) principal prepayments and (2) maturities by the monthly average debt investment balance.
(7)	Calculated by dividing net debt investment purchases by the monthly average debt investment balance.

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

COVID-19

As the global spread of COVID-19 continues, we experienced increased market volatility and economic uncertainty that may have materially affected the valuation of portfolio investments, and may continue to; such changes to the valuation of portfolio investments accordingly affect our net asset value. We are continuing to assess what additional adverse financial and operational consequences may result from the global spread of COVID-19 and the associated economic turbulence, however, the extent of such consequences remains uncertain as of the filing of this Form 10-Q

Forward-looking statements

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of June 30, 2020, 100%, or $342.7 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio

	(Dollars in thousands)
Debt investments	35	$342,722	96.3%	35	$288,355	90.2%
Warrants	64	10,508	3.0	66	10,829	3.4
Other investments	1	500	0.1	1	500	0.2
Equity	7	2,150	0.6	9	3,217	1.0
Equity interest in HSLFI	—	—	—	1	16,650	5.2
Total		$355,880	100.0%		$319,551	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Beginning portfolio	$334,506	$266,152	$319,551	$248,441
New debt investments	54,908	55,055	105,554	93,137
Less refinanced debt investments	—	(10,000)	—	(10,000)
Net new debt investments	54,908	45,055	105,554	83,137
Principal payments received on investments	(4,938)	(5,133)	(13,925)	(9,656)
Early pay-offs	(30,296)	(31,458)	(47,243)	(45,548)
Accretion of debt investment fees	1,222	1,090	2,287	1,748
New debt investment fees	(633)	(568)	(1,213)	(1,106)
Warrants received in settlement of fee income	978	—	978	—
Proceeds from sale of investments	(576)	(137)	(6,256)	(1,905)
Dividend income from controlled affiliate investment	(312)	431	118	761
Distributions from controlled affiliate investment	—	(298)	—	(530)
Net realized (loss) gain on investments	(725)	(4,598)	2,766	(3,447)
Net unrealized appreciation (depreciation) on investments	1,944	4,124	(6,539)	2,765
Other	(198)	99	(198)	99
Ending portfolio	$355,880	$274,759	$355,880	$274,759

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio

	(Dollars in thousands)
Life Science
Biotechnology	$84,695	24.7%	$41,789	14.5%
Drug Delivery	1,547	0.5	1,533	0.6
Medical Device	91,710	26.8	59,477	20.6
Technology
Communications	—	—	1,500	0.5
Consumer-Related	42,916	12.5	42,779	14.8
Data Storage	24,540	7.2	24,452	8.5
Internet and Media	15,727	4.6	22,504	7.8
Materials	8,376	2.4	8,410	2.9
Power Management	—	—	11,207	3.9
Software	58,431	17.1	51,069	17.7
Healthcare Information and Services
Other Healthcare	14,780	4.2	9,771	3.4
Software	—	—	13,864	4.8
Total	$342,722	100.0%	$288,355	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 25% and 28% of total debt investments outstanding as of June 30, 2020 and December 31, 2019, respectively. No single debt investment represented more than 10% of our total debt investments as of June 30, 2020 and December 31, 2019.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of June 30, 2020 and December 31, 2019, our debt investments had a weighted average credit rating of 2.9 and 3.1, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments

	(Dollars in thousands)
Credit Rating
4	2	$23,539	6.9%	4	$45,339	15.7%
3	25	265,365	77.4	26	216,128	75.0
2	6	46,718	13.6	3	24,888	8.6
1	2	7,100	2.1	2	2,000	0.7
Total	35	$342,722	100.0%	35	$288,355	100.0%

As of June 30, 2020, there were two debt investments with an internal credit rating of 1, with a cost of $13.5 million and a fair value of $7.1 million. As of December 31, 2019, there were two debt investments with an internal credit rating of 1, with an aggregate cost of $5.7 million and an aggregate fair value of $2.0 million.

Horizon Secured Loan Fund I LLC

On June 1, 2018, we and Arena Sunset SPV, LLC, or Arena, formed a joint venture, Horizon Secured Loan Fund I, or HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and was not consolidated by either us or Arena for financial reporting purposes. On April 21, 2020, we purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase, for $17.1 million. In addition, Arena received 50% of the warrants held by HSLFI or Horizon Funding I, LLC, or HFI, at closing. HSLFI is now wholly-owned by us and in future reporting periods, the assets and liabilities of HSLFI and HFI will be consolidated with the assets and liabilities by us.

Investments held by HSLFI were measured at fair value. As of December 31, 2019, HSLFI had total assets of $48.3 million. HSLFI’s portfolio consisted of debt investments in eight portfolio companies as of December 31, 2019. As of December 31, 2019, the largest investment in a single portfolio company in the HSLFI’s portfolio in aggregate principal amount was $11.3 million and the five largest investments in portfolio companies in the HSLFI totaled $30.3 million. As of December 31, 2019, HSLFI had no investments on non-accrual status. HSLFI invested in portfolio companies in the same industries in which we may directly invest.

We invested cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2019, we and Arena each owned 50.0% of the equity interests of HSLFI. We had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2019, $9.8 million was unfunded. Our investment in HSLFI consisted of an equity contribution of $15.2 million as of December 31, 2019. During the period January 1, 2020 through April 21, 2020, there were no distributions from HSLFI. For the three and six months ended June 30, 2019, HSLFI distributed $0.6 million and $1.1 million, respectively.

We and Arena each appointed two members to HSLFI’s four-person board of managers. All material decisions with respect to HSLFI, including those involving its investment portfolio, required unanimous approval of a quorum of the board of managers. Quorum wass defined as (i) the presence of two members of the board of managers; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of managers, provided that the individual that was elected, designated or appointed by the member with only one individual present will be entitled to cast two votes on each matter; or (iii) the presence of all four members of the board of managers.

HFI was formed as a Delaware limited liability company on May 9, 2018, with HSLFI as its sole equity member. HFI was a special purpose bankruptcy-remote entity and was a separate legal entity from HSLFI. Any assets conveyed to HFI were not available to creditors of HSLFI or any other entity other than HFI’s lenders.

In addition, on June 1, 2018, HSLFI entered into the Sale and Servicing Agreement. HFI entered into a Note Funding Agreement, or the NYL Facility, with several entities owned or affiliated with New York Life Insurance Company, or the Noteholders, for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. The Note Funding Agreement’s investment period has ended. Any notes issued by HFI was collateralized by all investments held by HFI and permitted an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to the Indenture. The interest rate on the notes issued under the NYL Facility was based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $15.0 million in advances made by the Noteholders as of December 31, 2019 at an interest rate of 4.98%.

The following table shows a summary of HSLFI’s investment portfolio for the period January 1, 2020 through April 21, 2020 and the three and six months ended June 30, 2019:

	For the period	For the three	For the six
	January 1, 2020	months ended	months ended
	through	June 30,	June 30,
	April 21, 2020	2019	2019

		(Dollars in thousands)
Total investments at fair value	$—	$38,896	$38,896
Dollar-weighted annualized yield on average debt investments(1)	14.3%	13.1%	12.7%
Number of portfolio companies in HSLFI	—	6	6
Largest portfolio company investment at fair value	$—	$11,158	$11,158

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect HSLFI’s expenses.

The following table shows HSLFI’s total portfolio investment activity as of and for the three and six months ended June 30, 2019:

	For the three months ended	For the six months ended
	June 30,	June 30,
	2019	2019

Beginning portfolio	$28,962	$24,734
New debt investments	10,000	14,227
Accretion of debt investment fees	45	77
New debt investment fees	(97)	(136)
Net unrealized depreciation on investments	(14)	(6)
Ending portfolio	$38,896	$38,896

The following table shows HSLFI’s investments as of December 31, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,464	$2,464
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,464	2,464
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,924	4,924
Total Debt Investments — Life science				14,781	14,781
Debt Investments — Technology
Bridge2 Solutions, LLC (6)(7)	Software	Term Loan (11.00% cash (Libor + 8.4%; Floor 11.00%), 2.00% ETP, Due 9/1/23)	500	481	481
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,163	8,163
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,961	2,961
OutboundEngine, Inc. (6)(7)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	500	491	491
Revinate, Inc. (6)(7)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,952	3,952
Total Debt Investments — Technology				16,048	16,048
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,709	3,709
Total Debt Investments — Healthcare information and services				3,709	3,709
Total Debt Investments				34,538	34,538

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	6
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	—
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	74
CSA Medical, Inc. (6)(7)	Medical Device	17,751 Preferred Stock Warrants		2	2
Total Warrant Investments — Life science				143	82
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	2,081,934 Preferred Stock Warrants		82	72
Bridge2 Solutions, LLC (6)(7)	Software	2,500 Common Stock Warrants		18	34
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	62
OutboundEngine, Inc. (6)(7)	Software	40,000 Preferred Stock Warrants		5	6
Revinate Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	18
Total Warrant Investments — Technology				198	192
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	17
Total Warrant Investments — Healthcare information and services				16	17
Total Warrant Investments				357	291

Total Portfolio Investment Assets				$34,895	$34,829

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$11,201	$11,201

Total Short Term Investments — Unrestricted Investments	$11,201	$11,201

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)	$138	$138
Total Short Term Investments — Restricted Money Market Funds	$138	$138

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2019 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following tables show certain summarized financial information for HSLFI as of December 31, 2019, for the period January 1, 2020 through April 21, 2020 and the three and six months ended June 30, 2019:

December 31,
2019

Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $34,895)	$34,829
Cash and cash equivalents	503
Investments in money market funds	11,201
Restricted investments in money market funds	138
Interest receivable	477
Other assets	1,109
Total assets	$48,257

Borrowings	$14,955
Other liabilities	126
Total liabilities	15,081
Members’ equity	33,176
Total liabilities and members’ equity	$48,257

	For the period	For the three	For the six
	January 1, 2020	months ended	months ended
	through	June 30,	June 30,
	April 21, 2020	2019	2019

	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,353	$1,148	$1,997
Total investment income	$1,465	$1,148	$1,997
Total expenses	$1,229	$286	$475
Net investment income	$236	$862	$1,522
Net realized gain on investments	$120	—	$—
Net unrealized depreciation on investments	$(392)	$(14)	$(6)
Net (decrease) increase in net assets resulting from operations	$(36)	$848	$1,516

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended June 30, 2020 and 2019

The following table shows consolidated results of operations for the three months ended June 30, 2020 and 2019:

	For the three months ended
	June 30,
	2020	2019

	(In thousands)
Total investment income	$13,524	$10,470
Total expenses	6,818	6,166
Performance based incentive fee waived	—	(708)
Net expenses	6,818	5,458
Net investment income	6,706	5,012
Net realized loss on investments	(725)	(4,598)
Net unrealized appreciation on investments	1,944	4,124
Net increase in net assets resulting from operations	$7,925	$4,538
Average debt investments, at fair value	$328,036	$239,284
Average borrowings outstanding	$182,521	$129,034

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $3.1 million, or 29.2%, to $13.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, total investment income consisted primarily of $12.1 million in interest income from investments, which included $3.3 million in income from the accretion of origination fees and ETPs, $1.7 million in fee income and $0.3 million in dividend expense. Interest income on debt investments increased by $2.9 million, or 31.0%, to $12.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Interest income on debt investments for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 increased primarily due to an increase of $88.8 million, or 37.1%, in the average size of our debt investment portfolio, partially offset by a decrease in one-month LIBOR which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.9 million, or 116.4%, to $1.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a higher average prepayment fee rate earned and an increase in amendment fee income.

The following table shows our dollar-weighted annualized yield for the three months ended June 30, 2020 and 2019:

	For the three months ended
	June 30,
Investment type:	2020	2019
Debt investments(1)(2)	16.9%	16.8%
Equity interest in HSLFI and debt investments(1)(3)	16.3%	16.6%
Equity interest in HSLFI(1)(4)	—%	13.0
All investments(1)(5)	15.8%	15.5%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 26% and 27% of investment income for the three months ended June 30, 2020 and 2019, respectively.

Expenses

Net expenses increased by $1.4 million, or 24.9%, to $6.8 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.4 million, or 21.1%, to $2.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $53.5 million, or 41.5%, offset by a reduction in our effective cost of debt, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Base management fee expense increased by $0.3 million, or 22.2%, to $1.7 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Base management fee increased primarily due to an increase of $88.8 million, or 37.1%, in the average size of our investment portfolio for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, offset by the reduced management fee rate on which the base management fee is calculated for assets in excess of $250 million.

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

Performance based incentive fee expense, net of the waiver above, increased by $0.4 million, or 33.8%, to $1.7 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase was due to an increase of $2.1 million, or 33.8%, in Pre-Incentive Fee Net Investment Income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Administrative fee expense, professional fees and general and administrative were $0.9 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively.

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

During the three months ended June 30, 2020, we realized net losses totaling $0.7 million primarily due to the realized loss on the settlement of one of our debt investments offset by a realized gain from the consideration we received from the termination of warrants upon the sale of a portfolio company. During the three months ended June 30, 2019, we realized net losses totaling $4.6 million primarily due to the expiration of one of our royalty agreements which was included in other investments.

During the three months ended June 30, 2020, net unrealized appreciation on investments totaled $1.9 million which was primarily due to (1) the unrealized appreciation on one of our warrant investments and (2) the reversal of previously recorded unrealized depreciation from the settlement of three of our debt investments partially offset by (1) the unrealized depreciation on two of our debt investments and (2) the unrealized depreciation on one of our equity investments. During the three months ended June 30, 2019, net unrealized appreciation on investments totaled $4.1 million which was primarily due to (1) a reversal of previously recorded unrealized depreciation on one of our royalty agreements which was included in other investments and (2) unrealized appreciation on one of our equity investments. These amounts were partially offset by unrealized depreciation on one of our debt investments.

Comparison of the six months ended June 30, 2020 and 2019

The following table shows consolidated results of operations for the six months ended June 30, 2020 and 2019:

	For the six months ended
	June 30,
	2020	2019

	(In thousands)
Total investment income	23,638	$18,775
Total expenses	12,649	12,378
Performance based incentive fee waived	—	(1,848)
Net expenses	12,649	10,530
Net investment income	10,989	8,245
Net realized gain (loss) on investments	2,766	(3,447)
Net unrealized (depreciation) appreciation on investments	(6,539)	2,765
Net increase in net assets resulting from operations	$7,216	$7,563
Average debt investments, at fair value	$310,830	$229,943
Average borrowings outstanding	$168,981	$126,878

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $4.9 million, or 25.9%, to $23.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. For the six months ended June 30, 2020, total investment income consisted primarily of $21.7 million in interest income from investments, which included $5.3 million in income from the accretion of origination fees and ETPs, $1.9 million in fee income and $0.1 million in dividend income. Interest income on debt investments increased by $4.8 million, or 28.3%, to $21.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Interest income on debt investments for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 increased primarily due to an increase of $80.9 million, or 35.2%, in the average size of our debt investment portfolio, partially offset by a decrease in one-month LIBOR which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.7 million, or 64.7%, to $1.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in amendment fee income.

The following table shows our dollar-weighted annualized yield for the six months ended June 30, 2020 and 2019:

	For the six months ended
	June 30,
Investment type:	2020	2019
Debt investments(1)(2)	15.1%	15.7%
Equity interest in HSLFI and debt investments(1)(3)	14.8%	15.4%
Equity interest in HSLFI(1)(4)	—%	11.5%
All investments(1)(5)	14.2%	14.4%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 24% and 27% of investment income for the six months ended June 30, 2020 and 2019, respectively.

Expenses

Net expenses increased by $2.1 million, or 20.1%, to $12.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.6 million, or 13.5%, to $4.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $42.1 million, or 33.2%, offset by a reduction in our effective cost of debt, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Base management fee expense increased by $0.6 million, or 22.1%, to $3.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Base management fee increased primarily due to an increase of $80.9 million, or 35.2%, in the average size of our investment portfolio for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, offset by the reduced management fee rate on which the base management fee is calculated for assets in excess of $250 million.

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

Performance based incentive fee expense, net of the waiver above, increased by $0.7 million, or 33.3%, to $2.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 . This increase was due to an increase of $3.4 million, or 33.3%, in Pre-Incentive Fee Net Investment Income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Administrative fee expense, professional fees and general and administrative were $1.9 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

During the six months ended June 30, 2020, we realized net gains totaling $2.8 million primarily due to the realized gain from the consideration we received from the termination of warrants upon the sale of three portfolio companies offset by the realized loss on the settlement of one of our debt investmetns. During the six months ended June 30, 2019, we realized net losses totaling $3.4 million primarily due to the expiration of one of our royalty agreements which was included in other investments which was partially offset by a gain on the sale of our equity investment in one portfolio company and from the consideration we received from the termination of warrants upon the sale of one portfolio company.

During the six months ended June 30, 2020, net unrealized depreciation on investments totaled $6.5 million which was primarily due to (1) the unrealized depreciation on five of our debt investments, (2) the unrealized depreciation on one of our equity investments and (3) the reversal of previously recorded unrealized appreciation from the termination of warrants upon the sale of two portfolio companies partially offset by (1) the unrealized appreciation on one of our warrant investments and (2) the reversal of previously recorded unrealized depreciation from the settlement of three of our debt investments. During the six months ended June 30, 2019, net unrealized appreciation on investments totaled $2.8 million which was primarily due to the net unrealized appreciation on two of our royalty agreements which were included in other investments and the unrealized appreciation on one of our equity investments, partially offset by the unrealized depreciation on one of our debt investments.

Liquidity and capital resources

As of June 30, 2020 and December 31, 2019, we had cash and investments in money market funds of $37.3 million and $16.3 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of June 30, 2020 and December 31, 2019, we had $1.2 million and $1.1 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our public debt offerings.

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

During the three months ended June 30, 2020, we sold 432,491 shares of common stock under the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $5.0 million, including $0.1 million of offering expenses, from these sales.

During the six months ended June 30, 2020, we sold 1,717,901 shares of common stock under the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $21.1 million, including $0.5 million of offering expenses, from these sales.

On April 24, 2020, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2021 or the repurchase of $5.0 million of our common stock. During the three and six months ended June 30, 2020 and 2019, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through June 30, 2020, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At June 30, 2020 and December 31, 2019, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association was $45.0 million and $17.0 million, respectively. As of June 30, 2020 and December 31, 2019, we had borrowing capacity under the Key Facility of $80.0 million and $108.0 million, respectively. At June 30, 2020 and December 31, 2019, $22.7 million and $24.2 million, respectively, were available, subject to existing terms and advance rates.

At June 30, 2020, the outstanding principal balance under the NYL Facility was $13.3 million. As of June 30, 2020, we had borrowing capacity under the NYL Facility of $86.8 million. At June 30, 2020, $13.3 million was available, subject to existing terms and advance rates.

Our operating activities used cash of $29.7 million for the six months ended June 30, 2020, and our financing activities provided cash of $50.8 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from advances on our credit facilities and the sale of shares through our ATM for net proceeds of $21.1 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$45,000	$80,000	$125,000	$17,000	$108,000
NYL Facility	100,000	13,250	86,750	—	—	—
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	362,375	195,625	166,750	262,375	154,375	108,000
Unamortized debt issuance costs attributable to term borrowings	—	(2,066)	—	—	(2,325)	—
Total borrowings outstanding, net	$362,375	$193,559	$166,750	$262,375	$152,050	$108,000

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.16% and 1.76% as of June 30, 2020 and December 31, 2019, respectively. The interest rates in effect were 4.25% and 4.94% as of June 30, 2020 and December 31, 2019, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. On June 29, 2020, we amended the Key Facility, among other things, to amend the LIBOR floor from 0.75% to 1.00% and to extend the period during which we may request advances under the Key Facility, or the Revolving Period, to September 30, 2021. The Key Facility is collateralized by debt investments held by Horizon Credit II LLC, or Credit II, and permits an advance rate of up to fifty percent (50%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. The maturity of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable, is on April 6, 2023.

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million of our 6.25% notes due 2022, or the 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2020, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

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

At June 30, 2020, and December 31, 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2020, and December 31, 2019, there was approximately $1.2 million and $1.1 million, respectively, of restricted investments.

On April 21, 2020, we purchased all of the limited liability company interests of Arena in HSLFI, including, which is a party to the NYL Facility. HFI entered into the NYL Facility with the Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the Noteholders. On June 1, 2018, HSLFI sold or contributed to HFI certain secured loans made to certain portfolio companies pursuant to into the Sale and Servicing Agreement. Any notes issued by HFI are collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments.

On June 5, 2020, we amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $13.3 million in advances made by the Noteholders as of June 30, 2020 at an interest rate of 4.60%.

Other assets

As of June 30, 2020 and December 31, 2019, other assets were $2.2 million and $1.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2020:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years

	(In thousands)
Borrowings	$195,625	$14,964	$159,267	$21,394	$—
Unfunded commitments	75,875	45,875	30,000	—	—
Total	$271,500	$60,839	$189,267	$21,394	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2020, we had such unfunded commitments of $75.9 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of June 30, 2020, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

In addition to the Key Facility and the NYL Facility, we have certain commitments pursuant to our Investment Management Agreement entered into with our Advisor. We have agreed to pay a fee for investment advisory and management services consisting of two components (1) a base management fee equal to a percentage of the value of our gross assets less cash or cash equivalents, and (2) a two-part incentive fee. We have also entered into a contract with our Advisor to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Advisor’s overhead in performing its obligations under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. See Note 3 to our consolidated financial statements for additional information regarding our Investment Management Agreement and our Administration Agreement.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2020 and 2019, the Advisor earned $3.3 million and $2.6 million, respectively, pursuant to the Investment Management Agreement. During the six months ended June 30, 2020 and 2019, the Advisor earned $6.0 million and $4.7 million, respectively, pursuant to the Investment Management Agreement.

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

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended June 30, 2020 and 2019, the Advisor earned $0.3 million and $0.2 million, respectively, pursuant to the Administration Agreement. During the six months ended June 30, 2020 and 2019, the Advisor earned $0.5 million and $0.4 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and six months ended June 30, 2020, we recognized as interest income interest payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status. For the three and six months ended June 30, 2019, we did not recognize any interest income from debt investments on non-accrual status.

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

Distributions from HSLFI are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from HSLFI as dividend income unless there are sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the period January 1, 2020 through April 21, 2020, there were no distributions from HSLFI. For the three and six months ended June 30, 2019, HSLFI distributed $0.3 million and $0.5 million, respectively, classified as dividend income to us.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2020 and December 31, 2019.

Recently issued accounting pronouncement

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently assessing the impact of ASU 2020-04 and the LIBOR transition on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2020 and December 31, 2019, 100% and 99%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index.

Based on our June 30, 2020 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at June 30, 2020, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)

	(In thousands)
Up 300 basis points	$3,942	$994	$2,948
Up 200 basis points	$1,166	$538	$628
Up 100 basis points	$243	$82	$161
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$(178)	$—	$(178)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2022 Notes and our Asset-Backed Notes bear interest at a fixed rate, our Key Facility and our NYL Facility have a floating interest rate provision. The Key Facility is subject to a floor of 1.00% per annum, based on a LIBOR index which resets monthly and the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 31, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth below and in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2020 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, except as set forth below.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: July 28, 2020	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: July 28, 2020	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer