Form 10-Q
period 2020-09-30
Horizon Technology Finance Corp
filed 2020-11-03
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of November 3, 2020 was 18,367,587.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
6.25% Notes due 2022	HTFA	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Non-affiliate investments at fair value (cost of $321,034 and $295,256, respectively)	$304,359	$294,304
Non-controlled affiliate investments at fair value (cost of $6,822 and $6,891, respectively) (Note 5)	7,391	8,597
Controlled affiliate investments at fair value (cost of $16,684) (Note 5)	—	16,650
Total investments at fair value (cost of $327,856 and $318,831, respectively) (Note 4)	311,750	319,551
Cash	34,130	6,465
Investments in money market funds	22,735	9,787
Restricted investments in money market funds	801	1,133
Interest receivable	6,229	5,530
Other assets	1,913	1,535
Total assets	$377,558	$344,001

Liabilities
Borrowings (Note 7)	$163,689	$152,050
Distributions payable	5,510	4,669
Base management fee payable (Note 3)	510	519
Incentive fee payable (Note 3)	1,465	1,613
Other accrued expenses	1,213	1,095
Total liabilities	172,387	159,946

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 18,533,378 and 15,730,755 shares issued and 18,365,913 and 15,563,290 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	19	16
Paid-in capital in excess of par	260,649	226,660
Distributable earnings	(55,497)	(42,621)
Total net assets	205,171	184,055
Total liabilities and net assets	$377,558	$344,001
Net asset value per common share	$11.17	$11.83

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Investment income
Interest income on investments
Interest income on non-affiliate investments	$10,974	$8,974	$32,286	$25,429
Interest income on affiliate investments	175	210	532	645
Total interest income on investments	11,149	9,184	32,818	26,074
Fee income
Prepayment fee income on non-affiliate investments	1,156	639	1,911	1,373
Revenue based payments on non-affiliate investments(1)	—	1,050	—	1,080
Fee income on non-affiliate investments	23	37	1,112	382
Fee income on affiliate investments	3	4	10	18
Total fee income	1,182	1,730	3,033	2,853
Dividend income
Dividend income on controlled affiliate investments	—	461	118	1,223
Total dividend income	—	461	118	1,223
Total investment income	12,331	11,375	35,969	30,150
Expenses
Interest expense	2,607	2,046	7,331	6,209
Base management fee (Note 3)	1,616	1,394	4,865	4,055
Performance based incentive fee (Note 3)	1,465	1,443	4,212	5,352
Administrative fee (Note 3)	234	212	740	631
Professional fees	247	279	1,095	1,045
General and administrative	302	228	877	688
Total expenses	6,471	5,602	19,120	17,980
Performance based incentive fee waived (Note 3)	—	—	—	(1,848)
Net expenses	6,471	5,602	19,120	16,132
Net investment income	5,860	5,773	16,849	14,018
Net realized and unrealized loss on investments
Net realized gain (loss) on non-affiliate investments	1,178	(424)	3,957	(3,871)
Net realized loss on controlled affiliate investments	—	—	(12)	—
Net realized gain (loss) on investments	1,178	(424)	3,945	(3,871)
Net unrealized (depreciation) appreciation on non-affiliate investments	(10,629)	(129)	(15,435)	620
Net unrealized appreciation (depreciation) on non-controlled affiliate investments	341	—	(1,134)	2,019
Net unrealized depreciation on controlled affiliate investments	—	(14)	(258)	(17)
Net unrealized (depreciation) appreciation on investments	(10,288)	(143)	(16,827)	2,622
Net realized and unrealized loss on investments	(9,110)	(567)	(12,882)	(1,249)
Net (decrease) increase in net assets resulting from operations	$(3,250)	$5,206	$3,967	$12,769
Net investment income per common share	$0.34	$0.42	$0.98	$1.08
Net (decrease) increase in net assets per common share	$(0.19)	$0.38	$0.23	$0.98
Distributions declared per share	$0.30	$0.30	$0.95	$0.90
Weighted average shares outstanding	17,245,662	13,816,082	17,111,359	13,016,839

(1)

Revenue Based Payments consist of payments made to the Company by a portfolio company based upon a percentage of such portfolio company’s revenue. Such payments were made in addition to the portfolio company’s regularly scheduled payments of principal and interest.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at June 30, 2019	13,542,873	$14	$202,855	(45,733)	$157,136
Issuance of common stock, net of offering costs	865,728	1	10,106	—	10,107
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	5,773	5,773
Net realized loss on investments	—	—	—	(424)	(424)
Net unrealized depreciation on investments	—	—	—	(143)	(143)
Issuance of common stock under dividend reinvestment plan	3,874	—	46	—	46
Distributions declared	—	—	—	(4,351)	(4,351)
Balance at September 30, 2019	14,412,475	15	213,007	(44,878)	168,144

Balance at June 30, 2020	17,291,770	17	247,924	(46,709)	201,232
Issuance of common stock, net of offering costs	1,069,259	2	12,666	—	12,668
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	5,860	5,860
Net realized gain on investments	—	—	—	1,178	1,178
Net unrealized depreciation on investments	—	—	—	(10,288)	(10,288)
Issuance of common stock under dividend reinvestment plan	4,884	—	59	—	59
Distributions declared	—	—	—	(5,538)	(5,538)
Balance at September 30, 2020	18,365,913	$19	$260,649	$(55,497)	$205,171

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2018	11,535,129	$12	$179,616	$(45,371)	$134,257
Issuance of common stock, net of offering costs	2,865,728	3	33,251	—	33,254
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	14,018	14,018
Net realized loss on investments	—	—	—	(3,871)	(3,871)
Net unrealized appreciation on investments	—	—	—	2,622	2,622
Issuance of common stock under dividend reinvestment plan	11,618	—	140	—	140
Distributions declared	—	—	—	(12,276)	(12,276)
Balance at September 30, 2019	14,412,475	15	213,007	(44,878)	168,144

Balance at December 31, 2019	15,563,290	16	226,660	(42,621)	184,055
Issuance of common stock, net of offering costs	2,787,160	3	33,813	—	33,816
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	16,849	16,849
Net realized gain on investments	—	—	—	3,945	3,945
Net unrealized depreciation on investments	—	—	—	(16,827)	(16,827)
Issuance of common stock under dividend reinvestment plan	15,463	—	176	—	176
Distributions declared	—	—	—	(16,843)	(16,843)
Balance at September 30, 2020	18,365,913	$19	$260,649	$(55,497)	$205,171

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,967	$12,769
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	782	522
Net realized (gain) loss on investments	(3,945)	3,871
Net unrealized depreciation (appreciation) on investments	16,827	(2,622)
Purchase of investments	(121,648)	(135,284)
Principal payments received on investments	111,129	101,117
Proceeds from sale of investments	8,200	2,439
Investment in controlled affiliate investments	—	(589)
Distributions from controlled affiliate investment	—	715
Dividends from controlled affiliate investment	(118)	(1,223)
Warrants received in settlement of fee income	(978)	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable	519	(507)
Increase in end-of-term payments	(1,218)	(493)
Decrease in unearned income	(1,666)	(1,491)
Decrease (increase) in other assets	119	(516)
Increase (decrease) in other accrued expenses	118	(115)
(Decrease) increase in base management fee payable	(9)	48
(Decrease) increase in incentive fee payable	(148)	452
Net cash provided by (used in) operating activities	11,931	(20,907)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	33,816	33,254
Proceeds from Asset- Backed Notes	—	100,000
Advances on credit facilities	58,250	49,500
Repayment of credit facilities	(47,000)	(125,000)
Debt issuance costs	(890)	(1,808)
Distributions paid	(15,826)	(11,272)
Net cash provided by financing activities	28,350	44,674
Net increase in cash, cash equivalents and restricted cash	40,281	23,767
Cash, cash equivalents and restricted cash:
Beginning of period	17,385	12,591
End of period	$57,666	$36,358

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,296	$5,801
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$893	$1,675
Distributions payable	$5,510	$4,324
Acquisition of controlled affiliate investment	$16,498	$—
End-of-term payments receivable	$5,118	$3,508
Non-cash income	$4,701	$2,798
Receivable resulting from sale of investment	$—	$500

	Nine months ended September 30,
	2020	2019
Cash	$34,130	$16,958
Investments in money market funds	22,735	18,199
Restricted investments in money market funds	801	1,201
Total cash, cash equivalents and restricted cash	$57,666	$36,358

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 148.4% (8)
Non-Affiliate Debt Investments — 142.9% (8)
Non-Affiliate Debt Investments — Life Science — 72.0% (8)
Castle Creek Pharmaceuticals Holdings, Inc.(2)(12)	Biotechnology	Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	$5,000	$4,879	$4,879
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,933	4,933
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,933	4,933
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,933	4,933
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 5.50% ETP, Due 4/1/23)	2,500	2,474	2,474
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 5.50% ETP, Due 4/1/23)	2,500	2,523	2,482
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,350	2,350
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,453	2,453
Encore Dermatology, Inc. (2)(12)(13)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 4.00% ETP, Due 4/1/23)	5,078	5,034	2,402
		Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 4.00% ETP, Due 4/1/23)	5,000	4,957	2,403
		Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 4.00% ETP, Due 4/1/23)	5,000	4,943	2,395
Espero BioPharma, Inc. (2)(12)(13)	Biotechnology	Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), 5.10% ETP, Due 8/15/20) (11)	5,053	5,053	2,322
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), 5.10% ETP, Due 8/15/20) (11)	4,914	4,914	2,257
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	200	200	91
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	100	100	46
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	100	100	46
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	100	100	46
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	150	150	69
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	100	100	46
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	50	50	22
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 8/15/20) (11)	485	485	223
		Term Loan (12.00% cash (Libor + 9.25%; Floor 12.00%), Due 10/31/20)	70	70	32
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	5,000	4,975	4,975
Provivi, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,757	4,757
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,907	4,907
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (10.50% cash (Libor + 10.00%; Floor 10.50%), 10.17% ETP, Due 1/1/21)	656	653	653
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	Term Loan (9.50% cash (Libor + 8.40%; Floor 9.50%), 5.00% ETP, Due 6/1/22)	1,600	1,554	1,400
Bardy Diagnostics, Inc. (2)(12)	Medical Device	Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,939	4,939
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,939	4,939
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	988	988
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	988	988
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	988	988
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	988	988
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	988	988

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Ceribell, Inc. (2)(12)	Medical Device	Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,874	4,874
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,939	4,939
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 9.17% ETP, Due 7/1/25)	5,198	5,134	5,134
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 9.17% ETP, Due 7/1/25)	5,198	5,134	5,134
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,750	3,701	3,701
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	250	247	247
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	4,000	3,952	3,952
CVRx, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,944	4,944
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,944	4,944
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,944	4,944
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,944	4,944
Lantos Technologies, Inc. (2)(12)(13)	Medical Device	Term Loan (10.00% cash (Libor + 8.43%; Floor 10.00%), 10.00% ETP, Due 9/30/20)	1,879	1,660	475
		Term Loan (10.00% cash (Libor + 8.43%; Floor 10.00%), Due 9/30/20)	436	436	125
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 5.50% ETP, Due 10/1/23)	7,500	7,415	7,158
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 5.50% ETP, Due 10/1/23)	4,050	3,967	3,829
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,862	4,862
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,934	4,934
VERO Biotech LLC (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	2,667	2,646	2,646
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 5.00% ETP, Due 1/1/22)	2,667	2,646	2,646
Total Non-Affiliate Debt Investments — Life Science				163,721	147,779
Non-Affiliate Debt Investments — Technology — 63.7% (8)
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	4,250	4,164	4,164
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	4,250	4,196	4,196
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	1,125	1,095	1,095
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	4,667	4,602	4,602
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	4,667	4,602	4,602
		Term Loan (9.90% cash (Libor + 7.40%; Floor 9.90%), 4.00% ETP, Due 1/1/23)	4,667	4,602	4,602
Updater, Inc.(2)(12)	Consumer-related Technologies	Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,945	4,945
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,945	4,945
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,890	9,890
Canara, Inc. (2)(12)	Data Storage	Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 2.00% ETP, Due 8/1/23)	5,000	4,900	4,900
		Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 2.00% ETP, Due 8/1/23)	5,000	4,899	4,899
Silk, Inc. (2)(12)	Data Storage	Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 1/1/23)	4,667	4,620	4,620
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 1/1/23)	4,667	4,620	4,620
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 7/1/23)	5,000	4,874	4,874
IgnitionOne, Inc. (2)(12)(13)	Internet and Media	Term Loan (10.39% cash (Libor + 10.23%; Floor 10.23%), 6.00% ETP, Due 4/1/22)	1,874	1,789	1,789
		Term Loan (10.39% cash (Libor + 10.23%; Floor 10.23%), 6.00% ETP, Due 4/1/22)	1,874	1,789	1,789

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (10.39% cash (Libor + 10.23%; Floor 10.23%), 6.00% ETP, Due 4/1/22)	1,987	1,708	1,708
		Term Loan (10.39% cash (Libor + 10.23%; Floor 10.23%), 6.00% ETP, Due 4/1/22)	1,874	1,789	1,789
The NanoSteel Company, Inc. (2)(12)	Materials	Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 14.88% ETP, Due 6/1/22)	4,250	4,210	2,500
		Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 14.88% ETP, Due 6/1/22)	4,250	4,210	2,500
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,472	2,472
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,472	2,472
Keypath Education, LLC (2)(12)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	3,750	3,579	3,579
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	3,750	3,681	3,681
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	2,500	2,454	2,454
OutboundEngine, Inc. (2)(12)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.36% ETP, Due 7/1/23)	4,000	3,944	3,944
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.36% ETP, Due 7/1/23)	3,500	3,451	3,451
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.36% ETP, Due 7/1/23)	500	503	495
Revinate, Inc. (2)(12)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	4,000	4,030	3,813
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	1,000	929	893
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	5,000	4,942	4,751
Topia Mobility, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,817	4,817
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,895	4,895
xAd, Inc. (2)(12)	Software	Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	3,333	3,296	3,296
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	3,333	3,296	3,296
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	2,000	1,978	1,978
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	1,333	1,318	1,318
Total Non-Affiliate Debt Investments — Technology				134,506	130,634
Non-Affiliate Debt Investments — Healthcare information and services — 7.2% (8)
Kate Farms, Inc. (2)(12)	Other Healthcare	Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,935	4,935
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,935	4,935
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	2,500	2,463	2,463
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	2,500	2,463	2,463
Total Non-Affiliate Debt Investments — Healthcare information and services				14,796	14,796
Total Non- Affiliate Debt Investments				313,023	293,209
Non-Affiliate Warrant Investments — 5.2% (8)
Non-Affiliate Warrants — Life Science — 1.0% (8)
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,632 Common Stock Warrants		122	—
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants		144	142
Celsion Corporation (2)(5)(12)	Biotechnology	295,053 Common Stock Warrants		65	9
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	19
Emalex Biosciences, Inc. (2)(12)	Biotechnology	73,602 Preferred Stock Warrants		107	107
Encore Dermatology, Inc. (2)(12)	Biotechnology	1,511 Preferred Stock Warrants		113	—
Espero BioPharma, Inc. (2)(12)	Biotechnology	1,507,917 Common Stock Warrants		184	—
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	3
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants		146	91
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	15
Provivi, Inc. (2)(12)	Biotechnology	123,457 Preferred Stock Warrants		147	336
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	23

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants	44	—
Titan Pharmaceuticals, Inc. (2)(5)(12)	Drug Delivery	373,333 Common Stock Warrants	95	—
AccuVein Inc. (2)(12)	Medical Device	1,174,881 Preferred Stock Warrants	21	25
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants	66	458
Bardy Diagnostics, Inc. (2)(12)	Medical Device	346,154 Preferred Stock Warrants	56	54
Ceribell, Inc. (2)(12)	Medical Device	117,521 Preferred Stock Warrants	50	50
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	6,313,826 Preferred Stock Warrants	149	139
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants	153	115
CVRx, Inc.(2)(12)	Medical Device	750,000 Preferred Stock Warrants	76	74
Lantos Technologies, Inc. (2)(12)	Medical Device	560,832 Preferred Stock Warrants	253	—
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants	238	91
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	283,772 Preferred Stock Warrants	64	64
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants	83	78
VERO Biotech LLC (2)(12)	Medical Device	408 Common Stock Warrants	53	49
Total Non-Affiliate Warrants — Life Science			2,579	1,942
Non-Affiliate Warrants — Technology — 3.4% (8)
Intelepeer Holdings, Inc. (2)(12)	Communications	3,078,084 Preferred Stock Warrants	178	147
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants	92	142
Betabrand Corporation (2)(12)	Consumer-related Technologies	261,198 Preferred Stock Warrants	106	79
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	820
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants	192	13
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	35
Canara, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	243	702
Silk, Inc. (2)(12)	Data Storage	26,816,363 Preferred Stock Warrants	234	216
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	7
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	90	70
Skillshare, Inc. (2)(12)	Internet and Media	139,073 Preferred Stock Warrants	162	2,406
The NanoSteel Company, Inc. (2)(12)	Materials	818,807 Preferred Stock Warrants	234	—
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants	1,585	1,315
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,753 Preferred Stock Warrants	101	—
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants	80	—
BriteCore Holdings, Inc. (2)(12)	Software	12,857 Preferred Stock Warrants	5	5
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants	30	22
Keypath Education, Inc.(2)(12)	Software	900,000 Preferred Stock Warrants	160	157
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants	24	268
OutboundEngine, Inc. (2)(12)	Software	620,000 Preferred Stock Warrants	80	10
Revinate, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants	44	42
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants	12	291
ShopKeep.com, Inc. (2)(12)	Software	193,962 Preferred Stock Warrants	118	105
SIGNiX, Inc. (12)	Software	133,560 Preferred Stock Warrants	225	—
Skyword, Inc. (12)	Software	301,055 Preferred Stock Warrants	48	3
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants	138	138
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants	42	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants	177	—
Total Non-Affiliate Warrants — Technology			4,577	6,993
Non-Affiliate Warrants — Sustainability — 0.0% (8)
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants	100	—
Total Non-Affiliate Warrants — Sustainability			100	—
Non-Affiliate Warrants — Healthcare information and services — 0.8% (8)
ProterixBio, Inc. (2)(12)	Diagnostics	2,676 Common Stock Warrants	42	—
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants	101	1,011
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants	74	—
Ontrak, Inc. (2)(5)(12)	Software	10,906 Common Stock Warrants	44	455
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants	60	189
Total Non-Affiliate Warrants — Healthcare information and services			321	1,655
Total Non-Affiliate Warrants			7,577	10,590

Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement	14	200
Total Non-Affiliate Other Investments			14	200

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Equity — 0.2% (8)
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	1,308 Common Stock		84	2
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	82
Zeta Global Holdings Corp. (2)(12)	Internet and Media	18,405 Common Stock		240	240
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		74	—
Clarabridge, Inc. (12)	Software	17,142 Common Stock		13	36
Total Non-Affiliate Equity				420	360
Total Non-Affiliate Portfolio Investment Assets				$321,034	$304,359
Non-controlled Affiliate Investments — 3.6% (8)
Non-controlled Affiliate Debt Investments — Technology — 2.8% (8)
Decisyon, Inc. (12)	Software	Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	$1,182	$1,182	$1,139
		Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	646	636	614
		Term Loan (12.02% cash, Due 6/1/21)	227	227	219
		Term Loan (12.03% cash, Due 6/1/21)	227	227	219
		Term Loan (12.24% cash, Due 6/1/21)	685	685	661
		Term Loan (13.08% cash, Due 6/1/21)	277	277	266
		Term Loan (13.10% cash, Due 6/1/21)	184	184	177
StereoVision Imaging, Inc. (2)(12)	Software	Term Loan (8.50% Cash (Libor + 7.03%; Floor 8.50%), 14.06% ETP, Due 1/1/22)	2,783	2,382	2,382
Total Non-controlled Affiliate Debt Investments — Technology				5,800	5,677

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—
Non-controlled Affiliate Equity — Technology — 0.8% (8)
Decisyon, Inc. (12)	Software	45,365,936 Common Stock		185	75
StereoVision Imaging, Inc. (2)(12)	Software	1,943,572 Common Stock		791	1,639
Total Non-controlled Affiliate Equity				976	1,714
Total Non-controlled Affiliate Portfolio Investment Assets				$6,822	$7,391

Total Portfolio Investment Assets — 152.0% (8)				$327,856	$311,750

Short Term Investments — Unrestricted Investments — 11.1% (8)
US Bank Money Market Deposit Account				$22,735	$22,735
Total Short Term Investments —Unrestricted Investments				$22,735	$22,735

Short Term Investments — Restricted Investments—0.4% (8)
US Bank Money Market Deposit Account				$801	$801
Total Short Term Investments —Restricted Investments				$801	$801

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

(4)All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2020 is provided.

(5)Portfolio company is a public company.

(6)For debt investments, represents principal balance less unearned income.

(7)Warrants, Equity and Other Investments are non-income producing.

(8)Value as a percent of net assets.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(Dollars in thousands)

(9)The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act) as of September 30, 2020. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(13)Debt investment is on non-accrual status as of September 30, 2020.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2020, there were four debt investments on non-accrual status with a cost of $35.4 million and a fair value of $20.1 million. As of December 31, 2019, there were two investments on non-accrual status with a cost of $5.7 million and a fair value of $2.0 million. For the three and nine months ended September 30, 2020, the Company recognized, as interest income, payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status. For the three and nine months ended September 30, 2019, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended September 30, 2020 and 2019 was 4.9% and 4.5%, respectively.  The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2020 and 2019 was 5.9%.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Prior to consolidating the investment in HSLFI on and after April 21, 2020, distributions from HSLFI were evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company did not record distributions from HSLFI as dividend income unless there was sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that were classified as a return of capital were recorded as a reduction in the cost basis of the investment. For the period January 1, 2020 through April 21, 2020, HSLFI made no distributions classified as dividend income or a return of capital to the Company. For the three and nine months ended September 30, 2019, HSLFI distributed $0.2 million and $0.7 million, respectively, classified as dividend income to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of September 30, 2020 and December 31, 2019 was $3.4 million and $3.3 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of September 30, 2020 and December 31, 2019 were $3.9 million and $3.1 million, respectively. The amortization expense for the three months ended September 30, 2020 and 2019 was $0.2 million. The amortization expense for the nine months ended September 30, 2020 and 2019 was $0.8 million and $0.5 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

as taxable income is earned. For the three and nine months ended September 30, 2020 and 2019, there was no U.S. federal excise tax recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2020 and December 31, 2019. The Company’s income tax returns for the 2018, 2017 and 2016 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stockholders’ Equity

On March 26, 2019, the Company completed a follow-on public offering of 2,000,000 shares of its common stock at a public offering price of $12.14 per share, for total net proceeds to the Company of $23.1 million, after deducting underwriting commission and discounts and other offering expenses

On August 2, 2019, the Company entered into an At-The-Market (“ATM”) sales agreement (the “Prior Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (each a “Sales Agent” and, collectively, the “Sales Agents”). The Prior Equity Distribution Agreement provided that the Company may offer and sell its shares from time to time through the Sales Agents up to $50.0 million worth of its common stock, in amounts and at times to be determined by the Company.

On July 30, 2020, the Company terminated the Prior Equity Distribution Agreement and entered into a new ATM sales agreement (the “Equity Distribution Agreement”), with the Sales Agents. The remaining shares available under the Prior Equity Distribution Agreement are no longer available for issuance. The Equity Distribution Agreement provides that the Company may offer and sell its shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by the Company. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended September 30, 2020, the Company sold 1,069,259 shares of common stock under the Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $12.7 million, including $0.3 million of offering expenses, from these sales.

During the nine months ended September 30, 2020, the Company sold 2,787,160 shares of common stock under the Prior Equity Distribution Agreement and the Equity Distribution Agreement. For the same period, the Company received

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

total accumulated net proceeds of approximately $33.8 million, including $0.8 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2020, shares representing approximately $87.0 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 24, 2020, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2021 or the repurchase of $5.0 million of the Company’s common stock. During the three and nine months ended September 30, 2020 and 2019, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through September 30, 2020, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Related party transactions

Investment Management Agreement

At a special meeting of the stockholders on October 30, 2018, the stockholders approved a new Investment Management Agreement which became effective on March 7, 2019. The new Investment Management Agreement replaced the previously effective Amended and Restated Investment Management Agreement dated as of October 28, 2010 and amended effective July 1, 2014. On October 26, 2020, the Board unanimously approved the renewal of the Investment Management Agreement. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at September 30, 2020 and December 31, 2019 was $0.5 million. The base management fee expense was $1.6 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. The base management fee expense was $4.9 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

On March 5, 2019, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment. During

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

the nine months ended September 30, 2019, the Advisor waived performance based incentive fees of $1.8 million, respectively, which the Advisor would have otherwise been paid by the Company.

The net performance based incentive fee expense was $1.5 million and $1.4 million, respectively, for the three months ended September 30, 2020 and 2019, respectively. The net performance based incentive fee expense was $4.2 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. The performance based incentive fee payable as of September 30, 2020 and December 31, 2019 was $1.5 million and $1.6 million, respectively. The entire incentive fee payable as of September 30, 2020 and December 31, 2019 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.2 million for the three months ended September 30, 2020 and 2019, respectively. The administrative fee expense was $0.7 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 4. Investments

The following table shows the Company’s investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Investments
Debt	$318,823	$298,886	$292,054	$288,355
Warrants	7,623	10,590	8,322	10,829
Other	14	200	61	500
Equity	1,396	2,074	1,710	3,217
Equity interest in HSLFI	—	—	16,684	16,650
Total investments	$327,856	$311,750	$318,831	$319,551

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Life Science
Biotechnology	$72,332	$57,876	$42,886	$42,265
Drug Delivery	1,649	1,400	1,628	1,533
Medical Device	92,417	90,647	60,660	60,807
Technology
Communications	270	289	4,561	1,734
Consumer-Related	43,450	44,070	43,412	44,196
Data Storage	24,390	24,831	24,928	25,012
Internet and Media	7,642	9,798	24,089	22,992
Materials	8,728	5,000	8,717	8,491
Power Management	1,585	1,315	11,813	11,813
Semiconductors	181	—	181	170
Software	59,995	60,073	54,998	59,530
Sustainability
Energy Efficiency	100	—	100	—
Healthcare Information and Services
Diagnostics	42	—	42	—
Other	14,971	15,807	9,931	9,920
Software	104	644	14,201	14,438
Investment funds
HSLFI	—	—	16,684	16,650
Total investments	$327,856	$311,750	$318,831	$319,551

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables show certain summarized financial information for HSLFI as of December 31, 2019, for the period January 1, 2020 through April 21, 2020 and for the three and nine months ended September 30, 2019:

December 31,
2019

Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $34,895)	$34,829
Cash and cash equivalents	503
Investments in money market funds	11,201
Restricted investments in money market funds	138
Interest receivable	477
Other assets	1,109
Total assets	$48,257

Borrowings	$14,955
Other liabilities	126
Total liabilities	15,081
Members’ equity	33,176
Total liabilities and members’ equity	$48,257

	For the period	For the three	For the nine
	January 1, 2020	months ended	months ended
	through	September 30,	September 30,
	April 21, 2020	2019	2019

	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,353	$1,317	$3,314
Total investment income	$1,465	$1,317	$3,314
Total expenses	$1,229	$395	$869
Net investment income	$236	$922	$2,445
Net realized gain on investments	$120	—	$—
Net unrealized depreciation on investments	$(392)	$(27)	$(33)
Net (decrease) increase in net assets resulting from operations	$(36)	$895	$2,412

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2020 were as follows:

			Nine months ended September 30, 2020
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	September 30,	Net realized	Interest
Company	2019	Purchases	Payments	fair value	accretion	gain/(loss)	2020	gain/(loss)	income

	(In thousands)
Decisyon, Inc.	$1,206	$—	$(25)	$—	$—	$(42)	$1,139	$—	$129
	639	—	(14)	—	11	(22)	614	—	68
	234	—	(7)	—	—	(8)	219	—	22
	234	—	(7)	—	—	(8)	219	—	22
	704	—	(19)	—	—	(24)	661	—	65
	283	—	(7)	—	—	(10)	266	—	27
	187	—	(4)	—	—	(6)	177	—	18
	75	—	—	—	—	—	75	—	—
StereoVision, Inc.	2,382	—	—	—	—	—	2,382	—	181
	2,653	—	—	—	—	(1,014)	1,639	—	—
Total non-controlled affiliates	$8,597	$—	$(83)	$—	$11	$(1,134)	$7,391	$—	$532

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2019 were as follows:

			Year ended December 31, 2019
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	December 31,	Net realized	Interest
Company	2018	Purchases	Payments	fair value	accretion	gain/(loss)	2019	gain/(loss)	income

	(In thousands)
Decisyon, Inc.	$1,464	$—	$(316)	$—	$—	$58	$1,206	$—	$212
	764	—	(173)	—	17	31	639	—	112
	240	—	(16)	—	—	10	234	—	31
	240	—	(16)	—	—	10	234	—	31
	721	—	(46)	—	—	29	704	—	93
	289	—	(17)	—	—	11	283	—	39
	192	—	(13)	—	—	8	187	—	26
	75	—	—	—	—	—	75	—	—
StereoVision, Inc.	2,798	—	(416)	—	—	—	2,382	—	295
	791	—	—	—	—	1,862	2,653	—	—
Total non-controlled affiliates	$7,574	$—	$(1,013)	$—	$17	$2,019	$8,597	$—	$839

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the nine months ended September 30, 2020 were as follows:

			Nine months ended September 30, 2020

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	September 30,	Dividend
Company	2019	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2020	income

	(In thousands)
HSLFI(1)	$16,650	$—	$—	$(16,498)	$118	$(12)	$(258)	$—	$118
Total controlled affiliates	$16,650	$—	$—	$(16,498)	$118	$(12)	$(258)	$—	$118

(1)	The Company and Arena were the members of HSLFI, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members provided cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions required unanimous approval of a quorum of HSLFI’s board of managers, which consisted of two representatives of the Company and Arena. Because management of HSLFI was shared equally between the Company and Arena, the Company did not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI. As of September 30, 2020, HLSFI is consolidated by the Company.

Transactions related to investments in controlled affiliated companies for the year ended December 31, 2019 were as follows:

			Year ended December 31, 2019

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2018	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2019	income

	(In thousands)
HSLFI(1)	$13,243	$1,900	$(715)	$—	$2,236	$(14)	$—	$16,650	$2,236
Total controlled affiliates	$13,243	$1,900	$(715)	$—	$2,236	$(14)	$—	$16,650	$2,236

(1)	The Company and Arena were the members of HSLFI, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members provided cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions required unanimous approval of a quorum of HSLFI’s board of managers, which consisted of two representatives of the Company and Arena. Because management of HSLFI was shared equally between the Company and Arena, the Company did not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

same remaining maturities. At September 30, 2020 and December 31, 2019, the hypothetical market yields used ranged from 10% to 25% and 10% to 16%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of September 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2020:

September 30, 2020
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)

		(Dollars in thousands, except per share data)
Debt investments	$272,411	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 25%	12%
	9,075	Liquidation Scenario	Probability Weighting	100%	100%
	17,400	Multiple Probability Weighted Cash Flow Model	Probability Weighting	17% – 67%	38%

Warrant investments	9,981	Black-Scholes Valuation Model	Price Per Share	$0.00 – $980.00	$21.75
			Average Industry Volatility	22%	22%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	3	years

Other investments	200	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	2,072	Last Equity Financing	Price Per Share	$0.00 – $13.04	$2.54
Total Level 3 investments	$311,139

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

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

Borrowings: The Key Facility approximates fair value due to the variable interest rate of the Key Facility and is categorized as Level 2 within the fair value hierarchy described above. The fair value of the NYL Facility also approximates its carrying value and is categorized as Level 2. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2020, the closing price of the 2022 Notes on the New York Stock Exchange was $25.06 per note, or $37.5 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on September 30, 2020, the Asset-Backed Notes (as defined in Note 7) were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$22,735	$—	$22,735
Restricted investments in money market funds	$—	$801	$—	$801
Debt investments	$—	$—	$298,886	$298,886
Warrant investments	—	609	9,981	10,590
Other investments	—	—	200	200
Equity investments	2	—	2,072	2,074
Total investments	$2	$609	$311,139	$311,750

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$9,787	$—	$9,787
Restricted investments in money market funds	$—	$1,133	$—	$1,133
Debt investments	$—	$—	$288,355	$288,355
Warrant investments	—	670	10,159	10,829
Other investments	—	—	500	500
Equity investments	92	—	3,125	3,217
Equity interest in HSLFI(1)	—	—	—	16,650
Total investments	$92	$670	$302,139	$319,551

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2020:

	Three months ended September 30, 2020
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$342,722	$9,325	$2,146	$500	$354,693
Purchase of investments	16,094	—	—	—	16,094
Warrants and equity received and classified as Level 3	—	143	—	—	143
Principal payments received on investments	(49,947)	—	—	(14)	(49,961)
Proceeds from sale of investments	—	(863)	—	—	(863)
Net realized (loss) gain on investments	(313)	583	—	—	270
Unrealized (depreciation) appreciation included in earnings	(10,319)	793	(74)	(286)	(9,886)
Transfer of investment	—	—	—	—	—
Other	649	—	—	—	649
Level 3 assets, end of period	$298,886	$9,981	$2,072	$200	$311,139

During the three months ended September 30, 2020, there were no transfers in or out of Level 3.

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

During the three months ended September 30, 2019, there were no transfers in or out of Level 3.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2020:

	Nine months ended September 30, 2020
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$288,355	$10,159	$3,125	$500	$302,139
Purchase of investments	138,146	—	—	—	138,146
Warrants and equity received and classified as Level 3	—	1,872	—	—	1,872
Principal payments received on investments	(111,087)	—	—	(42)	(111,129)
Proceeds from sale of investments	(36)	(6,661)	—	—	(6,697)
Net realized (loss) gain on investments	(1,244)	4,266	(225)	—	2,797
Unrealized (depreciation) appreciation included in earnings	(15,943)	287	(842)	(258)	(16,756)
Transfer of investment	—	(14)	14	—	—
Other	695	72	—	—	767
Level 3 assets, end of period	$298,886	$9,981	$2,072	$200	$311,139

During the nine months ended September 30, 2020, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2020 includes $19.7 million in unrealized depreciation on debt and other investments, $3.0 million in unrealized appreciation on warrant investments and $1.0 million in unrealized depreciation on equity.

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

As of September 30, 2020 and December 31, 2019, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Borrowings

The following table shows the Company’s borrowings as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$15,000	$110,000	$125,000	$17,000	$108,000
NYL Facility	100,000	13,250	86,750	—	—	—
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	362,375	165,625	196,750	262,375	154,375	108,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,936)	—	—	(2,325)	—
Total borrowings outstanding, net	$362,375	$163,689	$196,750	$262,375	$152,050	$108,000

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

As of September 30, 2020, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of September 30, 2020, the asset coverage for borrowed amounts was 224%.

The Company entered into the Key Facility with Key effective November 4, 2013. On June 29, 2020, the Company amended the Key Facility, among other things, to amend the LIBOR floor from 0.75% to 1.00% and to extend the revolving period to September 30, 2021. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.15% and 1.76% on September 30, 2020 and December 31, 2019, respectively. The average interest rate for the three months ended September 30, 2020 and 2019 was 4.25% and 5.49%, respectively. The average interest rate for the nine months ended September 30, 2020 and 2019 was 4.42% and 5.65%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of September 30, 2020 and December 31, 2019, the Company had borrowing capacity under the Key Facility of $110.0 million and $108.0 million, respectively. At September 30, 2020 and December 31, 2019, $45.1 million and $24.2 million, respectively, was available, subject to existing terms and advance rates.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2020, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

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

At September 30, 2020 and December 31, 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2020 and December 31, 2019, there was approximately $0.8 million and $1.1 million of restricted investments, respectively.

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

On June 5, 2020, the Company amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $13.3 million in advances made by the Noteholders as of September 30, 2020 at an interest rate of 4.60%. As of September 30, 2020, the

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Company had borrowing capacity under the NYL Facility of $86.8 million. At September 30, 2020, $2.2 million was available, subject to existing terms and advance rates.

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

The balance of unfunded commitments to extend credit was $80.9 million and $49.5 million as of September 30, 2020 and December 31, 2019, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2020:

	September 30, 2020
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability

	(In thousands)
Betabrand Corporation	$1,125	$32
Ceribell, Inc.	10,000	64
Castle Creek Biosciences, Inc.	5,000	54
Emalex Biosciences, Inc.	10,000	104
Keypath Education Holdings, LLC	5,000	103
LogicBio, Inc.	5,000	—
Maculogix, Inc.	3,750	37
Magnolia Medical Technologies, Inc.	10,000	71
Provivi, Inc.	10,000	149
Revinate, Inc.	5,000	60
Skillshare, Inc.	11,000	199
Topia Mobility Inc.	5,000	78
Total	$80,875	$951

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2020, which totaled $1.0 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

Note 9. Concentrations of credit risk

The Company’s debt investments consist primarily of loans to development-stage companies at various stages of development in the technology, life science, healthcare information and services and sustainability industries. Many of these companies may have relatively limited operating histories and also may experience variation in operating results.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Many of these companies conduct business in regulated industries and could be affected by changes in government regulations. Most of the Company’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements, and in many instances, to service the interest and principal payments on the loans.

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 28% of total debt investments outstanding as of September 30, 2020 and December 31, 2019. No single debt investment represented more than 10% of the total debt investments as of September 30, 2020 and December 31, 2019. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 29% and 24% of total interest and fee income on investments for the three months ended September 30, 2020 and 2019, respectively. Interest income from the five largest debt investments accounted for 25% and 24% of total interest and fee income on investments for the nine months ended September 30, 2020 and 2019, respectively.

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2020 and for the year ended December 31, 2019:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

			(In thousands, except share and per share data)
Nine Months Ended September 30, 2020
7/24/20	11/18/20	12/15/20	$0.10	$—	—	$—
7/24/20	10/20/20	11/16/20	0.10	—	—	—
7/24/20	9/17/20	10/16/20	0.10	1,835	1,674	22
4/24/20	8/18/20	9/15/20	0.10	1,745	1,588	19
4/24/20	7/17/20	8/14/20	0.10	1,710	1,586	20
4/24/20	6/18/20	7/15/20	0.10	1,703	1,710	20
2/28/20	5/19/20	6/16/20	0.10	1,667	1,646	18
2/28/20	4/17/20	5/15/20	0.10	1,667	1,879	19
2/28/20	3/18/20	4/15/20	0.15	2,496	3,144	30
			$0.95	$12,823	13,227	$148
Year Ended December 31, 2019
10/25/19	2/19/20	3/16/20	$0.10	$1,659	1,561	$18
10/25/19	1/17/20	2/14/20	0.10	1,660	1,234	17
10/25/19	12/18/19	1/15/20	0.10	1,519	1,115	15
7/26/19	11/19/19	12/16/19	0.10	1,467	1,215	15
7/26/19	10/18/19	11/15/19	0.10	1,442	1,226	16
7/26/19	9/19/19	10/16/19	0.10	1,412	1,258	15
4/26/19	8/19/19	9/17/19	0.10	1,366	1,274	15
4/26/19	7/18/19	8/15/19	0.10	1,339	1,261	15
4/26/19	6/19/19	7/16/19	0.10	1,338	1,339	16
3/1/19	5/17/19	6/17/19	0.10	1,339	1,308	15
3/1/19	4/18/19	5/15/19	0.10	1,332	1,885	22
3/1/19	3/19/19	4/16/19	0.10	1,139	1,199	15
			$1.20	$17,012	15,875	$194

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On October 26, 2020, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
December 16, 2020	December 17, 2020	January 15, 2021	$0.10
January 19, 2021	January 20, 2021	February 17, 2021	$0.10
February 18, 2021	February 19, 2021	March 16, 2021	$0.10

After paying distributions of $0.30 per share and earning net investment income of $0.34 per share for the quarter, the Company’s undistributed spillover income as of September 30, 2020 was $0.45 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Nine months ended September 30,
	2020		2019

	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.83		$11.64
Net investment income	0.98		1.08
Realized gain (loss) on investments	0.23		(0.30)
Unrealized (depreciation) appreciation on investments	(0.98)		0.20
Net increase in net assets resulting from operations	0.23		0.98
Distributions declared(1)	(0.95)		(0.90)
From net investment income	(0.95)		(0.90)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.06		(0.05)
Net asset value at end of period	$11.17		$11.67
Per share market value, beginning of period	$12.93		$11.25
Per share market value, end of period	$12.28		$11.83
Total return based on a market value (3)	2.3%		13.2%
Shares outstanding at end of period	18,365,913		14,412,475
Ratios, net of waivers, to average net assets:
Expenses without incentive fees	10.1	%(4)	10.9	%(4)
Incentive fees	2.9	%(4)	3.0	%(4)
Net expenses	13.0	%(4)	13.9	%(4)
Net investment income with incentive fees	11.5	%(4)	12.1	%(4)
Ratios, without waivers, to average net assets:
Expenses without incentive fees(4)	10.1	%(4)	10.9	%(4)
Incentive fees(4)	2.9	%(4)	4.6	%(4)
Net expenses(4)	13.0	%(4)	15.5	%(4)
Net investment income with incentive fees(4)	11.5	%(4)	10.5	%(4)
Net assets at the end of the period	$205,171		$168,144
Average net asset value	$195,978		$153,997
Average debt per share	$10.39		$10.39
Portfolio turnover ratio	29.9	%(6)	50.0	%(7)

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	During the nine months ended September 30, 2019, the Advisor waived $1.8 million of performance based incentive fee.
(6)	Calculated by dividing the lesser of purchases or the sum of (1) principal prepayments and (2) maturities by the monthly average debt investment balance.
(7)	Calculated by dividing net debt investment purchases by the monthly average debt investment balance.

Note 12. Subsequent Event

On July 8, 2020, Espero BioPharma, Inc. and its affiliates, Jacksonville Pharmaceuticals, Inc. and  Espero Pharmaceuticals, Inc. (collectively, “Espero”) assigned substantially all of their assets to their respective assignment estates and respectively appointed PSE (ABC), LLC, PS PJAX (ABC), LLC, and PPSE (ABC), LLC (collectively, “Espero ABC”) to administer their respective estates and to facilitate the orderly sale and liquidation of their property and assets. On October 6, 2020, the Court of Chancery of the State of Delaware approved the transfer of the assets of Espero to the Company and Credit II or their designees in consideration for the Company and Credit II’s credit bid at auction of $7.0 million. On October 22, 2020, Espero ABC transferred the assets of Espero to HESP LLC, a Delaware limited liability company, wholly owned by the Company.

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

COVID-19

Governments around the world remain highly focused on mitigating the risk of further spread of COVID-19 and continue to manage their response to the crisis, which has included measures such as quarantines, travel restrictions and business curtailments.  COVID-19 has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicteds as of the filing of this Form 10-Q.

Forward-looking statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing debt investments, warrants and other investments;
●	the introduction, withdrawal, success and timing of business initiatives and strategies;
●	general economic and political trends and other external factors, including the current COVID-19 pandemic;
●	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Finance Management LLC, or the Advisor;
●	the impact of increased competition;
●	the impact of investments we intend to make and future acquisitions and divestitures;
●	the unfavorable resolution of legal proceedings;
●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
●	our regulatory structure and tax status;
●	our ability to qualify and maintain qualification as a regulated investment company, or RIC, and as a business development company, or BDC;

●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;
●	the ability of our portfolio companies to achieve their objective;
●	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
●	the impact of the Small Business Credit Availability Act, or SBCAA, on our operations and the BDC industry;
●	our contractual arrangements and relationships with third parties;
●	our ability to access capital and any future financings by us;
●	the ability of our Advisor to attract and retain highly talented professionals;
●	the impact of changes to tax legislation and, generally, our tax position; and
●	our ability to fund unfunded commitments.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of September 30, 2020, 100%, or $298.9 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio

	(Dollars in thousands)
Debt investments	34	$298,886	95.9%	35	$288,355	90.2%
Warrants	61	10,590	3.3	66	10,829	3.4
Other investments	1	200	0.1	1	500	0.2
Equity	7	2,074	0.7	9	3,217	1.0
Equity interest in HSLFI	—	—	—	1	16,650	5.2
Total		$311,750	100.0%		$319,551	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Beginning portfolio	$355,880	$274,759	$319,551	$248,441
New debt investments	16,094	42,147	121,648	135,284
Less refinanced debt investments	—	(7,500)	—	(17,500)
Net new debt investments	16,094	34,647	121,648	117,784
Investment in controlled affiliate investment	—	589	—	589
Principal payments received on investments	(6,419)	(3,413)	(20,344)	(13,069)
Early pay-offs	(43,542)	(25,000)	(90,785)	(70,548)
Accretion of debt investment fees	795	1,131	3,080	2,879
New debt investment fees	(202)	(658)	(1,415)	(1,764)
New equity	—	240	—	240
Warrants received in settlement of fee income	—	—	978	—
Proceeds from sale of investments	(1,945)	(506)	(8,200)	(2,411)
Dividend income from controlled affiliate investment	—	461	118	1,223
Distributions from controlled affiliate investment	—	(185)	—	(715)
Net realized gain (loss) on investments	1,178	(444)	3,945	(3,891)
Net unrealized (depreciation) appreciation on investments	(10,288)	(143)	(16,827)	2,622
Other	199	41	1	139
Ending portfolio	$311,750	$281,519	$311,750	$281,519

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio

	(Dollars in thousands)
Life Science
Biotechnology	$57,129	19.1%	$41,789	14.5%
Drug Delivery	1,400	0.5	1,533	0.6
Medical Device	89,250	29.8	59,477	20.6
Technology
Communications	—	—	1,500	0.5
Consumer-Related	43,041	14.4	42,779	14.8
Data Storage	23,913	8.0	24,452	8.5
Internet and Media	7,075	2.4	22,504	7.8
Materials	5,000	1.7	8,410	2.9
Power Management	—	—	11,207	3.9
Software	57,282	19.1	51,069	17.7
Healthcare Information and Services
Other Healthcare	14,796	5.0	9,771	3.4
Software	—	—	13,864	4.8
Total	$298,886	100.0%	$288,355	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 28% of total debt investments outstanding as of September 30, 2020 and December 31, 2019. No single debt investment represented more than 10% of our total debt investments as of September 30, 2020 and December 31, 2019.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of September 30, 2020 and December 31, 2019, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments

	(Dollars in thousands)
Credit Rating
4	5	$67,893	22.7%	4	$45,339	15.7%
3	21	198,841	66.5	26	216,128	75.0
2	3	12,752	4.3	3	24,888	8.6
1	5	19,400	6.5	2	2,000	0.7
Total	34	$298,886	100.0%	35	$288,355	100.0%

As of September 30, 2020, there were five debt investments with an internal credit rating of 1, with a cost of $38.3 million and a fair value of $19.4 million. As of December 31, 2019, there were two debt investments with an internal credit rating of 1, with an aggregate cost of $5.7 million and an aggregate fair value of $2.0 million.

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

We invested cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2019, we and Arena each owned 50.0% of the equity interests of HSLFI. We had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2019, $9.8 million was unfunded. Our investment in HSLFI consisted of an equity contribution of $15.2 million as of December 31, 2019. During the period January 1, 2020 through April 21, 2020, there were no distributions from HSLFI. For the three and nine months ended September 30, 2019, HSLFI distributed $0.4 million and $1.4 million, respectively.

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

The following table shows a summary of HSLFI’s investment portfolio for the period January 1, 2020 through April 21, 2020 and the three and nine months ended September 30, 2019:

	For the period	For the three	For the nine
	January 1, 2020	months ended	months ended
	through	September 30,	September 30,
	April 21, 2020	2019	2019

		(Dollars in thousands)
Total investments at fair value	$—	$42,882	$42,882
Dollar-weighted annualized yield on average debt investments(1)	14.3%	12.7%	12.7%
Number of portfolio companies in HSLFI	—	7	7
Largest portfolio company investment at fair value	$—	$11,158	$11,158

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect HSLFI’s expenses.

The following table shows HSLFI’s total portfolio investment activity as of and for the three and nine months ended September 30, 2019:

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2019	2019

Beginning portfolio	$38,896	$24,734
New debt investments	4,000	18,227
Accretion of debt investment fees	52	129
New debt investment fees	(39)	(175)
Net unrealized depreciation on investments	(27)	(33)
Ending portfolio	$42,882	$42,882

The following table shows HSLFI’s investments as of December 31, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,464	$2,464
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,464	2,464
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,924	4,924
Total Debt Investments — Life science				14,781	14,781
Debt Investments — Technology
Bridge2 Solutions, LLC (6)(7)	Software	Term Loan (11.00% cash (Libor + 8.4%; Floor 11.00%), 2.00% ETP, Due 9/1/23)	500	481	481
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,163	8,163
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,961	2,961
OutboundEngine, Inc. (6)(7)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	500	491	491
Revinate, Inc. (6)(7)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,952	3,952
Total Debt Investments — Technology				16,048	16,048
Debt Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,709	3,709
Total Debt Investments — Healthcare information and services				3,709	3,709
Total Debt Investments				34,538	34,538

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	6
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	—
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	74
CSA Medical, Inc. (6)(7)	Medical Device	17,751 Preferred Stock Warrants		2	2
Total Warrant Investments — Life science				143	82
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	2,081,934 Preferred Stock Warrants		82	72
Bridge2 Solutions, LLC (6)(7)	Software	2,500 Common Stock Warrants		18	34
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	62
OutboundEngine, Inc. (6)(7)	Software	40,000 Preferred Stock Warrants		5	6
Revinate Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	18
Total Warrant Investments — Technology				198	192
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	17
Total Warrant Investments — Healthcare information and services				16	17
Total Warrant Investments				357	291

Total Portfolio Investment Assets				$34,895	$34,829

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$11,201	$11,201

Total Short Term Investments — Unrestricted Investments	$11,201	$11,201

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)	$138	$138
Total Short Term Investments — Restricted Money Market Funds	$138	$138

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2019 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following tables show certain summarized financial information for HSLFI as of December 31, 2019, for the period January 1, 2020 through April 21, 2020 and the three and nine months ended September 30, 2019:

December 31,
2019

Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $34,895)	$34,829
Cash and cash equivalents	503
Investments in money market funds	11,201
Restricted investments in money market funds	138
Interest receivable	477
Other assets	1,109
Total assets	$48,257

Borrowings	$14,955
Other liabilities	126
Total liabilities	15,081
Members’ equity	33,176
Total liabilities and members’ equity	$48,257

	For the period	For the three	For the nine
	January 1, 2020	months ended	months ended
	through	September 30,	September 30,
	April 21, 2020	2019	2019

	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,353	$1,317	$3,314
Total investment income	$1,465	$1,317	$3,314
Total expenses	$1,229	$395	$869
Net investment income	$236	$922	$2,445
Net realized gain on investments	$120	—	$—
Net unrealized depreciation on investments	$(392)	$(27)	$(33)
Net (decrease) increase in net assets resulting from operations	$(36)	$895	$2,412

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended September 30, 2020 and 2019

The following table shows consolidated results of operations for the three months ended September 30, 2020 and 2019:

	For the three months ended
	September 30,
	2020	2019

	(In thousands)
Total investment income	$12,331	$11,375
Total expenses	6,471	5,602
Net investment income	5,860	5,773
Net realized gain (loss) on investments	1,178	(424)
Net unrealized depreciation on investments	(10,288)	(143)
Net (decrease) increase in net assets resulting from operations	$(3,250)	$5,206
Average debt investments, at fair value	$325,809	$246,648
Average borrowings outstanding	$194,973	$135,232

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $1.0 million, or 8.4%, to $12.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, total investment income consisted primarily of $11.1 million in interest income from investments, which included $2.9 million in income from the accretion of origination fees and ETPs and $1.2 million in fee income. Interest income on debt investments increased by $2.0 million, or 21.4%, to $11.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Interest income on debt investments for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 increased primarily due to an increase of $79.2 million, or 32.1%, in the average size of our debt investment portfolio, partially offset by a decrease in one-month LIBOR which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.5 million, or 31.7%, to

$1.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to lower fee income earned on prepayments.

The following table shows our dollar-weighted annualized yield for the three months ended September 30, 2020 and 2019:

	For the three months ended
	September 30,
Investment type:	2020	2019
Debt investments(1)(2)	15.1%	17.7%
Equity interest in HSLFI and debt investments(1)(3)	—%	17.5%
Equity interest in HSLFI(1)(4)	—%	13.5
All investments(1)(5)	14.6%	16.4%

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
(2)	Excludes any yield from warrants, equity, other investments and equity interest in HSLFI. Related investment income includes interest income and fee income from debt investments.
(3)	Excludes any yield from warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments and dividend income from equity interest in HSLFI. There was no equity interest in HSLFI for the three months ended September 30, 2020.
(4)	Excludes any yield from debt investments, warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI. There was no equity interest in HSLFI for the three months ended September 30, 2020.
(5)	Includes any yield from debt investments, warrants, equity, other investments and equity interest in HSFLI. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 29% and 24% of investment income for the three months ended September 30, 2020 and 2019, respectively.

Expenses

Net expenses increased by $0.9 million, or 15.5%, to $6.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.6 million, or 27.4%, to $2.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $59.7 million, or 44.2%, offset by a reduction in our effective cost of debt, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Base management fee expense increased by $0.2 million, or 15.9%, to $1.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Base management fee increased primarily due to an increase of $79.2 million, or 32.1%, in the average size of our investment portfolio for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, offset by the reduced management fee rate on which the base management fee is calculated for assets in excess of $250 million.

On March 5, 2019, our Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees will not be subject to recoupment. During the three months ended September 30, 2019, our Advisor did not waive performance based incentive fees as the total amount previously deferred had been completely earned and waived by our Advisor.

Performance based incentive fee expense, net of the waiver above, increased by $0.02 million, or 1.5%, to $1.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase was due to an increase of $0.1 million, or 1.5%, in Pre-Incentive Fee Net Investment Income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Administrative fee expense, professional fees and general and administrative were $0.8 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively.

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

During the three months ended September 30, 2020, we realized net gains totaling $1.2 million primarily due to the realized gain from the exercise and sale of one of our warrant investments and the termination of another warrant investment. During the three months ended September 30, 2019, we realized net losses totaling $0.4 million primarily due to the sale of one of our royalty agreements which was included in other investments and partially offset by a realized gain from the sale of one of our warrant investments.

During the three months ended September 30, 2020, net unrealized depreciation on investments totaled $10.3 million which was primarily due to the unrealized depreciation on two of our debt investments. During the three months ended September 30, 2019, net unrealized depreciation on investments totaled $0.1 million which was primarily due to (1) a reversal of previously recorded unrealized depreciation on one of our royalty agreements which was included in other investments and (2) unrealized depreciation on one of our other investments.

Comparison of the nine months ended September 30, 2020 and 2019

The following table shows consolidated results of operations for the nine months ended September 30, 2020 and 2019:

	For the nine months ended
	September 30,
	2020	2019

	(In thousands)
Total investment income	35,969	$30,150
Total expenses	19,120	17,980
Performance based incentive fee waived	—	(1,848)
Net expenses	19,120	16,132
Net investment income	16,849	14,018
Net realized gain (loss) on investments	3,945	(3,871)
Net unrealized (depreciation) appreciation on investments	(16,827)	2,622
Net increase in net assets resulting from operations	$3,967	$12,769
Average debt investments, at fair value	$313,633	$235,391
Average borrowings outstanding	$177,708	$129,661

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $5.8 million, or 19.3%, to $36.0 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, total investment income consisted primarily of $32.8 million in interest income from investments, which included $8.3 million in income from the accretion of origination fees and ETPs, $3.0 million in fee income and $0.1 million in dividend income. Interest income on debt investments increased by $6.7 million, or 25.9%, to $32.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Interest income on debt investments for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 increased primarily due to an increase of $78.2 million, or 33.2%, in the average size of our debt investment portfolio, partially offset by a decrease in one-month LIBOR which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.2 million, or 6.3%, to $3.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in fees earned on higher principal prepayments received.

The following table shows our dollar-weighted annualized yield for the nine months ended September 30, 2020 and 2019:

	For the nine months ended
	September 30,
Investment type:	2020	2019
Debt investments(1)(2)	15.2%	16.4%
Equity interest in HSLFI and debt investments(1)(3)	15.0%	16.2%
Equity interest in HSLFI(1)(4)	—%	12.2%
All investments(1)(5)	14.4%	15.1%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 25% and 24% of investment income for the nine months ended September 30, 2020 and 2019, respectively.

Expenses

Net expenses increased by $3.0 million, or 18.5%, to $19.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $1.1 million, or 18.1%, to $7.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $48.0 million, or 37.1%, offset by a reduction in our effective cost of debt, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Base management fee expense increased by $0.8 million, or 20.0%, to $4.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Base management fee increased primarily due to an increase of $78.2 million, or 33.2%, in the average size of our investment portfolio for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, offset by the reduced management fee rate on which the base management fee is calculated for assets in excess of $250 million.

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

Performance based incentive fee expense, net of the waiver above, increased by $0.7 million, or 20.2%, to $4.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 . This increase was due to an increase of $3.5 million, or 20.2%, in Pre-Incentive Fee Net Investment Income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Administrative fee expense, professional fees and general and administrative were $2.7 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

During the nine months ended September 30, 2020, we realized net gains totaling $3.9 million primarily due to the realized gain from the consideration we received from the exercise and sale of warrants in five portfolio companies offset by the realized loss on the settlement of one of our debt investmetns. During the nine months ended September 30, 2019, we realized net losses totaling $3.9 million primarily due to the expiration of one of our royalty agreements which was included in other investments which was partially offset by a gain on the sale of our equity investment in one portfolio company and from the consideration we received from the termination of warrants upon the sale of two portfolio companies.

During the nine months ended September 30, 2020, net unrealized depreciation on investments totaled $16.8 million which was primarily due to the unrealized depreciation on four of our debt investments. During the nine months ended September 30, 2019, net unrealized appreciation on investments totaled $2.7 million which was primarily due to the net unrealized appreciation on two of our royalty agreements which were included in other investments and the unrealized appreciation on one of our equity investments, partially offset by the unrealized depreciation on one of our debt investments.

Liquidity and capital resources

As of September 30, 2020 and December 31, 2019, we had cash and investments in money market funds of $56.9 million and $16.3 million, respectively. Cash is available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of September 30, 2020 and December 31, 2019, we had $0.8 million and $1.1 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facilities and issuance of our public debt offerings.

On March 26, 2019, we completed a follow-on public offering of 2,000,000 shares of our common stock at a public offering price of $12.14 per share, for total net proceeds to us of $23.1 million, after deducting underwriting commission and discounts and other offering expenses.

On August 2, 2019 we entered into an At-The-Market, or ATM, sales agreement, or the Prior Equity Distribution Agreement, with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., each a Sales Agent and, collectively, the Sales Agents. The Prior Equity Distribution Agreement provided that we may offer and sell shares of common stock from time to time through the Sales Agents representing up to $50.0 million worth of our common stock, in amounts and at times to be determined by us.

On July 30, 2020, we terminated the Prior Equity Distribution Agreement and entered into a new ATM sales agreement, or the Equity Distribution Agreement, with the Sales Agents. The remaining shares available under the Prior Equity Distribution Agreement are no longer available for issuance. The Equity Distribution Agreement provides that we may offer and sell our shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by us. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices

During the three months ended September 30, 2020, we sold 1,069,259 shares of common stock under the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $12.7 million, including $0.3 million of offering expenses, from these sales.

During the nine months ended September 30, 2020, we sold 2,787,160 shares of common stock under the Prior Equity Distribution Agreement and the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $33.8 million, including $0.8 million of offering expenses, from these sales.

On April 24, 2020, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2021 or the repurchase of $5.0 million of our common stock. During the three and nine months ended September 30, 2020 and 2019, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through September 30, 2020, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At September 30, 2020 and December 31, 2019, the outstanding principal balance under our revolving credit facility, or the Key Facility, with KeyBank National Association was $15.0 million and $17.0 million, respectively. As of September 30, 2020 and December 31, 2019, we had borrowing capacity under the Key Facility of $110.0 million and $108.0 million, respectively. At September 30, 2020 and December 31, 2019, $45.1 million and $24.2 million, respectively, were available, subject to existing terms and advance rates.

At September 30, 2020, the outstanding principal balance under the NYL Facility was $13.3 million. As of September 30, 2020, we had borrowing capacity under the NYL Facility of $86.8 million. At September 30, 2020, $2.2 million was available, subject to existing terms and advance rates.

Our operating activities provided cash of $11.9 million for the nine months ended September 30, 2020, and our financing activities provided cash of $28.4 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments and proceeds from the sales of investments offset by purchases of investments in portfolio companies. Our financing activities provided cash primarily from advances on our credit facilities and the sale of shares through our ATM for net proceeds of $33.8 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

Our operating activities used cash of $20.9 million for the nine months ended September 30, 2019, and our financing activities provided cash of $44.7 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the sale of shares through a follow-on public offering and our ATM for net proceeds of $33.3 million, after deducting underwriting commission and discounts and other offering expenses and the completion of our securitization, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

We believe that our current cash, cash generated from operations, and funds available from our Key Facility and our NYL Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current borrowings

The following table shows our borrowings as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$15,000	$110,000	$125,000	$17,000	$108,000
NYL Facility	100,000	13,250	86,750	—	—	—
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	362,375	165,625	196,750	262,375	154,375	108,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,936)	—	—	(2,325)	—
Total borrowings outstanding, net	$362,375	$163,689	$196,750	$262,375	$152,050	$108,000

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.15% and 1.76% as of September 30, 2020 and December 31, 2019, respectively. The interest rates in effect were 4.25% and 4.94% as of September 30, 2020 and December 31, 2019, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million of our 6.25% notes due 2022, or the 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2020, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

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

At September 30, 2020, and December 31, 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2020, and December 31, 2019, there was approximately $0.8 million and $1.1 million, respectively, of restricted investments.

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

On June 5, 2020, we amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $13.3 million in advances made by the Noteholders as of September 30, 2020 at an interest rate of 4.60%.

Other assets

As of September 30, 2020 and December 31, 2019, other assets were $1.9 million and $1.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2020:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years

	(In thousands)
Borrowings	$165,625	$23,188	$118,600	$23,837	$—
Unfunded commitments	80,875	55,875	25,000	—	—
Total	$246,500	$79,063	$143,600	$23,837	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2020, we had such unfunded commitments of $80.9 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of September 30, 2020, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2020 and 2019, the Advisor earned $3.1 million and $2.8 million, respectively, pursuant to the Investment Management Agreement. During the nine months ended September 30, 2020 and 2019, the Advisor earned $9.1 million and $7.6 million, respectively, pursuant to the Investment Management Agreement.

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

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended September 30, 2020 and 2019, the Advisor earned $0.2 million, pursuant to the Administration Agreement. During the nine months ended September 30, 2020 and 2019, the Advisor earned $0.7 million and $0.6 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and nine months ended September 30, 2020, we recognized as interest income interest payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status. For the three and nine months ended September 30, 2019, we did not recognize any interest income from debt investments on non-accrual status.

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

Prior to consolidating the investment of HSLFI on and after April 21, 2020, distributions from HSLFI were evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we did not record distributions from HSLFI as dividend income unless there were sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that were classified as a return of capital were recorded as a reduction in the cost basis of the investment. For the period January 1, 2020 through April 21, 2020, there were no distributions from HSLFI. For the three and nine months ended September 30, 2019, HSLFI distributed $0.2 million and $0.7 million, respectively, classified as dividend income to us.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2020 and December 31, 2019.

Recent development

On July 8, 2020, Espero BioPharma, Inc. and its affiliates, Jacksonville Pharmaceuticals, Inc. and  Espero Pharmaceuticals, Inc. (collectively, “Espero”) assigned substantially all of their assets to their respective assignment estates and respectively appointed PSE (ABC), LLC, PS PJAX (ABC), LLC, and PPSE (ABC), LLC (collectively, “Espero ABC”) to administer their respective estates and to facilitate the orderly sale and liquidation of their property and assets. On October 6, 2020, the Court of Chancery of the State of Delaware approved the transfer of the assets of Espero to us and Credit II or our designees in consideration for our and Credit II’s credit bid at auction of $7.0 million. On October 22, 2020, Espero ABC transferred the assets of Espero to HESP LLC, a Delaware limited liability company, wholly owned by us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2020 and December 31, 2019, 100% and 99%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on either a floating LIBOR index or the Prime Rate as published in the Wall Street Journal.

Based on our September 30, 2020 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at September 30, 2020, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)

	(In thousands)
Up 300 basis points	$3,882	$328	$3,554
Up 200 basis points	$1,422	$176	$1,246
Up 100 basis points	$392	$24	$368
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth below and in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2020 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, except as set forth below.

The COVID-19 pandemic could materially and adversely affect our portfolio companies and the results of our operations.

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events have adversely impacted, and may continue to adversely impact our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We have been, and may continue to be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events have disrupted, and could continue to disrupt the processes necessary for our operations. This has created, and may continue to create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies.  In many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: November 3, 2020	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: November 3, 2020	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer