Form 10-K
period 2020-12-31
Horizon Technology Finance Corp
filed 2021-03-02
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
OR
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻.

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller Reporting Company ◻
Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2020 based on the closing price on that date of $10.90 on the Nasdaq Global Select Market was $185.2 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 19,289,946 shares of the Registrant’s common stock outstanding as of February 26, 2021.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms:

●	“we,” “us,” “our,” “the Company” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation, a Delaware corporation, and its consolidated subsidiaries;
●	The “Advisor” and the “Administrator” refer to Horizon Technology Finance Management LLC, a Delaware limited liability company;
●	“Credit II” refers to Horizon Credit II LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and our direct subsidiary;
●	“HSLFI” refers to Horizon Secured Loan Fund I, a joint venture formed with Arena Sunset SPV, LLC, or “Arena”. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase. As of April 21, 2020, HSLFI and its subsidiary are consolidated by the Company;
●	“HFI” refers to Horizon Funding I, LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and a wholly-owned subsidiary of HSLFI, our wholly-owned subsidiary;
●	“Key” refers to KeyBank National Association and “Key Facility” refers to the revolving credit facility with Key;
●	“NYL Noteholders” refers to several entities owned or affiliated with New York Life Insurance Company and “NYL Facility” refers to the the credit facility where the notes are issued to the NYL Noteholders;
●	“Credit Facilities” refers to collectively the Key Facility and the NYL Facility;
●	“2022 Notes” or “Debt Securities” refers to the $37.4 million aggregate principal amount of our 6.25% unsecured notes due 2022, which were issued by us in September and October 2017;
●	“2019-1 Securitization” refers to the $160.0 million securitization of secured loans we completed on August 13, 2019;
●	“Asset-Backed Notes” refers to $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the 2019-1 Securitization; and
●	The “2019-1 Trust” refers to Horizon Funding Trust 2019-1, a Delaware trust.

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

Item 1.         Business

General

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively, “Senior Term Loans.” Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

From the commencement of operations of Compass Horizon on March 4, 2008 through December 31, 2020, we funded 197 portfolio companies and invested $1.5 billion in debt investments. As of December 31, 2020, our debt investment portfolio consisted of 34 debt investments with an aggregate fair value of $333.5 million. As of December 31, 2020, 100%, or $333.5 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2020, 43.5%, or $145.0 million, of our total debt investment portfolio at fair value was held through our 2019-1 Securitization. As of December 31, 2020, our net assets were $212.6 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade”. Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2020, our dollar-weighted annualized yield on average debt investments (excluding any yield from HSLFI through April 21, 2020, warrants, equity and other investments) was 14.6%. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income (excluding income from HSLFI) during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the year ended December 31, 2020, our investment portfolio (including any yield from HSLFI through April 21, 2020, warrants, equity and other investments) had an overall total yield of 13.9%. We calculate the dollar-weighted yield on average investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

As of December 31, 2020, our debt investments had a dollar-weighted average term of 50 months from inception and a dollar-weighted average remaining term of 40 months. As of December 31, 2020, substantially all of our debt investments had an original committed principal amount of between $4 million and $25 million, repayment terms of between 15 and 60 months and bore current pay interest at annual interest rates of between 8% and 13%.

For the year ended December 31, 2020, our total return based on market value was 12.1%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) the aggregate amount of distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2020, we held warrants to purchase stock, predominantly preferred stock, in 60 portfolio companies, equity positions in eight portfolio companies and success fee arrangements in five portfolio companies.

Our investment activities, and our day-to-day operations, are managed by our Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of us. Under an investment management agreement dated March 7, 2019, or the Investment Management Agreement, we have agreed to pay our Advisor a base management fee and an incentive fee for its advisory services to us. The Investment Management Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 26, 2020. We have also entered into an administration agreement, or the Administration Agreement, with our Advisor under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

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

Our strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the loans we make and capital appreciation from the warrants we receive when making such loans. To further implement our business strategy, we expect our Advisor to continue to employ the following core strategies:

●	Structured investments in the venture capital and private and public equity markets. We make loans to development-stage companies within our Target Industries typically in the form of secured loans. The secured debt structure provides a lower risk strategy, as compared to equity or unsecured debt investments, to participate in the emerging technology markets because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current-pay interest and amortization of principal and have a senior position to equity in the borrower’s capital structure in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our debt investments primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the debt investment upon a default. Only the potential gains from warrants depend upon equity investment exits.
●	“Enterprise value” lending. We and our Advisor take an enterprise value approach to structuring and underwriting loans. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the applicable portfolio company’s particular technology, service or customer base. We secure our lien position against the enterprise value of each portfolio company.
●	Creative products with attractive risk-adjusted pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Venture Loans. These funding needs include funds for additional development “runways”, funds to hire or retain sales staff or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current-pay interest, commitment fees, end-of-term payments, or ETPs, pre-payment fees, success fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ financing requirements while mitigating risk and maximizing returns on our investments.
●	Opportunity for enhanced returns. To enhance our debt investment portfolio returns, in addition to interest and fees, we frequently obtain warrants to purchase the equity of our portfolio companies as additional consideration for making debt investments. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors.
●	Direct origination. We originate transactions directly with technology, life science, healthcare information and services and sustainability companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks, portfolio company advisors and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.
●	Disciplined and balanced underwriting and portfolio management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance

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
●	Use of leverage. We use leverage to increase returns on equity through our Credit Facilities, through our 2022 Notes and through our 2019-1 Securitization. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

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

We believe that Venture Lending has the potential to achieve enhanced returns that are attractive notwithstanding the high degree of risk associated with lending to development-stage companies. Potential benefits include:

●	interest rates that typically exceed rates that would be available to portfolio companies if they could borrow in traditional commercial financing transactions;
●	the debt investment support provided by cash proceeds from equity capital invested by venture capital and private equity firms or access to public equity markets to access capital;
●	amortization of principal;
●	senior ranking to equity and collateralization of debt investments to minimize potential loss of capital; and
●	potential equity appreciation through warrants.

We believe that Venture Lending also provides an attractive financing source for portfolio companies, their management teams and their equity capital investors, as it:

●	is typically less dilutive to the equity holders than additional equity financing;
●	extends the time period during which a portfolio company can operate before seeking additional equity capital or pursuing a sale transaction or other liquidity event; and
●	allows portfolio companies to better match cash sources with uses.

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, which include the following:

Consistently execute commitments and close transactions. Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $1.9 billion to more than 260 companies since operations commenced in 2004.

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

Well-known brand name. Our Advisor has originated Venture Loans to more than 260 companies in our Target Industries under the “Horizon Technology Finance” brand.

Competition

We compete to provide financing to development-stage companies in our Target Industries with a number of investment funds and other BDCs, as well as traditional financial services companies such as commercial banks and other financing sources. Some of our competitors are larger and have greater financial and other resources than we do. We believe we compete effectively with these entities primarily on the basis of the experience, industry knowledge and contacts of our Advisor’s investment professionals, our Advisor’s responsiveness, efficient investment analysis and decision-making processes, its creative financing products and its customized investment terms. We do not intend to compete primarily on the interest rates we offer and believe that some competitors make loans with rates that are comparable to or lower than our rates. For additional information concerning our competitive position and competitive risks, see “Item 1A — Risk Factors — General Risk Factors — We operate in a highly competitive market for investment opportunities, and if we are not able to compete effectively, our business, results of operations and financial condition may be adversely affected and the value of your investment in us could decline.”

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

The terms of the transaction are tailored to a prospective portfolio company’s specific funding needs while taking into consideration market dynamics, the quality of the management team, the venture capital and private equity investors involved or the ability of the prospective portfolio company to access public equity and applicable credit criteria, which may include the prospective portfolio company’s existing cash resources, the development of its technology and the anticipated timing for the next round of equity financing.

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

Investment Management Agreement

Under the terms of the Investment Management Agreement, our Advisor:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
●	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
●	closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

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

Payment of our expenses

All investment professionals and staff of our Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of its personnel allocable to such services, are provided and paid for by our Advisor. We bear all other costs and expenses of our operations and transactions, including those relating to:

●	our organization;
●	calculating our net asset value, or NAV (including the cost and expenses of any independent valuation firms);
●	expenses, including travel expense, incurred by our Advisor or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
●	interest payable on debt, if any, incurred to finance our investments;
●	the costs of all future offerings and repurchases of our common stock and other securities, if any;
●	the base management fee and any incentive fee;
●	distributions on our shares;

●	administration fees payable under the Administration Agreement;
●	the allocated costs incurred by our Advisor as our Administrator in providing managerial assistance to those portfolio companies that request it;
●	amounts payable to third parties relating to, or associated with, making investments;
●	transfer agent and custodial fees;
●	registration fees;
●	listing fees;
●	fees and expenses associated with marketing efforts;
●	taxes;
●	independent director fees and expenses;
●	brokerage commissions;
●	costs of preparing and filing reports or other documents with the SEC;
●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
●	the fidelity bond;
●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	indemnification payments;
●	direct costs and expenses of administration, including audit and legal costs; and
●	all other expenses incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

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

Board Recommendation and Approval of the Investment Management Agreement

At a special meeting of the stockholders on October 30, 2018, the stockholders, upon the recommendation of the Board, approved a new Investment Management Agreement which became effective on March 7, 2019. The Investment Management Agreement was effective for two years from the date of approval and then must be annually reapproved by our Board for a one-year period. The Investment Management Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 26, 2020. When it considered recommending the approval of the Investment Management Agreement, our Board held a meeting at which it focused on information it received relating to (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and its discussions related thereto, our Board, including a majority of the directors who are not interested persons of us, determined that the investment management fee rates payable pursuant to the terms of the Investment Management Agreement were reasonable in relation to the services to be provided.

Duration and termination

Unless terminated earlier as described below, it will continue in effect from year to year after the initial two-year term if approved annually by our Board including a majority of our directors who are not interested persons or by the affirmative vote of the holders of a majority of our outstanding voting securities and a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other party. See “Item 1A — Risk Factors — Risks Related to Our Advisor and Affiliates — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.”

Administration Agreement

The Administration Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 26, 2020. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Board reviews the allocation of expenses shared with the Advisor or other clients of the Advisor, if any, on a periodic basis to confirm that the allocations are reasonable and appropriate in light of the provisions of the Investment Management Agreement and Administration Agreement and then-current circumstances.

License agreement

We have entered into a license agreement with Horizon Technology Finance Principals, LLC fka Horizon Technology Finance, LLC, or HTF, pursuant to which we were granted a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement with our Advisor is in effect. Other than with respect to this limited license, we have no legal right to the “Horizon Technology Finance” service mark.

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

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
●	is organized under the laws of, and has its principal place of business in, the United States;
●	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
●	satisfies any of the following:
●	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;
●	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or
●	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
●	Securities of any eligible portfolio company which we control.
●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
●	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Senior securities; derivative securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage requirements at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A — Risk Factors — General Risk Factors — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and
●	pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial

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

We restrict access to nonpublic personal information about our stockholders to our Advisor’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders. For a discussion of the risks associated with cyber incidents, see “Item 1A — Risk Factors — General Risk Factors — We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.”

Election to be taxed as a RIC

We have elected to be subject to tax, and intend to qualify annually to maintain our election to be subject to tax, as a RIC under Subchapter M of the Code. To maintain our RIC status, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must distribute dividends each tax year of an amount generally at least equal to 90% of the sum of our ordinary income and our realized net short-term capital gains (i.e., net short-term capital gains in excess of net long term losses), or investment company taxable income, if any, out of the assets legally available for distribution, which we refer to as the “Annual Distribution Requirement.” Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we are required to distribute dividends in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any ordinary income or net capital gains for preceding years that was not distributed during such years and on which we previously did not incur any U.S. federal corporate income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity. In order to qualify as a RIC, we must:

●	maintain an election to be treated as a BDC under the 1940 Act at all times during each tax year;
●	meet any applicable securities law requirements, including capital structure requirements;

●	derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock or securities, or the Qualifying Income Test; and
●	diversify our holdings so that at the end of each quarter of the tax year:
●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represents more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and
●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships, or the Diversification Tests.

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

●	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
●	The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
●	Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
●	We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain our qualification for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
●	We are dependent upon management personnel of our Investment Adviser for our future success.
●	Our ability to grow depends on our ability to raise additional capital.
●	We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
●	We operate in a highly competitive market for investment opportunities.
●	Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
●	Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
●	Our ability to enter into transactions with our affiliates is restricted.
●	We are exposed to risks associated with changes in interest rates.
●	Our investment strategy focuses on investments in development-stage companies in our Target Industries, which are subject to many risks, including volatility, intense competition, shortened product life cycles and periodic downturns, and would be rated below “investment grade.”
●	The lack of liquidity in our investments may adversely affect our business.
●	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

●	Investing in our common stock involves an above average degree of risk

Risks Related to our Adviser and Affiliates

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

In addition, if any two of the three of Mr. Pomeroy, our Chief Executive Officer, Mr. Michaud, our President, or Mr. Trolio, our Chief Financial Officer, ceases to be actively involved with us or our Advisor, and is not replaced by an individual satisfactory to Key within 90 days, Key could, absent a waiver or cure, demand repayment of any outstanding obligations under the Key Facility. If any two of the four of Mr. Pomeroy, Mr. Michaud, Mr. Trolio or Mr. Devorsetz, our Chief Investment Officer, ceases to be actively involved with us, the NYL Noteholders could, absent a waiver or cure, redeem any outstanding obligations under the NYL Facility. In such an event, if we do not have sufficient cash to repay our outstanding obligations, we may be required to sell investments which, due to their illiquidity, may be difficult to sell on favorable terms or at all. We may also be unable to make new investments, cover our existing obligations to extend credit or meet other obligations as they come due, which could adversely impact our results of operations.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on stake holdings in investment companies. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be focused on relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

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

Following an initial investment in a portfolio company, we may have opportunities to make additional investments in that portfolio company as “follow-on” investments, in seeking to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
●	preserve or enhance the value of our investment.

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

In some cases, we collateralize our debt investments with a secured collateral position in a portfolio company’s assets, which may include a negative pledge or, to a lesser extent, no security interest on their intellectual property. In the event of a default on a debt investment, the intellectual property of the portfolio company would most likely be liquidated to provide proceeds to pay the creditors of the portfolio company. There can be no assurance that our security interest, if any, in the proceeds of the intellectual property will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests.

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

Federal Income Tax Risks

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

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may become subject to a corporate-level income taxes on all of our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the  years ended December 31, 2020, 2019 and 2018 was 10.4%, 10.2% and 10.4%, respectively.

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

Risks Related to Business Development Companies

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On January 30, 2020, the Federal Reserve Board released proposed changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of these change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

Risks Related to our Securities

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2020 and (2) 150% at various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2020(1)	(23.36)%	(13.80)%	(4.25)%	5.31%	14.86%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(39.91)%	(24.77)%	(9.63)%	5.52%	20.66%

(1)	Assumes $407 million in total assets, $188 million in outstanding debt, $213 million in net assets, and an average cost of borrowed funds of 4.81% at December 31, 2020.
(2)	Assumes $645 million in total assets, $426 million in outstanding debt, $213 million in net assets, and an average cost of borrowed funds of 4.81% at December 31, 2020.

Based on our outstanding indebtedness of $188 million as of December 31, 2020 and the average cost of borrowed funds of 4.81% as of that date, our investment portfolio would have needed to experience an annual return of at least 2.66% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Based on an outstanding indebtedness of $426 million on an assumed 150% asset coverage ratio and an average cost of borrowed funds of 4.81%, our investment portfolio would need to experience an annual return of at least 3.55% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

If we are unable to comply with the covenants or restrictions in our Credit Facilities or make payments when due thereunder, our business could be materially adversely affected.

Our Credit Facilities are secured by a lien on the assets of our wholly owned subsidiaries, Credit II and HFI. The breach of certain of the covenants or restrictions or our failure to make payments when due under the Credit Facilities, unless cured within the applicable grace period, would result in a default under the Credit Facilities that would permit the lender thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness and the lender may exercise rights available to them, including to the extent permitted under applicable law, the seizure of such assets without adjudication.

The Key Facility also requires Credit II, HFI and our Advisor to comply with various financial covenants, including maintenance by our Advisor of a minimum tangible net worth and limitations on the value of, and modifications to, the loan collateral that secures the Credit Facilities. Complying with these restrictions may prevent us from taking actions that we believe would help us to grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise restrict corporate activities, and could result in our failing to qualify as a RIC resulting in our becoming subject to corporate-level income tax. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information regarding our credit arrangements.

An event of default or acceleration under the Credit Facilities could also cause a cross-default or cross-acceleration of other debt instruments or contractual obligations, which would adversely impact our liquidity. We may not be granted waivers or amendments to the Credit Facilities, if for any reason we are unable to comply with the terms of the Credit Facilities and we may not be able to refinance the Credit Facilities on terms acceptable to us, or at all.

If we are unable to obtain additional debt financing, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility, NYL Facility, 2022 Notes or the Asset-Backed Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until September 30, 2021. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on April 6, 2023, unless such date is extended in accordance with the terms of the Key Facility. We may borrow under the NYL Facility until June 5, 2022. After such date, we must repay the outstanding advances under the NYL Facility in accordance with its terms and conditions. All outstanding advances under the NYL Facility are due and payable on June 15, 2027, unless such date is extended in accordance with the terms of the NYL Facility. All outstanding amounts on our 2022 Notes are due and payable on September 15, 2022 unless redeemed prior to that date. The Asset-Backed Notes have a stated maturity of September 15, 2027. If we are unable to increase, renew or replace the Credit Facilities or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

The trading price of our common stock may fluctuate substantially and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

●	actual or anticipated changes in our earnings or fluctuations in our operating results;
●	changes in the value of our portfolio of investments;
●	price and volume fluctuations in the overall stock market or in the market for BDCs from time to time;
●	investor demand for our shares of common stock;
●	significant volatility in the market price and trading volume of securities of registered closed-end management investment companies, BDCs or other financial services companies;
●	our inability to raise capital, borrow money or deploy or invest our capital;
●	fluctuations in interest rates;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
●	operating performance of companies comparable to us;
●	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;
●	losing RIC status;
●	general economic conditions, trends and other external factors;
●	departures of key personnel; or
●	loss of a major source of funding.

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

The DGCL, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, our certificate of incorporation and bylaws:

●	provide for a classified board of directors, which may delay the ability of our stockholders to change the membership of a majority of our Board;
●	authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt;
●	do not provide for cumulative voting;
●	provide that vacancies on the Board, including newly created directorships, may be filled only by a majority vote of directors then in office;
●	limit the calling of special meetings of stockholders;
●	provide that our directors may be removed only for cause;
●	require supermajority voting to effect certain amendments to our certificate of incorporation and our bylaws; and
●	require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock. It is a default under our Credit Facilities if (i) a person or group of persons (within the meaning of the Exchange Act) acquires beneficial ownership of 20% or more of our issued and outstanding common stock or (ii) during any twelve-month period, individuals who at the beginning of such period constituted our Board cease for any reason, other than death or disability, to constitute a majority of the directors in office. If either event were to occur, Key and/or the NYL Noteholders could accelerate our repayment obligations under, and/or terminate, the related Credit Facility.

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

Upon issuance, any publicly issued debt securities that we may issue will not have an established trading market. We cannot assure you that a trading market for our publicly issued Debt Securities will ever develop or, if developed, will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued Debt Securities. These factors include:

●	the time remaining to the maturity of these Debt Securities;
●	the outstanding principal amount of debt securities with terms identical to our Debt Securities;
●	the supply of debt securities trading in the secondary market, if any;
●	the redemption or repayment features, if any, of our Debt Securities;
●	the level, direction and volatility of market interest rates generally; and
●	market rate of interest higher or lower than the rate borne by our Debt Securities.

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

The indenture governing our Debt Securities offers limited protection to holders of our Debt Securities. The terms of the indenture do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in our Debt Securities. In particular, the terms of the indenture do not place any restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our Debt Securities, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our Debt Securities to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to our Debt Securities and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to our Debt Securities with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness

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
●	pay dividends on, or purchase or redeem or make any payments in respect of capital stock or other securities ranking junior in right of payment to our Debt Securities, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(l) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock unless our asset coverage, as defined in the 1940 Act, equals at least 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);
●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
●	enter into transactions with affiliates;
●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
●	make investments; or
●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Any default under the agreements governing our indebtedness, including a default under the Credit Facilities or the 2019-1 Securitization, or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our Debt Securities and substantially decrease the market value of our Debt Securities. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facilities and the 2019-1 Securitization or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Credit Facilities and the 2019-1 Securitization or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facilities or the 2019-1 Securitization or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facilities and the 2019-1 Securitization, could proceed against the collateral securing the debt. Because the Credit Facilities and the 2019-1 Securitization have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

General Risk Factors

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. In many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

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

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption following the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets have negatively affected, and may continue to negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

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

●	sudden electrical or telecommunications outages;
●	natural disasters such as earthquakes, floods, tornadoes and hurricanes;
●	disease pandemics; and
●	events arising from local or larger scale political or social matters, including terrorist acts.

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

Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds.To the extent our investments have fixed interest rates or have interest rate floors that are higher than the floor on, or interest rates that “reset” less frequently than, the Credit Facilities, increases in interest rates can lead to interest rate compression and have a material adverse effect on our net investment income. In addition to increasing the cost of borrowed funds, which may materially reduce our net investment income, rising interest rates may also adversely affect our ability to obtain additional debt financing on terms as favorable as under our current debt financings, or at all. See “—If we are unable to obtain additional debt financing, our business could be materially adversely affected.”

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

The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited (“IBA”), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2023 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Item 4.         Mine Safety Disclosures

Not applicable

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock

Our common stock is traded on Nasdaq, under the symbol “HRZN.” The last reported price for our common stock on March 1, 2021 was $14.85 per share, which represented a 35% premium to NAV per share. As of March 1, 2021 we had 18 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2020, 2019 and 2018.

Issuer Purchases of Equity Securities

On April 24, 2020, our Board extended a previously authorized stock repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. Unless extended by our Board, the repurchase program will expire on the earlier of June 30, 2021 and the repurchase of $5.0 million of common stock. During the quarter ended December 31, 2020, we did not repurchase any shares of our common stock. During the years ended December 31, 2020, 2019 and 2018, we did not repurchase any shares of our common stock. From the inception of the stock repurchase program through December 31, 2020, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Wells Fargo BDC Index, for the period from December 31, 2015 through December 31, 2020. The graph assumes that, on December 31, 2015, a person invested $100 in each of our common stock, the S&P 500 Index and the Wells Fargo BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of our annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

HRZN Indexed Price Performance
225
200
175
150
125
100
75
50
25
0
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
S&P 500
HRZN
WFBDC Index

Item 6.         Selected Financial Data

The following selected consolidated financial data of the Company as of December 31, 2020, 2019, 2018, 2017 and 2016, and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. These selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the years ended December 31,
(Dollars in thousands, except per share data and portfolio company counts)	2020	2019	2018	2017	2016
Statement of Operations Data:
Total investment income	$46,035	$43,125	$31,090	$25,777	$32,984
Base management fee	6,458	5,556	4,578	3,786	4,727
Performance based incentive fee	5,187	6,966	4,393	1,714	2,126
All other expenses	13,419	11,742	9,403	8,034	9,119
Base management and performance based incentive fees waived	—	(1,848)	(1,184)	(79)	—
Net investment income before excise tax	20,971	20,709	13,900	12,322	17,012
Provision (credit) for excise tax	222	239	34	25	(87)
Net investment income	20,749	20,470	13,866	12,297	17,099
Net realized (loss) gain on investments	(14,698)	(4,173)	645	(21,191)	(7,776)
Net unrealized appreciation (depreciation) on investments	313	3,201	(1,501)	18,485	(14,236)
Net increase (decrease) in net assets resulting from operations	$6,364	$19,498	$13,010	$9,591	$(4,913)
Dollar amount of distributions declared	$22,674	$16,987	$13,837	$13,823	$15,403
Per Share Data:
Net asset value	$11.02	$11.83	$11.64	$11.72	$12.09
Net investment income	1.18	1.52	1.20	1.07	1.48
Net realized (loss) gain on investments	(0.84)	(0.31)	0.06	(1.84)	(0.67)
Net change in unrealized appreciation (depreciation) on investments	0.02	0.24	(0.13)	1.60	(1.24)
Net increase (decrease) in net assets resulting from operations	0.36	1.45	1.13	0.83	(0.43)
Per share distributions declared	1.25	1.20	1.20	1.20	1.335
Statement of Assets and Liabilities Data:
Investments, at fair value	$352,545	$319,551	$248,441	$222,099	$194,003
Other assets	54,612	24,450	18,308	12,047	45,249
Total assets	407,157	344,001	266,749	234,146	239,252
Borrowings	185,819	152,050	126,853	94,075	95,597
Total liabilities	194,560	159,946	132,492	99,071	100,060
Total net assets	$212,597	$184,055	$134,257	$135,075	$139,192
Other data:
Weighted yield on debt investments at fair value	14.6%	16.7%	15.3%	15.1%	14.9%
Weighted yield on all investments at fair value	13.9%	15.7%	13.9%	14.0%	14.4%
Number of portfolio companies at period end:
Debt investments	34	35	34	33	44
Warrants investments	60	66	67	72	78
Equity investments	8	9	9	6	5
Other investments	2	1	4	4	2

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

COVID-19

Governments around the world remain highly focused on mitigating the risk of further spread of COVID-19 and continue to manage their response to the crisis, which has included measures such as quarantines, travel restrictions and business curtailments. COVID-19 has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicteds as of the filing of this Form 10-K.

Forward-looking statements

This annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing debt investments, warrants and other investments;
●	the introduction, withdrawal, success and timing of business initiatives and strategies;
●	general economic and political trends and other external factors, including the current COVID-19 pandemic;
●	the relative and absolute investment performance and operations of our Advisor;
●	the impact of increased competition;
●	the impact of investments we intend to make and future acquisitions and divestitures;
●	the unfavorable resolution of legal proceedings;
●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
●	our regulatory structure and tax status;
●	our ability to qualify and maintain qualification as a RIC and as a BDC;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

●	the ability of our portfolio companies to achieve their objective;
●	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
●	our contractual arrangements and relationships with third parties;
●	our ability to access capital and any future financings by us;
●	the ability of our Advisor to attract and retain highly talented professionals;
●	the impact of changes to tax legislation and, generally, our tax position; and
●	our ability to fund unfunded commitments.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. As of December 31, 2020, 100%, or $333.5 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. Section 61(a) of the 1940 Act added to Section 61(a)(2) of the 1940 Act enables BDCs to reduce their asset coverage requirements from 200% to 150% as a result of the enactment of the SBCAA. This provision permits a BDC to double the maximum amount of leverage that it is permitted to incur. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. We received approval from our stockholders to reduce our asset coverage requirement from 200% to 150% on October 30, 2018. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio

	(Dollars in thousands)
Debt investments	34	$333,495	94.6%	35	$288,355	90.2%
Warrants	60	14,031	4.0	66	10,829	3.4
Other investments	2	1,700	0.5	1	500	0.2
Equity	8	3,319	0.9	9	3,217	1.0
Equity interest in HSLFI	—	—	—	1	16,650	5.2
Total		$352,545	100.0%		$319,551	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2020 and 2019:

	For the year ended
	December 31,
	2020	2019

Beginning portfolio	$319,551	$248,441
New debt investments	198,561	200,832
Less refinanced debt investments	—	(17,500)
Net new debt investments	198,561	183,332
Investment in controlled affiliate investment	—	1,900
Principal payments received on investments	(24,829)	(17,369)
Early pay-offs	(121,429)	(94,321)
Accretion of debt investment fees	3,895	3,865
New debt investment fees	(2,353)	(2,669)
New equity	—	240
Warrants received in settlement of fee income	978	—
Proceeds from sale of investments	(8,335)	(4,548)
Dividend income from controlled affiliate investment	118	2,236
Distributions from controlled affiliate investment	—	(715)
Net realized loss on investments	(13,727)	(4,192)
Net unrealized appreciation on investments	313	3,201
Other	(198)	150
Ending portfolio	$352,545	$319,551

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio

	(Dollars in thousands)
Life Science
Biotechnology	$44,121	13.2%	$41,789	14.5%
Drug Delivery	—	—	1,533	0.6
Medical Device	107,726	32.3	59,477	20.6
Technology
Communications	—	—	1,500	0.5
Consumer-Related	59,022	17.7	42,779	14.8
Data Storage	22,953	7.0	24,452	8.5
Internet and Media	7,089	2.1	22,504	7.8
Materials	1,737	0.5	8,410	2.9
Networking	9,738	2.9	—	—
Power Management	—	—	11,207	3.9
Software	56,535	17.0	51,069	17.7
Healthcare Information and Services
Diagnostics	9,760	2.9	—	—
Other Healthcare	14,814	4.4	9,771	3.4
Software	—	—	13,864	4.8
Total	$333,495	100.0%	$288,355	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 28% of total debt investments outstanding as of December 31, 2020 and 2019. No single debt investment represented more than 10% of our total debt investments as of December 31, 2020 or 2019.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2020 and 2019, our debt investments had a weighted average credit rating of 3.2 and 3.1, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments

	(Dollars in thousands)
Credit Rating
4	6	$77,950	23.4%	4	$45,339	15.7%
3	24	240,933	72.2	26	216,128	75.0
2	3	12,875	3.9	3	24,888	8.6
1	1	1,737	0.5	2	2,000	0.7
Total	34	$333,495	100.0%	35	$288,355	100.0%

As of December 31, 2020, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $6.8 million and an aggregate fair value of $1.7 million. As of December 31, 2019, there were two debt investments with an internal credit rating of 1, with an aggregate cost of $5.7 million and an aggregate fair value of $2.0 million.

Horizon Secured Loan Fund I LLC

On June 1, 2018, we and Arena Sunset SPV, LLC, or Arena, formed a joint venture, Horizon Secured Loan Fund I, or HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and was not consolidated by either us or Arena for financial reporting purposes. On April 21, 2020, we purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase, for $17.1 million. In addition, Arena received 50% of the warrants held by HSLFI or Horizon Funding I, LLC, or HFI, at closing. As of April 21, 2020, HSLFI is wholly-owned by us and the assets and liabilities of HSLFI and HFI is consolidated with the assets and liabilities by us.

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

We invested cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2019, we and Arena each owned 50.0% of the equity interests of HSLFI. We had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2019, $9.8 million was unfunded. Our investment in HSLFI consisted of an equity contribution of $15.2 million as of December 31, 2019. During the period January 1, 2020 through April 21, 2020, there were no distributions from HSLFI. For the year ended December 31, 2019, HSLFI distributed $1.4 million.

In addition, on June 1, 2018, HSLFI entered into the Sale and Servicing Agreement. HFI entered into the NYL Facility with several entities owned or affiliated with the NYL Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the NYL Noteholders. The notes issued by HFI were collateralized by all investments held by HFI and permitted an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to the Indenture. Prior to June 5, 2020, the interest rate on the notes issued under the NYL Facility was based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $15.0 million in advances made by the NYL Noteholders as of December 31, 2019 at an interest rate of 4.98%.

The following table shows a summary of HSLFI’s investment portfolio for the period January 1, 2020 through April 21, 2020, for the year ended December 31, 2019 and for the period June 1, 2018 through December 31, 2018:

	For the period		For the period
	January 1, 2020	For the year	June 1, 2018
	through	ended	through
	April 21, 2020	December 31, 2019	December 31, 2018

	(Dollars in thousands)
Total investments at fair value	$—	$34,829	$24,734
Dollar-weighted annualized yield on average debt investments(1)	14.3%	15.8%	12.9%
Number of portfolio companies in HSLFI	—	10	4
Largest portfolio company investment at fair value	$—	$11,186	$8,154

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect HSLFI’s expenses.

The following table shows HSLFI’s total portfolio investment activity as of and for the year ended December 31, 2019:

For the year ended
December 31,
2019
(In thousands)
Beginning portfolio	$24,734
New debt investments	19,727
Early pay-offs	(9,727)
Accretion of debt investment fees	311
New debt investment fees	(188)
Net unrealized depreciation on investments	(28)
Ending portfolio	$34,829

The following table shows HSLFI’s investments as of December 31, 2019:

			Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)(3)(4)	Amount	Investments(5)	Value
(Dollars in thousands)
Debt Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	$2,500	$2,464	$2,464
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 4.00% ETP, Due 7/1/22)	2,500	2,464	2,464
Encore Dermatology, Inc. (6)(7)	Biotechnology	Term Loan (10.00% cash (Libor + 7.50%; Floor 10.00%), 3.00% ETP, Due 4/1/23)	5,000	4,929	4,929
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	Term Loan (9.00% cash (Libor + 6.50%; Floor 9.00%), 5.00% ETP, Due 10/1/22)	5,000	4,924	4,924
Total Debt Investments — Life science				14,781	14,781
Debt Investments — Technology
Bridge2 Solutions, LLC (6)(7)	Software	Term Loan (11.00% cash (Libor + 8.4%; Floor 11.00%), 2.00% ETP, Due 9/1/23)	500	481	481
New Signature US, Inc. (6)(7)(9)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 7/1/22)	8,250	8,163	8,163
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 3.50% ETP, Due 2/1/23)	3,000	2,961	2,961
OutboundEngine, Inc. (6)(7)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.00% ETP, Due 7/1/23)	500	491	491
Revinate, Inc. (6)(7)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 3.00% ETP, Due 6/1/23)	4,000	3,952	3,952
Total Debt Investments — Technology				16,048	16,048
Debt Investments — Healthcare information and services

HealthEdge Software, Inc. (6)(7)	Software	Term Loan (9.94% cash (Libor + 8.25%; Floor 9.25%), 3.00% ETP, Due 10/1/23)	3,750	3,709	3,709
Total Debt Investments — Healthcare information and services				3,709	3,709
Total Debt Investments				34,538	34,538

Warrant Investments — Life science
Celsion Corporation (6)(7)(8)	Biotechnology	95,057 Common Stock Warrants		58	6
Encore Dermatology, Inc. (6)(7)	Biotechnology	503,626 Preferred Stock Warrants		38	—
Mustang Bio, Inc. (6)(7)(8)	Biotechnology	72,046 Common Stock Warrants		45	74
CSA Medical, Inc. (6)(7)	Medical Device	17,751 Preferred Stock Warrants		2	2
Total Warrant Investments — Life science				143	82
Warrant Investments — Technology
Intelepeer Holdings, Inc. (6)(7)	Communications	2,081,934 Preferred Stock Warrants		82	72
Bridge2 Solutions, LLC (6)(7)	Software	2,500 Common Stock Warrants		18	34
BSI Platform Holdings, LLC (6)(7)(9)	Software	562,500 Preferred Stock Warrants		77	62
OutboundEngine, Inc. (6)(7)	Software	40,000 Preferred Stock Warrants		5	6
Revinate Inc. (6)(7)	Software	216,362 Preferred Stock Warrants		16	18
Total Warrant Investments — Technology				198	192
Warrant Investments — Healthcare information and services
HealthEdge Software, Inc. (6)(7)	Software	47,418 Preferred Stock Warrants		16	17
Total Warrant Investments — Healthcare information and services				16	17
Total Warrant Investments				357	291

Total Portfolio Investment Assets				$34,895	$34,829

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account (6)				$11,201	$11,201
Total Short Term Investments — Unrestricted Investments				$11,201	$11,201

Short Term Investments — Restricted Money Market Funds
US Bank Money Market Deposit Account (6)				$138	$138
Total Short Term Investments — Restricted Money Market Funds				$138	$138

(1)	All investments of HSLFI are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to HSLFI’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments, or ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate, or LIBOR, are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2019 is provided.
(3)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid.
(4)	Warrants are non-income producing.
(5)	For debt investments, represents principal balance less unearned income.
(6)	Has been pledged as collateral under the NYL Facility.
(7)	The fair value of the investment was valued using significant unobservable inputs.
(8)	Portfolio company is a public company.
(9)	New Signature US, Inc. is a subsidiary of BSI Platform Holdings, LLC.

The following tables show certain summarized financial information for HSLFI as of December 31, 2019 and for the period January 1, 2020 through April 21, 2010, for the year ended December 31, 2019 and for the period June 1, 2018 through December 31, 2018:

December 31,
2019
(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $34,895)	$34,829
Cash and cash equivalents	503
Investments in money market funds	11,201
Restricted investments in money market funds	138
Interest receivable	477
Other assets	1,109
Total assets	$48,257

Borrowings	$14,955
Other liabilities	126
Total liabilities	15,081
Members’ equity	33,176
Total liabilities and members’ equity	$48,257

	For the period		For the period
	January 1, 2020	For the year	June 1, 2018
	through	ended	through
	April 21, 2020	December 31, 2019	December 31, 2018

	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,353	$5,291	$689
Total investment income	$1,465	$5,699	$689
Total expenses	$1,229	$1,227	$180
Net investment income	$236	$4,472	$509
Net realized gain on investments	$120	—	$—
Net unrealized depreciation on investments	$(392)	$(28)	$(37)
Net (decrease) increase in net assets resulting from operations	$(36)	$4,444	$472

Consolidated results of operations of Horizon Technology Finance Corporation

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2020, 2019 and 2018:

	For the year ended
	December 31,
	2020	2019	2018

	(In thousands)
Total investment income	46,035	$43,125	$31,090
Total expenses	25,064	24,264	18,374
Performance based incentive fee waived	—	(1,848)	(1,184)
Net expenses	25,064	22,416	17,190
Net investment income before excise tax	20,971	20,709	13,900
Provision for excise tax	222	239	34
Net investment income	20,749	20,470	13,866
Net realized (loss) gain on investments	(14,698)	(4,173)	645
Net unrealized appreciation (depreciation) on investments	313	3,201	(1,501)
Net increase in net assets resulting from operations	$6,364	$19,498	$13,010
Average debt investments, at fair value	$313,478	$244,940	$200,911
Average borrowings outstanding	$174,876	$135,419	$99,415

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $2.9 million, or 6.7%, to $46.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. For the year ended December 31, 2020, total investment income consisted primarily of $42.2 million in interest income from investments, which included $10.3 million in income from the accretion of origination fees and ETP, $3.7 million in fee income and $0.1 million in dividend income. Interest income on debt investments increased by $5.1 million, or 13.8%, to $42.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Interest income on investments for the year ended December 31, 2020 as compared to the year ended December 31, 2019 increased primarily due to an increase of $68.5 million, or 28.0%, in the average size of our debt investment portfolio partially offset by a decrease in one-month LIBOR which is the base rate for many of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.1 million, or 2.1%, to $3.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a decrease in fees earned on principal prepayments received.

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

The following table shows our dollar-weighted annualized yield for the years ended December 31, 2020, 2019 and 2018:

	For the year ended
	December 31,
Investment type:	2020	2019	2018
Debt investments(1)(2)	14.6%	16.7%	15.3%
Equity interest in HSLFI and debt investments(1)(3)	14.5%	16.7%	15.2%
Equity interest in HSLFI(1)(4)	—%	16.2%	9.0
All investments(1)(5)	13.9%	15.7%	13.9%

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (1) total related investment income during the period divided by (2) the average of the fair value of the investment type outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investment type is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

(2)	Excludes any yield from equity interest in HSLFI through April 21, 2020, warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments.

(3)	Excludes any yield from warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI through April 21, 2020, interest income and fee income from debt investments.

(4)	Excludes any yield from debt investments, warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI through April 21, 2020.

(5)	Includes any yield from equity interest in HSFLI through April 21, 2020, debt investments, warrants, equity and other investments. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 23%, 17% and 25% of investment income for the years ended December 31, 2020, 2019 and 2018, respectively.

Expenses

Net expenses increased by $2.6 million, or 11.8%, to $25.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Net expenses increased by $5.2 million, or 30.4%, to $22.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $1.3 million, or 16.1%, to $9.7 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $39.5 million, or 29.1%, offset by a reduction in our effective cost of debt. Interest expense increased by $2.0 million, or 30.9%, to $8.3 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $36.0 million, or 36.2%, which was partially offset by a decrease in LIBOR.

Base management fee expense increased by $0.9 million, or 16.2%, to $6.5 million for the December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase of $56.4 million, or 19.8%, in average gross assets less cash for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Base management fee expense increased by $1.0 million, or 21.4%, to $5.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase of $44.0 million, or 21.9%, in the average size of our investment portfolio for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

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

Performance based incentive fee expense increased by $0.1 million, or 1.3%, to $5.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was due to an increase of $0.3 million, or 1.3%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2020 compared to the year ended December 31, 2019. Performance based incentive fee expense, net of the waiver above, increased by $1.9 million, or 59.5%, to $5.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was due to (i) an increase of $8.5 million, or 49.9%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2019 compared to the year ended December 31, 2018 and (ii) an increase in the Incentive Fee Cap calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement for the year ended December 31, 2019 compared to the year ended December 31, 2018. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2018 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

In 2020 and 2019, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the  years ended December 31, 2020 and 2019, we elected to carry forward taxable income in excess of current year distributions of $6.2 million and $6.5 million, respectively. At December 31, 2020 and 2019, excise tax payable of $0.2 million was recorded.

Administrative fee expense, professional fees and general and administrative expenses were $3.7 million, $3.4 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

During the year ended December 31, 2020, we realized net losses totaling $14.7 million primarily due to the realized loss on the settlement of five of our debt investments partially offset by the realized gain from the consideration we received from the exercise and sale of warrants in six portfolio companies. During the year ended December 31, 2019, we realized net losses totaling $4.2 million primarily due to the expiration of one of our royalty agreements and the sale of one of our license agreements, which were included in other investments, which was partially offset by a gain on the sale of our equity investment in one portfolio company and from the consideration we received from the termination of warrants upon the sale of three portfolio companies. During the year ended December 31, 2018, we realized net gains totaling $0.6 million primarily due to gains realized on the sale of equity received upon the exercise of warrants.

During the year ended December 31, 2020, we recorded net unrealized appreciation on investments totaling $0.3 million due to the unrealized appreciation on our warrant investments offset by the unrealized depreciation on our debt and equity investments. During the year ended December 31, 2019, we recorded net unrealized appreciation on investments totaling $3.2 million due to the unrealized appreciation on one of our equity investments and the reversal of previously recorded unrealized depreciation from the expiration of one of our royalty agreements, which was included in other investments, partially offset by the unrealized depreciation on one of our debt investments. During the year ended December 31, 2018, we recorded net unrealized depreciation on investments totaling $1.5 million due to the unrealized depreciation on our warrant and equity investments in public companies.

Liquidity and capital resources

As of December 31, 2020 and 2019, we had cash and investments in money market funds of $46.7 million and $16.3 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2020 and 2019, we had $1.1 million of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes or our NYL Facility. Our primary sources of capital have been from our public and private equity offerings, use of our Credit Facilities and issuance of our public debt offerings.

On March 26, 2019, we completed a follow-on public offering of 2,000,000 shares of our common stock at a public offering price of $12.14 per share, for total net proceeds to us of $23.1 million, after deducting underwriting commission and discounts and other offering expenses.

On August 2, 2019 we entered into an At-The-Market (“ATM”), sales agreement (the “Prior Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc (each a “Sales Agent” and, collectively, the “Sales Agents”). The Prior Equity Distribution Agreement provided that we may offer and sell shares of common stock from time to time through the Sales Agents representing up to $50.0 million worth of our common stock, in amounts and at times to be determined by us.

On July 30, 2020, we terminated the Prior Equity Distribution Agreement and entered into a new ATM sales agreement (the “Equity Distribution Agreement”) with the Sales Agents. The remaining shares available under the Prior Equity Distribution Agreement are no longer available for issuance. The Equity Distribution Agreement provides that we may offer and sell our shares from time to time through the Sales Agents up to $100.0 million worth of our common stock, in amounts and at times to be determined by us. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices

During the year ended December 31, 2020, we sold 3,702,500 shares of common stock under the Prior Equity Distribution Agreement and the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $44.6 million, including $1.0 million of offering expenses, from these sales. During the year ended December 31, 2019, we sold 2,012,844 shares of common stock under the Prior Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $24.0 million, including $0.6 million of offering expenses, from these sales.

On April 24, 2020, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2021 or the repurchase of $5.0 million of our common stock. During the years ended December 31, 2020, 2019 and 2018, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through December 31, 2020, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At December 31, 2020 and 2019, the outstanding principal balance under the Key Facility was $28.0 million and $17.0 million, respectively. As of December 31, 2020 and 2019, we had borrowing capacity under the Key Facility of $97.0 million and $108.0 million, respectively. At December 31, 2020 and 2019, $24.8 million and $24.2 million, respectively, were available for borrowing, subject to existing terms and advance rates.

At December 31, 2020, the outstanding principal balance under the NYL Facility was $22.3 million. As of December 31, 2020, we had borrowing capacity under the NYL Facility of $77.7 million. At December 31, 2020, $0.9 million was available for borrowing, subject to existing terms and advance rates.

Our operating activities used cash of $25.3 million for the year ended December 31, 2020, and our financing activities provided cash of $55.7 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from advances on our credit facilities and the sale of shares through our ATM for net proceeds of $44.6 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by the use of cash to repay our Key Facility and to pay distributions to our stockholders.

Our operating activities used cash of $51.4 million for the year ended December 31, 2019, and our financing activities provided cash of $56.2 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the sale of shares through a follow-on public offering and our ATM for net proceeds of $47.1 million, after deducting underwriting commission and discounts and other offering expenses and the completion of our Asset-Backed Notes, partially offset by the use of cash to pay distributions to our stockholders.

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

Our primary use of available funds is to make debt investments in portfolio companies and for general corporate purposes. We expect to raise additional equity and debt capital opportunistically, as needed, and subject to market conditions, to support our future growth to the extent permitted by the 1940 Act.

In order to remain subject to taxation as a RIC, we intend to distribute to our stockholders all or substantially all of our investment company taxable income. In addition, as a BDC, we are required to maintain asset coverage of at least 150%. This requirement limits the amount that we may borrow.

We believe that our current cash, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Current borrowings

The following table shows our borrowings as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$28,000	$97,000	$125,000	$17,000	$108,000
NYL Facility	100,000	22,250	77,750	—	—	—
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	362,375	187,625	174,750	262,375	154,375	108,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,806)	—	—	(2,325)	—
Total borrowings outstanding, net	$362,375	$185,819	$174,750	$262,375	$152,050	$108,000

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.14% and 1.76% as of December 31, 2020 and 2019, respectively. The interest rates in effect were 4.25% and 4.94% as of December 31, 2020 and 2019, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. On June 29, 2020, we amended the Key Facility, among other things, to amend the LIBOR floor from 0.75% to 1.00% and to extend the period during which we may request advances under the Key Facility (the “Revolving Period”) to September 30, 2021. The Key Facility is collateralized by debt investments held by Credit II and permits an advance rate of up to fifty percent (50%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed fifty percent (50%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. The maturity of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable, is on April 6, 2023.

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2020, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

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

At December 31, 2020 and 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2020 and 2019, there was approximately $1.0 million and $1.1 million, respectively, of restricted investments.

On April 21, 2020, we purchased all of the limited liability company interests of Arena in HSLFI. HFI is a wholly-owned subsidiary of HSLFI. HFI entered into the NYL Facility with the NYL Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the NYL Noteholders. On June 1, 2018, HSLFI sold or contributed to HFI certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFI are collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments.

On June 5, 2020, HFI amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $22.3 million in notes issued to the Noteholders as of December 31, 2020 at an interest rate of 4.60%.

Other assets

As of December 31, 2020 and 2019, other assets were $1.9 million and $1.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2020:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years

	(In thousands)
Borrowings	$187,625	$9,716	$142,097	$35,812	$—
Unfunded commitments	91,500	68,000	23,500	—	—
Total	$279,125	$77,716	$165,597	$35,812	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2020, we had such unfunded commitments of $91.5 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of December 31, 2020, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the  years ended December 31, 2020, 2019 and 2018, the Advisor earned $11.6 million, $10.7 million and $7.8 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Principals LLC f/k/a Horizon Technology Finance, LLC (“HTF Principals”) owns more than seventy percent (70%) of the Advisor. Our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud own one hundred percent (100%) of HTF Principals. By virtue of their ownership interest in HTF Principals, Mr.  Pomeroy and Mr. Michaud control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the years ended December 31, 2020, 2019 and 2018, the Advisor earned $1.0 million, $0.9 million and $0.7 million, respectively, pursuant to the Administration Agreement.

HTF Principals has granted the Company a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the year ended December 31, 2020, we recognized as interest income interest payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status. For the year ended December 31, 2019 and 2018, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services – Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2020 and 2019.

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

Recent developments

Subsequent to December 31, 2020 pursuant to private foreclosure sales, we received net proceeds of approximately $1.7 million from the sale of  substantially all of the assets of The NanoSteel Company, Inc. (“NanoSteel”), which assets collateralized our debt investment in NanoSteel. We do not expect to receive any additional material proceeds from the sale of additional assets of NanoSteel.

On January 14, 2021, we funded a $5.0 million debt investment to a new portfolio company, Clara Foods Co.

On January 15, 2021, we funded a $7.0 million debt investment to a new portfolio company, Supply Network Visibility Holdings LLC.

On February 23, 2021, we funded a $7.0 million debt investment to an existing portfolio company, Getaround, Inc.

On February 25, 2021, we funded a $6.0 million debt investment to a new portfolio company, Primary Kids, Inc.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2020 and 2019, 100% and 99%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on a floating LIBOR index or the Prime Rate as published in the Wall Street Journal.

Based on our December 31, 2020 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at December 31, 2020, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)

	(In thousands)
Up 300 basis points	$5,685	$610	$5,075
Up 200 basis points	$2,670	$326	$2,344
Up 100 basis points	$1,046	$43	$1,003
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2022 Notes and our Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to a floor of 1.00% per annum, based on a LIBOR index which resets monthly and the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator”

under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 31, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Horizon Technology Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Horizon Technology Finance Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian and/or brokers or the underlying investee. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 investments

The fair value of the Company’s Level 3 investments was $350.0 million as of December 31, 2020. As described in Notes 2 and 6 to the consolidated financial statements, there is not a readily available market value for most of the investments in the Company’s portfolio. Such investments include debt, warrant, equity, and other investments in venture capital and private equity backed companies. The valuation techniques used in estimating the fair value of these investments may vary based on the specific characteristics of the investments and require the use of certain significant unobservable inputs, such as the Company’s internally developed credit risk ratings, discounted expected future cash flows, hypothetical market yields, multiple probability weighted expected cash flow scenarios, and portfolio company financial performance, among others.

We identified the valuation of Level 3 investments as a critical audit matter due to the subjective nature of the judgments necessary for management to select valuation techniques and the use of significant unobservable inputs to estimate the fair value. Auditing the reasonableness of management’s selection of valuation technique and the related unobservable inputs required a high degree of auditor judgement and increased audit effort, including evaluation of the nature of audit evidence obtained and the use of internal valuation specialists.

The primary procedures we performed to address this critical audit matter included the following, among others:

We obtained an understanding of the relevant controls related to management’s internally developed credit risk ratings and tested such controls for design and operating effectiveness.

We assessed the reasonableness of a sample of management’s credit risk ratings by inspecting underlying source data and comparing to the Company’s credit risk policy.

We assessed the reasonableness of discounted expected future cash flows, multiple probability weighted scenarios, and portfolio management company performance used in the Company’s valuation models through comparison to internal and external data.

With the assistance of our internal valuation specialists, we evaluated the reasonableness of the hypothetical market yields used by the Company by comparing to market data for comparable companies.

With the assistance of our internal valuation specialists, we evaluated the appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 investments.

We evaluated management’s historical ability to estimate fair value through comparison of previous estimates to the transaction price of available transactions occurring subsequent to the previous valuation date.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

New Haven, Connecticut
March 2, 2021

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets	(Unaudited)
Non-affiliate investments at fair value (cost of $343,158 and $295,256, respectively)	$343,498	$294,304
Non-controlled affiliate investments at fair value (cost of $6,854 and $6,891, respectively) (Note 5)	7,547	8,597
Controlled affiliate investments at fair value (cost of $1,500 and $16,684, respectively) (Note 5)	1,500	16,650
Total investments at fair value (cost of $351,512 and $318,831, respectively) (Note 4)	352,545	319,551
Cash	19,502	6,465
Investments in money market funds	27,199	9,787
Restricted investments in money market funds	1,057	1,133
Interest receivable	4,946	5,530
Other assets	1,908	1,535
Total assets	$407,157	$344,001

Liabilities
Borrowings (Note 7)	$185,819	$152,050
Distributions payable	5,786	4,669
Base management fee payable (Note 3)	563	519
Incentive fee payable (Note 3)	975	1,613
Other accrued expenses	1,417	1,095
Total liabilities	194,560	159,946

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 19,453,821 and 15,730,755 shares issued and 19,286,356 and 15,563,290 shares outstanding as of December 31, 2020 and 2019, respectively	19	16
Paid-in capital in excess of par	271,287	226,660
Distributable earnings	(58,709)	(42,621)
Total net assets	212,597	184,055
Total liabilities and net assets	$407,157	$344,001
Net asset value per common share	$11.02	$11.83

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Investment income
Interest income on investments
Interest income on non-affiliate investments	$41,503	$36,247	$28,061
Interest income on affiliate investments	689	839	725
Total interest income on investments	42,192	37,086	28,786
Fee income
Prepayment fee income on non-affiliate investments	2,345	2,296	1,159
Fee income on non-affiliate investments	1,335	1,490	867
Fee income on affiliate investments	45	17	23
Total fee income	3,725	3,803	2,049
Dividend income
Dividend income on controlled affiliate investments	118	2,236	255
Total dividend income	118	2,236	255
Total investment income	46,035	43,125	31,090
Expenses
Interest expense	9,673	8,330	6,363
Base management fee (Note 3)	6,458	5,556	4,578
Performance based incentive fee (Note 3)	5,187	6,966	4,393
Administrative fee (Note 3)	1,016	907	708
Professional fees	1,540	1,537	1,343
General and administrative	1,190	968	989
Total expenses	25,064	24,264	18,374
Performance based incentive fee waived (Note 3)	—	(1,848)	(1,184)
Net expenses	25,064	22,416	17,190
Net investment income before excise tax	20,971	20,709	13,900
Provision for excise tax (Note 8)	222	239	34
Net investment income	20,749	20,470	13,866
Net realized and unrealized loss on investments
Net realized (loss) gain on non-affiliate investments	(14,686)	(4,173)	645
Net realized loss on controlled affiliate investments	(12)	—	—
Net realized (loss) gain on investments	(14,698)	(4,173)	645
Net unrealized appreciation (depreciation) on non-affiliate investments	1,585	1,196	(1,445)
Net unrealized (depreciation) appreciation on non-controlled affiliate investments	(1,014)	2,019	(37)
Net unrealized depreciation on controlled affiliate investments	(258)	(14)	(19)
Net unrealized appreciation (depreciation) on investments	313	3,201	(1,501)
Net realized and unrealized loss on investments	(14,385)	(972)	(856)
Net increase in net assets resulting from operations	$6,364	$19,498	$13,010
Net investment income per common share	$1.18	$1.52	$1.20
Net increase in net assets per common share	$0.36	$1.45	$1.13
Distributions declared per share	$1.25	$1.20	$1.20
Weighted average shares outstanding	17,534,528	13,478,234	11,527,777

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2017	11,520,406	$12	$179,641	$(44,578)	$135,075
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	13,866	13,866
Net realized gain on investments	—	—	—	645	645
Net unrealized depreciation on investments	—	—	—	(1,501)	(1,501)
Financing costs	—	—	(155)	—	(155)
Issuance of common stock under dividend reinvestment plan	14,723	—	164	—	164
Distributions declared	—	—	—	(13,837)	(13,837)
Reclassification of permanent tax differences (Note 2)	—	—	(34)	34	—
Balance at December 31, 2018	11,535,129	$12	$179,616	$(45,371)	$134,257
Issuance of common stock, net of offering costs	4,012,844	$4	$47,097	$—	$47,101
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	20,470	20,470
Net realized loss on investments	—	—	—	(4,173)	(4,173)
Net unrealized appreciation on investments	—	—	—	3,201	3,201
Issuance of common stock under dividend reinvestment plan	15,317	—	186	—	186
Distributions declared	—	—	—	(16,987)	(16,987)
Reclassification of permanent tax differences (Note 2)	—	—	(239)	239	—
Balance at December 31, 2019	15,563,290	$16	$226,660	$(42,621)	$184,055
Issuance of common stock, net of offering costs	3,702,500	$3	$44,608	$—	$44,611
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	20,749	20,749
Net realized loss on investments	—	—	—	(14,698)	(14,698)
Net unrealized appreciation on investments	—	—	—	313	313
Issuance of common stock under dividend reinvestment plan	20,566	—	241	—	241
Distributions declared	—	—	—	(22,674)	(22,674)
Reclassification of permanent tax differences (Note 2)	—	—	(222)	222	—
Balance at December 31, 2020	19,286,356	$19	$271,287	$(58,709)	$212,597

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,364	$19,498	$13,010
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	1,018	726	554
Net realized loss (gain) on investments	14,698	4,173	(645)
Net unrealized (appreciation) depreciation on investments	(313)	(3,201)	1,501
Purchase of investments	(198,561)	(200,832)	(101,257)
Principal payments received on investments	146,258	129,190	84,439
Proceeds from sale of investments	8,335	4,578	4,453
Investment in controlled affiliate investments	—	(1,900)	(13,262)
Distributions from controlled affiliate investment	—	715	255
Dividends from controlled affiliate investment	(118)	(2,236)	(255)
Equity received in settlement of fee income	(45)	—	(299)
Warrants received in settlement of fee income	(978)	—	(161)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	887	(679)	99
Increase in end-of-term payments	(1,066)	(885)	(79)
Decrease in unearned income	(1,408)	(1,586)	(1,043)
Increase in other assets	(189)	(16)	(6)
Increase in other accrued expenses	430	330	145
Increase in base management fee payable	44	97	43
(Decrease) increase in incentive fee payable	(638)	622	450
Net cash used in operating activities	(25,282)	(51,406)	(12,058)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	44,611	47,101	—
Proceeds from Asset-Backed Notes	—	100,000	—
Advances on credit facilities	80,250	51,500	52,500
Repayment of credit facilities	(47,000)	(125,000)	(20,000)
Debt issuance costs	(890)	(1,808)	(622)
Distributions paid	(21,316)	(15,593)	(13,668)
Financing costs	—	—	(155)
Net cash provided by financing activities	55,655	56,200	18,055
Net increase in cash, cash equivalents and restricted cash	30,373	4,794	5,997
Cash, cash equivalents and restricted cash:
Beginning of period	17,385	12,591	6,594
End of period	$47,758	$17,385	$12,591

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,593	$7,671	$5,671
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$1,829	$2,723	$1,457
Distributions payable	$5,786	$4,669	$3,461
Acquisition of controlled affiliate investment	$16,498	$—	$—
End-of-term payments receivable	$4,203	$3,900	$3,015
Non-cash income	$5,124	$3,584	3,124

	Year ended December 31,
	2020	2019	2018
Cash	$19,502	$6,465	$12,591
Investments in money market funds	27,199	9,787	—
Restricted investments in money market funds	1,057	1,133	—
Total cash, cash equivalents and restricted cash	$47,758	$17,385	$12,591

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2020

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 161.6% (8)
Non-Affiliate Debt Investments — 154.2% (8)
Non-Affiliate Debt Investments — Life Science — 71.4% (8)
Castle Creek Pharmaceuticals Holdings, Inc.(2)(12)	Biotechnology	Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	$5,000	$4,884	$4,884
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,938	4,938
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,938	4,938
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,938	4,938
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 5.50% ETP, Due 4/1/23)	2,500	2,477	2,477
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 5.50% ETP, Due 4/1/23)	2,500	2,525	2,483
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,354	2,354
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,457	2,457
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	5,000	4,977	4,977
Provivi, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,763	4,763
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,912	4,912
Bardy Diagnostics, Inc. (2)(12)	Medical Device	Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,943	4,943
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,943	4,943
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
Canary Medical Inc. (2)(12)	Medical Device	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,346	2,346
Ceribell, Inc. (2)(12)	Medical Device	Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,878	4,878
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,942	4,942
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	5,086	5,025	5,025
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	5,086	5,025	5,025
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,475	2,475
		Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,475	2,475
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,750	3,704	3,704
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	250	247	247
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	4,000	3,955	3,955
CVRx, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,948	4,948
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,948	4,948
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,948	4,948
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,948	4,948

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2020

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 5.50% ETP, Due 10/1/23)	7,500	7,422	7,147
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 5.50% ETP, Due 10/1/23)	4,050	4,008	3,859
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,937	4,937
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,937	4,937
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,926	4,926
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,926	4,926
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,379	2,379
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,460	2,460
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,460	2,460
Total Non-Affiliate Debt Investments — Life Science				152,313	151,847
Non-Affiliate Debt Investments — Technology — 71.2% (8)
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,904	4,904
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,932	4,932
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	3,000	2,959	2,959
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	4,250	4,200	4,028
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	4,250	4,200	4,028
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	1,125	1,097	1,052
Getaround, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	10,000	9,625	9,625
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	4,000	3,851	3,851
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	4,000	3,851	3,851
Updater, Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,948	4,948
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,948	4,948
		Term Loan (11.50% cash (Prime + 5.75%; Floor 11.50%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,896	9,896
CPG Beyond, Inc. (2)(12)	Data Storage	Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 2.00% ETP, Due 8/1/23)	5,000	4,909	4,909
		Term Loan (11.00% cash (Libor + 8.60%; Floor 11.00%), 2.00% ETP, Due 8/1/23)	5,000	4,908	4,908
Silk, Inc. (2)(12)	Data Storage	Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 1/1/23)	4,166	4,125	4,125
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 1/1/23)	4,166	4,125	4,125
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 7/1/23)	5,000	4,886	4,886
IgnitionOne, Inc. (2)(12)(13)	Internet and Media	Term Loan (10.38% cash (Libor + 10.23%; Floor 10.23%), 6.00% ETP, Due 4/1/22)	1,874	1,789	1,789
		Term Loan (10.38% cash (Libor + 10.23%; Floor 10.23%), 6.00% ETP, Due 4/1/22)	1,874	1,789	1,789

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2020

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (10.38% cash (Libor + 10.23%; Floor 10.23%), 6.00% ETP, Due 4/1/22)	1,874	1,722	1,722
		Term Loan (10.38% cash (Libor + 10.23%; Floor 10.23%), 6.00% ETP, Due 4/1/22)	1,874	1,789	1,789
The NanoSteel Company, Inc. (2)(12)(13)	Materials	Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 14.88% ETP, Due 6/1/22)	3,345	3,303	846
		Term Loan (11.00% cash (Libor + 8.50%; Floor 11.00%), 14.88% ETP, Due 6/1/22)	3,345	3,479	891
Liqid, Inc.(2)(12)	Networking	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,842	4,842
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,896	4,896
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,474	2,474
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,474	2,474
Keypath Education, LLC (2)(12)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	3,750	3,583	3,583
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	3,750	3,686	3,686
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	2,500	2,457	2,457
OutboundEngine, Inc. (2)(12)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	4,000	3,949	3,949
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	3,500	3,456	3,456
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	500	501	493
Revinate, Inc. (2)(12)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	4,000	4,034	3,819
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	1,000	930	895
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	5,000	4,946	4,761
Topia Mobility, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,824	4,824
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,902	4,902
xAd, Inc. (2)(12)	Software	Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	3,021	2,991	2,991
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	3,021	2,991	2,991
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	1,813	1,795	1,795
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	1,208	1,197	1,197
Total Non-Affiliate Debt Investments — Technology				157,163	151,286
Non-Affiliate Debt Investments — Healthcare information and services — 11.6% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,846	4,846
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,914	4,914
Kate Farms, Inc. (2)(12)	Other Healthcare	Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,941	4,941
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,941	4,941
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	2,500	2,466	2,466
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	2,500	2,466	2,466
Total Non-Affiliate Debt Investments — Healthcare information and services				24,574	24,574
Total Non- Affiliate Debt Investments				334,050	327,707
Non-Affiliate Warrant Investments — 6.6% (8)
Non-Affiliate Warrants — Life Science — 1.8% (8)
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,632 Common Stock Warrants		122	—
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants		144	180
Celsion Corporation (2)(5)(12)	Biotechnology	295,053 Common Stock Warrants		65	14
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		52	25
Emalex Biosciences, Inc. (2)(12)	Biotechnology	73,602 Preferred Stock Warrants		107	135
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		7	3
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants		146	220
Provivi, Inc. (2)(12)	Biotechnology	123,457 Preferred Stock Warrants		147	426
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	211
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	60
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2020

(In thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
AccuVein Inc. (2)(12)	Medical Device	1,175 Preferred Stock Warrants	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants	65	463
Bardy Diagnostics, Inc. (2)(12)	Medical Device	346,154 Preferred Stock Warrants	56	1,180
Canary Medical Inc. (2)(12)	Medical Device	7,292 Preferred Stock Warrants	54	54
Ceribell, Inc. (2)(12)	Medical Device	117,521 Preferred Stock Warrants	50	63
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	6,313,788 Preferred Stock Warrants	148	175
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants	153	152
CVRx, Inc.(2)(12)	Medical Device	750,000 Preferred Stock Warrants	76	76
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants	237	120
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	378,363 Preferred Stock Warrants	91	108
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants	82	122
Sonex Health, Inc. (2)(12)	Medical Device	484,250 Preferred Stock Warrants	77	77
VERO Biotech LLC (2)(12)	Medical Device	408 Common Stock Warrants	53	51
Total Non-Affiliate Warrants — Life Science			2,089	3,915
Non-Affiliate Warrants — Technology — 3.9% (8)
Intelepeer Holdings, Inc. (2)(12)	Communications	3,078,084 Preferred and Common Stock Warrants	177	186
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants	93	165
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	20,000 Preferred Stock Warrants	93	93
Betabrand Corporation (2)(12)	Consumer-related Technologies	261,198 Preferred Stock Warrants	106	13
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	822
Getaround, Inc. (2)(12)	Consumer-related Technologies	605,468 Preferred Stock Warrants	433	433
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants	195	312
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	70
CPG Beyond, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	242	706
Silk, Inc. (2)(12)	Data Storage	44,211,003 Preferred and Common Stock Warrants	234	165
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	9
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	91	88
Skillshare, Inc. (2)(12)	Internet and Media	139,073 Preferred Stock Warrants	162	2,407
Liqid, Inc.(2)(12)	Networking	243,942 Preferred Stock Warrants	164	164
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants	1,585	1,326
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,753 Preferred and Common Stock Warrants	101	—
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants	80	—
BriteCore Holdings, Inc. (2)(12)	Software	12,857 Preferred Stock Warrants	5	11
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants	28	27
Keypath Education, Inc.(2)(12)	Software	900,000 Preferred Stock Warrants	158	349
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants	22	279
OutboundEngine, Inc. (2)(12)	Software	620,000 Preferred Stock Warrants	80	33
Revinate, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants	46	51
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants	12	291
SIGNiX, Inc. (12)	Software	186,045 Preferred Stock Warrants	225	—
Skyword, Inc. (12)	Software	301,055 Preferred and Common Stock Warrants	48	8
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants	138	174
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants	42	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants	177	3
Total Non-Affiliate Warrants — Technology			4,914	8,185
Non-Affiliate Warrants — Sustainability — 0.0% (8)
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants	100	—
Total Non-Affiliate Warrants — Sustainability			100	—
Non-Affiliate Warrants — Healthcare information and services — 0.9% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	363,082 Preferred Stock Warrants	90	90
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants	101	1,171
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants	74	—
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants	62	196
Ontrak, Inc. (2)(5)(12)	Software	10,906 Common Stock Warrants	44	474
Total Non-Affiliate Warrants — Healthcare information and services			371	1,931
Total Non-Affiliate Warrants			7,474	14,031

Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement	14	200
Total Non-Affiliate Other Investments			14	200

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2020

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Equity — 0.7% (8)
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	1,308 Common Stock		83	3
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	82
Zeta Global Holdings Corp. (2)(12)	Internet and Media	18,405 Common Stock		240	240
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		75	—
Clarabridge, Inc. (12)	Software	17,142 Preferred Stock		13	35
Lightspeed POS Inc. (5)	Software	17,037 Common Stock		1,200	1,200
Total Non-Affiliate Equity				1,620	1,560
Total Non-Affiliate Portfolio Investment Assets				$343,158	$343,498
Non-controlled Affiliate Investments — 3.5% (8)
Non-controlled Affiliate Debt Investments — Technology — 2.7% (8)
Decisyon, Inc. (12)	Software	Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	$1,182	$1,181	$1,181
		Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	646	626	626
		Term Loan (12.02% cash, Due 6/1/21)	239	227	227
		Term Loan (12.03% cash, Due 6/1/21)	238	228	228
		Term Loan (12.24% cash, Due 6/1/21)	705	685	685
		Term Loan (13.08% cash, Due 6/1/21)	276	276	276
		Term Loan (13.10% cash, Due 6/1/21)	184	183	183
StereoVision Imaging, Inc. (2)(12)	Software	Term Loan (8.50% Cash (Libor + 7.03%; Floor 8.50%), 15.63% ETP, Due 1/1/22)	2,783	2,382	2,382
Total Non-controlled Affiliate Debt Investments — Technology				5,788	5,788

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—
Non-controlled Affiliate Equity — Technology — 0.8% (8)
Decisyon, Inc. (12)	Software	72,638,663 Preferered and Common Stock		229	120
StereoVision Imaging, Inc. (2)(12)	Software	1,943,572 Preferred and Common Stock		791	1,639
Total Non-controlled Affiliate Equity				1,020	1,759
Total Non-controlled Affiliate Portfolio Investment Assets				$6,854	$7,547

Controlled Affiliate Investments — 0.7% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.7% (8)
HESP LLC (2)(12)(14)	Biotechnology	Other Investment		$1,500	$1,500
Total Controlled Affiliate Other Investments				1,500	1,500
Total Controlled Affiliate Portfolio Investment Assets				$1,500	$1,500

Total Portfolio Investment Assets — 165.8% (8)				$351,512	$352,545

Short Term Investments — Unrestricted Investments — 12.8% (8)
US Bank Money Market Deposit Account				$27,199	$27,199
Total Short Term Investments —Unrestricted Investments				$27,199	$27,199

Short Term Investments — Restricted Investments—0.5% (8)
US Bank Money Market Deposit Account				$1,057	$1,057
Total Short Term Investments —Restricted Investments				$1,057	$1,057

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”) with several entities owned or affiliated with New York Life Insurance Company (“NYL Noteholders”) and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (“the Asset-Backed Notes”).

See Notes to Consolidated Financial Statements

(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2020 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)	The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act) as of December 31, 2020. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.
(11)	Debt investment has a payment-in-kind (“PIK”) feature.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2020.
(14)	On July 8, 2020, Espero BioPharma, Inc. and its affiliates, Jacksonville Pharmaceuticals, Inc. and Espero Pharmaceuticals, Inc. (collectively, “Espero”) assigned substantially all of their assets to their respective assignment estates and respectively appointed PSE (ABC), LLC, PS PJAX (ABC), LLC, and PPSE (ABC), LLC (collectively, “Espero ABC”) to administer their respective estates and to facilitate the orderly sale and liquidation of their property and assets. On October 6, 2020, the Court of Chancery of the State of Delaware approved the transfer of the assets of Espero to the Company and Credit II or their designees in consideration for the Company and Credit II’s credit bid at auction of $7.0 million. On October 22, 2020, Espero ABC transferred the assets of Espero to HESP LLC, a Delaware limited liability company, wholly owned by the Company.

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

On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase. As of April 21, 2020, HSLFI and its subsidiary, HFI, are consolidated by the Company.

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

Note 2.         Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal recurring accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2020, there were two investments on non-accrual status with a cost of $13.9 million and a fair value of $8.8 million. As of December 31, 2019, there were two investments on non-accrual status with a cost of $5.7 million and a fair value of $2.0 million. For the year ended December 31, 2020, the Company recognized, as interest income, payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status. For the years ended December 31, 2019 and 2018, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2020, 2019 and 2018 was 5.8%, 5.3% and 6.5%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of December 31, 2020 and 2019 was $3.2 million and $3.3 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of December 31, 2020 and 2019 were $4.1 million and $3.1 million, respectively. The amortization expense for the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $0.7 million and $0.6 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board’s (“FASB’s”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the years ended December 31, 2020, 2019 and 2018, the Company reclassified $0.2 million, $0.2 million and $0.03 million, respectively, to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2020, 2019 and 2018, $0.2 million, $0.2 million and $0.03 million, respectively, was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2020 and 2019. The Company’s income tax returns for the 2019, 2018 and 2017 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the year ended December 31, 2020, the Company sold 3,702,500 shares of common stock under the Prior Equity Distribution Agreement and the Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $44.6 million, including $1.0 million of offering expenses, from these sales. During the year ended December 31, 2019, the Company sold 2,012,844 shares of common stock under the Prior Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $24.0 million, including $0.6 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2020, shares representing approximately $76.0 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 24, 2020, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2021 or the repurchase of $5.0 million of the Company’s common stock. During the years ended December 31, 2020, 2019 and 2018, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through December 31, 2020, the

Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

The base management fee payable at December 31, 2020 and 2019 was $0.6 million and $0.5 million, respectively. The base management fee expense was $6.5 million, $5.6 million and $4.6 million for the  years ended December 31, 2020, 2019 and 2018, respectively.

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

On March 6, 2018, the Advisor irrevocably waived the receipt of incentive fees related to the amounts previously deferred that it may be entitled to receive under the Investment Management Agreement for the period commencing on January 1, 2018 and ending on December 31, 2018. Such waived incentive fees are not subject to recoupment. During the years ended December 31, 2018, the Advisor waived performance based incentive fees of $1.2 million which the Advisor would have otherwise earned.

The net performance based incentive fee expense was $5.2 million, $5.1 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the years ended December 31, 2020 and 2019. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the year ended December 31, 2018, which resulted in $0.2 million of reduced expense and additional net investment income. The performance based incentive fee payable at December 31, 2020 and 2019 was $1.0 million and $1.6 million, respectively. The entire incentive fee payable at December 31, 2020 and 2019 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $1.0 million, $0.9 million and $0.7 million for years ended December 31, 2020, 2019 and 2018, respectively.

Note 4.         Investments

The following table shows the Company’s investments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Investments
Debt	$339,838	$333,495	$292,054	$288,355
Warrants	7,520	14,031	8,322	10,829
Other	1,514	1,700	61	500
Equity	2,640	3,319	1,710	3,217
Equity interest in HSLFI	—	—	16,684	16,650
Total investments	$351,512	$352,545	$318,831	$319,551

The following table shows the Company’s investments by industry sector as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Life Science
Biotechnology	$46,669	$46,898	$42,886	$42,265
Drug Delivery	—	—	1,628	1,533
Medical Device	109,330	110,567	60,660	60,807
Technology
Communications	270	351	4,561	1,734
Consumer-Related	60,349	60,847	43,412	44,196
Data Storage	23,429	23,824	24,928	25,012
Internet and Media	7,657	9,833	24,089	22,992
Materials	6,857	1,737	8,717	8,491
Networking	9,902	9,902	—	—
Power Management	1,585	1,326	11,813	11,813
Semiconductors	181	—	181	170
Software	60,238	60,755	54,998	59,530
Sustainability
Energy Efficiency	100	—	100	—
Healthcare Information and Services
Diagnostics	9,850	9,850	42	—
Other	14,989	15,985	9,931	9,920
Software	106	670	14,201	14,438
Investment funds
HSLFI	—	—	16,684	16,650
Total investments	$351,512	$352,545	$318,831	$319,551

Horizon Secured Loan Fund I LLC

On June 1, 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and was not consolidated by either the Company or Arena for financial reporting purposes. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase, for $17.1 million. In addition, Arena received 50% of the warrants held by HSLFI or HFI at closing. As of April 21, 2020, HSLFI is wholly-owned by the Company and the assets and liabilities of HSLFI and HFI will be consolidated with the assets and liabilities of the Company. The transaction is accounted for as an asset acquisition under GAAP.

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

The Company invested cash or securities in portfolio companies in HSLFI in exchange for limited liability company equity interests in HSLFI. As of December 31, 2019, the Company and Arena each owned 50.0% of the equity interests of HSLFI. The Company had an original commitment to fund $25.0 million of equity interests in HSLFI. As of December 31, 2019, $9.8 million was unfunded. The Company’s investment in HSLFI consisted of an equity contribution of $15.2 million as of December 31, 2019. During the period January 1, 2020 through April 21, 2020, there were no distributions from HSLFI. During the year ended December 31, 2019, HSLFI distributed $1.4 million.

HFI entered into the NYL Facility with the NYL Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the NYL Noteholders. On June 1, 2018, HSLFI sold or contributed to HFI certain secured loans made to certain portfolio companies pursuant to a sale and servicing agreement with HFI, as Issuer, and the Company, as Servicer (the “Sale and Servicing Agreement”), as amended by that certain Amendment No. 1 to the Sale and Servicing Agreement, dated June 19, 2019 (the “Amendment No. 1”). Any notes issued by HFI were collateralized by all investments held by HFI and permitted an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to that certain indenture by and between HFI and U.S. Bank National Association, dated as of June 1, 2018 (the “Indenture”). Prior to June 5, 2020, the interest rate on the notes issued under the NYL Facility was based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance. There were $15.0 million in advances made by the NYL Noteholders as of December 31, 2019 at an interest rate of 4.98%.

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

The following tables show certain summarized financial information for HSLFI as of December 31, 2019, for the period January 1, 2020 through April 21, 2020, for the year ended December 31, 2019 and for the period June 1, 2018 through December 31, 2018:

December 31,
2019
(In thousands)
Selected Statement of Assets and Liabilities Information
Total investments at fair value (cost of $34,895)	$34,829
Cash and cash equivalents	503
Investments in money market funds	11,201
Restricted investments in money market funds	138
Interest receivable	477
Other assets	1,109
Total assets	$48,257

Borrowings	$14,955
Other liabilities	126
Total liabilities	15,081
Members’ equity	33,176
Total liabilities and members’ equity	$48,257

	For the period		For the period
	January 1, 2020	For the year	June 1, 2018
	through	ended	through
	April 21, 2020	December 31, 2019	December 31, 2018

	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,353	$5,291	$689
Total investment income	$1,465	$5,699	$689
Total expenses	$1,229	$1,227	$180
Net investment income	$236	$4,472	$509
Net realized gain on investments	$120	—	$—
Net unrealized depreciation on investments	$(392)	$(28)	$(37)
Net (decrease) increase in net assets resulting from operations	$(36)	$4,444	$472

Note 5.         Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2020 were as follows:

			Year ended December 31, 2020
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	December 31,	Net realized	Interest
Company	2019	Purchases	Payments	fair value	accretion	gain/(loss)	2020	gain/(loss)	income

	(In thousands)
Decisyon, Inc.	$1,206	$—	$(25)	$—	$—	$—	$1,181	$—	$165
	639	(45)	(14)	—	46	—	626	—	87
	234	—	(7)	—	—	—	227	—	27
	234	—	(6)	—	—	—	228	—	27
	704	—	(19)	—	—	—	685	—	83
	283	—	(7)	—	—	—	276	—	35
	187	—	(4)	—	—	—	183	—	23
	75	45	—	—	—	—	120	—	—
StereoVision, Inc.	2,382	—	—	—	—	—	2,382	—	242
	2,653	—	—	—	—	(1,014)	1,639	—	—
Total non-controlled affiliates	$8,597	$—	$(82)	$—	$46	$(1,014)	$7,547	$—	$689

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2019 were as follows:

			Year ended December 31, 2019
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	December 31,	Net realized	Interest
Company	2018	Purchases	Payments	fair value	accretion	gain/(loss)	2019	gain/(loss)	income

	(In thousands)
Decisyon, Inc.	$1,464	$—	$(316)	$—	$—	$58	$1,206	$—	$212
	764	—	(173)	—	17	31	639	—	112
	240	—	(16)	—	—	10	234	—	31
	240	—	(16)	—	—	10	234	—	31
	721	—	(46)	—	—	29	704	—	93
	289	—	(17)	—	—	11	283	—	39
	192	—	(13)	—	—	8	187	—	26
	75	—	—	—	—	—	75	—	—
StereoVision, Inc.	2,798	—	(416)	—	—	—	2,382	—	295
	791	—	—	—	—	1,862	2,653	—	—
Total non-controlled affiliates	$7,574	$—	$(1,013)	$—	$17	$2,019	$8,597	$—	$839

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the year ended December 31, 2020 were as follows:

			Year ended December 31, 2020

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2019	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2020	income

	(In thousands)
HSLFI(1)	$16,650	$—	$—	$(16,498)	$118	$(12)	$(258)	$—	$118
HESP LLC	—	—	—	1,500	—	—	—	1,500	—
Total controlled affiliates	$16,650	$—	$—	$(14,998)	$118	$(12)	$(258)	$1,500	$118

(1)	The Company and Arena were the members of HSLFI, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members provided cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions required unanimous approval of a quorum of HSLFI’s board of managers, which consisted of two representatives of the Company and Arena. Because management of HSLFI was shared equally between the Company and Arena, the Company did not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI. As of December 31, 2020, HLSFI is consolidated by the Company.

Transactions related to investments in controlled affiliated companies for the year ended December 31, 2019 were as follows:

			Year ended December 31, 2019

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2018	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2019	income

	(In thousands)
HSLFI(1)	$13,243	$1,900	$(715)	$—	$2,236	$(14)	$—	$16,650	$2,236
Total controlled affiliates	$13,243	$1,900	$(715)	$—	$2,236	$(14)	$—	$16,650	$2,236

(1)	The Company and Arena were the members of HSLFI, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members provided cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions required unanimous approval of a quorum of HSLFI’s board of managers, which consisted of two representatives of the Company and Arena. Because management of HSLFI was shared equally between the Company and Arena, the Company did not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise.

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 2020 and 2019, the hypothetical market yields used ranged from 10% to 23% and 10% to 16%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of December 31, 2020 and 2019. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2020:

December 31, 2020
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)

		(Dollars in thousands, except per share data)
Debt investments	$324,670	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 23%	12%
	8,825	Liquidation Scenario	Probability Weighting	100%	100%

Warrant investments	11,556	Black-Scholes Valuation Model	Price Per Share	$0.00 – $980.00	$21.68
			Average Industry Volatility	28%	28%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	3	years

	1,180	Estimated Proceeds	Price Per Share	$3.41	$3.41

Other investments	200	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

	1,500	Liquidation Scenario	Probability Weighting	50%	50%

Equity investments	2,117	Last Equity Financing	Price Per Share	$0.00 – $13.04	$2.49
Total Level 3 investments	$350,048

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

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

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2020, the closing price of the 2022 Notes on the New York Stock Exchange was $25.60 per note, or $38.3 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on December 31, 2020, the Asset-Backed Notes (as defined in Note 7) were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$27,199	$—	$27,199
Restricted investments in money market funds	$—	$1,057	$—	$1,057
Debt investments	$—	$—	$333,495	$333,495
Warrant investments	—	1,295	12,736	14,031
Other investments	—	—	1,700	1,700
Equity investments	1,202	—	2,117	3,319
Total investments	$1,202	$1,295	$350,048	$352,545

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$9,787	$—	$9,787
Restricted investments in money market funds	$—	$1,133	$—	$1,133
Debt investments	$—	$—	$288,355	$288,355
Warrant investments	—	670	10,159	10,829
Other investments	—	—	500	500
Equity investments	92	—	3,125	3,217
Equity interest in HSLFI(1)	—	—	—	16,650
Total investments	$92	$670	$302,139	$319,551

(1)	The fair value of Company’s equity interest in HSLFI is determined using the net asset value of the Company’s ownership interest in member’s capital.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2020:

	Year ended December 31, 2020
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$288,355	$10,159	$3,125	$500	$302,139
Purchase of investments	215,059	—	—	—	215,059
Warrants and equity received and classified as Level 3	—	2,809	45	—	2,854
Principal payments received on investments	(146,216)	—	—	(42)	(146,258)
Proceeds from sale of investments	(36)	(7,995)	—	—	(8,031)
Net realized (loss) gain on investments	(19,634)	4,656	(225)	—	(15,203)
Unrealized (depreciation) appreciation included in earnings	(2,347)	3,049	(842)	(258)	(398)
Transfer of investment	(1,500)	(14)	14	1,500	—
Other	(186)	72	—	—	(114)
Level 3 assets, end of period	$333,495	$12,736	$2,117	$1,700	$350,048

During the year ended December 31, 2020, there were no transfers in or out of Level 3.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2020 includes $6.5 million in unrealized depreciation on debt and other investments, $5.0 million in unrealized appreciation on warrant investments and $1.0 million in unrealized depreciation on equity investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2019:

	Year ended December 31, 2019
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

As of December 31, 2020 and 2019, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7.         Borrowings

The following table shows the Company’s borrowings as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$28,000	$97,000	$125,000	$17,000	$108,000
NYL Facility	100,000	22,250	77,750	—	—	—
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
Total before debt issuance costs	362,375	187,625	174,750	262,375	154,375	108,000
Unamortized debt issuance costs attributable to term borrowings	—	(1,806)	—	—	(2,325)	—
Total borrowings outstanding, net	$362,375	$185,819	$174,750	$262,375	$152,050	$108,000

On March 23, 2018, the Small Business Credit Availability Act was signed into law as part of an omnibus spending bill, which, among other things, amends the 1940 Act to reduce the minimum required asset coverage applicable to BDCs under the 1940 Act from 200% to 150% if certain approval and disclosure requirements are met. Before such reduced asset coverage requirement can apply to the Company, such reduced asset coverage requirement must be approved by either (a) a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board, in which case such reduced asset coverage requirement would take effect on the first anniversary of the date of such Board approval, or (b) a majority of votes cast by the stockholders of the Company at a special or annual meeting at which a quorum is present, in which case such reduced asset coverage requirement shall take effect on the day after such approval. On June 7, 2018, a “required majority” of the Board approved the reduced asset coverage requirements and separately recommended that the Company’s stockholders approve the reduced asset coverage requirements at a special meeting of the Company’s stockholders. The Company held a special meeting on October 30, 2018 during which the reduced asset coverage requirements were approved by stockholders. The reduced asset coverage requirements took effect October 31, 2018.

As of December 31, 2020, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of December 31, 2020, the asset coverage for borrowed amounts was 213%.

The Company entered into the Key Facility with Key effective November 4, 2013. On June 29, 2020, the Company amended the Key Facility, among other things, to amend the LIBOR floor from 0.75% to 1.00% and to extend the revolving period to September 30, 2021. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.14% and 1.76% on December 31, 2020 and 2019, respectively. The average interest rate for the years ended December 31, 2020 and 2019 was 4.38% and 5.51%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of December 31, 2020 and 2019, the Company had borrowing capacity under the Key Facility of $97.0 million and $108.0 million, respectively. At December 31, 2020 and 2019, $24.8 million and $24.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2020, the Company was in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”.

On August 13, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the Asset-Backed Notes. The Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC. There has been no change in the rating since August 13, 2019.

The Asset-Backed Notes were issued by the 2019-1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The reinvestment period of the Asset-Backed Notes ends July 15, 2021 and the maturity is September 15, 2027.

As of December 31, 2020 and 2019, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2020 and 2019, there was approximately $1.0 million and $1.1 million of restricted investments, respectively.

On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, which is a party to the NYL Facility. HFI entered into the NYL Facility with the NYL Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the NYL Noteholders. On June 1, 2018, HSLFI sold or contributed to HFI certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFI are collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to the Indenture.

On June 5, 2020, the Company amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $22.3 million in advances made by the NYL Noteholders as of December 31, 2020 at an interest rate of 4.60%. As of December 31, 2020, the Company had borrowing capacity under the NYL Facility of $77.7 million. At December 31, 2020, $0.9 million was available for borrowing, subject to existing terms and advance rates.

The following table shows information about our senior securities as of December 31, 2020, 2019, 2018, 2017 and 2016:

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidation	Market
	Treasury	Coverage	Preference	Value per
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	Unit(4)

	(In thousands, except unit data)
Credit facilities
2020	$50,250	$7,965	—	N/A
2019	$17,000	$19,908	—	N/A
2018	$90,500	$2,896	—	N/A
2017	$58,000	$3,973	—	N/A
2016	$63,000	$3,733	—	N/A
2022 Notes
2020	$37,375	$10,708	—	$24.60
2019	$37,375	$9,055	—	$25.53
2018	$37,375	$7,014	—	$25.52
2017	$37,375	$6,166	—	$25.66
2019 Notes
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
2017	—	—	—
2016	$33,000	$7,127	—	$25.42
2019-1 Securitization
2020	$100,000	$4,002	—	N/A
2019	$100,000	$3,384	—	N/A
Total senior securities
2020	$187,625	$2,133	—	N/A
2019	$154,375	$2,192	—	N/A
2018	$127,875	$2,050	—	N/A
2017	$95,375	$2,416	—	N/A
2016	$96,000	$2,450	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the original cost less accumulated depreciation, amortization or impairment of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)	The amount which the holder of such class of senior security would be entitled upon the voluntary liquidation of the applicable issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of securities.
(4)	Not applicable to the Company’s credit facilities and 2019-1 Securitization because such securities are not registered for public trading.

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

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Net increase in net assets resulting from operations	$6,364	$19,498	$13,010
Net unrealized (appreciation) depreciation on investments	(313)	(3,201)	1,501
Other book-tax differences	782	988	199
Change in capital loss carry forward	14,698	4,173	(645)
Taxable income before deductions for distributions	$21,531	$21,458	$14,065

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Ordinary income	$21,952	$16,159	$13,834
Total	$21,952	$16,159	$13,834

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2020	2019	2018

	(In thousands)
Undistributed ordinary income	$6,242	$6,536	$1,269
Long term capital loss carry forward	(59,928)	(45,230)	(41,057)
Unrealized appreciation	9,578	8,352	5,237
Unrealized depreciation	(8,545)	(7,596)	(7,717)
Other temporary differences	5,983	4,700	3,123
Total	$(46,670)	$(33,238)	$(39,145)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% excise tax on such income, as required. For the years ended December 31, 2020 and 2019, the Company elected to carry forward taxable income in excess of current year distributions of $6.2 million and $6.5 million, respectively. At December 31, 2020 and 2019, a provision for excise tax of $0.2 million was recorded.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the years ended December 31, 2020, 2019 and 2018, the Company did not use any of its capital loss carry forward to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2020 and 2019 was $351.5 million and $318.8 million, respectively. The gross unrealized appreciation on investments at December 31, 2020 and 2019 was $9.6 million and $8.4 million, respectively. The gross unrealized depreciation on investments at December 31, 2020 and 2019 was $8.5 million and $7.6 million, respectively.

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

The balance of unfunded commitments to extend credit was $91.5 million and $49.5 million as of December 31, 2020 and 2019, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2020:

	December 31, 2020
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability

	(In thousands)
Alula Holdings Inc.	$2,000	$27
Canary Medical Inc.	7,500	102
Castle Creek Biosciences, Inc.	5,000	54
Ceribell, Inc.	10,000	64
Emalex Biosciences, Inc.	10,000	103
Getaround, Inc.	7,000	168
IDbyDNA, Inc.	5,000	68
Keypath Education Holdings, LLC	5,000	103
Liqid, Inc.	10,000	54
LogicBio, Inc.	5,000	—
Provivi, Inc.	10,000	149
Revinate, Inc.	5,000	60
Sonex Health, Inc.	5,000	81
Topia Mobility Inc.	5,000	78
Total	$91,500	$1,111

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2020 which totaled $1.1 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 28% of total debt investments outstanding as of December 31, 2020 and 2019. No single debt investment represented more than 10% of the total debt investments as of December 31, 2020 or 2019. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 23%, 17% and 25% of total interest and fee income on investments for the  years ended December 31, 2020, 2019 and 2018, respectively.

Note 11.         Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2020 and 2019:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

			(In thousands, except share and per share data)
Year Ended December 31, 2020
10/26/2020	2/19/21	3/16/21	$0.10	$—	—	$—
10/26/2020	1/20/21	2/17/21	0.10	1,904	1,681	25
10/26/2020	12/17/20	1/15/21	0.10	1,903	1,909	26
7/24/20	11/18/20	12/15/20	0.10	1,862	1,699	22
7/24/20	10/20/20	11/16/20	0.10	1,815	1,730	21
7/24/20	9/17/20	10/16/20	0.10	1,813	1,674	22
4/24/20	8/18/20	9/15/20	0.10	1,745	1,588	19
4/24/20	7/17/20	8/14/20	0.10	1,710	1,586	20
4/24/20	6/18/20	7/15/20	0.10	1,703	1,710	20
2/28/20	5/19/20	6/16/20	0.10	1,667	1,646	18
2/28/20	4/17/20	5/15/20	0.10	1,667	1,879	19
2/28/20	3/18/20	4/15/20	0.15	2,496	3,144	30
			$1.25	$20,285	20,246	$242
Year Ended December 31, 2019
10/25/19	2/19/20	3/16/20	$0.10	$1,659	1,561	$18
10/25/19	1/17/20	2/14/20	0.10	1,660	1,234	17
10/25/19	12/18/19	1/15/20	0.10	1,519	1,115	15
7/26/19	11/19/19	12/16/19	0.10	1,467	1,215	15
7/26/19	10/18/19	11/15/19	0.10	1,442	1,226	16
7/26/19	9/19/19	10/16/19	0.10	1,412	1,258	15
4/26/19	8/19/19	9/17/19	0.10	1,366	1,274	15
4/26/19	7/18/19	8/15/19	0.10	1,339	1,261	15
4/26/19	6/19/19	7/16/19	0.10	1,338	1,339	16
3/1/19	5/17/19	6/17/19	0.10	1,339	1,308	15
3/1/19	4/18/19	5/15/19	0.10	1,332	1,885	22
3/1/19	3/19/19	4/16/19	0.10	1,139	1,199	15
			$1.20	$17,012	15,875	$194

On February 26, 2021, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
March 17, 2021	March 18, 2021	April 16, 2021	$0.10
April 19, 2021	April 20, 2021	May 14, 2021	$0.10
May 17, 2021	May 18, 2021	June 15, 2021	$0.10

After paying distributions of $1.25 per share deemed paid for tax purposes in 2020, declaring on October 26, 2020 a distribution of $0.10 per share payable January 15, 2021, and taxable earnings of $1.23 per share in 2020, the Company’s undistributed spillover income as of December 31, 2020 was $0.32 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 12.         Subsequent events

Subsequent to December 31, 2020 pursuant to private foreclosure sales, the Company has received net proceeds of approximately $1.7 million from the sale of  substantially all of the assets of The NanoSteel Company, Inc. (“NanoSteel”), which assets collateralized the Company’s debt investment in NanoSteel. The Company does not expect to receive any additional material proceeds from the sale of additional assets of NanoSteel.

On January 14, 2021, the Company funded a $5.0 million debt investment to a new portfolio company, Clara Foods Co.

On January 15, 2021, the Company funded a $7.0 million debt investment to a new portfolio company, Supply Network Visibility Holdings LLC.

On February 23, 2021, the Company funded a $7.0 million debt investment to an existing portfolio company, Getaround, Inc.

On February 25, 2021, the Company funded a $6.0 million debt investment to a new portfolio company, Primary Kids, Inc.

Note 13.         Financial highlights

The following table shows financial highlights for the Company:

	Year ended December 31,
	2020		2019		2018		2017		2016

	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.83		$11.64		$11.72		$12.09		$13.85
Net investment income	1.18		1.52		1.20		1.07		1.48
Realized (loss) gain on investments	(0.84)		(0.31)		0.06		(1.84)		(0.67)
Unrealized appreciation (depreciation) on investments	0.02		0.24		(0.13)		1.60		(1.24)
Net increase (decrease) in net assets resulting from operations	0.36		1.45		1.13		0.83		(0.43)
Distributions declared(1)	(1.25)		(1.20)		(1.20)		(1.20)		(1.34)
From net investment income	(1.25)		(1.20)		(1.20)		(1.20)		(1.34)
From net realized gain on investments	—		—		—		—		—
Return of capital	—		—		—		—		—
Net accretion from repurchase of common stock	—		—		—		—		0.01
Other (2)	0.08		(0.06)		(0.01)		—		—
Net asset value at end of period	$11.02		$11.83		$11.64		$11.72		$12.09
Per share market value, beginning of period	$12.93		$11.25		$11.22		$10.53		$11.73
Per share market value, end of period	$13.24		$12.93		11.25		11.22		10.53
Total return based on a market value (3)	12.1%		25.6%		11.0%		17.9%		1.5%
Shares outstanding at end of period	19,286,356		15,563,290		11,535,129		11,520,406		11,510,424
Ratios, net of waivers, to average net assets:
Expenses without incentive fees	10.0%		10.8%		10.4%		8.6%		9.2%
Incentive fees	2.6%		3.2%		2.4%		1.2%		1.4%
Net expenses	12.6%		14.0%		12.8%		9.8%		10.6%
Net investment income with incentive fees	10.4%		12.8%		10.3%		9.0%		11.4%
Ratios, without waivers, to average net assets:
Expenses without incentive fees(4)	10.0%		10.8%		10.4%		8.6%		9.2%
Incentive fees(4)	2.6%		4.4%		3.3%		1.3%		1.4%
Net expenses(4)	12.6%		15.2%		13.7%		9.9%		10.6%
Net investment income with incentive fees(4)	10.4%		11.6%		9.4%		8.9%		11.4%
Net assets at the end of the period	$212,597		$184,055		$134,257		$135,075		$139,192
Average net asset value	$199,302		$160,008		$134,364		$137,293		$150,612
Average debt per share	$9.97		$10.05		$8.62		$6.60		$8.91
Portfolio turnover ratio	38.7	%(5)	82.0	%(6)	50.4	%(6)	79.4	%(6)	27.1	%(6)

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	During the years ended December 31, 2019, 2018 and 2017, the Advisor waived $1.8 million, $1.2 million and $0.1 million, respectively, of incentive fee.
(5)	Calculated by dividing the lesser of purchases or the sum of (1) principal prepayments and (2) maturities by the monthly average debt investment balance
(6)	Calculated by dividing net debt investment purchases by the monthly average debt investment balance.

Note 14.          Summarized financial information for HSLFI

Horizon Secured Loan Fund I

Statements of Assets and Liabilities

(Dollars in thousands)

December 31,
2019
Assets
Investments at fair value (cost of $34,895)	$34,829
Investments in money market funds	11,201
Cash and cash equivalents	503
Restricted investments in money market funds	138
Interest receivable	477
Other assets	1,109
Total assets	$48,257
Liabilities
Borrowings	$14,955
Other liabilities	126
Total liabilities	15,081

Commitments and contingencies

Members’ Capital
Members’ capital	33,176
Total members’ capital	33,176
Total liabilities and members’ capital	$48,257

Horizon Secured Loan Fund I

Statements of Operations

(Dollars in thousands)

	For the period		For the period
	January 1, 2020	For the year	June 1, 2018
	through	ended	through
	April 21	December 31	December 31
	2020	2019	2018
Investment income
Interest income	$1,353	$5,291	$689
Prepayment fee income	112	389	—
Fee income	—	19	—
Total investment income	1,465	5,699	689
Expenses
Interest expense	1,165	1,101	140
General and administrative	64	126	40
Total expenses	1,229	1,227	180
Net investment income	236	4,472	509
Net realized and unrealized loss on investments
Net realized gain on investments	120	—	—
Net realized gain on investments	120	—	—
Net unrealized depreciation on investments	(392)	(28)	(37)
Net unrealized depreciation on investments	(392)	(28)	(37)
Net realized and unrealized loss on investments	(272)	(28)	(37)
Net (decrease) increase in net assets resulting from operations	$(36)	$4,444	$472

Note 15.         Selected quarterly financial data (unaudited)

	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020

	(In thousands, except per share data)
Total investment income	$10,066	$12,331	$13,524	$10,114
Net investment income	$3,901	$5,860	$6,706	$4,282
Net realized and unrealized (loss) gain	$(1,504)	$(9,110)	$1,219	$(4,990)
Net increase (decrease) in net asset resulting from operations	$2,397	$(3,250)	$7,925	$(708)
Net investment income per share (1)	$0.21	$0.34	$0.40	$0.26
Net increase (decrease) in net assets per share (1)	$0.13	$(0.19)	$0.47	$(0.04)
Net asset value per share at period end (2)	$11.02	$11.17	$11.64	$11.48

	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019

	(In thousands, except per share data)
Total investment income	$12,975	$11,375	$10,470	$8,306
Net investment income	$6,452	$5,773	$5,012	$3,233
Net realized and unrealized gain (loss)	$277	$(567)	$(474)	$(208)
Net increase in net asset resulting from operations	$6,729	$5,206	$4,538	$3,025
Net investment income per share (1)	$0.43	$0.42	$0.37	$0.28
Net increase in net assets per share (1)	$0.45	$0.38	$0.34	$0.26
Net asset value per share at period end (2)	$11.83	$11.67	$11.60	$11.55

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of December 31, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c)	Changes in internal controls over financial reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

None

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.         Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.         Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)Financial statements

(1)	Financial statements — Refer to Item 8 starting on page 91.
(2)	Financial statement schedules — None
(3)	Exhibits

Exhibit No.	Description
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

4.4	Form of 6.25% 2022 Notes due 2022 (included as part of Exhibit 4.3)

4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K, filed on March 3, 2020)

10.1	Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 8, 2019)

Exhibit No.	Description
10.2	Form of Custodial Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

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

Exhibit No.	Description
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

10.22

Sale and Servicing Agreement, dated as of June 1, 2018, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Lending Fund I LLC, as originator and seller, Horizon Technology Finance Corporation, the servicer, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed on June 26, 2020)

10.23

Amendment No. 1 to Sale and Servicing Agreement, dated as of June 19, 2019, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Lending Fund I LLC, as originator and seller, Horizon Technology Finance Corporation, the servicer, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 K, filed on June 26, 2020)

10.24

Amendment No. 2 to Sale and Servicing Agreement, dated as of June 5, 2020, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Lending Fund I LLC, as originator and seller, Horizon Technology Finance Corporation, the servicer, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8 K, filed on June 26, 2020)

10.25

Amended and Restated Note Funding Agreement, dated as of June 5, 2020, between Horizon Funding I, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8 K, filed on June 26, 2020)

10.26

Indenture, dated as of June 1, 2018, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8 K, filed on June 26, 2020).

Exhibit No.	Description

10.27

Supplemental Indenture, dated as of June 5, 2020, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8 K, filed on June 26, 2020)

10.28

Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of June 29, 2020, among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed on June 30, 2020)

10.29

Equity Distribution Agreement, dated as of June 30, 2020, by and among the Company, Horizon Technology Management LLC, Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8 K, filed on July 30, 2020)

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: March 2, 2021	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors and Chief
Robert D. Pomeroy, Jr.	Executive Officer (Principal Executive Officer)	March 2, 2021

/s/ Daniel R. Trolio	Chief Financial Officer and
Daniel R. Trolio	Treasurer (Principal Financial and Accounting Officer)	March 2, 2021

/s/ Gerald A. Michaud
Gerald A. Michaud	President and Director	March 2, 2021

/s/ James J. Bottiglieri
James J. Bottiglieri	Director	March 2, 2021

/s/ Edmund V. Mahoney
Edmund V. Mahoney	Director	March 2, 2021

/s/ Elaine A. Sarsynski
Elaine A. Sarsynski	Director	March 2, 2021

/s/ Joseph J. Savage
Joseph J. Savage	Director	March 2, 2021