Form 10-Q
period 2021-03-31
Horizon Technology Finance Corp
filed 2021-04-27
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of April 27, 2021 was 19,659,468.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
4.875% Notes due 2026	HTFB	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Non-affiliate investments at fair value (cost of $365,381 and $343,158, respectively)	$371,984	$343,498
Non-controlled affiliate investments at fair value (cost of $6,884 and $6,854, respectively) (Note 5)	6,539	7,547
Controlled affiliate investments at fair value (cost of $1,500) (Note 5)	1,500	1,500
Total investments at fair value (cost of $373,765 and $351,512, respectively) (Note 4)	380,023	352,545
Cash	70,386	19,502
Investments in money market funds	10,184	27,199
Restricted investments in money market funds	1,539	1,057
Interest receivable	5,821	4,946
Other assets	1,663	1,908
Total assets	$469,616	$407,157

Liabilities
Borrowings (Note 7)	$242,062	$185,819
Distributions payable	5,897	5,786
Base management fee payable (Note 3)	600	563
Incentive fee payable (Note 3)	1,501	975
Other accrued expenses	1,885	1,417
Total liabilities	251,945	194,560

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 19,825,280 and 19,453,821 shares issued and 19,657,815 and 19,286,356 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	20	19
Paid-in capital in excess of par	276,239	271,287
Distributable earnings	(58,588)	(58,709)
Total net assets	217,671	212,597
Total liabilities and net assets	$469,616	$407,157
Net asset value per common share	$11.07	$11.02

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2021	2020
Investment income
Interest income on investments
Interest income on non-affiliate investments	$12,490	$9,394
Interest income on affiliate investments	172	182
Total interest income on investments	12,662	9,576
Fee income
Fee income on non-affiliate investments	541	105
Fee income on affiliate investments	12	3
Total fee income	553	108
Dividend income
Dividend income on controlled affiliate investments	—	430
Total dividend income	—	430
Total investment income	13,215	10,114
Expenses
Interest expense	2,715	2,162
Base management fee (Note 3)	1,771	1,582
Performance based incentive fee (Note 3)	1,501	1,071
Administrative fee (Note 3)	289	253
Professional fees	509	502
General and administrative	365	262
Total expenses	7,150	5,832
Net investment income before excise tax	6,065	4,282
Provision for excise tax	62	—
Net investment income	6,003	4,282
Net realized and unrealized gain (loss) on investments
Net realized (loss) gain on non-affiliate investments	(5,208)	3,479
Net realized gain on controlled affiliate investments	—	13
Net realized (loss) gain on investments	(5,208)	3,492
Net unrealized appreciation (depreciation) on non-affiliate investments	6,263	(7,790)
Net unrealized depreciation on non-controlled affiliate investments	(1,039)	(543)
Net unrealized depreciation on controlled affiliate investments	—	(149)
Net unrealized appreciation (depreciation) on investments	5,224	(8,482)
Net realized and unrealized gain (loss) on investments	16	(4,990)
Net increase (decrease) in net assets resulting from operations	$6,019	$(708)
Net investment income per common share	$0.31	$0.26
Net increase (decrease) in net assets per common share	$0.31	$(0.04)
Distributions declared per share	$0.30	$0.35
Weighted average shares outstanding	19,366,581	16,716,488

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2019	15,563,290	16	226,660	(42,621)	$184,055
Issuance of common stock, net of offering costs	1,285,410	1	16,176	—	16,177
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	4,282	4,282
Net realized gain on investments	—	—	—	3,492	3,492
Net unrealized depreciation on investments	—	—	—	(8,482)	(8,482)
Issuance of common stock under dividend reinvestment plan	3,910	—	50	—	50
Distributions declared	—	—	—	(6,117)	(6,117)
Balance at March 31, 2020	16,852,610	17	242,886	(49,446)	193,457

Balance at December 31, 2020	19,286,356	19	271,287	(58,709)	$212,597
Issuance of common stock, net of offering costs	366,140	1	4,876	—	4,877
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	6,003	6,003
Net realized loss on investments	—	—	—	(5,208)	(5,208)
Net unrealized appreciation on investments	—	—	—	5,224	5,224
Issuance of common stock under dividend reinvestment plan	5,319	—	76	—	76
Distributions declared	—	—	—	(5,898)	(5,898)
Balance at March 31, 2021	19,657,815	$20	$276,239	$(58,588)	$217,671

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,019	$(708)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	236	204
Net realized loss (gain) on investments	5,208	(3,492)
Net unrealized (appreciation) depreciation on investments	(5,224)	8,482
Purchase of investments	(51,375)	(50,646)
Principal payments received on investments	24,132	25,934
Proceeds from sale of investments	873	5,680
Dividends from controlled affiliate investment	—	(430)
Changes in assets and liabilities:
Increase in interest receivable	(368)	(268)
Increase in end-of-term payments	(817)	(642)
Decrease in unearned income	(603)	(483)
(Increase) decrease in other assets	(41)	138
Increase in other accrued expenses	468	39
Increase in base management fee payable	37	21
Increase (decrease) in incentive fee payable	526	(542)
Net cash used in operating activities	(20,929)	(16,713)
Cash flows from financing activities:
Proceeds from issuance of senior notes	57,500	—
Proceeds from issuance of common stock, net of offering costs	4,877	16,177
Advances on Credit Facilities	36,500	45,000
Repayment of Credit Facilities	(36,000)	(17,000)
Debt issuance costs	(1,886)	—
Distributions paid	(5,711)	(4,838)
Net cash provided by financing activities	55,280	39,339
Net increase in cash, cash equivalents and restricted cash	34,351	22,626
Cash, cash equivalents and restricted cash:
Beginning of period	47,758	17,385
End of period	$82,109	$40,011

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,274	$1,911
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$679	$367
Distributions payable	$5,897	$5,898
End-of-term payments receivable	$4,710	$4,542
Non-cash income	$1,478	$1,200

	Three months ended March 31,
	2021	2020
Cash	$70,386	$37,989
Investments in money market funds	10,184	845
Restricted investments in money market funds	1,539	1,177
Total cash, cash equivalents and restricted cash	$82,109	$40,011

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 170.9% (8)
Non-Affiliate Debt Investments — 163.5% (8)
Non-Affiliate Debt Investments — Life Science — 71.4% (8)
Castle Creek Pharmaceuticals Holdings, Inc.(2)(12)	Biotechnology	Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	$5,000	$4,889	$4,889
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,943	4,943
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,943	4,943
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,943	4,943
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 5.50% ETP, Due 4/1/23)	2,500	2,479	2,479
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 5.50% ETP, Due 4/1/23)	2,500	2,527	2,483
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,357	2,357
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,461	2,461
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	5,000	4,979	4,979
Provivi, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,769	4,769
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,918	4,918
Bardy Diagnostics, Inc. (2)(12)	Medical Device	Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,948	4,948
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,948	4,948
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
Canary Medical Inc. (2)(12)	Medical Device	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,349	2,349
Ceribell, Inc. (2)(12)	Medical Device	Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,882	4,882
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,946	4,946
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	4,936	4,878	4,878
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	4,936	4,878	4,878
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,480	2,480
		Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,480	2,480
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,750	3,708	3,708
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	250	247	247
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	4,000	3,959	3,959
CVRx, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,951	4,951
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,951	4,951
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,951	4,951
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,951	4,951
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 10/1/24)	3,500	3,331	3,331
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 5.50% ETP, Due 10/1/23)	7,500	7,429	7,429
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 5.50% ETP, Due 10/1/23)	4,050	4,012	4,012

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,941	4,941
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,941	4,941
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,930	4,930
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,930	4,930
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,382	2,382
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,463	2,463
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,463	2,463
Total Non-Affiliate Debt Investments — Life Science				155,482	155,438
Non-Affiliate Debt Investments — Technology — 80.8% (8)
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,908	4,908
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,936	4,936
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	3,000	2,961	2,961
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	3,825	3,774	3,774
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	3,825	3,780	3,780
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	1,013	987	987
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,442	2,442
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,471	2,471
Getaround, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	10,000	9,809	9,809
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	4,000	3,864	3,864
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	4,000	3,864	3,864
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	3,500	3,404	3,404
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	3,500	3,404	3,404
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,933	2,933
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,952	2,952
Quip NYC Inc.	Consumer-related Technologies	Term Loan (11.25% cash (Prime + 8.00%; Floor 11.25%), 3.00% ETP, Due 4/1/26)	10,000	9,575	9,575
Updater, Inc. (2)(12)	Consumer-related Technologies	Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,951	4,951
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,951	4,951
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,903	9,903
Silk, Inc. (2)(12)	Data Storage	Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 1/1/23)	3,667	3,631	3,631
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 1/1/23)	3,667	3,631	3,631
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 7/1/23)	4,667	4,564	4,563
Liqid, Inc.(2)(12)	Networking	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,876	4,876
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,903	4,903
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,448	2,448

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,448	2,448
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,476	2,476
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,476	2,476
E La Carte, Inc. (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,928	2,928
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,949	2,949
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	1,500	1,475	1,475
Keypath Education, LLC (2)(12)	Software	Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	3,750	3,587	3,587
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	3,750	3,690	3,690
		Term Loan (10.50% cash (Libor + 8.50%; Floor 10.50%), 2.50% ETP, Due 10/1/24)	2,500	2,460	2,460
OutboundEngine, Inc. (2)(12)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	3,600	3,554	3,554
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	3,150	3,110	3,110
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	450	454	446
Revinate, Inc. (2)(12)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	4,000	3,977	3,910
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	1,000	991	991
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	5,000	4,951	4,951
Supply Network Visiblity Holdings LLC (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,448	3,448
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,448	3,448
Topia Mobility, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,834	4,751
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,908	4,820
xAd, Inc. (2)(12)	Software	Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	2,708	2,686	2,686
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	2,708	2,686	2,686
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	1,625	1,612	1,612
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	1,083	1,074	1,074
Total Non-Affiliate Debt Investments — Technology				176,144	175,897
Non-Affiliate Debt Investments — Healthcare information and services — 11.3% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,851	4,851
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,919	4,919
Kate Farms, Inc. (2)(12)	Other Healthcare	Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,946	4,946
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,946	4,946
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	2,500	2,469	2,469
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	2,500	2,469	2,469
Total Non-Affiliate Debt Investments — Healthcare information and services				24,600	24,600
Total Non- Affiliate Debt Investments				356,226	355,935
Non-Affiliate Warrant Investments — 6.7% (8)
Non-Affiliate Warrants — Life Science — 1.6% (8)
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants		144	157
Celsion Corporation (2)(5)(12)	Biotechnology	295,053 Common Stock Warrants		65	117
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	73,602 Preferred Stock Warrants		107	158
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	2
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants		146	149
Provivi, Inc. (2)(12)	Biotechnology	123,457 Preferred Stock Warrants		147	431
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		16	138
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		70	93
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	1

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
AccuVein Inc. (2)(12)	Medical Device	1,175 Common Stock Warrants	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants	66	466
Bardy Diagnostics, Inc. (2)(12)	Medical Device	360,000 Preferred Stock Warrants	56	672
Canary Medical Inc. (2)(12)	Medical Device	7,292 Preferred Stock Warrants	54	56
Ceribell, Inc. (2)(12)	Medical Device	117,521 Preferred Stock Warrants	50	119
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	6,361,111 Preferred Stock Warrants	149	179
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants	153	155
CVRx, Inc.(2)(12)	Medical Device	750,000 Preferred Stock Warrants	76	76
Infobionic, Inc. (2)(12)	Medical Device	317,647 Preferred Stock Warrants	124	124
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants	236	119
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	378,363 Preferred Stock Warrants	91	94
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants	83	123
Sonex Health, Inc. (2)(12)	Medical Device	484,250 Preferred Stock Warrants	78	79
VERO Biotech LLC (2)(12)	Medical Device	408 Preferred Stock Warrants	54	52
Total Non-Affiliate Warrants — Life Science			2,094	3,560
Non-Affiliate Warrants — Technology — 4.4% (8)
Intelepeer Holdings, Inc. (2)(12)	Communications	3,078,084 Preferred and Common Stock Warrants	138	186
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants	92	167
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	20,000 Preferred Stock Warrants	93	94
Betabrand Corporation (2)(12)	Consumer-related Technologies	261,198 Preferred Stock Warrants	106	12
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	823
Clara Foods Co. (2)(12)	Consumer-related Technologies	46,745 Preferred Stock Warrants	30	30
Getaround, Inc. (2)(12)	Consumer-related Technologies	651,040 Preferred Stock Warrants	450	462
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants	195	1,115
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	553,778 Preferred Stock Warrants	57	57
Quip NYC Inc. (2)(12)	Consumer-related Technologies	6,191 Preferred Stock Warrants	325	325
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	72
CPG Beyond, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	242	704
Silk, Inc. (2)(12)	Data Storage	44,211,003 Preferred and Common Stock Warrants	233	202
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	9
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	92	89
Skillshare, Inc. (2)(12)	Internet and Media	139,073 Preferred Stock Warrants	162	2,412
Liqid, Inc.(2)(12)	Networking	284,599 Preferred Stock Warrants	189	193
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants	1,585	1,326
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,753 Preferred and Common Stock Warrants	101	—
BriteCore Holdings, Inc. (2)(12)	Software	12,857 Preferred Stock Warrants	5	11
E La Carte, Inc. (2)(12)	Software	181,947 Preferred Stock Warrants	60	60
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants	28	27
Keypath Education, Inc.(2)(12)	Software	900,000 Preferred Stock Warrants	157	513
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants	19	276
OutboundEngine, Inc. (2)(12)	Software	620,000 Preferred Stock Warrants	80	33
Revinate, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants	45	54
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants	13	287
SIGNiX, Inc. (12)	Software	186,045 Preferred Stock Warrants	225	—
Skyword, Inc. (12)	Software	301,055 Preferred and Common Stock Warrants	49	8
Supply Network Visiblity Holdings LLC (2)(12)	Software	398 Preferred Stock Warrants	38	38
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants	139	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants	178	3
Total Non-Affiliate Warrants — Technology			5,303	9,588
Non-Affiliate Warrants — Healthcare information and services — 0.7% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	363,082 Preferred Stock Warrants	91	93
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants	102	1,176
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants	74	—
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants	60	196
Total Non-Affiliate Warrants — Healthcare information and services			327	1,465
Total Non-Affiliate Warrants			7,724	14,613

Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement	—	200
Total Non-Affiliate Other Investments			—	200

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Equity — 0.6% (8)
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	82
Zeta Global Holdings Corp. (2)(12)	Internet and Media	18,405 Common Stock		240	48
Clarabridge, Inc. (12)	Software	17,142 Preferred Stock		15	36
Lightspeed POS Inc. (5)	Software	17,037 Common Stock		1,167	1,070
Total Non-Affiliate Equity				1,431	1,236
Total Non-Affiliate Portfolio Investment Assets				$365,381	$371,984
Non-controlled Affiliate Investments — 3.0% (8)
Non-controlled Affiliate Debt Investments — Technology — 2.7% (8)
Decisyon, Inc. (12)	Software	Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	$1,182	$1,181	$1,181
		Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	646	638	638
		Term Loan (12.02% cash, Due 6/1/21)	239	227	227
		Term Loan (12.03% cash, Due 6/1/21)	238	227	228
		Term Loan (12.24% cash, Due 6/1/21)	705	685	685
		Term Loan (13.08% cash, Due 6/1/21)	276	276	276
		Term Loan (13.10% cash, Due 6/1/21)	184	183	183
StereoVision Imaging, Inc. (2)(12)	Software	Term Loan (8.50% Cash (Libor + 7.03%; Floor 8.50%), 15.63% ETP, Due 1/1/22)	2,783	2,401	2,401
Total Non-controlled Affiliate Debt Investments — Technology				5,818	5,819

Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—
Non-controlled Affiliate Equity — Technology — 0.3% (8)
Decisyon, Inc. (12)	Software	72,638,663 Preferered and Common Stock		229	120
StereoVision Imaging, Inc. (2)(12)	Software	1,943,572 Preferred and Common Stock		791	600
Total Non-controlled Affiliate Equity				1,020	720
Total Non-controlled Affiliate Portfolio Investment Assets				$6,884	$6,539

Controlled Affiliate Investments — 0.7% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.7% (8)
HESP LLC (2)(12)(13)	Biotechnology	Other Investment		$1,500	$1,500
Total Controlled Affiliate Other Investments				1,500	1,500
Total Controlled Affiliate Portfolio Investment Assets				$1,500	$1,500

Total Portfolio Investment Assets — 174.5% (8)				$373,765	$380,023

Short Term Investments — Unrestricted Investments — 4.7% (8)
US Bank Money Market Deposit Account				$10,184	$10,184
Total Short Term Investments —Unrestricted Investments				$10,184	$10,184

Short Term Investments — Restricted Investments—0.7% (8)
US Bank Money Market Deposit Account				$1,539	$1,539
Total Short Term Investments —Restricted Investments				$1,539	$1,539

(1)All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.

(2)Has been pledged as collateral under the revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility” and, together with the Key Facility, the “Credit Facilities”) with several entities owned or affiliated with New York Life Insurance Company (“NYL Noteholders”) and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (“the Asset-Backed Notes”).

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

(4)All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of March 31, 2021 is provided.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(Dollars in thousands)

(5)Portfolio company is a public company.

(6)For debt investments, represents principal balance less unearned income.

(7)Warrants, Equity and Other Investments are non-income producing.

(8)Value as a percent of net assets.

(9)The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act) as of March 31, 2021. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(13)On July 8, 2020, Espero BioPharma, Inc. and its affiliates, Jacksonville Pharmaceuticals, Inc. and  Espero Pharmaceuticals, Inc. (collectively, “Espero”) assigned substantially all of their assets to their respective assignment estates and respectively appointed PSE (ABC), LLC, PS PJAX (ABC), LLC, and PPSE (ABC), LLC (collectively, “Espero ABC”) to administer their respective estates and facilitate the orderly sale and liquidation of Espero’s property and assets. On October 6, 2020, the Court of Chancery of the State of Delaware approved the transfer of the assets of Espero to the Company and Credit II or their designees in consideration for the Company and Credit II’s credit bid at auction of $7.0 million. On October 22, 2020, Espero ABC transferred the assets of Espero to HESP LLC, a Delaware limited liability company, wholly owned by the Company.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 161.6% (8)
Non-Affiliate Debt Investments — 154.2% (8)
Non-Affiliate Debt Investments — Life Science — 71.4% (8)
Castle Creek Pharmaceuticals Holdings, Inc. (2)(12)	Biotechnology	Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	$5,000	$4,884	$4,884
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,938	4,938
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,938	4,938
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,938	4,938
Celsion Corporation (2)(5)(12)	Biotechnology	Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 5.50% ETP, Due 4/1/23)	2,500	2,477	2,477
		Term Loan (9.63% cash (Libor + 7.63%; Floor 9.63%), 5.50% ETP, Due 4/1/23)	2,500	2,525	2,483
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,354	2,354
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,457	2,457
LogicBio, Inc. (2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	5,000	4,977	4,977
Provivi, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,763	4,763
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,912	4,912
Bardy Diagnostics, Inc. (2)(12)	Medical Device	Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,943	4,943
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,943	4,943
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	989	989
Canary Medical Inc. (2)(12)	Medical Device	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,346	2,346
Ceribell, Inc. (2)(12)	Medical Device	Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,878	4,878
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,942	4,942
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	5,086	5,025	5,025
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	5,086	5,025	5,025
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,475	2,475
		Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,475	2,475
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,750	3,704	3,704
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	250	247	247
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	4,000	3,955	3,955
CVRx, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,948	4,948
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,948	4,948
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,948	4,948
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,948	4,948
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 5.50% ETP, Due 10/1/23)	7,500	7,422	7,147
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 5.50% ETP, Due 10/1/23)	4,050	4,008	3,859
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,937	4,937

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
OutboundEngine, Inc. (2)(12)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	4,000	3,949	3,949
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	3,500	3,456	3,456
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	500	501	493
Revinate, Inc. (2)(12)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	4,000	4,034	3,819
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	1,000	930	895
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	5,000	4,946	4,761
Topia Mobility, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,824	4,824
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,902	4,902
xAd, Inc. (2)(12)	Software	Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	3,021	2,991	2,991
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	3,021	2,991	2,991
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	1,813	1,795	1,795
		Term Loan (10.00% cash (Libor + 8.70%; Floor 10.00%), 5.0% ETP, Due 1/1/22)	1,208	1,197	1,197
Total Non-Affiliate Debt Investments — Technology				157,163	151,286
Non-Affiliate Debt Investments — Healthcare information and services — 11.6% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,846	4,846
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,914	4,914
Kate Farms, Inc. (2)(12)	Other Healthcare	Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,941	4,941
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	5,000	4,941	4,941
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	2,500	2,466	2,466
		Term Loan (9.75% cash (Libor + 7.45%; Floor 9.75%), 5.00% ETP, Due 10/1/23)	2,500	2,466	2,466
Total Non-Affiliate Debt Investments — Healthcare information and services				24,574	24,574
Total Non-Affiliate Debt Investments				334,050	327,707
Non-Affiliate Warrant Investments — 6.6% (8)
Non-Affiliate Warrants — Life Science — 1.8% (8)
Alpine Immune Sciences, Inc. (5)(12)	Biotechnology	4,632 Common Stock Warrants		122	—
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants		144	180
Celsion Corporation (2)(5)(12)	Biotechnology	295,053 Common Stock Warrants		65	14
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		52	25
Emalex Biosciences, Inc. (2)(12)	Biotechnology	73,602 Preferred Stock Warrants		107	135
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		7	3
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants		146	220
Provivi, Inc. (2)(12)	Biotechnology	123,457 Preferred Stock Warrants		147	426
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	211
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	60
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
AccuVein Inc. (2)(12)	Medical Device	1,175 Preferred Stock Warrants		24	—
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants		65	463
Bardy Diagnostics, Inc. (2)(12)	Medical Device	346,154 Preferred Stock Warrants		56	1,180
Canary Medical Inc. (2)(12)	Medical Device	7,292 Preferred Stock Warrants		54	54
Ceribell, Inc. (2)(12)	Medical Device	117,521 Preferred Stock Warrants		50	63
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	6,313,788 Preferred Stock Warrants		148	175
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants		153	152
CVRx, Inc.(2)(12)	Medical Device	750,000 Preferred Stock Warrants		76	76
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants		237	120
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	378,363 Preferred Stock Warrants		91	108
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants		82	122
Sonex Health, Inc. (2)(12)	Medical Device	484,250 Preferred Stock Warrants		77	77
VERO Biotech LLC (2)(12)	Medical Device	408 Preferred Stock Warrants		53	51
Total Non-Affiliate Warrants — Life Science				2,089	3,915
Non-Affiliate Warrants — Technology — 3.9% (8)
Intelepeer Holdings, Inc. (2)(12)	Communications	3,078,084 Preferred and Common Stock Warrants		177	186
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		93	165
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	20,000 Preferred Stock Warrants		93	93
Betabrand Corporation (2)(12)	Consumer-related Technologies	261,198 Preferred Stock Warrants		106	13

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2020

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Controlled Affiliate Investments — 0.7% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.7% (8)
HESP LLC (2)(12)(14)	Biotechnology	Other Investment	$1,500	$1,500
Total Controlled Affiliate Other Investments			1,500	1,500
Total Controlled Affiliate Portfolio Investment Assets			$1,500	$1,500

Total Portfolio Investment Assets — 165.8% (8)			$351,512	$352,545

Short Term Investments — Unrestricted Investments — 12.8% (8)
US Bank Money Market Deposit Account			$27,199	$27,199
Total Short Term Investments —Unrestricted Investments			$27,199	$27,199

Short Term Investments — Restricted Investments—0.5% (8)
US Bank Money Market Deposit Account			$1,057	$1,057
Total Short Term Investments —Restricted Investments			$1,057	$1,057

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility and/or the Asset-Backed Notes.
(3)

All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement.

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

(13)Debt investment is on non-accrual status as of December 31, 2020.

(14)On July 8, 2020, Espero assigned substantially all of their assets to their respective assignment estates and respectively appointed Espero ABC to administer their respective estates and facilitate the orderly sale and liquidation of Espero’s property and assets. On October 6, 2020, the Court of Chancery of the State of Delaware approved the transfer of the assets of Espero to the Company and Credit II or their designees in consideration for the Company and Credit II’s credit bid at auction of $7.0 million. On October 22, 2020, Espero ABC transferred the assets of Espero to HESP LLC, a Delaware limited liability company, wholly owned by the Company.

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

Note 2. Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

recurring accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2021, there were no debt investments on nonaccrual status. As of December 31, 2020, there were two investments on non-accrual status with a cost of $13.9 million and a fair value of $8.8 million. For the three months ended March 31, 2021, the Company recognized, as interest income, payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status. For the three months ended March 31, 2020, the Company recognized, as interest income, payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended March 31, 2021 and 2020 was 8.2% and 7.4%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

unrealized appreciation or depreciation on investments. Gains and losses from the disposition of the warrants or stock acquired from the exercise of warrants are recognized as realized gains and losses on investments.

Prior to consolidating the investment in HSLFI on and after April 21, 2020, distributions from HSLFI were evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company did not record distributions from HSLFI as dividend income unless there was sufficient accumulated tax-basis earnings and profit in HSLFI prior to distribution. Distributions that were classified as a return of capital were recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2020, HSLFI made no distributions classified as dividend income or a return of capital to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of March 31, 2021 and December 31, 2020 was $4.8 million and $3.2 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2021 and December 31, 2020 were $4.4 million and $4.1 million, respectively. The amortization expense for the three months ended March 31, 2021 and 2020 was $0.2 million.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board’s (“FASB’s”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2020, the Company reclassified $0.2 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

as taxable income is earned. For the three months ended March 31, 2021, $0.1 million was recorded for U.S. federal excise tax. For the three months ended March 31, 2020, there was no U.S. federal excise tax recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2021 and December 31, 2020. The Company’s income tax returns for the 2019, 2018 and 2017 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended March 31, 2021, the Company sold 366,140 shares of common stock under the Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $4.9 million, including $0.1 million of offering expenses, from these sales.

During the three months ended March 31, 2020, the Company sold 1,285,410 shares of common stock under the Prior Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $16.2 million, including $0.3 million of offering expenses, from these sales.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2021, shares representing approximately $71.0 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 23, 2021, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2022 or the repurchase of $5.0 million of the Company’s common stock. During the three months ended March 31, 2021 and 2020, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through March 31, 2021, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The base management fee payable at March 31, 2021 and December 31, 2020 was $0.6 million. The base management fee expense was $1.8 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

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

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter in which the Company incurs a loss. For example, if the Company receives Pre-

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Incentive Fee Net Investment Income in excess of the quarterly minimum hurdle rate, the Company will pay the applicable incentive fee up to the Incentive Fee Cap, defined below, even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the 2.00% base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

The net performance based incentive fee expense was $1.5 million and $1.1 million, respectively, for the three months ended March 31, 2021 and 2020, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended March 31, 2021 and 2020. The performance based incentive fee payable as of March 31, 2021 and December 31, 2020 was $1.5 million and $1.0 million, respectively. The entire incentive fee payable as of March 31, 2021 and December 31, 2020 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Note 4. Investments

The following table shows the Company’s investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Investments
Debt	$362,044	$361,754	$339,838	$333,495
Warrants	7,770	14,613	7,520	14,031
Other	1,500	1,700	1,514	1,700
Equity	2,451	1,956	2,640	3,319
Total investments	$373,765	$380,023	$351,512	$352,545

The following table shows the Company’s investments by industry sector as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Life Science
Biotechnology	$46,508	$46,910	$46,669	$46,898
Medical Device	112,568	113,788	109,330	110,567
Technology
Communications	230	353	270	351
Consumer-Related	87,236	88,941	60,349	60,847
Data Storage	12,301	12,731	23,429	23,824
Internet and Media	569	2,558	7,657	9,833
Materials	—	—	6,857	1,737
Networking	14,864	14,868	9,902	9,902
Power Management	1,585	1,326	1,585	1,326
Semiconductors	101	—	181	—
Software	72,876	72,483	60,238	60,755
Sustainability
Energy Efficiency	—	—	100	—
Healthcare Information and Services
Diagnostics	9,861	9,863	9,850	9,850
Other	15,006	16,006	14,989	15,985
Software	60	196	106	670
Total investments	$373,765	$380,023	$351,512	$352,545

Horizon Secured Loan Fund I LLC

On June 1, 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and was not consolidated by either the Company or Arena for financial reporting purposes. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

of purchase, for $17.1 million. In addition, Arena received 50% of the warrants held by HSLFI or HFI at closing. As of April 21, 2020, HSLFI is wholly-owned by the Company and the assets and liabilities of HSLFI and HFI are consolidated with the assets and liabilities of the Company. The transaction is accounted for as an asset acquisition under GAAP.

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

The following tables show certain summarized financial information for HSLFI for the three months ended March 31, 2020:

For the three
months ended
March 31, 2020
(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,024
Total expenses	$164
Net investment income	$860
Net realized gain on investments	26
Net unrealized depreciation on investments	$(298)
Net increase in net assets resulting from operations	$588

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended March 31, 2021 were as follows:

			Three months ended March 31, 2021
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	March 31,	Net realized	Interest
Company	2020	Purchases	Payments	fair value	accretion	gain/(loss)	2021	gain/(loss)	income

	(In thousands)
Decisyon, Inc.	$1,181	$—	$—	$—	$—	$—	$1,181	$—	$41
	626	—	—	—	12	—	638	—	21
	227	—	—	—	—	—	227	—	7
	228	—	—	—	—	—	228	—	7
	685	—	—	—	—	—	685	—	22
	276	—	—	—	—	—	276	—	9
	183	—	—	—	—	—	183	—	6
	120	—	—	—	—	—	120	—	—
StereoVision, Inc.	2,382	19	—	—	—	—	2,401	—	59
	1,639	—	—	—	—	(1,039)	600	—	—
Total non-controlled affiliates	$7,547	$19	$—	$—	$12	$(1,039)	$6,539	$—	$172

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2020 were as follows:

			Year ended December 31, 2020
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	December 31,	Net realized	Interest
Company	2019	Purchases	Payments	fair value	accretion	gain/(loss)	2020	gain/(loss)	income

	(In thousands)
Decisyon, Inc.	$1,206	$—	$(25)	$—	$—	$—	$1,181	$—	$165
	639	(45)	(14)	—	46	—	626	—	87
	234	—	(7)	—	—	—	227	—	27
	234	—	(6)	—	—	—	228	—	27
	704	—	(19)	—	—	—	685	—	83
	283	—	(7)	—	—	—	276	—	35
	187	—	(4)	—	—	—	183	—	23
	75	45	—	—	—	—	120	—	—
StereoVision, Inc.	2,382	—	—	—	—	—	2,382	—	242
	2,653	—	—	—	—	(1,014)	1,639	—	—
Total non-controlled affiliates	$8,597	$—	$(82)	$—	$46	$(1,014)	$7,547	$—	$689

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the three months ended March 31, 2021 were as follows:

			Three months ended March 31, 2021

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	March 31,	Dividend
Company	2020	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2021	income

	(In thousands)
HESP LLC	1,500	—	—	—	—	—	—	1,500	—
Total controlled affiliates	$1,500	$—	$—	$—	$—	$—	$—	$1,500	$—

Transactions related to investments in controlled affiliated companies for the year ended December 31, 2020 were as follows:

			Year ended December 31, 2020

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2019	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2020	income

	(In thousands)
HSLFI(1)	$16,650	$—	$—	$(16,498)	$118	$(12)	$(258)	$—	$118
HESP LLC	—	—	—	1,500	—	—	—	1,500	—
Total controlled affiliates	$16,650	$—	$—	$(14,998)	$118	$(12)	$(258)	$1,500	$118

(1)	The Company and Arena were the members of HSLFI, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members provided cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions required unanimous approval of a quorum of HSLFI’s board of managers, which consisted of two representatives of the Company and Arena. Because management of HSLFI was shared equally between the Company and Arena, the Company did not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI. As of December 31, 2020, HLSFI is consolidated by the Company.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At March 31, 2021 and December 31, 2020, the hypothetical market yields used ranged from 10% to 23%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2021:

March 31, 2021
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)

		(Dollars in thousands, except per share data)
Debt investments	$359,353	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 23%	12%
	2,401	Liquidation Scenario	Probability Weighting	20% – 50%	33%

Warrant investments	12,996	Black-Scholes Valuation Model	Price Per Share	$0.00 – $980.00	$23.53
			Average Industry Volatility	28%	28%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	3	years

Other investments	200	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

	1,500	Liquidation Scenario	Probability Weighting	50%	50%

Equity investments	286	Last Equity Financing	Price Per Share	$0.00 – $2.63	$1.04
	600	Liquidation Scenario	Probability Weighting	20% – 50%	33%
Total Level 3 investments	$377,336

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

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

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2022 Notes (as defined in Note 7) are based on the closing public share price on the date of measurement. On March 31, 2021, the closing price of the 2022 Notes on the New York Stock Exchange was $25.13 per note and had an aggregate fair value of $37.6 million. The fair value of the 2026 Notes (as defined in Note 7) are based on the price of the public offering completed on March 30, 2021 of $25.00 per note, or $57.5 million.Therefore, the Company has categorized these borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on March 31, 2021, the Asset-Backed Notes (as defined in Note 7) were trading at par value and had an aggregate par value of $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$10,184	$—	$10,184
Restricted investments in money market funds	$—	$1,539	$—	$1,539
Debt investments	$—	$—	$361,754	$361,754
Warrant investments	—	1,617	12,996	14,613
Other investments	—	—	1,700	1,700
Equity investments	1,070	—	886	1,956
Total investments	$1,070	$1,617	$377,336	$380,023

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$27,199	$—	$27,199
Restricted investments in money market funds	$—	$1,057	$—	$1,057
Debt investments	$—	$—	$333,495	$333,495
Warrant investments	—	1,295	12,736	14,031
Other investments	—	—	1,700	1,700
Equity investments	1,202	—	2,117	3,319
Total investments	$1,202	$1,295	$350,048	$352,545

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2021:

	Three months ended March 31, 2021
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$333,495	$12,736	$2,117	$1,700	$350,048
Purchase of investments	51,375	—	—	—	51,375
Warrants and equity received and classified as Level 3	—	679	—	—	679
Principal payments received on investments	(24,132)	—	—	—	(24,132)
Proceeds from sale of investments	(68)	(26)	—	(13)	(107)
Net realized (loss) gain on investments	(4,987)	(269)	—	—	(5,256)
Unrealized appreciation (depreciation) included in earnings	6,066	(124)	(1,231)	13	4,724
Other	5	—	—	—	5
Level 3 assets, end of period	$361,754	$12,996	$886	$1,700	$377,336

During the three months ended March 31, 2021, there were no transfers in or out of Level 3.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2021 includes $1.0 million in unrealized appreciation on debt and other investments,  $0.6 million in unrealized depreciation on warrant investments and $1.2 million in unrealized depreciation on equity investments.

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

As of March 31, 2021 and December 31, 2020, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Borrowings

The following table shows the Company’s borrowings as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$—	$125,000	$125,000	$28,000	$97,000
NYL Facility	100,000	50,750	49,250	100,000	22,250	77,750
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
2026 Notes	57,500	57,500	—	—	—	—
Total before debt issuance costs	419,875	245,625	174,250	362,375	187,625	174,750
Unamortized debt issuance costs attributable to term borrowings	—	(3,563)	—	—	(1,806)	—
Total borrowings outstanding, net	$419,875	$242,062	$174,250	$362,375	$185,819	$174,750

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

As of March 31, 2021, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of March 31, 2021, the asset coverage for borrowed amounts was 189%.

The Company entered into the Key Facility with Key effective November 4, 2013. On June 29, 2020, the Company amended the Key Facility, among other things, to amend the LIBOR floor from 0.75% to 1.00% and to extend the revolving period to September 30, 2021. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 50% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on April 6, 2023. The interest rate is based upon the one-month LIBOR, plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.11% and 0.14% on March 31, 2021 and December 31, 2020, respectively. The average interest rate for the three months ended March 31, 2021 and 2020 was 4.25% and 4.92%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of March 31, 2021 and December 31, 2020, the Company had borrowing capacity under the Key Facility of $125.0 million and $97.0 million, respectively. At March 31, 2021 and December 31, 2020, $67.0 million and $24.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”. As of March 31, 2021, the Company was in material compliance with the terms of the 2022 Notes. On March 25, 2021, the Company gave notice of its election to exercise its option to redeem, in full, the 2022 Notes on April 24, 2021 (the “Redemption Date”).

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2021, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes will be listed on the New York Stock Exchange under the symbol “HTFB”.

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

At March 31, 2021 and December 31, 2020, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At March 31, 2021 and December 31, 2020, there was approximately $1.2 million and $1.0 million of restricted investments, respectively.

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

On June 5, 2020, the Company amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $50.8 million and $22.3 million in advances made by the NYL Noteholders as of March 31, 2021 and December 31, 2020, respectively, at an interest rate of 4.60%. As of March 31, 2021 and December 31, 2020, the Company had borrowing capacity under the NYL Facility of $49.2 million and $77.7 million, respectively. At March 31, 2021 and December 31, 2020, $1.1 million and $0.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

The balance of unfunded commitments to extend credit was $89.0 million and $91.5 million as of March 31, 2021 and December 31, 2020, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2021:

	March 31, 2021
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability

	(In thousands)
Alula Holdings Inc.	$2,000	$27
Canary Medical Inc.	7,500	102
Castle Creek Biosciences, Inc.	5,000	54
Ceribell, Inc.	10,000	64
Clara Foods Co.	3,000	29
E La Carte, Inc.	2,500	21
Emalex Biosciences, Inc.	10,000	103
IDbyDNA, Inc.	5,000	68
InfoBionic, Inc.	1,000	37
Keypath Education Holdings, LLC	5,000	103
Liqid, Inc.	5,000	27
LogicBio, Inc.	5,000	—
Primary Kids, Inc.	3,000	19
Provivi, Inc.	10,000	149
Revinate, Inc.	5,000	60
Sonex Health, Inc.	5,000	81
Topia Mobility Inc.	5,000	78
Total	$89,000	$1,022

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2021, which totaled $1.0 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 29% and 28% of total debt investments outstanding as of March 31, 2021 and December 31, 2020, respectively. No single debt investment represented more than 10% of the total debt investments as of March 31, 2021 and December 31, 2020. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 27% and 28% of total interest and fee income on investments for the three months ended March 31, 2021 and 2020, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2021 and for the year ended December 31, 2020:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

			(In thousands, except share and per share data)
Three Months Ended March 31, 2021
2/26/21	5/18/21	6/15/21	$0.10	$—	—	$—
2/26/21	4/20/21	5/14/21	0.10	—	—	—
2/26/21	3/18/21	4/16/21	0.10	1,938	1,653	28
			$0.30	$1,938	1,653	$28
Year Ended December 31, 2020
10/26/20	2/19/21	3/16/21	$0.10	$1,904	1,729	$25
10/26/20	1/20/21	2/17/21	0.10	1,904	1,681	25
10/26/20	12/17/20	1/15/21	0.10	1,903	1,909	26
7/24/20	11/18/20	12/15/20	0.10	1,862	1,699	22
7/24/20	10/20/20	11/16/20	0.10	1,815	1,730	21
7/24/20	9/17/20	10/16/20	0.10	1,813	1,674	22
4/24/20	8/18/20	9/15/20	0.10	1,745	1,588	19
4/24/20	7/17/20	8/14/20	0.10	1,710	1,586	20
4/24/20	6/18/20	7/15/20	0.10	1,703	1,710	20
2/28/20	5/19/20	6/16/20	0.10	1,667	1,646	18
2/28/20	4/17/20	5/15/20	0.10	1,667	1,879	19
2/28/20	3/18/20	4/15/20	0.15	2,496	3,144	30
			$1.25	$22,189	21,975	$267

On April 23, 2021, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
June 16, 2021	June 17, 2021	July 16, 2021	$0.10
July 19, 2021	July 20, 2021	August 16, 2021	$0.10
August 17, 2021	August 18, 2021	September 15, 2021	$0.10

After paying distributions of $0.30 per share and earning net investment income of $0.31 per share for the quarter, the Company’s undistributed spillover income as of March 31, 2021 was $0.33 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Three months ended March 31,
	2021		2020

	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.02		$11.83
Net investment income	0.31		0.26
Realized (loss) gain on investments	(0.27)		0.21
Unrealized appreciation (depreciation) on investments	0.27		(0.51)
Net increase (decrease) in net assets resulting from operations	0.31		(0.04)
Distributions declared(1)	(0.30)		(0.35)
From net investment income	(0.30)		(0.35)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.04		0.04
Net asset value at end of period	$11.07		$11.48
Per share market value, beginning of period	$13.24		$12.93
Per share market value, end of period	$14.38		$8.12
Total return based on a market value (3)	10.9%		(34.9)%
Shares outstanding at end of period	19,657,815		16,852,610
Ratios, net of waivers, to average net assets:
Expenses without incentive fees	10.5	%(4)	10.1	%(4)
Incentive fees	2.8	%(4)	2.3	%(4)
Net expenses	13.3	%(4)	12.4	%(4)
Net investment income with incentive fees	11.2	%(4)	9.1	%(4)
Ratios, without waivers, to average net assets:
Expenses without incentive fees(4)	10.5	%(4)	10.1	%(4)
Incentive fees(4)	2.8	%(4)	2.3	%(4)
Net expenses(4)	13.3	%(4)	12.4	%(4)
Net investment income with incentive fees(4)	11.2	%(4)	9.1	%(4)
Net assets at the end of the period	$217,671		$193,457
Average net asset value	$215,134		$188,756
Average debt per share	$10.28		$9.28
Portfolio turnover ratio	5.6	%(5)	17.3	%(6)

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	Calculated by dividing the lesser of purchases or the sum of (1) principal prepayments and (2) maturities by the monthly average debt investment balance.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(6)	Calculated by dividing net debt investment purchases by the monthly average debt investment balance.

Note 12. Subsequent Events

On April 1, 2021, the Company funded a $2.5 million debt investment to a new portfolio company, F-Star Therapeutics, Inc.

On the Redemption Date, the Company redeemed all of the issued and outstanding 2022 Notes in an aggregate principal amount of $37.4 million and paid accrued interest of $0.3 million. The Company utilized cash and available borrowings under the Key Facility to redeem the 2022 Notes. The 2022 Notes were delisted effective on the Redemption Date. The Company incurred interest expense of $0.4 million due to the acceleration of unamortized debt issuance costs related to the 2022 Notes.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2020, and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” As of March 31, 2021, 97.4%, or $352.2 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. Section 61(a) of the 1940 Act added to Section 61(a)(2) of the 1940 Act enables BDCs to reduce their asset coverage requirements from 200% to 150% as a result of the enactment of the Small Business Credit Availability Act, or SBCAA. This provision permits a BDC to double the maximum amount of leverage that it is permitted to incur. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. We received approval from our stockholders to reduce our asset coverage requirement from 200% to 150% on October 30, 2018. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio

	(Dollars in thousands)
Debt investments	37	$361,754	95.2%	34	$333,495	94.6%
Warrants	61	14,613	3.9	60	14,031	4.0
Other investments	2	1,700	0.4	2	1,700	0.5
Equity	6	1,956	0.5	8	3,319	0.9
Total		$380,023	100.0%		$352,545	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31,
	2021	2020

Beginning portfolio	$352,545	$319,551
New debt investments	51,375	50,646
Principal payments received on investments	(4,667)	(8,987)
Early pay-offs	(19,465)	(16,947)
Accretion of debt investment fees	1,083	1,063
New debt investment fees	(480)	(580)
Proceeds from sale of investments	(873)	(5,680)
Dividend income from controlled affiliate investment	—	430
Net realized (loss) gain on investments	(4,719)	3,492
Net unrealized appreciation (depreciation) on investments	5,224	(8,482)
Ending portfolio	$380,023	$334,506

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio

	(Dollars in thousands)
Life Science
Biotechnology	$44,164	12.2%	$44,121	13.2%
Medical Device	111,274	30.8	107,726	32.3
Technology
Consumer-Related	85,869	23.7	59,022	17.7
Data Storage	11,825	3.3	22,953	7.0
Internet and Media	—	—	7,089	2.1
Materials	—	—	1,737	0.5
Networking	14,675	4.0	9,738	2.9
Software	69,347	19.2	56,535	17.0
Healthcare Information and Services
Diagnostics	9,770	2.7	9,760	2.9
Other Healthcare	14,830	4.1	14,814	4.4
Total	$361,754	100.0%	$333,495	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 29% and 28% of total debt investments outstanding as of March 31, 2021 and December 31, 2020, respectively. No single debt investment represented more than 10% of our total debt investments as of March 31, 2021 and December 31, 2020.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2021 and December 31, 2020, our debt investments had a weighted average credit rating of 3.2. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments

	(Dollars in thousands)
Credit Rating
4	6	$71,946	19.9%	6	$77,950	23.4%
3	29	283,989	78.5	24	240,933	72.2
2	2	5,819	1.6	3	12,875	3.9
1	—	—	—	1	1,737	0.5
Total	37	$361,754	100.0%	34	$333,495	100.0%

As of March 31, 2021, there were no debt investments with an internal credit rating of 1. As of December 31, 2020, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $6.8 million and an aggregate fair value of $1.7 million.

Horizon Secured Loan Fund I LLC

On June 1, 2018, we and Arena Sunset SPV, LLC, or Arena, formed a joint venture, Horizon Secured Loan Fund I, or HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in the form of secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and was not consolidated by either us or Arena for financial reporting purposes. On April 21, 2020, we purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase, for $17.1 million. In addition, Arena received 50% of the warrants held by HSLFI or Horizon Funding I, LLC, or HFI, at closing. As of April 21, 2020, HSLFI is wholly-owned by us and the assets and liabilities of HSLFI and HFI are consolidated with our assets and liabilities.

During the three months ended March 31, 2020, there were no distributions from HSLFI.

In addition, on June 1, 2018, HSLFI entered into the Sale and Servicing Agreement. HFI entered into a Note Funding Agreement, or the NYL Facility, with several entities owned or affiliated with New York Life Insurance Company, or the NYL Noteholders, for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the NYL Noteholders. The notes issued by HFI were collateralized by all investments held by HFI and permitted an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to the Indenture. Prior to June 5, 2020, the interest rate on the notes issued under the NYL Facility was based on the three year USD mid-market swap rate plus a margin of between 2.75% and 3.25% depending on the rating of such notes at the time of issuance.

The following table shows a summary of HSLFI’s investment portfolio for the three months ended March 31, 2020:

For the three
months ended
March 31, 2020
(Dollars in thousands)
Total investments at fair value	$34,069
Dollar-weighted annualized yield on average debt investments(1)	11.9%
Number of portfolio companies in HSLFI	9
Largest portfolio company investment at fair value	$11,193

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect HSLFI’s expenses.

The following table shows HSLFI’s total portfolio investment activity as of and for the three months ended March 31, 2020:

For the
three months
March 31, 2020
(In thousands)
Beginning portfolio	$34,829
Early pay-offs	(500)
Accretion of debt investment fees	55
Proceeds from sale of investments	(43)
Net realized gain on investments	26
Net unrealized depreciation on investments	(298)
Ending portfolio	$34,069

The following tables show certain summarized financial information for HSLFI for the three months ended March 31, 2020:

For the three
months ended
March 31, 2020
(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,024
Total expenses	$164
Net investment income	$860
Net realized gain on investments	26
Net unrealized depreciation on investments	$(298)
Net increase in net assets resulting from operations	$588

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended March 31, 2021 and 2020

The following table shows consolidated results of operations for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31,
	2021	2020

	(In thousands)
Total investment income	$13,215	$10,114
Total expenses	7,150	5,832
Net investment income before excise tax	6,065	4,282
Provision for excise tax	62	—
Net investment income	6,003	4,282
Net realized (loss) gain on investments	(5,208)	3,492
Net unrealized appreciation (depreciation) on investments	5,224	(8,482)
Net increase (decrease) in net assets resulting from operations	$6,019	$(708)
Average debt investments, at fair value	$348,456	$292,806
Average borrowings outstanding	$199,086	$155,111

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $3.1 million, or 30.7%, to $13.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, total investment income consisted primarily of $12.7 million in interest income from investments, which included $2.6 million in income from the accretion of origination fees and ETPs and $0.6 million in fee income. Interest income on debt investments increased by $3.1 million, or 32.2%, to $12.7 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Interest income on debt investments for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 increased primarily due to an increase of $55.7 million, or 19.0%, in the average size of our debt investment portfolio and $1.3 million in interest income received from the settlement of a debt investment previously on nonaccrual status. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.4 million, or 412.0%, to $0.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher fee income earned on prepayments.

The following table shows our dollar-weighted annualized yield for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31,
Investment type:	2021	2020
Debt investments(1)	15.2%	13.2	%(2)
Equity interest in HSLFI and debt investments(1)	—%	13.1	%(3)
Equity interest in HSLFI(1)	—%	10.9	%(4)
All investments(1)	14.4%	12.6	%(5)

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (1) total related investment income during the period divided by (2) the average of the fair value of the investment type outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investment type is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

(2)	Excludes any yield from equity interest in HSLFI, warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments.
(3)	Excludes any yield from warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI, interest income and fee income from debt investments.
(4)	Excludes any yield from debt investments, warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI.
(5)	Includes any yield from equity interest in HSFLI, debt investments, warrants, equity and other investments. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 27% and 28% of investment income for the three months ended March 31, 2021 and 2020, respectively.

Expenses

Total expenses increased by $1.3 million, or 22.6%, to $7.2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.6 million, or 25.6%, to $2.7 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $44.0 million, or 28.4%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Base management fee expense increased by $0.2 million, or 11.9%, to $1.8 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Base management fee increased primarily due to an increase of $47.2 million, or 14.2%, in average gross assets less cash for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Performance based incentive fee expense increased by $0.4 million, or 40.1%, to $1.5 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase was due to an increase of $2.2 million, or 40.1%, in Pre-Incentive Fee Net Investment Income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Administrative fee expense, professional fees and general and administrative were $1.2 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021, we realized net losses totaling $5.2 million primarily due to the realized loss on the settlement of one of our debt investments. During the three months ended March 31, 2020, we realized net gains totaling $3.5 million primarily due to the realized gain from the consideration we received from the termination of warrants upon the sale of two portfolio companies.

During the three months ended March 31, 2021, net unrealized appreciation on investments totaled $5.2 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on three of our debt investments partially offset by the unrealized depreciation on one of our equity investments. During the three months ended March 31, 2020, net unrealized depreciation on investments totaled $8.5 million which was primarily due to (1) the unrealized depreciation on four of our debt investments and (2) the reversal of previously recorded unrealized appreciation from the termination of warrants upon the sale of two portfolio companies.

Liquidity and capital resources

As of March 31, 2021 and December 31, 2020, we had cash and investments in money market funds of $80.6 million and $46.7 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of March 31, 2021 and December 31, 2020, we had $1.5 million and $1.1 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes or our NYL Facility. Our primary sources of capital have been from our public and private equity offerings, use of our Credit Facilities (as defined below) and issuance of our public debt offerings.

On August 2, 2019 we entered into an At-The-Market (“ATM”) sales agreement (the “Prior Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., (each a “Sales Agent” and, collectively, the “Sales Agents”). The Prior Equity Distribution Agreement provided that we may offer and sell shares of common stock from time to time through the Sales Agents representing up to $50.0 million worth of our common stock, in amounts and at times to be determined by us.

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

During the three months ended March 31, 2021, we sold 366,140 shares of common stock under the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $4.9 million, including $0.1 million of offering expenses, from these sales.

During the three months ended March 31, 2020, we sold 1,285,410 shares of common stock under the Prior Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $16.2 million, including $0.3 million of offering expenses, from these sales.

On April 23, 2021, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2022 or the repurchase of $5.0 million of our common stock. During the three months ended March 31, 2021 and 2020, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through March 31, 2021, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At March 31, 2021, there was no outstanding balance under our revolving credit facility with KeyBank National Association, or the Key Facility, and, together with the NYL Facility, the Credit Facilities. At December 31, 2020, the

outstanding principal balance under the Key Facility was $28.0 million. As of March 31, 2021 and December 31, 2020, we had borrowing capacity under the Key Facility of $125.0 million and $97.0 million, respectively. At March 31, 2021 and December 31, 2020, $67.0 million and $24.8 million, respectively, were available for borrowing, subject to existing terms and advance rates.

At March 31, 2021 and December 31, 2020, the outstanding principal balance under the NYL Facility was $50.8 million and $22.3 million, respectively. As of March 31, 2021 and December 31, 2020, we had borrowing capacity under the NYL Facility of $49.2 million and $77.7 million, respectively. At March 31, 2021 and December 31, 2020, $1.1 million and $0.9, respectively, was available, subject to existing terms and advance rates. We intend to utilize cash and available borrowing capacity under the Key Facility to redeem the 2022 Notes on April 24, 2021, or the Redemption Date.

Our operating activities used cash of $20.9 million for the three months ended March 31, 2021, and our financing activities provided cash of $55.3 million for the same period. Our operating activities used cash primarily from principal payments received on our debt investments and proceeds from the sales of investments offset by purchases of investments in portfolio companies. Our financing activities provided cash primarily from the issuance of the 2026 Notes (as defined below), advances on our Credit Facilities and the sale of shares through our ATM for net proceeds of $4.9 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$—	$125,000	$125,000	$28,000	$97,000
NYL Facility	100,000	50,750	49,250	100,000	22,250	77,750
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	37,375	37,375	—	37,375	37,375	—
2026 Notes	57,500	57,500	—	—	—	—
Total before debt issuance costs	419,875	245,625	174,250	362,375	187,625	174,750
Unamortized debt issuance costs attributable to term borrowings	—	(3,563)	—	—	(1,806)	—
Total borrowings outstanding, net	$419,875	$242,062	$174,250	$362,375	$185,819	$174,750

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.11% and 0.14% as of March 31, 2021 and December 31, 2020, respectively. The interest rates in effect were 4.25% as of March 31, 2021 and December 31, 2020. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million of the 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes have a stated maturity of September 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bear interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes are our direct, unsecured obligations and (1) rank equally in right of payment with our current and future unsecured indebtedness; (2) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; (3) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2021, we were in material compliance with the terms of the 2022 Notes. The 2022 Notes are listed on the New York Stock Exchange under the symbol “HTFA”. On March 25, 2021, we gave notice of our election to exercise our option to redeem the 2022 Notes, in full, on the Redemption Date.

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2021, we was in material compliance with the terms of the 2026 Notes. The 2026 Notes will be listed on the New York Stock Exchange under the symbol “HTFB”.

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

At March 31, 2021, and December 31, 2020, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At March 31, 2021, and December 31, 2020, there was approximately $1.2 million and $1.0 million, respectively, of restricted investments.

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

On June 5, 2020, HFI amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $50.8 million and $22.3 million in notes issued to the NYL Noteholders as of March 31, 2021 and December 31, 2020, respectively, at an interest rate of 4.60%.

Other assets

As of March 31, 2021 and December 31, 2020, other assets were $1.7 million and $1.9 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2021:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years

	(In thousands)
Borrowings	$245,625	$46,467	$110,157	$89,001	$—
Unfunded commitments	89,000	80,500	8,500	—	—
Total	$334,625	$126,967	$118,657	$89,001	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2021, we had such unfunded commitments of $89.0 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of March 31, 2021, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2021 and 2020, the Advisor earned $3.3 million and $2.7 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Principals LLC f/k/a Horizon Technology Finance, LLC (“HTF Principals”) owns more than seventy percent (70%) of the Advisor. Our Chief Executive Officer, Robert D. Pomeroy Jr. and our President, Gerald A. Michaud own one hundred percent (100%) of HTF Principals. By virtue of their ownership interest in HTF Principals, Mr. Pomeroy and Mr. Michaud control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2021 and 2020, the Advisor earned $0.3 million pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2021, we recognized as interest income interest payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status. For the three months ended March 31, 2020, we recognized as interest income interest payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2021 and December 31, 2020.

Recent developments

On April 1, 2021, we funded a $2.5 million debt investment to a new portfolio company, F-Star Therapeutics, Inc.

On the Redemption Date, we redeemed all of the issued and outstanding 2022 Notes in an aggregate principal amount of $37.4 million and paid accrued interest of $0.3 million. We utilized cash and available borrowings under the Key Facility to redeem the 2022 Notes. The 2022 Notes were delisted effective on the Redemption Date. We incurred interest expense of $0.4 million due to the acceleration of unamortized debt issuance costs related to the 2022 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2021 and December 31, 2020, 100% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on either a floating LIBOR index or the Prime Rate as published in the Wall Street Journal.

Based on our March 31, 2021 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at March 31, 2021, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)

	(In thousands)
Up 300 basis points	$6,937	$—	$6,937
Up 200 basis points	$3,647	$—	$3,647
Up 100 basis points	$1,552	$—	$1,552
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2022 Notes, our 2026 Notes and our Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to a floor of 1.00% per annum, based on a LIBOR index which resets monthly and the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 31, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2021 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
4.1

Third Supplemental Indenture, dated as of March 30, 2021 between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 30, 2021)

10.1

Underwriting Agreement, dated as of March 23, 2021, by and among Horizon Technology Finance Corporation, Horizon Technology Finance Management LLC and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Current Report on Form 8-K filed on March 25, 2021)

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: April 27, 2021	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: April 27, 2021	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer