Form 10-Q
period 2021-06-30
Horizon Technology Finance Corp
filed 2021-07-27
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of July 27, 2021 was 20,026,129.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
4.875% Notes due 2026	HTFB	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets	(Unaudited)
Non-affiliate investments at fair value (cost of $393,365 and $343,158, respectively)	$399,935	$343,498
Non-controlled affiliate investments at fair value (cost of $3,477 and $6,854, respectively) (Note 5)	2,686	7,547
Controlled affiliate investments at fair value (cost of $1,500) (Note 5)	1,500	1,500
Total investments at fair value (cost of $398,342 and $351,512, respectively) (Note 4)	404,121	352,545
Cash	26,737	19,502
Investments in money market funds	13,096	27,199
Restricted investments in money market funds	1,502	1,057
Interest receivable	6,099	4,946
Other assets	2,563	1,908
Total assets	$454,118	$407,157

Liabilities
Borrowings (Note 7)	$220,202	$185,819
Distributions payable	6,007	5,786
Base management fee payable (Note 3)	634	563
Incentive fee payable (Note 3)	1,528	975
Other accrued expenses	1,483	1,417
Total liabilities	229,854	194,560

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 20,191,706 and 19,453,821 shares issued and 20,024,241 and 19,286,356 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	20	19
Paid-in capital in excess of par	282,136	271,287
Distributable earnings	(57,892)	(58,709)
Total net assets	224,264	212,597
Total liabilities and net assets	$454,118	$407,157
Net asset value per common share	$11.20	$11.02

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Investment income
Interest income on investments
Interest income on non-affiliate investments	$12,420	$11,918	$24,909	$21,312
Interest income on affiliate investments	62	176	235	357
Total interest income on investments	12,482	12,094	25,144	21,669
Fee income
Prepayment fee income on non-affiliate investments	913	711	1,256	756
Amendment fee income on non-affiliate investments	43	1,028	236	1,064
Fee income on non-affiliate investments	51	—	56	24
Fee income on affiliate investments	—	3	12	7
Total fee income	1,007	1,742	1,560	1,851
Dividend (expense) income
Dividend (expense) income on controlled affiliate investments	—	(312)	—	118
Total dividend (expense) income	—	(312)	—	118
Total investment income	13,489	13,524	26,704	23,638
Expenses
Interest expense	2,954	2,561	5,669	4,723
Base management fee (Note 3)	1,829	1,668	3,598	3,249
Performance based incentive fee (Note 3)	1,528	1,676	3,029	2,747
Administrative fee (Note 3)	289	254	578	507
Professional fees	280	346	789	848
General and administrative	442	313	808	575
Total expenses	7,322	6,818	14,471	12,649
Net investment income before excise tax	6,167	6,706	12,233	10,989
Provision for excise tax	56	—	118	—
Net investment income	6,111	6,706	12,115	10,989
Net realized and unrealized (loss) gain
Net realized gain (loss) on non-affiliate investments	1,492	(701)	(3,716)	2,778
Net realized loss on controlled affiliate investments	—	(24)	—	(12)
Net realized gain (loss) on investments	1,492	(725)	(3,716)	2,766
Net realized loss on extinguishment of debt	(395)	—	(395)	—
Net realized and unrealized gain (loss)	1,097	(725)	(4,111)	2,766
Net unrealized (depreciation) appreciation on non-affiliate investments	122	2,985	6,385	(4,806)
Net unrealized depreciation on non-controlled affiliate investments	(600)	(932)	(1,639)	(1,475)
Net unrealized depreciation on controlled affiliate investments	—	(109)	—	(258)
Net unrealized (depreciation) appreciation on investments	(478)	1,944	4,746	(6,539)
Net realized and unrealized (loss) gain	619	1,219	635	(3,773)
Net increase in net assets resulting from operations	$6,730	$7,925	$12,750	$7,216
Net investment income per common share	$0.31	$0.40	$0.62	$0.65
Net increase in net assets per common share	$0.34	$0.47	$0.65	$0.43
Distributions declared per share	$0.30	$0.30	$0.60	$0.65
Weighted average shares outstanding	19,834,050	16,943,155	19,601,607	16,829,821

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at March 31, 2020	16,852,610	$17	$242,886	(49,446)	$193,457
Issuance of common stock, net of offering costs	432,491	—	4,971	—	4,971
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	6,706	6,706
Net realized loss on investments	—	—	—	(725)	(725)
Net unrealized appreciation on investments	—	—	—	1,944	1,944
Issuance of common stock under dividend reinvestment plan	6,669	—	67	—	67
Distributions declared	—	—	—	(5,188)	(5,188)
Balance at June 30, 2020	17,291,770	17	247,924	(46,709)	201,232

Balance at March 31, 2021	19,657,815	20	276,239	(58,588)	217,671
Issuance of common stock, net of offering costs	361,308	—	5,811	—	5,811
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	6,111	6,111
Net realized gain on investments	—	—	—	1,492	1,492
Net realized loss on extinguishment of debt	—	—	—	(395)	(395)
Net unrealized depreciation on investments	—	—	—	(478)	(478)
Issuance of common stock under dividend reinvestment plan	5,118	—	86	—	86
Distributions declared	—	—	—	(6,034)	(6,034)
Balance at June 30, 2021	20,024,241	$20	$282,136	$(57,892)	$224,264

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2019	15,563,290	16	226,660	(42,621)	$184,055
Issuance of common stock, net of offering costs	1,717,901	1	21,147	—	21,148
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	10,989	10,989
Net realized gain on investments	—	—	—	2,766	2,766
Net unrealized depreciation on investments	—	—	—	(6,539)	(6,539)
Issuance of common stock under dividend reinvestment plan	10,579	—	117	—	117
Distributions declared	—	—	—	(11,304)	(11,304)
Balance at June 30, 2020	17,291,770	17	247,924	(46,709)	201,232

Balance at December 31, 2020	19,286,356	19	271,287	(58,709)	$212,597
Issuance of common stock, net of offering costs	727,448	1	10,688	—	10,689
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	12,115	12,115
Net realized loss on investments	—	—	—	(3,716)	(3,716)
Net realized loss on extinguishment of debt				(395)	(395)
Net unrealized appreciation on investments	—	—	—	4,746	4,746
Issuance of common stock under dividend reinvestment plan	10,437	—	161	—	161
Distributions declared	—	—	—	(11,933)	(11,933)
Balance at June 30, 2021	20,024,241	$20	$282,136	$(57,892)	$224,264

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,750	$7,216
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	494	555
Net realized loss (gain) on investments	3,716	(2,766)
Net realized loss on extinguishment of debt	395	—
Net unrealized (appreciation) depreciation on investments	(4,746)	6,539
Purchase of investments	(118,660)	(105,554)
Principal payments received on investments	65,672	61,168
Proceeds from sale of investments	3,732	6,256
Dividends from controlled affiliate investment	—	(118)
Warrants received in settlement of fee income	—	(978)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(625)	250
Increase in end-of-term payments	(838)	(1,398)
Decrease in unearned income	(800)	(876)
Increase in other assets	(391)	(59)
Increase (decrease) in other accrued expenses	66	(48)
Increase in base management fee payable	71	48
Increase in incentive fee payable	553	63
Net cash used in operating activities	(38,611)	(29,702)
Cash flows from financing activities:
Proceeds from issuance of senior notes	57,500	—
Repayment of 2022 Notes	(37,375)	—
Proceeds from issuance of common stock, net of offering costs	10,688	21,148
Advances on Credit Facilities	51,500	58,250
Repayment of Credit Facilities	(36,000)	(17,000)
Debt issuance costs	(2,575)	(888)
Distributions paid	(11,550)	(10,668)
Net cash provided by financing activities	32,188	50,842
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,423)	21,140
Cash, cash equivalents and restricted cash:
Beginning of period	47,758	17,385
End of period	$41,335	$38,525

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,084	$4,078
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$1,265	$750
Distributions payable	$6,007	$5,188
Acquisition of controlled affiliate investment	—	16,498
End-of-term payments receivable	$4,731	$5,298
Non-cash income	$2,621	$3,504

	Six months ended June 30,
	2021	2020
Cash	$26,737	$22,837
Investments in money market funds	13,096	14,499
Restricted investments in money market funds	1,502	1,189
Total cash, cash equivalents and restricted cash	$41,335	$38,525

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 179.0% (8)
Non-Affiliate Debt Investments — 172.3% (8)
Non-Affiliate Debt Investments — Life Science — 81.6% (8)
Castle Creek Pharmaceuticals Holdings, Inc.(2)(12)	Biotechnology	Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	$5,000	$4,894	$4,894
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,948	4,948
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,948	4,948
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,948	4,948
Cerecor, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	5,000	4,574	4,574
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	5,000	4,894	4,894
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	2,500	2,447	2,447
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,361	2,361
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,461	2,461
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 4/1/25)	2,500	2,460	2,460
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 7/1/25)	2,500	2,457	2,457
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	5,000	4,841	4,841
Provivi, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,849	4,849
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,923	4,923
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,430	2,430
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,430	2,430
Bardy Diagnostics, Inc. (2)(12)	Medical Device	Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,951	4,951
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,951	4,951
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	990	990
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	990	990
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	990	990
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	990	990
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	1,000	990	990
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	5,000	4,951	4,951
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	2,500	2,476	2,476
		Term Loan (8.90% cash (Libor + 7.00%; Floor 8.90%), 5.00% ETP, Due 9/1/24)	2,500	2,476	2,476
Canary Medical Inc. (2)(12)	Medical Device	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,387	2,387
Ceribell, Inc. (2)(12)	Medical Device	Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,886	4,886
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,950	4,950
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	4,636	4,581	4,581
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	4,636	4,581	4,581
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,485	2,485
		Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,480	2,480
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,750	3,712	3,712
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	250	247	247
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	4,000	3,962	3,962

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
CVRx, Inc. (2)(5)(12)	Medical Device	Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,955	4,955
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,955	4,955
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,955	4,955
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,955	4,955
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 10/1/24)	3,500	3,341	3,341
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 10/1/23)	7,500	7,436	7,436
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 10/1/23)	4,050	4,016	4,016
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,945	4,945
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,945	4,945
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,935	4,935
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,935	4,935
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,386	2,386
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,466	2,466
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,466	2,466
Total Non-Affiliate Debt Investments — Life Science				181,582	181,582
Non-Affiliate Debt Investments — Sustainability — 4.1% (8)
LiquiGlide, Inc. (2)(12)	Waste Recycling	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	2,000	1,921	1,921
Temperpack Technologies, Inc. (2)(12)	Waste Recycling	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,510	3,510
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,696	3,696
Total Non-Affiliate Debt Investments — Sustainability				9,127	9,127
Non-Affiliate Debt Investments — Technology — 82.2% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,436	7,436
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,436	7,436
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,436	7,436
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,914	4,748
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,941	4,775
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	3,000	2,964	2,864
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	3,604	3,615	3,287
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	3,604	3,619	3,291
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	954	946	862
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,444	2,444
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,472	2,472
Getaround, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	10,000	9,822	9,822
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	4,000	3,874	3,874
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	4,000	3,874	3,874
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	3,500	3,410	3,410
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	3,500	3,410	3,410
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,936	2,936
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,955	2,955

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.25% cash (Prime + 8.00%; Floor 11.25%), 3.00% ETP, Due 4/1/26)	10,000	9,596	9,596
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.00% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	2,500	2,432	2,432
Updater, Inc. (2)(12)	Consumer-related Technologies	Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,955	4,955
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,955	4,955
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,909	9,909
Silk, Inc. (2)(12)	Data Storage	Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 1/1/23)	3,000	3,136	3,136
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 1/1/23)	3,000	3,136	3,136
		Term Loan (10.65% cash (Libor + 8.40%; Floor 10.65%), 4.00% ETP, Due 7/1/23)	4,000	4,075	4,075
Liqid, Inc.(2)(12)	Networking	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,883	4,883
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,910	4,910
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,452	2,452
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,452	2,452
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,478	2,478
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,478	2,478
Decisyon, Inc. (12)	Software	Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	1,182	1,181	1,181
		Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	646	646	646
		Term Loan (12.02% cash, Due 6/1/21)	239	227	227
		Term Loan (12.03% cash, Due 6/1/21)	238	227	227
		Term Loan (12.24% cash, Due 6/1/21)	705	685	685
		Term Loan (13.08% cash, Due 6/1/21)	276	276	276
		Term Loan (13.10% cash, Due 6/1/21)	184	184	184
E La Carte, Inc. (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,931	2,931
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,952	2,952
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	1,500	1,476	1,476
OutboundEngine, Inc. (2)(12)	Software	Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	3,200	3,160	3,160
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	2,800	2,765	2,765
		Term Loan (11.15% cash (Libor + 8.40%; Floor 11.15%), 3.63% ETP, Due 7/1/23)	400	404	397
Revinate, Inc. (2)(12)	Software	Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	4,000	4,040	3,972
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	1,000	992	992
		Term Loan (9.50% cash (Libor + 7.00%; Floor 9.50%), 4.00% ETP, Due 11/1/23)	5,000	4,956	4,956
Supply Network Visiblity Holdings LLC (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,451	3,451
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,451	3,451
Topia Mobility, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,915	4,765
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,915	4,765
Total Non-Affiliate Debt Investments — Technology				184,185	182,638
Non-Affiliate Debt Investments — Healthcare information and services — 4.4% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,856	4,856
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,925	4,925
Total Non-Affiliate Debt Investments — Healthcare information and services				9,781	9,781
Total Non- Affiliate Debt Investments				384,675	383,128
Non-Affiliate Warrant Investments — 6.4% (8)
Non-Affiliate Warrants — Life Science — 1.8% (8)
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants		144	157

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Celsion Corporation (2)(5)(12)	Biotechnology	295,053 Common Stock Warrants	65	91
Cerecor, Inc. (2)(5)(12)	Biotechnology	317,506 Common Stock Warrants	311	310
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants	54	10
Emalex Biosciences, Inc. (2)(12)	Biotechnology	73,602 Preferred Stock Warrants	107	136
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	21,120 Common Stock Warrants	35	35
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants	8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants	146	150
Provivi, Inc. (2)(12)	Biotechnology	144,032 Preferred Stock Warrants	213	462
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants	16	138
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants	72	118
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants	44	—
AccuVein Inc. (2)(12)	Medical Device	1,175 Common Stock Warrants	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants	66	467
Bardy Diagnostics, Inc. (2)(12)	Medical Device	360,000 Preferred Stock Warrants	56	673
Canary Medical Inc. (2)(12)	Medical Device	7,292 Preferred Stock Warrants	54	55
Ceribell, Inc. (2)(12)	Medical Device	117,521 Preferred Stock Warrants	50	161
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	6,361,111 Preferred Stock Warrants	149	181
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants	154	154
CVRx, Inc.(2)(5)(12)	Medical Device	18,964 Common Stock Warrants	76	71
Infobionic, Inc. (2)(12)	Medical Device	317,647 Preferred Stock Warrants	124	119
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants	238	96
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	378,363 Preferred Stock Warrants	91	95
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants	83	124
Sonex Health, Inc. (2)(12)	Medical Device	484,250 Preferred Stock Warrants	77	79
VERO Biotech LLC (2)(12)	Medical Device	408 Preferred Stock Warrants	52	53
Total Non-Affiliate Warrants — Life Science			2,509	3,935
Non-Affiliate Warrants — Sustainability — 0.1% (8)
LiquiGlide, Inc. (2)(12)	Waste Recycling	61,539 Common Stock Warrants	39	39
Temperpack Technologies, Inc. (2)(12)	Waste Recycling	32,504 Preferred Stock Warrants	71	71
Total Non-Affiliate Warrants — Sustainability			110	110
Non-Affiliate Warrants — Technology — 3.9% (8)
Axiom Space, Inc. (2)(12)	Communications	1,991 Common Stock Warrants	46	46
Intelepeer Holdings, Inc. (2)(12)	Communications	2,936,535 Preferred Stock Warrants	138	187
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants	92	167
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	20,000 Preferred Stock Warrants	93	95
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants	193	191
Betabrand Corporation (2)(12)	Consumer-related Technologies	261,198 Preferred Stock Warrants	106	9
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	823
Clara Foods Co. (2)(12)	Consumer-related Technologies	46,745 Preferred Stock Warrants	30	30
Getaround, Inc. (2)(12)	Consumer-related Technologies	651,040 Preferred Stock Warrants	449	456
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	553,778 Preferred Stock Warrants	57	57
Quip NYC Inc. (2)(12)	Consumer-related Technologies	6,191 Preferred Stock Warrants	325	322
Unagi, Inc. (2)(12)	Consumer-related Technologies	97,761 Preferred Stock Warrants	16	16
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	31
CPG Beyond, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	242	705
Silk, Inc. (2)(12)	Data Storage	44,211,003 Preferred and Common Stock Warrants	233	203
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	9
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	92	738
Skillshare, Inc. (2)(12)	Internet and Media	139,074 Preferred Stock Warrants	162	2,413
Liqid, Inc.(2)(12)	Networking	284,599 Preferred Stock Warrants	189	194
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants	1,585	2,756
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,753 Preferred and Common Stock Warrants	101	—
BriteCore Holdings, Inc. (2)(12)	Software	12,857 Preferred Stock Warrants	5	1
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants	46	—
E La Carte, Inc. (2)(12)	Software	181,947 Preferred Stock Warrants	60	61
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants	28	25

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		22	274
OutboundEngine, Inc. (2)(12)	Software	620,000 Preferred Stock Warrants		80	496
Revinate, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants		44	58
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	291
SIGNiX, Inc. (12)	Software	186,235 Preferred Stock Warrants		225	—
Skyword, Inc. (12)	Software	301,055 Preferred and Common Stock Warrants		49	8
Supply Network Visiblity Holdings LLC (2)(12)	Software	398 Preferred Stock Warrants		36	39
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants		139	1
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants		178	4
Total Non-Affiliate Warrants — Technology				5,250	10,706
Non-Affiliate Warrants — Healthcare information and services — 0.7% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	363,082 Preferred Stock Warrants		90	93
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants		101	1,178
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		74	—
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		63	193
Total Non-Affiliate Warrants — Healthcare information and services				328	1,464
Total Non-Affiliate Warrants				8,197	16,215
Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				—	200
Non-Affiliate Equity — 0.2% (8)
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	81
Zeta Global Holdings Corp. (2)(5)(12)	Internet and Media	18,405 Common Stock		240	155
Clarabridge, Inc. (12)	Software	17,142 Preferred Stock		15	36
Decisyon, Inc. (12)	Software	72,638,663 Preferered and Common Stock		229	120
Total Non-Affiliate Equity				493	392
Total Non-Affiliate Portfolio Investment Assets				$393,365	$399,935
Non-controlled Affiliate Investments — 1.2% (8)
Non-controlled Affiliate Debt Investments — Technology — 1.2% (8)
StereoVision Imaging, Inc. (2)(12)	Software	Term Loan (8.50% Cash (Libor + 7.03%; Floor 8.50%), 15.63% ETP, Due 1/1/22)	2,783	2,436	2,436
	Software	Term Loan (8.50% Cash, 50.00% ETP, Due 6/30/21)	250	250	250
Total Non-controlled Affiliate Debt Investments — Technology				2,686	2,686
Non-controlled Affiliate Equity — Technology — 0.0% (8)
StereoVision Imaging, Inc. (2)(12)	Software	1,943,572 Preferred and Common Stock		791	—
Total Non-controlled Affiliate Equity				791	—
Total Non-controlled Affiliate Portfolio Investment Assets				$3,477	$2,686
Controlled Affiliate Investments — 0.7% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.7% (8)
HESP LLC (2)(12)(13)	Biotechnology	Other Investment		$1,500	$1,500
Total Controlled Affiliate Other Investments				1,500	1,500
Total Controlled Affiliate Portfolio Investment Assets				$1,500	$1,500
Total Portfolio Investment Assets — 180.8% (8)				$398,342	$404,121

Short Term Investments — Unrestricted Investments — 5.9% (8)
US Bank Money Market Deposit Account				$13,096	$13,096
Total Short Term Investments —Unrestricted Investments				$13,096	$13,096

Short Term Investments — Restricted Investments—0.7% (8)
US Bank Money Market Deposit Account				$1,502	$1,502
Total Short Term Investments —Restricted Investments				$1,502	$1,502

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(Dollars in thousands)

(4)All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of June 30, 2021 is provided.

(5)Portfolio company is a public company.

(6)For debt investments, represents principal balance less unearned income.

(7)Warrants, Equity and Other Investments are non-income producing.

(8)Value as a percent of net assets.

(9)The Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act) as of June 30, 2021. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2021, there were no debt investments on nonaccrual status. As of December 31, 2020, there were two investments on non-accrual status with a cost of $13.9 million and a fair value of $8.8 million. For the three and six months ended June 30, 2021, the Company recognized, as interest income, payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status. For the three and six months ended June 30, 2020, the Company recognized, as interest income, payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended June 30, 2021 and 2020 was 7.1% and 5.6%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2021 and 2020 was 7.6% and 6.4%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of June 30, 2021 and December 31, 2020 was $4.8 million and $3.2 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of June 30, 2021 and December 31, 2020 were $3.4 million and $4.1 million, respectively. The amortization expense for the three months ended June 30, 2021 and 2020 was $0.3 million and $0.4 million, respectively. The amortization expense for the six months ended June 30, 2021 and 2020 was $0.5 million and $0.6 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

as taxable income is earned. For the three and six months ended June 30, 2021, $0.1 million was recorded for U.S. federal excise tax. For the three and six months ended June 30, 2020, there was no U.S. federal excise tax recorded.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2021 and December 31, 2020. The Company’s income tax returns for the 2019, 2018 and 2017 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended June 30, 2021, the Company sold 361,308 shares of common stock under the Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $5.8 million, including $0.2 million of offering expenses, from these sales.

During the six months ended June 30, 2021, the Company sold 727,448 shares of common stock under the Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $10.7 million, including $0.3 million of offering expenses, from these sales.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2021, shares representing approximately $65.0 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 23, 2021, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2022 or the repurchase of $5.0 million of the Company’s common stock. During the three and six months ended June 30, 2021 and 2020, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through June 30, 2021, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

The base management fee payable at June 30, 2021 and December 31, 2020 was $0.6 million. The base management fee expense was $1.8 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively. The base management fee expense was $3.6 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

The performance based incentive fee expense was $1.5 million and $1.7 million, respectively, for the three months ended June 30, 2021 and 2020, respectively. The net performance based incentive fee expense was $3.0 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the three and six months ended June 30, 2021 and 2020. The performance based incentive fee payable as of June 30, 2021 and December 31, 2020 was $1.5 million and $1.0 million, respectively. The entire incentive fee payable as of June 30, 2021 and December 31, 2020 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.3 million for the three months ended June 30, 2021 and 2020. The administrative fee expense was $0.6 and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

Note 4. Investments

The following table shows the Company’s investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Investments
Debt	$387,361	$385,814	$339,838	$333,495
Warrants	8,197	16,215	7,520	14,031
Other	1,500	1,700	1,514	1,700
Equity	1,284	392	2,640	3,319
Total investments	$398,342	$404,121	$351,512	$352,545

The following table shows the Company’s investments by industry sector as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Life Science
Biotechnology	$63,580	$63,972	$46,669	$46,898
Medical Device	122,011	123,245	109,330	110,567
Technology
Communications	22,584	22,708	270	351
Consumer-Related	89,423	88,982	60,349	60,847
Data Storage	10,822	11,255	23,429	23,824
Internet and Media	569	3,315	7,657	9,833
Materials	—	—	6,857	1,737
Networking	14,886	14,891	9,902	9,902
Power Management	1,585	2,756	1,585	1,326
Semiconductors	101	—	181	—
Software	53,435	52,515	60,238	60,755
Sustainability
Energy Efficiency	—	—	100	—
Waste Recycling	9,237	9,237	—	—
Healthcare Information and Services
Diagnostics	9,871	9,874	9,850	9,850
Other	175	1,178	14,989	15,985
Software	63	193	106	670
Total investments	$398,342	$404,121	$351,512	$352,545

Horizon Secured Loan Fund I LLC

On June 1, 2018, the Company and Arena formed a joint venture, HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables show certain summarized financial information for HSLFI for the period January 1, 2020 through April 21, 2020:

For the period
January 1, 2020
through
April 21, 2020
(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,353
Total investment income	$1,465
Total expenses	$1,229
Net investment income	$236
Net realized gain on investments	$120
Net unrealized depreciation on investments	$(392)
Net decrease in net assets resulting from operations	$(36)

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the six months ended June 30, 2021 were as follows:

			Six months ended June 30, 2021
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	June 30,	Net realized	Interest
Company	2020	Purchases	Payments	fair value	accretion	gain/(loss)	2021	gain/(loss)	income

	(In thousands)
Decisyon, Inc. (1)	$1,181	$—	$—	$(1,181)	$—	$—	$—	$—	$41
	626	—	—	(638)	12	—	—	—	21
	227	—	—	(227)	—	—	—	—	7
	228	—	—	(228)	—	—	—	—	7
	685	—	—	(685)	—	—	—	—	22
	276	—	—	(276)	—	—	—	—	9
	183	—	—	(183)	—	—	—	—	6
	120	—	—	(120)	—	—	—	—	—
StereoVision, Inc.	2,382	54	—	—	—	—	2,436	—	119
	—	250	—	—	—	—	250	—	3
	1,639	—	—	—	—	(1,639)	—	—	—
Total non-controlled affiliates	$7,547	$304	$—	$(3,538)	$12	$(1,639)	$2,686	$—	$235

(1)	As of June 30, 2021, the Company no longer owns 5% or more of the portfolio company.

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2020 were as follows:

			Year ended December 31, 2020
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	December 31,	Net realized	Interest
Company	2019	Purchases	Payments	fair value	accretion	gain/(loss)	2020	gain/(loss)	income

	(In thousands)
Decisyon, Inc.	$1,206	$—	$(25)	$—	$—	$—	$1,181	$—	$165
	639	(45)	(14)	—	46	—	626	—	87
	234	—	(7)	—	—	—	227	—	27
	234	—	(6)	—	—	—	228	—	27
	704	—	(19)	—	—	—	685	—	83
	283	—	(7)	—	—	—	276	—	35
	187	—	(4)	—	—	—	183	—	23
	75	45	—	—	—	—	120	—	—
StereoVision, Inc.	2,382	—	—	—	—	—	2,382	—	242
	2,653	—	—	—	—	(1,014)	1,639	—	—
Total non-controlled affiliates	$8,597	$—	$(82)	$—	$46	$(1,014)	$7,547	$—	$689

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the six months ended June 30, 2021 were as follows:

			Six months ended June 30, 2021

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At June 30, 2021 and December 31, 2020, the hypothetical market yields used ranged from 10% to 23%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of June 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2021:

June 30, 2021
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)

		(Dollars in thousands, except per share data)
Debt investments	$383,128	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 23%	12%
	2,686	Liquidation Scenario	Probability Weighting	10% – 75%	33%

Warrant investments	14,606	Black-Scholes Valuation Model	Price Per Share	$0.00 – $980.00	$21.92
			Average Industry Volatility	28%	28%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	3	years

	496	Estimated Proceeds	Price Per Share	$0.80	$0.80

Other investments	200	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

	1,500	Liquidation Scenario	Probability Weighting	50%	50%

Equity investments	237	Last Equity Financing	Price Per Share	$0.00 – $2.53	$0.72

Total Level 3 investments	$402,853

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

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

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) are based on the closing public share price on the date of measurement. On June 30, 2021, the closing price of the 2026 Notes on the New York Stock Exchange was $26.00 per note and had an aggregate fair value of $59.8 million. Therefore, the Company has categorized these borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on June 30, 2021, the Asset-Backed Notes (as defined in Note 7) were trading at par value and had an aggregate par value of $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$13,096	$—	$13,096
Restricted investments in money market funds	$—	$1,502	$—	$1,502
Debt investments	$—	$—	$385,814	$385,814
Warrant investments	—	1,113	15,102	16,215
Other investments	—	—	1,700	1,700
Equity investments	155	—	237	392
Total investments	$155	$1,113	$402,853	$404,121

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$27,199	$—	$27,199
Restricted investments in money market funds	$—	$1,057	$—	$1,057
Debt investments	$—	$—	$333,495	$333,495
Warrant investments	—	1,295	12,736	14,031
Other investments	—	—	1,700	1,700
Equity investments	1,202	—	2,117	3,319
Total investments	$1,202	$1,295	$350,048	$352,545

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2021:

	Three months ended June 30, 2021
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$361,754	$12,996	$886	$1,700	$377,336
Purchase of investments	67,285	—	—	—	67,285
Warrants and equity received and classified as Level 3	—	240	—	—	240
Principal payments received on investments	(41,540)	—	—	—	(41,540)
Proceeds from sale of investments	(33)	(1,614)	—	—	(1,647)
Net realized (loss) gain on investments	(8)	1,451	—	—	1,443
Unrealized (depreciation) appreciation included in earnings	(1,255)	2,100	(600)	—	245
Transfer out of Level 3	—	(71)	(49)	—	(120)
Other	(389)	—	—	—	(389)
Level 3 assets, end of period	$385,814	$15,102	$237	$1,700	$402,853

During the three months ended June 30, 2021, there were two transfers out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 2 upon the portfolio company becoming a public company. One transfer out of Level 3 related related to equity held in

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 1 upon the portfolio company becoming a public company.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2021:

	Six months ended June 30, 2021
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$333,495	$12,736	$2,117	$1,700	$350,048
Purchase of investments	118,660	—	—	—	118,660
Warrants and equity received and classified as Level 3	—	919	—	—	919
Principal payments received on investments	(65,672)	—	—	—	(65,672)
Proceeds from sale of investments	(101)	(1,640)	—	(13)	(1,754)
Net realized (loss) gain on investments	(4,995)	1,182	—	—	(3,813)
Unrealized appreciation (depreciation) included in earnings	4,811	1,976	(1,831)	13	4,969
Transfer out of Level 3	—	(71)	(49)	—	(120)
Other	(384)	—	—	—	(384)
Level 3 assets, end of period	$385,814	$15,102	$237	$1,700	$402,853

During the six months ended June 30, 2021, there were two transfers out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 2 upon the portfolio company becoming a public company. One transfer out of Level 3 related related to equity held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 1 upon the portfolio company becoming a public company.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2021 includes $0.3 million in unrealized depreciation on debt and other investments,

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

$2.5 million in unrealized appreciation on warrant investments and $1.6 million in unrealized depreciation on equity investments.

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

As of June 30, 2021 and December 31, 2020, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Borrowings

The following table shows the Company’s borrowings as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$15,000	$110,000	$125,000	$28,000	$97,000
NYL Facility	100,000	50,750	49,250	100,000	22,250	77,750
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	—	—	—	37,375	37,375	—
2026 Notes	57,500	57,500	—	—	—	—
Total before debt issuance costs	382,500	223,250	159,250	362,375	187,625	174,750
Unamortized debt issuance costs attributable to term borrowings	—	(3,048)	—	—	(1,806)	—
Total borrowings outstanding, net	$382,500	$220,202	$159,250	$362,375	$185,819	$174,750

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

As of June 30, 2021, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of June 30, 2021, the asset coverage for borrowed amounts was 200%.

The Company entered into the Key Facility with Key effective November 4, 2013. On June 22, 2021, the Company amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which we may request advances under the Key Facility to June 22, 2024. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on June 22, 2026. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. As of June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The LIBOR rate was 0.10% and 0.14% on June 30, 2021 and December 31, 2020, respectively. The prime rate was 3.25% as of June 30, 2021. The average interest rate for the three months ended June 30, 2021 and 2020 was 4.25% and 4.08%, respectively. The average interest rate for the six months ended June 30, 2021 and 2020 was 4.25% and 4.50%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

the facility. As of June 30, 2021 and December 31, 2020, the Company had borrowing capacity under the Key Facility of $110.0 million and $97.0 million, respectively. At June 30, 2021 and December 31, 2020, $41.1 million and $24.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes had a stated maturity of September 15, 2022 and were redeemable in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bore interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes were the Company’s direct unsecured obligations and (i) ranked equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) were senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) were effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) were structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. On April 24, 2021 (the “Redemption Date”), the Company redeemed all of the issued and outstanding 2022 Notes in an aggregate principal amount of $37.4 million and paid accrued interest of $0.3 million. The Company accelerated $0.4 million of unamortized debt issuance costs related to the 2022 Notes. The 2022 Notes were delisted effective on the Redemption Date.

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2021, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

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

At June 30, 2021 and December 31, 2020, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2021 and December 31, 2020, there was approximately $1.1 million and $1.0 million of restricted investments, respectively.

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

On June 5, 2020, the Company amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $50.8 million and $22.3 million in advances made by the NYL Noteholders as of June 30, 2021 and December 31, 2020, respectively, at an interest rate of 4.60%. As of June 30, 2021 and December 31, 2020, the Company had borrowing capacity under the NYL Facility of $49.2 million and $77.7 million, respectively. At June 30, 2021 and December 31, 2020, $2.4 million and $0.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

The balance of unfunded commitments to extend credit was $96.0 million and $91.5 million as of June 30, 2021 and December 31, 2020, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2021:

	June 30, 2021
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability

	(In thousands)
Alula Holdings Inc.	$2,000	$27
Canary Medical Inc.	5,000	68
Castle Creek Biosciences, Inc.	—	54
Cerecor, Inc.	15,000	319
Ceribell, Inc.	10,000	64
Clara Foods Co.	3,000	29
E La Carte, Inc.	2,500	21
Emalex Biosciences, Inc.	10,000	103
IDbyDNA, Inc.	5,000	68
InfoBionic, Inc.	1,000	37
Liqid, Inc.	5,000	27
Liquiglide, Inc.	2,000	34
LogicBio, Inc.	5,000	—
Primary Kids, Inc.	3,000	20
Provivi, Inc.	5,000	75
Sonex Health, Inc.	5,000	81
Temperpack Technologies, Inc.	15,000	185
Unagi, Inc.	2,500	27
Total	$96,000	$1,239

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2021, which totaled $1.2 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 29% and 28% of total debt investments outstanding as of June 30, 2021 and December 31, 2020, respectively. No single debt investment represented more than 10% of the total debt investments as of June 30, 2021 and December 31, 2020. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 27% and 26% of total interest and fee income on investments for the three months ended June 30, 2021 and 2020, respectively. Interest income from the five largest debt investments accounted for 24% of total interest and fee income on investments for the six months ended June 30, 2021 and 2020.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2021 and for the year ended December 31, 2020:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

			(In thousands, except share and per share data)
Six Months Ended June 30, 2021
4/23/21	8/18/21	9/15/21	$0.10	$—	—	$—
4/23/21	7/20/21	8/16/21	0.10	—	—	—
4/23/21	6/17/21	7/16/21	0.10	1,964	1,888	33
2/26/21	5/18/21	6/15/21	0.10	1,964	1,671	29
2/26/21	4/20/21	5/14/21	0.10	1,937	1,794	29
2/26/21	3/18/21	4/16/21	0.10	1,938	1,653	28
			$0.60	$7,803	7,006	$119
Year Ended December 31, 2020
10/26/20	2/19/21	3/16/21	$0.10	$1,904	1,729	$24
10/26/20	1/20/21	2/17/21	0.10	1,904	1,681	25
10/26/20	12/17/20	1/15/21	0.10	1,903	1,909	26
7/24/20	11/18/20	12/15/20	0.10	1,862	1,699	22
7/24/20	10/20/20	11/16/20	0.10	1,815	1,730	21
7/24/20	9/17/20	10/16/20	0.10	1,813	1,674	22
4/24/20	8/18/20	9/15/20	0.10	1,745	1,588	19
4/24/20	7/17/20	8/14/20	0.10	1,710	1,586	20
4/24/20	6/18/20	7/15/20	0.10	1,703	1,710	20
2/28/20	5/19/20	6/16/20	0.10	1,667	1,646	18
2/28/20	4/17/20	5/15/20	0.10	1,667	1,879	19
2/28/20	3/18/20	4/15/20	0.15	2,496	3,144	30
			$1.25	$22,189	21,975	$266

On July 23, 2021, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
September 16, 2021	September 17, 2021	October 15, 2021	$0.10
October 18, 2021	October 19, 2021	November 16, 2021	$0.10
November 17, 2021	November 18, 2021	December 15, 2021	$0.10

After paying distributions of $0.30 per share and earning net investment income of $0.31 per share for the quarter, the Company’s undistributed spillover income as of June 30, 2021 was $0.34 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Six months ended June 30,
	2021		2020

	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.02		$11.83
Net investment income	0.62		0.65
Realized (loss) gain	(0.21)		0.17
Unrealized appreciation (depreciation) on investments	0.24		(0.39)
Net increase in net assets resulting from operations	0.65		0.43
Distributions declared(1)	(0.60)		(0.65)
From net investment income	(0.60)		(0.65)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.13		0.03
Net asset value at end of period	$11.20		$11.64
Per share market value, beginning of period	$13.24		$12.93
Per share market value, end of period	$17.27		$10.90
Total return based on a market value (3)	35.0%		(10.7)%
Shares outstanding at end of period	20,024,241		17,291,770
Ratios to average net assets:
Expenses without incentive fees	10.5	%(4)	10.3	%(4)
Incentive fees	2.8	%(4)	2.8	%(4)
Net expenses	13.3	%(4)	13.1	%(4)
Net investment income with incentive fees	11.1	%(4)	11.4	%(4)
Net assets at the end of the period	$224,264		$201,232
Average net asset value	$218,178		$192,914
Average debt per share	$10.69		$10.04
Portfolio turnover ratio	16.1	%(5)	16.2	%(5)

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	Calculated by dividing the lesser of purchases or the sum of (1) principal prepayments and (2) maturities by the monthly average debt investment balance.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subsequent Events

On July 1, 2021, the Company funded a $2.5 million debt investment to a new portfolio company, Lyrical Foods, Inc.

On July 1, 2021, the Company funded a $0.4 million debt investment to HESP LLC, its wholly-owned subsidiary.

On July 2, 2021, the Company funded a $5.0 million debt investment to a new portfolio company, Reputation Institute, Inc.

On July 23, 2021, Revinate, Inc. prepaid its outstanding principal balance of $10.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in Revinate, Inc.

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

COVID-19

Governments around the world remain highly focused on mitigating the risk of further spread of COVID-19 and continue to manage their response to the crisis, which has included measures such as quarantines, travel restrictions and business curtailments.  COVID-19 has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted as of the filing of this Form 10-Q.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” As of June 30, 2021, 95.6%, or $369.0 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio

	(Dollars in thousands)
Debt investments	39	$385,814	95.5%	34	$333,495	94.6%
Warrants	66	16,215	4.0	60	14,031	4.0
Other investments	2	1,700	0.4	2	1,700	0.5
Equity	5	392	0.1	8	3,319	0.9
Total		$404,121	100.0%		$352,545	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Beginning portfolio	$380,023	$334,506	$352,545	$319,551
New debt investments	67,285	54,908	118,660	105,554
Principal payments received on investments	(3,415)	(4,938)	(8,082)	(13,925)
Early pay-offs	(38,125)	(30,296)	(57,590)	(47,243)
Accretion of debt investment fees	1,087	1,222	2,170	2,287
New debt investment fees	(889)	(633)	(1,370)	(1,213)
Warrants received in settlment of fee income	—	978	—	978
Proceeds from sale of investments	(2,859)	(576)	(3,732)	(6,256)
Dividend income from controlled affiliate investment	—	(312)	—	118
Net realized gain (loss) on investments	1,492	(725)	(3,226)	2,766
Net unrealized (depreciation) appreciation on investments	(478)	1,944	4,746	(6,539)
Other	—	(198)	—	(198)
Ending portfolio	$404,121	$355,880	$404,121	$355,880

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio

	(Dollars in thousands)
Life Science
Biotechnology	$60,865	15.8%	$44,121	13.2%
Medical Device	120,717	31.3	107,726	32.3
Technology
Communications	22,308	5.8	—	—
Consumer-Related	86,871	22.5	59,022	17.7
Data Storage	10,347	2.7	22,953	7.0
Internet and Media	—	—	7,089	2.1
Materials	—	—	1,737	0.5
Networking	14,697	3.8	9,738	2.9
Software	51,101	13.2	56,535	17.0
Healthcare Information and Services
Diagnostics	9,781	2.5	9,760	2.9
Other Healthcare	—	—	14,814	4.4
Waste Recycling	9,127	2.4	—	—
Total	$385,814	100.0%	$333,495	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 29% and 28% of total debt investments outstanding as of June 30, 2021 and December 31, 2020, respectively. No single debt investment represented more than 10% of our total debt investments as of June 30, 2021 and December 31, 2020.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of June 30, 2021 and December 31, 2020, our debt investments had a weighted average credit rating of 3.1, and 3.2, respectively The following table shows the classification of our debt investment portfolio by credit rating as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments

	(Dollars in thousands)
Credit Rating
4	3	$44,286	11.5%	6	$77,950	23.4%
3	32	318,448	82.5	24	240,933	72.2
2	4	23,080	6.0	3	12,875	3.9
1	—	—	—	1	1,737	0.5
Total	39	$385,814	100.0%	34	$333,495	100.0%

As of June 30, 2021, there were no debt investments with an internal credit rating of 1. As of December 31, 2020, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $6.8 million and an aggregate fair value of $1.7 million.

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

The following table shows a summary of HSLFI’s investment portfolio for the period January 1, 2020 through April 21, 2020:

January 1, 2020
through
April 21, 2020
(Dollars in thousands)
Total investments at fair value	$—
Dollar-weighted annualized yield on average debt investments(1)	14.3%
Number of portfolio companies in HSLFI	—
Largest portfolio company investment at fair value	$—

(1)	HSLFI calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect HSLFI’s expenses.

The following tables show certain summarized financial information for HSLFI for the period January 1, 2020 through April 21, 2020:

For the period
January 1, 2020
through
April 21, 2020
(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,353
Total investment income	$1,465
Total expenses	$1,229
Net investment income	$236
Net realized gain on investments	$120
Net unrealized depreciation on investments	$(392)
Net decrease in net assets resulting from operations	$(36)

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended June 30, 2021 and 2020

The following table shows consolidated results of operations for the three months ended June 30, 2021 and 2020:

	For the three months ended
	June 30,
	2021	2020

	(In thousands)
Total investment income	$13,489	$13,524
Total expenses	7,322	6,818
Net investment income before excise tax	6,167	6,706
Provision for excise tax	56	—
Net investment income	6,111	6,706
Net realized gain (loss)	1,097	(725)
Net unrealized (depreciation) appreciation on investments	(478)	1,944
Net increase in net assets resulting from operations	$6,730	$7,925
Average debt investments, at fair value	$366,729	$328,036
Average borrowings outstanding	$219,920	$182,521

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income was $13.5 million for the three months ended June 30, 2021 and for the three months ended June 30, 2020. For the three months ended June 30, 2021, total investment income consisted primarily of $12.5 million in interest income from investments, which included $3.1 million in income from the accretion of origination fees and ETPs and $1.0 million in fee income. Interest income on debt investments increased by $0.4 million, or 3.2%, to $12.5 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Interest income on debt investments for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 increased primarily due to an increase of $38.7 million, or 11.8%, in the average size of our debt investment portfolio partially offset by a decrease in one-month LIBOR which is the base rate for some of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.7 million, or 42.2%, to $1.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to lower fee income earned on prepayments.

The following table shows our dollar-weighted annualized yield for the three months ended June 30, 2021 and 2020:

	For the three months ended
	June 30,
Investment type:	2021	2020
Debt investments(1)	14.7%	16.9	%(2)
Equity interest in HSLFI and debt investments(1)	—%	16.3	%(3)
All investments(1)	14.0%	15.8	%(4)

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (1) total related investment income during the period divided by (2) the average of the fair value of the investment type outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investment type is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.
(2)	Excludes any yield from equity interest in HSLFI, warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments.

(3)	Excludes any yield from warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI, interest income and fee income from debt investments.
(4)	Includes any yield from equity interest in HSFLI, debt investments, warrants, equity and other investments. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 27% and 26% of investment income for the three months ended June 30, 2021 and 2020, respectively.

Expenses

Total expenses increased by $0.5 million, or 7.4%, to $7.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.4 million, or 15.3%, to $3.0 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $37.4 million, or 20.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 offset by a reduction in our effective cost of debt for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Base management fee expense increased by $0.2 million, or 9.7%, to $1.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Base management fee increased primarily due to an increase of $40.0 million, or 11.3%, in average gross assets less cash for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Performance based incentive fee expense decreased by $0.1 million, or 8.8%, to $1.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was due to a decrease of $0.7 million, or 8.8%, in Pre-Incentive Fee Net Investment Income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Administrative fee expense, professional fees and general and administrative were $1.0 million and $0.9 million for the three months ended June 30, 2021 and 2020.

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

During the three months ended June 30, 2021, we realized net gains on investments totaling $1.5 million primarily due to the realized gain from the consideration we received from the termination of warrants upon the initial public offering of one portfolio company. During the same period, we elected to exercise our option to redeem, in full, our 2022 Notes at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of $0.4 million. During the three months ended June 30, 2020, we realized net losses totaling $0.7 million primarily due to the realized loss on the settlement of one of our debt investments offset by a realized gain from the consideration we received from the termination of warrants upon the sale of a portfolio company.

During the three months ended June 30, 2021, net unrealized depreciation on investments totaled $0.5 million which was primarily due to (1) the unrealized depreciation on two of our debt investments and (2) the unrealized depreciation on one of our equity investments partially offset by the unrealized appreciation on our warrant investments. During the three months ended June 30, 2020, net unrealized appreciation on investments totaled $1.9 million which was primarily due to (1) the unrealized appreciation on one of our warrant investments and (2) the reversal of previously recorded unrealized depreciation from the settlement of three of our debt investments partially offset by (1) the unrealized depreciation on two of our debt investments and (2) the unrealized depreciation on one of our equity investments.

Comparison of the six months ended June 30, 2021 and 2020

The following table shows consolidated results of operations for the six months ended June 30, 2021 and 2020:

	For the six months ended
	June 30,
	2021	2020

	(In thousands)
Total investment income	26,704	$23,638
Total expenses	14,471	12,649
Net investment income before excise tax	12,233	10,989
Provision for excise tax	118	—
Net investment income	12,115	10,989
Net realized (loss) gain	(4,111)	2,766
Net unrealized appreciation (depreciation) on investments	4,746	(6,539)
Net increase in net assets resulting from operations	$12,750	$7,216
Average debt investments, at fair value	$356,998	$310,830
Average borrowings outstanding	$209,561	$168,981

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment increased by $3.1 million, or 13.0%, to $26.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, total investment income consisted primarily of $25.1 million in interest income from investments, which included $5.7 million in income from the accretion of origination fees and ETPs and $1.6 million in fee income. Interest income on debt investments increased by $3.5 million, or 16.0%, to $25.1 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Interest income on debt investments for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 increased primarily due to an increase of $46.2 million, or 14.9%, in the average size of our debt investment portfolio. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.3 million, or 15.7%, to $1.6 million for the six months ended June 30, 2021 compared the six months ended June 30, 2020,  primarily due to lower fee income earned on prepayments.

The following table shows our dollar-weighted annualized yield for the six months ended June 30, 2021 and 2020:

	For the six months ended
	June 30,
Investment type:	2021	2020
Debt investments(1)	15.0%	15.1	%(2)
Equity interest in HSLFI and debt investments(1)	—%	14.8	%(3)
All investments(1)	14.2%	14.2	%(4)

________________________________________

(1)We calculate the dollar-weighted annualized yield on average investment type for any period as (1) total related investment income during the period divided by (2) the average of the fair value of the investment type outstanding on (a)

the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investment type is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

(2)Excludes any yield from equity interest in HSLFI, warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments.

(3)Excludes any yield from warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI, interest income and fee income from debt investments.

(4)Includes any yield from equity interest in HSFLI, debt investments, warrants, equity and other investments. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 24% of investment income for the six months ended June 30, 2021 and 2020.

Expenses

Total expenses increased by $1.8 million, or 14.4%, to $14.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.9 million, or 20.0%, to $5.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $40.6 million, or 24.0%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Base management fee expense increased by $0.3 million, or 10.7%, to $3.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Base management fee increased primarily due to an increase of $43.6 million, or 12.7%, in average gross assets less cash for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Performance based incentive fee expense increased by $0.3 million, or 10.3%, to $3.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was due to an increase of $1.4 million, or 10.3%, in Pre-Incentive Fee Net Investment Income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Administrative fee expense, professional fees and general and administrative were $2.2 million and $1.9 million for the six months ended June 30, 2021 and 2020

Net realized gains and losses and net unrealized appreciation and depreciation

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

During the six months ended June 30, 2021, we realized net losses on investments totaling $3.7 million primarily due to the realized loss on the settlement of one of our debt investments partially offset by the realized gain from the consideration we received from the termination of warrants upon the initial public offering of one portfolio company. During the same period, we elected to exercise our option to redeem, in full, our 2022 Notes at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of $0.4 million. During the six months ended June 30, 2020, we realized net gains totaling $2.8 million primarily due to the realized gain from the consideration we received from the termination of warrants upon the sale of three portfolio companies offset by the realized loss on the settlement of one of our debt investments.

During the six months ended June 30, 2021, net unrealized appreciation on investments totaled $4.7 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on our warrant investments partially offset by the unrealized depreciation on two of our equity investments. During the six months ended June 30, 2020, net unrealized depreciation on investments totaled $6.5 million which was primarily due to (1) the unrealized depreciation on five of our debt investments, (2) the unrealized depreciation on one of our equity investments and (3) the reversal of previously recorded unrealized appreciation from the termination of warrants upon the sale of two portfolio companies partially offset by (1) the unrealized appreciation on one of our warrant investments and (2) the reversal of previously recorded unrealized depreciation from the settlement of three of our debt investments.

Liquidity and capital resources

As of June 30, 2021 and December 31, 2020, we had cash and investments in money market funds of $39.8 million and $46.7 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of June 30, 2021 and December 31, 2020, we had $1.5 million and $1.1 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes or our NYL Facility. Our primary sources of capital have been from our public and private equity offerings, use of our Credit Facilities (as defined below) and issuance of our public debt offerings.

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

During the three months ended June 30, 2021, we sold 361,308 shares of common stock under the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $5.8 million, including $0.2 million of offering expenses, from these sales.

During the six months ended June 30, 2021, we sold 727,448 shares of common stock under the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $10.7 million, including $0.3 million of offering expenses, from these sales.

On April 23, 2021, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of

June 30, 2022 or the repurchase of $5.0 million of our common stock. During the three and six months ended June 30, 2021 and 2020, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through June 30, 2021, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At June 30, 2021 and December 31, 2020, the outstanding principal balance under our revolving credit facility with KeyBank National Association, or the Key Facility, and, together with the NYL Facility, the Credit Facilities, was $15.0 million and $28.0 million, respectively. As of June 30, 2021 and December 31, 2020, we had borrowing capacity under the Key Facility of $110.0 million and $97.0 million, respectively. At June 30, 2021 and December 31, 2020, $41.1 million and $24.8 million, respectively, were available for borrowing, subject to existing terms and advance rates.

At June 30, 2021 and December 31, 2020, the outstanding principal balance under the NYL Facility was $50.8 million and $22.3 million, respectively. As of June 30, 2021 and December 31, 2020, we had borrowing capacity under the NYL Facility of $49.2 million and $77.7 million, respectively. At June 30, 2021 and December 31, 2020, $2.4 million and $0.9, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $38.6 million for the six months ended June 30, 2021, and our financing activities provided cash of $32.2 million for the same period. Our operating activities used cash to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the issuance of the 2026 Notes (as defined below), advances on our Credit Facilities and the sale of shares through our ATM for net proceeds of $10.7 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$15,000	$110,000	$125,000	$28,000	$97,000
NYL Facility	100,000	50,750	49,250	100,000	22,250	77,750
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	—	—	—	37,375	37,375	—
2026 Notes	57,500	57,500	—	—	—	—
Total before debt issuance costs	382,500	223,250	159,250	362,375	187,625	174,750
Unamortized debt issuance costs attributable to term borrowings	—	(3,048)	—	—	(1,806)	—
Total borrowings outstanding, net	$382,500	$220,202	$159,250	$362,375	$185,819	$174,750

We entered into the Key Facility effective November 4, 2013. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. As of June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The LIBOR rate was 0.10% and 0.14% as of June 30, 2021 and December 31, 2020, respectively. The prime rate was 3.25% as of June 30, 2021. The interest rates in effect were 4.25% as of June 30, 2021 and December 31, 2020. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. On June 22, 2021, we amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which we may request advances under the Key Facility (the “Revolving Period”) to June 22, 2024. The Key Facility is collateralized by debt investments held by Credit II and permits an advance rate of up to sixty percent (60%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed sixty percent (60%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. The maturity of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable, is on June 22, 2026.

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million of the 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes had a stated maturity of September 15, 2022 and could be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bore interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes were our direct, unsecured obligations and (1) ranked equally in right of payment with our current and future unsecured indebtedness; (2) were senior in right of payment to any of our future indebtedness that expressly provided it is subordinated to the 2022 Notes; (3) were effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that was initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) were structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. On April 24, 2021, or the Redemption Date, we redeemed all of the issued and outstanding 2022 Notes in an aggregate principal amount of $37.4 million and paid accrued interest of $0.3 million. The 2022 Notes were delisted effective on the Redemption Date.

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2021, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

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

At June 30, 2021, and December 31, 2020, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2021, and December 31, 2020, there was approximately $1.1 million and $1.0 million, respectively, of restricted investments.

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

On June 5, 2020, HFI amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $50.8 million and $22.3 million in notes issued to the NYL Noteholders as of June 30, 2021 and December 31, 2020, respectively, at an interest rate of 4.60%.

Other assets

As of June 30, 2021 and December 31, 2020, other assets were $2.6 million and $1.9 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2021:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years

	(In thousands)
Borrowings	$223,250	$2,886	$115,455	$104,909	$—
Unfunded commitments	96,000	89,000	7,000	—	—
Total	$319,250	$91,886	$122,455	$104,909	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2021, we had such unfunded commitments of $96.0 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of June 30, 2021, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2021 and 2020, the Advisor earned $3.4 million and $3.3 million, respectively, pursuant to the Investment Management Agreement. During the six months ended June 30, 2021 and 2020, the Advisor earned $6.6 million and $6.0 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Principals LLC f/k/a Horizon Technology Finance, LLC (“HTF Principals”) owns more than seventy percent (70%) of the Advisor. Our Chief Executive Officer, Robert D. Pomeroy Jr. and our President, Gerald A. Michaud own one hundred percent (100%) of HTF Principals. By virtue of their ownership interest in HTF Principals, Mr. Pomeroy and Mr. Michaud control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended June 30, 2021 and 2020, the Advisor earned $0.3 million pursuant to the Administration Agreement. During the six months ended June 30, 2021 and 2020, the Advisor earned $0.6 million and $0.5 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and six months ended June 30, 2021, we recognized as interest income interest payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status. For the three and six months ended June 30, 2020, we recognized as interest income interest payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2021 and December 31, 2020.

Recent developments

On July 1, 2021, we funded a $2.5 million debt investment to a new portfolio company, Lyrical Foods, Inc.

On July 1, 2021, we funded a $0.4 million debt investment to HESP LLC, our wholly-owned subsidiary.

On July 2, 2021, we funded a $5.0 million debt investment to a new portfolio company, Reputation Institute, Inc.

On July 23, 2021, Revinate, Inc. prepaid its outstanding principal balance of $10.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. We continue to hold warrants in Revinate, Inc.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2021 and December 31, 2020, 100% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on either a floating LIBOR index or the Prime Rate as published in the Wall Street Journal.

Based on our June 30, 2021 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at June 30, 2021, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)

	(In thousands)
Up 300 basis points	$8,205	$342	$7,863
Up 200 basis points	$4,621	$190	$4,431
Up 100 basis points	$2,048	$38	$2,010
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2026 Notes and our Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to a floor of 0.25% per annum, based on a prime rate index which resets monthly and the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 31, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2021 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: July 27, 2021	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: July 27, 2021	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer