Form 10-Q
period 2021-09-30
Horizon Technology Finance Corp
filed 2021-10-26
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of October 26, 2021 was 20,427,243.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
4.875% Notes due 2026	HTFB	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)
Non-affiliate investments at fair value (cost of $437,919 and $343,158, respectively)	$448,421	$343,498
Non-controlled affiliate investments at fair value (cost of $3,820 and $6,854, respectively) (Note 5)	2,800	7,547
Controlled affiliate investments at fair value (cost of $1,450 and $1,500, respectively) (Note 5)	1,125	1,500
Total investments at fair value (cost of $443,189 and $351,512, respectively) (Note 4)	452,346	352,545
Cash	20,817	19,502
Investments in money market funds	22,057	27,199
Restricted investments in money market funds	1,504	1,057
Interest receivable	6,397	4,946
Other assets	2,652	1,908
Total assets	$505,773	$407,157

Liabilities
Borrowings (Note 7)	$257,852	$185,819
Distributions payable	6,128	5,786
Base management fee payable (Note 3)	698	563
Incentive fee payable (Note 3)	2,012	975
Other accrued expenses	1,493	1,417
Total liabilities	268,183	194,560

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 20,592,640 and 19,453,821 shares issued and 20,425,175 and 19,286,356 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	21	19
Paid-in capital in excess of par	288,861	271,287
Distributable earnings	(51,292)	(58,709)
Total net assets	237,590	212,597
Total liabilities and net assets	$505,773	$407,157
Net asset value per common share	$11.63	$11.02

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Investment income
Interest income on investments
Interest income on non-affiliate investments	$14,035	$10,974	$38,965	$32,286
Interest income on affiliate investments	—	175	213	532
Total interest income on investments	14,035	11,149	39,178	32,818
Fee income
Prepayment fee income on non-affiliate investments	1,204	1,156	2,460	1,911
Success fee income on non-affiliate investments	1,100	—	1,100	—
Fee income on non-affiliate investments	28	23	320	1,112
Fee income on affiliate investments	—	3	12	10
Total fee income	2,332	1,182	3,892	3,033
Dividend income
Dividend income on controlled affiliate investments	—	—	—	118
Total dividend income	—	—	—	118
Total investment income	16,367	12,331	43,070	35,969
Expenses
Interest expense	3,112	2,607	8,781	7,331
Base management fee (Note 3)	1,997	1,616	5,595	4,865
Performance based incentive fee (Note 3)	2,012	1,465	5,040	4,212
Administrative fee (Note 3)	251	234	829	740
Professional fees	559	247	1,348	1,095
General and administrative	333	302	1,142	877
Total expenses	8,264	6,471	22,735	19,120
Net investment income before excise tax	8,103	5,860	20,335	16,849
Provision for excise tax	56	—	174	—
Net investment income	8,047	5,860	20,161	16,849
Net realized and unrealized gain (loss)
Net realized gain (loss) on non-affiliate investments	1,344	1,178	(2,372)	3,957
Net realized loss on controlled affiliate investments	—	—	—	(12)
Net realized gain (loss) on investments	1,344	1,178	(2,372)	3,945
Net realized loss on extinguishment of debt	—	—	(395)	—
Net realized gain (loss)	1,344	1,178	(2,767)	3,945
Net unrealized appreciation (depreciation) on non-affiliate investments	3,929	(10,629)	10,314	(15,435)
Net unrealized (depreciation) appreciation on non-controlled affiliate investments	(228)	341	(1,867)	(1,134)
Net unrealized depreciation on controlled affiliate investments	(325)	—	(325)	(258)
Net unrealized appreciation (depreciation) on investments	3,376	(10,288)	8,122	(16,827)
Net realized and unrealized gain (loss)	4,720	(9,110)	5,355	(12,882)
Net increase (decrease) in net assets resulting from operations	$12,767	$(3,250)	$25,516	$3,967
Net investment income per common share	$0.40	$0.34	$1.02	$0.98
Net increase (decrease) in net assets per common share	$0.63	$(0.19)	$1.29	$0.23
Distributions declared per share	$0.30	$0.30	$0.90	$0.95
Weighted average shares outstanding	20,269,813	17,245,662	19,826,790	17,111,359

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at June 30, 2020	17,291,770	$17	$247,924	(46,709)	$201,232
Issuance of common stock, net of offering costs	1,069,259	2	12,666	—	12,668
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	5,860	5,860
Net realized gain on investments	—	—	—	1,178	1,178
Net unrealized depreciation on investments	—	—	—	(10,288)	(10,288)
Issuance of common stock under dividend reinvestment plan	4,884	—	59	—	59
Distributions declared	—	—	—	(5,538)	(5,538)
Balance at September 30, 2020	18,365,913	19	260,649	(55,497)	205,171

Balance at June 30, 2021	20,024,241	20	282,136	(57,892)	224,264
Issuance of common stock, net of offering costs	395,068	1	6,624	—	6,625
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	8,047	8,047
Net realized gain on investments	—	—	—	1,344	1,344
Net unrealized appreciation on investments	—	—	—	3,376	3,376
Issuance of common stock under dividend reinvestment plan	5,866	—	101	—	101
Distributions declared	—	—	—	(6,167)	(6,167)
Balance at September 30, 2021	20,425,175	$21	$288,861	$(51,292)	$237,590

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2019	15,563,290	16	226,660	(42,621)	$184,055
Issuance of common stock, net of offering costs	2,787,160	3	33,813	—	33,816
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	16,849	16,849
Net realized gain on investments	—	—	—	3,945	3,945
Net unrealized depreciation on investments	—	—	—	(16,827)	(16,827)
Issuance of common stock under dividend reinvestment plan	15,463	—	176	—	176
Distributions declared	—	—	—	(16,843)	(16,843)
Balance at September 30, 2020	18,365,913	19	260,649	(55,497)	205,171

Balance at December 31, 2020	19,286,356	19	271,287	(58,709)	$212,597
Issuance of common stock, net of offering costs	1,122,516	2	17,312	—	17,314
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	20,161	20,161
Net realized loss on investments	—	—	—	(2,372)	(2,372)
Net realized loss on extinguishment of debt				(395)	(395)
Net unrealized appreciation on investments	—	—	—	8,122	8,122
Issuance of common stock under dividend reinvestment plan	16,303	—	262	—	262
Distributions declared	—	—	—	(18,099)	(18,099)
Balance at September 30, 2021	20,425,175	$21	$288,861	$(51,292)	$237,590

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$25,516	$3,967
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	744	782
Net realized loss (gain) on investments	2,372	(3,945)
Net realized loss on extinguishment of debt	395	—
Net unrealized (appreciation) depreciation on investments	(8,122)	16,827
Purchase of investments	(217,252)	(121,648)
Principal payments received on investments	119,260	111,129
Proceeds from sale of investments	5,285	8,200
Dividends from controlled affiliate investment	—	(118)
Warrants received in settlement of fee income	—	(978)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(661)	519
Increase in end-of-term payments	(1,100)	(1,218)
Decrease in unearned income	(854)	(1,666)
(Increase) decrease in other assets	(507)	119
Increase in other accrued expenses	76	118
Increase (decrease) in base management fee payable	135	(9)
Increase (decrease) in incentive fee payable	1,037	(148)
Net cash (used in) provided by operating activities	(73,676)	11,931
Cash flows from financing activities:
Proceeds from issuance of senior notes	57,500	—
Repayment of 2022 Notes	(37,375)	—
Proceeds from issuance of common stock, net of offering costs	17,312	33,816
Advances on Credit Facilities	89,000	58,250
Repayment of Credit Facilities	(36,000)	(47,000)
Debt issuance costs	(2,648)	(890)
Distributions paid	(17,493)	(15,826)
Net cash provided by financing activities	70,296	28,350
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,380)	40,281
Cash, cash equivalents and restricted cash:
Beginning of period	47,758	17,385
End of period	$44,378	$57,666

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,785	$6,296
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$2,924	$893
Distributions payable	$6,128	$5,510
Acquisition of controlled affiliate investment	—	16,498
End-of-term payments receivable	$4,993	$5,118
Non-cash income	$3,523	$4,701

	Nine months ended September 30,
	2021	2020
Cash	$20,817	$34,130
Investments in money market funds	22,057	22,735
Restricted investments in money market funds	1,504	801
Total cash, cash equivalents and restricted cash	$44,378	$57,666

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 188.7% (8)
Non-Affiliate Debt Investments — 179.8% (8)
Non-Affiliate Debt Investments — Life Science — 77.8% (8)
Castle Creek Pharmaceuticals Holdings, Inc.(2)(12)	Biotechnology	Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	$5,000	$4,952	$4,952
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,952	4,952
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,952	4,952
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,952	4,952
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	5,000	4,901	4,901
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	5,000	4,901	4,901
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	2,500	2,451	2,451
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 2/1/25)	5,000	4,899	4,899
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 2/1/25)	5,000	4,899	4,899
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 4/1/25)	2,500	2,447	2,447
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 4/1/25)	2,500	2,447	2,447
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,365	2,365
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 12/1/23)	2,500	2,469	2,469
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 4/1/25)	2,500	2,463	2,463
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 7/1/25)	2,500	2,463	2,463
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	5,000	4,426	4,426
Provivi, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,854	4,854
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,929	4,929
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,435	2,435
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,435	2,435
Stealth Biotherapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 10/1/25)	5,000	4,625	4,625
		Term Loan (8.75% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 10/1/25)	2,500	2,439	2,439
Canary Medical Inc. (2)(12)	Medical Device	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,390	2,390
Ceribell, Inc. (2)(12)	Medical Device	Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,890	4,890
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,954	4,954
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	4,346	4,295	4,295
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	4,346	4,295	4,295
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,490	2,490
		Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,490	2,490
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,500	3,465	3,465
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	233	231	231
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	4,000	3,966	3,966
CVRx, Inc. (2)(5)(12)	Medical Device	Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,958	4,958
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,958	4,958
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,958	4,958
		Term Loan (10.00% cash (Libor + 7.80%; Floor 10.00%), 3.50% ETP, Due 10/1/24)	5,000	4,958	4,958

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Embody, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 28.00% ETP, Due 8/1/26)	2,500	2,456	2,456
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 10/1/24)	3,500	3,350	3,350
MacuLogix, Inc. (2)(12)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 9/1/23)	7,500	7,443	7,137
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 9/1/23)	4,050	4,019	3,854
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,949	4,949
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,949	4,949
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,939	4,939
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,939	4,939
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,388	2,388
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,469	2,469
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,469	2,469
Spineology, Inc. (2)(12)	Medical Device	Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 1.00% ETP, Due 10/1/25)	5,000	4,925	4,925
Total Non-Affiliate Debt Investments — Life Science				185,249	184,778
Non-Affiliate Debt Investments — Sustainability — 19.4% (8)
LiquiGlide, Inc. (2)(12)	Waste Recycling	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	2,000	1,921	1,921
Nexii Building Solutions, Inc. (2)(12)	Waste Recycling	Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,310	7,310
		Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,310	7,310
		Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,310	7,310
Temperpack Technologies, Inc. (2)(12)	Waste Recycling	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,699	3,699
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,699	3,699
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	7,500	7,389	7,389
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	3,750	3,695	3,695
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	3,750	3,695	3,695
Total Non-Affiliate Debt Investments — Sustainability				46,028	46,028
Non-Affiliate Debt Investments — Technology — 78.5% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,439	7,439
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,439	7,439
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,439	7,439
		Convertible Note (3.00%, Due 7/1/23)	250	250	250
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,917	4,917
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,944	4,944
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	3,000	2,967	2,967
Betabrand Corporation (2)(12)	Consumer-related Technologies	Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	3,494	3,453	3,409
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	3,494	3,458	3,414
		Term Loan (10.05% cash (Libor + 7.50%; Floor 10.05%), 5.75% ETP, Due 9/1/23)	925	904	893
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,445	2,445
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,474	2,474
Getaround, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	10,000	9,835	9,835
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	4,000	3,883	3,883
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	4,000	3,883	3,883

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	3,500	3,417	3,417
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.50% ETP, Due 12/1/24)	3,500	3,417	3,417
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 9.75% ETP, Due 1/1/24)	2,500	2,478	2,478
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,958	2,958
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,958	2,958
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 9/1/25)	3,000	2,952	2,952
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.25% cash (Prime + 8.00%; Floor 11.25%), 3.00% ETP, Due 4/1/26)	10,000	9,618	9,618
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.00% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	2,500	2,434	2,434
Updater, Inc. (2)(12)	Consumer-related Technologies	Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,958	4,958
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,958	4,958
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,916	9,916
Liqid, Inc.(2)(12)	Networking	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,763	4,763
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,917	4,917
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,455	2,455
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,455	2,455
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,406	2,406
Branded Online, Inc. (2)(12)	Software	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 6.00% ETP, Due 9/1/26)	5,000	4,566	4,566
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,479	2,479
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,479	2,479
Decisyon, Inc. (12)	Software	Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	1,182	1,181	1,181
		Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	646	646	646
		Term Loan (12.02% cash, Due 6/1/21)	239	227	227
		Term Loan (12.03% cash, Due 6/1/21)	238	227	227
		Term Loan (12.24% cash, Due 6/1/21)	705	685	685
		Term Loan (13.08% cash, Due 6/1/21)	276	276	276
		Term Loan (13.10% cash, Due 6/1/21)	184	184	184
Dropoff, Inc. (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 4/1/26)	6,500	6,075	6,075
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 4/1/26)	6,000	5,804	5,804
E La Carte, Inc. (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,934	2,934
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,955	2,955
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	1,500	1,476	1,476
Reputation Institute, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 8/1/25)	5,000	4,899	4,899
Supply Network Visiblity Holdings LLC (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,455	3,455
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,455	3,455
Topia Mobility, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,922	4,922
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 9/1/24)	5,000	4,922	4,922
Total Non-Affiliate Debt Investments — Technology				186,637	186,538
Non-Affiliate Debt Investments — Healthcare information and services — 4.1% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,862	4,862
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,930	4,930
Total Non-Affiliate Debt Investments — Healthcare information and services				9,792	9,792
Total Non- Affiliate Debt Investments				427,706	427,136

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Non-Affiliate Warrant Investments — 8.6% (8)
Non-Affiliate Warrants — Life Science — 1.3% (8)
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants	143	154
Celsion Corporation (2)(5)(12)	Biotechnology	295,053 Common Stock Warrants	65	37
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	317,306 Common Stock Warrants	311	92
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants	54	10
Emalex Biosciences, Inc. (2)(12)	Biotechnology	73,602 Preferred Stock Warrants	106	132
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	21,120 Common Stock Warrants	32	19
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants	8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants	146	73
Provivi, Inc. (2)(12)	Biotechnology	144,032 Preferred Stock Warrants	213	462
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants	17	44
Stealth Biotherapeutics, Inc. (2)(5)(12)	Biotechnology	795,455 Common Stock Warrants	260	260
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants	72	30
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants	44	—
AccuVein Inc. (2)(12)	Medical Device	1,175 Common Stock Warrants	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants	66	467
Canary Medical Inc. (2)(12)	Medical Device	7,292 Preferred Stock Warrants	54	56
Ceribell, Inc. (2)(12)	Medical Device	117,521 Preferred Stock Warrants	50	165
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	6,361,111 Preferred Stock Warrants	149	181
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants	153	121
CVRx, Inc.(2)(5)(12)	Medical Device	47,411 Common Stock Warrants	76	250
Infobionic, Inc. (2)(12)	Medical Device	317,647 Preferred Stock Warrants	124	119
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants	238	96
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	378,363 Preferred Stock Warrants	91	95
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants	83	124
Sonex Health, Inc. (2)(12)	Medical Device	484,250 Preferred Stock Warrants	77	79
VERO Biotech LLC (2)(12)	Medical Device	408 Preferred Stock Warrants	53	51
Total Non-Affiliate Warrants — Life Science			2,709	3,117
Non-Affiliate Warrants — Sustainability — 0.2% (8)
LiquiGlide, Inc. (2)(12)	Waste Recycling	61,359 Common Stock Warrants	39	39
Nexii Building Solutions, Inc. (2)(12)	Waste Recycling	142,405 Common Stock Warrants	357	357
Temperpack Technologies, Inc. (2)(12)	Waste Recycling	32,504 Preferred Stock Warrants	111	111
Total Non-Affiliate Warrants — Sustainability			507	507
Non-Affiliate Warrants — Technology — 6.5% (8)
Axiom Space, Inc. (2)(12)	Communications	1,991 Common Stock Warrants	46	46
Intelepeer Holdings, Inc. (2)(12)	Communications	2,936,535 Preferred Stock Warrants	138	3,131
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants	92	168
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	20,000 Preferred Stock Warrants	93	76
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants	193	63
Betabrand Corporation (2)(12)	Consumer-related Technologies	261,198 Preferred Stock Warrants	106	—
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	823
Clara Foods Co. (2)(12)	Consumer-related Technologies	46,745 Preferred Stock Warrants	30	264
Getaround, Inc. (2)(12)	Consumer-related Technologies	651,040 Preferred Stock Warrants	450	465
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	553,778 Preferred Stock Warrants	57	57
Quip NYC Inc. (2)(12)	Consumer-related Technologies	6,191 Preferred Stock Warrants	325	678
Unagi, Inc. (2)(12)	Consumer-related Technologies	97,761 Preferred Stock Warrants	19	19
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	43
CPG Beyond, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	242	855
Silk, Inc. (2)(12)	Data Storage	44,211,003 Preferred and Common Stock Warrants	234	204
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	9
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	92	738
Skillshare, Inc. (2)(12)	Internet and Media	139,074 Preferred Stock Warrants	162	2,414
Liqid, Inc.(2)(12)	Networking	345,584 Preferred Stock Warrants	364	989
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants	1,585	2,755
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,753 Preferred and Common Stock Warrants	101	—
Branded Online, Inc. (2)(12)	Software	16,678 Common Stock Warrants	376	376
BriteCore Holdings, Inc. (2)(12)	Software	55,591 Preferred Stock Warrants	5	40
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants	46	—
Dropoff, Inc. (2)(12)	Software	482,283 Common Stock Warrants	396	396
E La Carte, Inc. (2)(12)	Software	181,947 Preferred Stock Warrants	60	61
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants	28	80

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		22	280
Reputation Institute, Inc. (2)(12)	Software	3,731 Preferred Stock Warrants		56	56
Revinate Holdings, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants		44	71
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	291
SIGNiX, Inc. (12)	Software	186,235 Preferred Stock Warrants		225	—
Skyword, Inc. (12)	Software	301,055 Preferred and Common Stock Warrants		49	8
Supply Network Visiblity Holdings LLC (2)(12)	Software	398 Preferred Stock Warrants		38	39
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants		138	1
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants		178	3
Total Non-Affiliate Warrants — Technology				6,179	15,499
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	363,082 Preferred Stock Warrants		90	93
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants		102	1,179
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		73	—
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		60	196
Total Non-Affiliate Warrants — Healthcare information and services				325	1,468
Total Non-Affiliate Warrants				9,720	20,591
Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				—	200
Non-Affiliate Equity — 0.2% (8)
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	83
Zeta Global Holdings Corp. (2)(5)(12)	Internet and Media	18,405 Common Stock		240	108
Clarabridge, Inc. (12)	Software	17,142 Preferred Stock		15	183
Decisyon, Inc. (12)	Software	72,638,663 Preferered and Common Stock		229	120
Total Non-Affiliate Equity				493	494
Total Non-Affiliate Portfolio Investment Assets				$437,919	$448,421
Non-controlled Affiliate Investments — 1.2% (8)
Non-controlled Affiliate Debt Investments — Technology — 1.2% (8)
MVI (ABC), LLC fka StereoVision, Inc. (2)(12)(13)(15)	Software	Term Loan (8.50% Cash (Libor + 7.03%; Floor 8.50%), 15.63% ETP, Due 1/1/22)	2,783	2,382	2,214
		Term Loan (8.50% Cash, 50.00% ETP, Due 6/30/21)	250	327	289
		Term Loan (8.50% Cash, Due 11/14/21)	250	250	232
		Term Loan (8.50% Cash, Due 10/14/21)	70	70	65
Total Non-controlled Affiliate Debt Investments — Technology				3,029	2,800
Non-controlled Affiliate Equity — Technology — 0.0% (8)
MVI (ABC), LLC fka StereoVision, Inc. (2)(12)(15)	Software	1,943,572 Preferred and Common Stock		791	—
Total Non-controlled Affiliate Equity				791	—
Total Non-controlled Affiliate Portfolio Investment Assets				$3,820	$2,800
Controlled Affiliate Investments — 0.5% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.5% (8)
HESP LLC (12)(14)	Biotechnology	Other Investment		$1,450	$1,125
Total Controlled Affiliate Other Investments				1,450	1,125
Total Controlled Affiliate Portfolio Investment Assets				$1,450	$1,125
Total Portfolio Investment Assets — 190.4% (8)				$443,189	$452,346

Short Term Investments — Unrestricted Investments — 9.3% (8)
US Bank Money Market Deposit Account				$22,057	$22,057
Total Short Term Investments — Unrestricted Investments				$22,057	$22,057

Short Term Investments — Restricted Investments — 0.6% (8)
US Bank Money Market Deposit Account				$1,504	$1,504
Total Short Term Investments — Restricted Investments				$1,504	$1,504

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(Dollars in thousands)

(4)All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2021 is provided.

(5)Portfolio company is a public company.

(6)For debt investments, represents principal balance less unearned income.

(7)Warrants, Equity and Other Investments are non-income producing.

(8)Value as a percent of net assets.

(9)As of September 30, 2021, 4.5% and 4.4% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(13) Debt investment is on non-accrual status as of September 30, 2021.

(14)On July 8, 2020, Espero BioPharma, Inc. and its affiliates, Jacksonville Pharmaceuticals, Inc. and  Espero Pharmaceuticals, Inc. (collectively, “Espero”) assigned substantially all of their assets to their respective assignment estates and respectively appointed PSE (ABC), LLC, PS PJAX (ABC), LLC, and PPSE (ABC), LLC (collectively, “Espero ABC”) to administer their respective estates and facilitate the orderly sale and liquidation of Espero’s property and assets. On October 6, 2020, the Court of Chancery of the State of Delaware approved the transfer of the assets of Espero to the Company and Credit II or their designees in consideration for the Company and Credit II’s credit bid at auction of $7.0 million. On October 22, 2020, Espero ABC transferred the assets of Espero to HESP LLC, a Delaware limited liability company, wholly owned by the Company.

(15)On September 21, 2021, Stereovision Imaging, Inc. (“SVI”) assigned substantially all of its assets to MVI (ABC), LLC to facilitate the orderly sale and liquidation of SVI’s property and assets.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2020

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	822
Getaround, Inc. (2)(12)	Consumer-related Technologies	605,468 Preferred Stock Warrants		433	433
Mohawk Group Holdings, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants		195	312
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants		34	70
CPG Beyond, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants		242	706
Silk, Inc. (2)(12)	Data Storage	44,211,003 Preferred and Common Stock Warrants		234	165
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants		75	9
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants		91	88
Skillshare, Inc. (2)(12)	Internet and Media	139,073 Preferred Stock Warrants		162	2,407
Liqid, Inc.(2)(12)	Networking	243,942 Preferred Stock Warrants		164	164
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants		1,585	1,326
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,753 Preferred and Common Stock Warrants		101	—
Soraa, Inc. (2)(12)	Semiconductors	203,616 Preferred Stock Warrants		80	—
BriteCore Holdings, Inc. (2)(12)	Software	12,857 Preferred Stock Warrants		5	11
Education Elements, Inc. (2)(12)	Software	238,121 Preferred Stock Warrants		28	27
Keypath Education, Inc.(2)(12)	Software	900,000 Preferred Stock Warrants		158	349
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		22	279
OutboundEngine, Inc. (2)(12)	Software	620,000 Preferred Stock Warrants		80	33
Revinate, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants		46	51
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	291
SIGNiX, Inc. (12)	Software	186,045 Preferred Stock Warrants		225	—
Skyword, Inc. (12)	Software	301,055 Preferred and Common Stock Warrants		48	8
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants		138	174
Weblinc Corporation (2)(12)	Software	195,122 Preferred Stock Warrants		42	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants		177	3
Total Non-Affiliate Warrants — Technology				4,914	8,185
Non-Affiliate Warrants — Sustainability — 0.0% (8)
Tigo Energy, Inc. (2)(12)	Energy Efficiency	804,604 Preferred Stock Warrants		100	—
Total Non-Affiliate Warrants — Sustainability				100	—
Non-Affiliate Warrants — Healthcare information and services — 0.9% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	363,082 Preferred Stock Warrants		90	90
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants		101	1,171
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		74	—
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		62	196
Ontrak, Inc. (2)(5)(12)	Software	10,906 Common Stock Warrants		44	474
Total Non-Affiliate Warrants — Healthcare information and services				371	1,931
Total Non-Affiliate Warrants				7,474	14,031

Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		14	200
Total Non-Affiliate Other Investments				14	200

Non-Affiliate Equity — 0.7% (8)
Sunesis Pharmaceuticals, Inc. (5)	Biotechnology	1,308 Common Stock		83	3
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	82
Zeta Global Holdings Corp. (2)(12)	Internet and Media	18,405 Common Stock		240	240
Formetrix, Inc. (2)(12)	Materials	74,286 Common Stock		75	—
Clarabridge, Inc. (12)	Software	17,142 Preferred Stock		13	35
Lightspeed POS Inc. (5)	Software	17,037 Common Stock		1,200	1,200
Total Non-Affiliate Equity				1,620	1,560
Total Non-Affiliate Portfolio Investment Assets				$343,158	$343,498
Non-controlled Affiliate Investments — 3.5% (8)
Non-controlled Affiliate Debt Investments — Technology — 2.7% (8)
Decisyon, Inc. (12)	Software	Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	$1,182	$1,181	$1,181
		Term Loan (12.50% cash (Libor + 12.308%; Floor 12.50%), 12.00% ETP, Due 6/1/21)	646	626	626
		Term Loan (12.02% cash, Due 6/1/21)	239	227	227
		Term Loan (12.03% cash, Due 6/1/21)	238	228	228
		Term Loan (12.24% cash, Due 6/1/21)	705	685	685
		Term Loan (13.08% cash, Due 6/1/21)	276	276	276
		Term Loan (13.10% cash, Due 6/1/21)	184	183	183
StereoVision Imaging, Inc. (2)(12) (15)	Software	Term Loan (8.50% Cash (Libor + 7.03%; Floor 8.50%), 15.63% ETP, Due 1/1/22)	2,783	2,382	2,382
Total Non-controlled Affiliate Debt Investments — Technology				5,788	5,788
Non-controlled Affiliate Warrants — Technology — 0.0% (8)
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Total Non-controlled Affiliate Warrants — Technology				46	—
Non-controlled Affiliate Equity — Technology — 0.8% (8)
Decisyon, Inc. (12)	Software	72,638,663 Preferered and Common Stock		229	120
StereoVision Imaging, Inc. (2)(12)	Software	1,943,572 Preferred and Common Stock		791	1,639
Total Non-controlled Affiliate Equity				1,020	1,759
Total Non-controlled Affiliate Portfolio Investment Assets				$6,854	$7,547

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

The Company and Arena Sunset SPV, LLC (“Arena”) formed Horizon Funding I, LLC (“HFI”) as a Delaware limited liability company on May 9, 2018, with Horizon Secured Loan Fund I LLC, a Delaware limited liability company (“HSLFI”) as its sole member. HFI is a special purpose bankruptcy-remote entity and is a separate legal entity from HSLFI. Any assets conveyed to HFI are not available to creditors of HSLFI or any other entity other than HFI’s lenders.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2021, there was one debt investments on nonaccrual status with a cost of $3.0 million and a fair value of $2.8 million. As of December 31, 2020, there were two investments on non-accrual status with a cost of $13.9 million and a fair value of $8.8 million. For the three months ended September 30, 2021, the Company did not recognize any interest income from debt investments on non-accrual status. For the nine months ended September 30, 2021, the Company recognized, as interest income, payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status. For the three and nine months ended September 30, 2020, the Company recognized, as interest income, payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended September 30, 2021 and 2020 was 5.2% and 4.9%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2021 and 2020 was 6.7% and 5.9%, respectively.

In connection with substantially all lending arrangements, the Company receives warrants to purchase shares of stock from the borrower. The warrants are recorded as assets at estimated fair value on the grant date using the Black-Scholes valuation model. The warrants are considered loan fees and are recorded as unearned income on the grant date. The

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of September 30, 2021 and December 31, 2020 was $4.7 million and $3.2 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of September 30, 2021 and December 31, 2020 were $3.7 million and $4.1 million, respectively. The amortization expense for the three months ended September 30, 2021 and 2020 was $0.2 million. The amortization expense for the nine months ended September 30, 2021 and 2020 was $0.7 million and $0.8 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board (“FASB”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2020, the Company reclassified $0.2 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2021, $0.1 million and $0.2 million, respectively, was accrued for U.S. federal excise tax. For the three and nine months ended September 30, 2020, there was no U.S. federal excise tax accrued.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2021 and December 31, 2020. The Company’s income tax returns for the 2020, 2019 and 2018 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stockholders’ Equity

On August 2, 2019, the Company entered into an At-The-Market (“ATM”) sales agreement (the “2019 Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (each a “Sales Agent” and, collectively, the “Sales Agents”). The Prior Equity Distribution Agreement provided that the Company may offer and sell its shares from time to time through the Sales Agents up to $50.0 million worth of its common stock, in amounts and at times to be determined by the Company.

On July 30, 2020, the Company terminated the 2019 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2020 Equity Distribution Agreement”), with the Sales Agents. The 2020 Equity Distribution Agreement provided that the Company may offer and sell its shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by the Company.

On August 2, 2021, the Company terminated the 2020 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2021 Equity Distribution Agreement”), with the Sales Agents. The remaining shares available under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement are no longer available for issuance. The 2021 Equity Distribution Agreement provides that the Company may offer and sell its shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by the Company. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the three months ended September 30, 2021, the Company sold 395,068 shares of common stock under the 2020 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $6.6 million, including $0.2 million of offering expenses, from these sales.

During the nine months ended September 30, 2021, the Company sold 1,122,516 shares of common stock under the 2020 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $17.3 million, including $0.5 million of offering expenses, from these sales.

During the three months ended September 30, 2020, the Company sold 1,069,259 shares of common stock under the 2020 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $12.7 million, including $0.3 million of offering expenses, from these sales.

During the nine months ended September 30, 2020, the Company sold 2,787,160 shares of common stock under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $33.8 million, including $0.8 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2021, shares representing approximately $95.8 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 23, 2021, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2022 or the repurchase of $5.0 million of the Company’s common stock. During the three and nine months ended September 30, 2021 and 2020, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through September 30, 2021, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The base management fee payable at September 30, 2021 and December 31, 2020 was $0.7 million and $0.6 million, respectively. The base management fee expense was $2.0 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively. The base management fee expense was $5.6 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively.

The incentive fee has two parts, as follows:

The first part, which is subject to the Incentive Fee Cap and Deferral Mechanism, as defined below, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The performance based incentive fee expense was $2.0 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. The performance based incentive fee expense was $5.0 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the three and nine months ended September 30, 2021 and 2020. The performance based incentive fee payable as of September 30, 2021 and December 31, 2020 was $2.0 million and $1.0 million, respectively. The entire incentive fee payable as of September 30, 2021 and December 31, 2020 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. The administrative fee expense was $0.8 and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 4. Investments

The following table shows the Company’s investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Investments
Debt	$430,735	$429,936	$339,838	$333,495
Warrants	9,720	20,591	7,520	14,031
Other	1,450	1,325	1,514	1,700
Equity	1,284	494	2,640	3,319
Total investments	$443,189	$452,346	$351,512	$352,545

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Life Science
Biotechnology	$85,577	$85,094	$46,669	$46,898
Medical Device	103,831	104,126	109,330	110,567
Technology
Communications	22,843	25,912	270	351
Consumer-Related	94,611	95,699	60,349	60,847
Data Storage	476	1,059	23,429	23,824
Internet and Media	569	3,269	7,657	9,833
Materials	—	—	6,857	1,737
Networking	17,360	17,985	9,902	9,902
Power Management	1,585	2,755	1,585	1,326
Semiconductors	101	—	181	—
Software	59,584	58,652	60,238	60,755
Sustainability
Energy Efficiency	—	—	100	—
Waste Recycling	46,535	46,535	—	—
Healthcare Information and Services
Diagnostics	9,882	9,885	9,850	9,850
Other	175	1,179	14,989	15,985
Software	60	196	106	670
Total investments	$443,189	$452,346	$351,512	$352,545

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2021 were as follows:

			Nine months ended September 30, 2021
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	September 30,	Net realized	Interest
Company	2020	Purchases	Payments	fair value	accretion	gain/(loss)	2021	gain/(loss)	income

	(In thousands)
Decisyon, Inc. (1)	$1,181	$—	$—	$(1,181)	$—	$—	$—	$—	$41
	626	—	—	(638)	12	—	—	—	21
	227	—	—	(227)	—	—	—	—	7
	228	—	—	(228)	—	—	—	—	7
	685	—	—	(685)	—	—	—	—	22
	276	—	—	(276)	—	—	—	—	9
	183	—	—	(183)	—	—	—	—	6
	120	—	—	(120)	—	—	—	—	—
MVI (ABC) LLC fka StereoVision, Inc.	2,382	—	—	—	—	(168)	2,214	—	100
	—	250	—	—	—	(18)	232	—	—
		70	—	—	—	(5)	65	—	—
		326	—	—	—	(37)	289	—	—
	1,639	—	—	—	—	(1,639)	—	—	—
Total non-controlled affiliates	$7,547	$646	$—	$(3,538)	$12	$(1,867)	$2,800	$—	$213

(1)	As of September 30, 2021, the Company no longer owns 5% or more of the portfolio company.

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2020 were as follows:

			Year ended December 31, 2020
	Fair value at			Transfers		Net	Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	December 31,	Net realized	Interest
Company	2019	Purchases	Payments	fair value	accretion	gain/(loss)	2020	gain/(loss)	income

	(In thousands)
Decisyon, Inc.	$1,206	$—	$(25)	$—	$—	$—	$1,181	$—	$165
	639	(45)	(14)	—	46	—	626	—	87
	234	—	(7)	—	—	—	227	—	27
	234	—	(6)	—	—	—	228	—	27
	704	—	(19)	—	—	—	685	—	83
	283	—	(7)	—	—	—	276	—	35
	187	—	(4)	—	—	—	183	—	23
	75	45	—	—	—	—	120	—	—
StereoVision, Inc.	2,382	—	—	—	—	—	2,382	—	242
	2,653	—	—	—	—	(1,014)	1,639	—	—
Total non-controlled affiliates	$8,597	$—	$(82)	$—	$46	$(1,014)	$7,547	$—	$689

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the nine months ended September 30, 2021 were as follows:

			Nine months ended September 30, 2021

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	September 30,	Dividend
Company	2020	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2021	income

	(In thousands)
HESP LLC	1,500	—	(50)	—	—	(325)	—	1,125	—
Total controlled affiliates	$1,500	$—	$(50)	$—	$—	$(325)	$—	$1,125	$—

Transactions related to investments in controlled affiliated companies for the year ended December 31, 2020 were as follows:

			Year ended December 31, 2020

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2019	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2020	income

	(In thousands)
HSLFI(1)	$16,650	$—	$—	$(16,498)	$118	$(12)	$(258)	$—	$118
HESP LLC	—	—	—	1,500	—	—	—	1,500	—
Total controlled affiliates	$16,650	$—	$—	$(14,998)	$118	$(12)	$(258)	$1,500	$118

(1)	The Company and Arena were the members of HSLFI, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members provided cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions required unanimous approval of a quorum of HSLFI’s board of managers, which consisted of two representatives of the Company and Arena. Because management of HSLFI was shared equally between the Company and Arena, the Company did not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI. As of December 31, 2020, HLSFI is consolidated by the Company.

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At September 30, 2021 and December 31, 2020, the hypothetical market yields used ranged from 3% to 23% and 10% to 23%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of September 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2021:

September 30, 2021
	Fair	Valuation Techniques/	Unobservable			Weighted
Investment Type	Value	Methodologies	Input		Range	Average(1)

		(Dollars in thousands, except per share data)
Debt investments	$427,136	Discounted Expected Future Cash Flows	Hypothetical Market Yield		3% – 23%	12%
	2,800	Liquidation Scenario	Probability Weighting		10% – 60%	33%

Warrant investments	19,634	Black-Scholes Valuation Model	Price Per Share		$0.00 – $980.00	$22.65
			Average Industry Volatility		28%	28%
			Marketability Discount		20%	20%
			Estimated Time to Exit		1 to 4 years	3	years

	80	Estimated Proceeds	Price Per Share	`	$0.34	$0.34

Other investments	1,325	Multiple Probability Weighted Cash Flow Model	Discount Rate		0% – 25%	4%
			Probability Weighting		50% – 100%	58%

Equity investments	203	Last Equity Financing	Price Per Share		$0.00 – $1.00	$0.41

	183	Estimated Proceeds	Price Per Share		$10.70	$10.70

Total Level 3 investments	$451,361

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

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

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) are based on the closing public share price on the date of measurement. On September 30, 2021, the closing price of the 2026 Notes on the New York Stock Exchange was $25.88 per  note and had an aggregate fair value of $59.5 million. Therefore, the Company has categorized these borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on September 30, 2021, the Asset-Backed Notes were trading at par value and had an aggregate par value of $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$22,057	$—	$22,057
Restricted investments in money market funds	$—	$1,504	$—	$1,504
Debt investments	$—	$—	$429,936	$429,936
Warrant investments	—	877	19,714	20,591
Other investments	—	—	1,325	1,325
Equity investments	108	—	386	494
Total investments	$108	$877	$451,361	$452,346

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$27,199	$—	$27,199
Restricted investments in money market funds	$—	$1,057	$—	$1,057
Debt investments	$—	$—	$333,495	$333,495
Warrant investments	—	1,295	12,736	14,031
Other investments	—	—	1,700	1,700
Equity investments	1,202	—	2,117	3,319
Total investments	$1,202	$1,295	$350,048	$352,545

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2021:

	Three months ended September 30, 2021
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$385,814	$15,102	$237	$1,700	$402,853
Purchase of investments	98,592	—	—	—	98,592
Warrants and equity received and classified as Level 3	—	1,394	—	—	1,394
Principal payments received on investments	(53,588)	—	—	—	(53,588)
Proceeds from sale of investments	(34)	(1,519)	—	—	(1,553)
Net realized (loss) gain on investments	(40)	1,384	—	—	1,344
Unrealized appreciation (depreciation) included in earnings	798	3,353	149	(375)	3,925
Other	(1,606)	—	—	—	(1,606)
Level 3 assets, end of period	$429,936	$19,714	$386	$1,325	$451,361

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the three months ended September 30, 2021, there were no transfers out of Level 3.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2020:

	Three months ended September 30, 2020
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$342,722	$9,325	$2,146	$500	$354,693
Purchase of investments	16,094	—	—	—	16,094
Warrants and equity received and classified as Level 3	—	143	—	—	143
Principal payments received on investments	(49,947)	—	—	(14)	(49,961)
Proceeds from sale of investments	—	(863)	—	—	(863)
Net realized (loss) gain on investments	(313)	583	—	—	270
Unrealized appreciation (depreciation) included in earnings	(10,319)	793	(74)	(286)	(9,886)
Transfer of investment	—	—	—	—	—
Other	649	—	—	—	649
Level 3 assets, end of period	$298,886	$9,981	$2,072	$200	$311,139

During the three months ended September 30, 2020, there were no transfers in or out of Level 3.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2021:

	Nine months ended September 30, 2021
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$333,495	$12,736	$2,117	$1,700	$350,048
Purchase of investments	217,252	—	—	—	217,252
Warrants and equity received and classified as Level 3	—	2,313	—	—	2,313
Principal payments received on investments	(119,260)	—	—	—	(119,260)
Proceeds from sale of investments	(135)	(3,159)	—	(13)	(3,307)
Net realized (loss) gain on investments	(5,035)	2,566	—	—	(2,469)
Unrealized appreciation (depreciation) included in earnings	5,609	5,329	(1,682)	(362)	8,894
Transfer out of Level 3	—	(71)	(49)	—	(120)
Other	(1,990)	—	—	—	(1,990)
Level 3 assets, end of period	$429,936	$19,714	$386	$1,325	$451,361

During the nine months ended September 30, 2021, there were two transfers out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 2 upon the portfolio company becoming a public company. One transfer out of Level 3 related related to equity held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 1 upon the portfolio company becoming a public company.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2021 includes $0.3 million in unrealized depreciation on debt and other

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

investments,  $6.3 million in unrealized appreciation on warrant investments and $1.5 million in unrealized depreciation on equity investments.

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

As of September 30, 2021 and December 31, 2020, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Borrowings

The following table shows the Company’s borrowings as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$37,500	$87,500	$125,000	$28,000	$97,000
NYL Facility	100,000	65,750	34,250	100,000	22,250	77,750
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	—	—	—	37,375	37,375	—
2026 Notes	57,500	57,500	—	—	—	—
Total before debt issuance costs	382,500	260,750	121,750	362,375	187,625	174,750
Unamortized debt issuance costs attributable to term borrowings	—	(2,898)	—	—	(1,806)	—
Total borrowings outstanding, net	$382,500	$257,852	$121,750	$362,375	$185,819	$174,750

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

As of September 30, 2021, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of September 30, 2021, the asset coverage for borrowed amounts was 191%.

The Company entered into the Key Facility with Key effective November 4, 2013. On June 22, 2021, the Company amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which we may request advances under the Key Facility to June 22, 2024. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on June 22, 2026. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.14% on December 31, 2020. As of June 22, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 3.25% on September 30, 2021. The average interest rate for the three months ended September 30, 2021 and 2020 was 4.25%. The average interest rate for the nine months ended September 30, 2021 and 2020 was 4.25% and 4.42%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of September 30, 2021 and

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020, the Company had borrowing capacity under the Key Facility of $87.5 million and $97.0 million, respectively. At September 30, 2021 and December 31, 2020, $32.6 million and $24.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2021, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

On August 13, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the Asset-Backed Notes. The Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC on August 13, 2019.  There has been no change in the rating since August 13, 2019.

The Asset-Backed Notes were issued by the 2019-1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The reinvestment period of the Asset-Backed Notes ended July 15, 2021 and the maturity is September 15, 2027.

At September 30, 2021 and December 31, 2020, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2021 and December 31, 2020, there was approximately $1.1 million and $1.0 million of restricted investments, respectively.

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

On June 5, 2020, the Company amended the NYL Facility to extend the investment period to June 5, 2022 which will be followed by a five year amortization period. In addition, the stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. There were $65.8 million and $22.3 million in advances made by the NYL Noteholders as of September 30, 2021 and December 31, 2020, respectively, at an interest rate of 4.60%. As of September 30, 2021 and December 31, 2020, the Company had borrowing capacity under the NYL Facility of $34.2 million and $77.7 million, respectively. At September 30, 2021 and December 31, 2020, $12.5 million and $0.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

The balance of unfunded commitments to extend credit was $82.7 million and $91.5 million as of September 30, 2021 and December 31, 2020, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2021:

	September 30, 2021
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability

	(In thousands)
Alula Holdings Inc.	$2,000	$27
Branded Online, Inc.	2,500	138
Canary Medical Inc.	5,000	68
Ceribell, Inc.	10,000	64
Clara Foods Co.	3,000	29
DropOff, Inc.	10,000	213
E La Carte, Inc.	2,500	21
Emalex Biosciences, Inc.	10,000	103
Embody, Inc.	2,000	20
IDbyDNA, Inc.	5,000	68
InfoBionic, Inc.	1,000	37
Liqid, Inc.	2,500	155
Liquiglide, Inc.	2,000	34
MVI (ABC), LLC	187	—
Provivi, Inc.	5,000	75
Sonex Health, Inc.	5,000	81
Spineology Inc.	2,500	25
Stealth BioTherapeutics Corp	10,000	251
Unagi, Inc.	2,500	27
Total	$82,687	$1,436

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2021, which totaled $1.4 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 27% and 28% of total debt investments outstanding as of September 30, 2021 and December 31, 2020, respectively. No single debt investment represented more than 10% of the total debt investments as of September 30, 2021 and December 31, 2020. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 21% and 29% of total interest and fee income on investments for the three months ended September 30, 2021 and 2020, respectively. Interest income from the five largest

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

debt investments accounted for 13% and 25% of total interest and fee income on investments for the nine months ended September 30, 2021 and 2020, respectively.

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2021 and for the year ended December 31, 2020:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

			(In thousands, except share and per share data)
Nine Months Ended September 30, 2021
7/23/21	11/18/21	12/15/21	$0.10	$—	—	$—
7/23/21	10/19/21	11/16/21	0.10	—	—	—
7/23/21	9/17/21	10/15/21	0.10	2,007	2,068	36
4/23/21	8/18/21	9/15/21	0.10	1,996	2,041	34
4/23/21	7/20/21	8/16/21	0.10	1,983	1,937	34
4/23/21	6/17/21	7/16/21	0.10	1,964	1,888	33
2/26/21	5/18/21	6/15/21	0.10	1,964	1,671	29
2/26/21	4/20/21	5/14/21	0.10	1,937	1,794	29
2/26/21	3/18/21	4/16/21	0.10	1,938	1,653	28
			$0.90	$13,789	13,052	$223
Year Ended December 31, 2020
10/26/20	2/19/21	3/16/21	$0.10	$1,904	1,729	$24
10/26/20	1/20/21	2/17/21	0.10	1,904	1,681	25
10/26/20	12/17/20	1/15/21	0.10	1,903	1,909	26
7/24/20	11/18/20	12/15/20	0.10	1,862	1,699	22
7/24/20	10/20/20	11/16/20	0.10	1,815	1,730	21
7/24/20	9/17/20	10/16/20	0.10	1,813	1,674	22
4/24/20	8/18/20	9/15/20	0.10	1,745	1,588	19
4/24/20	7/17/20	8/14/20	0.10	1,710	1,586	20
4/24/20	6/18/20	7/15/20	0.10	1,703	1,710	20
2/28/20	5/19/20	6/16/20	0.10	1,667	1,646	18
2/28/20	4/17/20	5/15/20	0.10	1,667	1,879	19
2/28/20	3/18/20	4/15/20	0.15	2,496	3,144	30
			$1.25	$22,189	21,975	$266

On October 22, 2021, the Board declared monthly distributions per share and a special distribution per share, payable as set forth in the following tables:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
December 16, 2021	December 17, 2021	January 14, 2022	$0.10
January 18, 2022	January 19, 2022	February 16, 2022	$0.10
February 17, 2022	February 18, 2022	March 16, 2022	$0.10

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Special distribution

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
November 17, 2021	November 18, 2021	December 15, 2021	$0.05

After paying distributions of $0.30 per share and earning net investment income of $0.40 per share for the quarter, the Company’s undistributed spillover income as of September 30, 2021 was $0.44 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Nine months ended September 30,
	2021		2020

	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.02		$11.83
Net investment income	1.02		0.98
Realized (loss) gain	(0.14)		0.23
Unrealized appreciation (depreciation) on investments	0.41		(0.98)
Net increase in net assets resulting from operations	1.29		0.23
Distributions declared(1)	(0.90)		(0.95)
From net investment income	(0.90)		(0.95)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.22		0.06
Net asset value at end of period	$11.63		$11.17
Per share market value, beginning of period	$13.24		$12.93
Per share market value, end of period	$16.26		$12.28
Total return based on a market value (3)	29.6%		2.3%
Shares outstanding at end of period	20,425,175		18,365,913
Ratios to average net assets:
Expenses without incentive fees	10.6	%(4)	10.1	%(4)
Incentive fees	3.0	%(4)	2.9	%(4)
Net expenses	13.6	%(4)	13.0	%(4)
Net investment income with incentive fees	12.1	%(4)	11.5	%(4)
Net assets at the end of the period	$237,590		$205,171
Average net asset value	$223,031		$195,978
Average debt per share	$11.07		$10.39
Portfolio turnover ratio	29.0	%(5)	29.9	%(5)

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(4)	Annualized.
(5)	Calculated by dividing the lesser of purchases or the sum of (1) principal prepayments and (2) maturities by the monthly average debt investment balance.

Note 12. Subsequent Events

On October 5, 2021, the Company funded a $2.5 million debt investment to an existing portfolio company, Branded Online, Inc.

On October 8, 2021, Getaround, Inc. prepaid its outstanding principal balance of $25.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in Getaround, Inc.

On October 12, 2021, Topia Mobility, Inc. prepaid its outstanding principal balance of $10.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in Topia Mobility, Inc.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” As of September 30, 2021, 92.0%, or $395.4 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio

	(Dollars in thousands)
Debt investments	43	$429,936	95.0%	34	$333,495	94.6%
Warrants	69	20,591	4.6	60	14,031	4.0
Other investments	2	1,325	0.3	2	1,700	0.5
Equity	5	494	0.1	8	3,319	0.9
Total		$452,346	100.0%		$352,545	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Beginning portfolio	$404,121	$355,880	$352,545	$319,551
New debt investments	98,592	16,094	217,252	121,648
Principal payments received on investments	(3,221)	(6,419)	(11,303)	(20,344)
Early pay-offs	(50,367)	(43,542)	(107,957)	(90,785)
Accretion of debt investment fees	1,016	795	3,186	3,080
New debt investment fees	(962)	(202)	(2,332)	(1,415)
Warrants received in settlment of fee income	—	—	—	978
Proceeds from sale of investments	(1,553)	(1,945)	(5,285)	(8,200)
Dividend income from controlled affiliate investment	—	—	—	118
Net realized gain (loss) on investments	1,344	1,178	(1,882)	3,945
Net unrealized appreciation (depreciation) on investments	3,376	(10,288)	8,122	(16,827)
Other	—	199	—	1
Ending portfolio	$452,346	$311,750	$452,346	$311,750

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio

	(Dollars in thousands)
Life Science
Biotechnology	$82,656	19.2%	$44,121	13.2%
Medical Device	102,122	23.8	107,726	32.3
Technology
Communications	22,567	5.2	—	—
Consumer-Related	93,128	21.7	59,022	17.7
Data Storage	—	—	22,953	7.0
Internet and Media	—	—	7,089	2.1
Materials	—	—	1,737	0.5
Networking	16,996	4.0	9,738	2.9
Software	56,647	13.1	56,535	17.0
Healthcare Information and Services
Diagnostics	9,792	2.3	9,760	2.9
Other Healthcare	—	—	14,814	4.4
Waste Recycling	46,028	10.7	—	—
Total	$429,936	100.0%	$333,495	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 27% and 28% of total debt investments outstanding as of September 30, 2021 and December 31, 2020, respectively. No single debt investment represented more than 10% of our total debt investments as of September 30, 2021 and December 31, 2020.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of September 30, 2021 and December 31, 2020, our debt investments had a weighted average credit rating of 3.1, and 3.2, respectively The following table shows the classification of our debt investment portfolio by credit rating as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments

	(Dollars in thousands)
Credit Rating
4	5	$56,337	13.1%	6	$77,950	23.4%
3	35	359,658	83.7	24	240,933	72.2
2	2	11,141	2.6	3	12,875	3.9
1	1	2,800	0.6	1	1,737	0.5
Total	43	$429,936	100.0%	34	$333,495	100.0%

As of September 30, 2021, there was one debt investments with an internal credit rating of 1, with an aggregate cost of $3.0 million and an aggregate fair value of $2.8 million. As of December 31, 2020, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $6.8 million and an aggregate fair value of $1.7 million.

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

Comparison of the three months ended September 30, 2021 and 2020

The following table shows consolidated results of operations for the three months ended September 30, 2021 and 2020:

	For the three months ended
	September 30,
	2021	2020

	(In thousands)
Total investment income	$16,367	$12,331
Total expenses	8,264	6,471
Net investment income before excise tax	8,103	5,860
Provision for excise tax	56	—
Net investment income	8,047	5,860
Net realized gain	1,344	1,178
Net unrealized appreciation (depreciation) on investments	3,376	(10,288)
Net increase (decrease) in net assets resulting from operations	$12,767	$(3,250)
Average debt investments, at fair value	$403,220	$325,809
Average borrowings outstanding	$239,147	$194,973

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $4.0 million, or 32.7%, to $16.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, total investment income consisted primarily of $14.0 million in interest income from investments, which included $3.8 million in income from the accretion of origination fees and ETPs and $2.3 million in fee income. Interest income on debt investments increased by $2.9 million, or 25.9%, to $14.0 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest income on debt investments for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 increased primarily due to an increase of $77.4 million, or 23.8%, in the average size of our debt investment portfolio. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $1.2 million, or 97.3%, to $2.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased primarily due the success fees received from two of our debt investments.

The following table shows our dollar-weighted annualized yield for the three months ended September 30, 2021 and 2020:

	For the three months ended
	September 30,
Investment type:	2021	2020
Debt investments(1)	16.2%	15.1%
All investments(1)	15.5%	14.6%

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (1) total related investment income during the period divided by (2) the average of the fair value of the investment type outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investment type is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 21% and 29% of investment income for the three months ended September 30, 2021 and 2020, respectively.

Expenses

Total expenses increased by $1.8 million, or 27.7%, to $8.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.5 million, or 19.4%, to $3.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $44.2 million, or 22.7%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 offset by a reduction in our effective cost of debt for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Base management fee expense increased by $0.4 million, or 23.6%, to $2.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Base management fee increased primarily due to an increase of $77.4, or 23.8%, in average debt investments for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Performance based incentive fee expense increased by $0.5 million, or 37.3%, to $2.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was due to an increase of $2.7 million, or 37.3%, in Pre-Incentive Fee Net Investment Income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Administrative fee expense, professional fees and general and administrative expenses were $1.1 million and $0.8 million for the three months ended September 30, 2021 and 2020.

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

During the three months ended September 30, 2021, we realized net gains on investments totaling $1.3 million primarily due to the realized gain from the consideration we received from exercise and sale of two of our warrant investments. During the three months ended September 30, 2020, we realized net gains totaling $1.2 million primarily due to the realized gain from the exercise and sale of one of our warrant investments and the termination of another warrant investment.

During the three months ended September 30, 2021, net unrealized appreciation on investments totaled $3.4 million which was primarily due to the unrealized appreciation on our warrant investments. During the three months ended September 30, 2020, net unrealized depreciation on investments totaled $10.3 million which was primarily due to the unrealized depreciation on two of our debt investments.

Comparison of the nine months ended September 30, 2021 and 2020

The following table shows consolidated results of operations for the nine months ended September 30, 2021 and 2020:

	For the nine months ended
	September 30,
	2021	2020

	(In thousands)
Total investment income	43,070	$35,969
Total expenses	22,735	19,120
Net investment income before excise tax	20,335	16,849
Provision for excise tax	174	—
Net investment income	20,161	16,849
Net realized (loss) gain	(2,767)	3,945
Net unrealized appreciation (depreciation) on investments	8,122	(16,827)
Net increase in net assets resulting from operations	$25,516	$3,967
Average debt investments, at fair value	$372,606	$313,633
Average borrowings outstanding	$219,531	$177,708

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment increased by $7.1 million, or 19.7%, to $43.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, total investment income consisted primarily of $39.2 million in interest income from investments, which included $9.6 million in income from the accretion of origination fees and ETPs and $3.9 million in fee income. Interest income on debt investments increased by $6.4 million, or 19.4%, to $39.2 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Interest income on debt investments for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 increased primarily due to an increase of $59.0 million, or 18.8%, in the average size of our debt investment portfolio. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.9 million, or 28.3%, to $3.9 million for the nine months ended September 30, 2021 compared the nine months ended September 30, 2020,  primarily due to higher fee income earned on prepayments and the success fees received from two of our debt investments.

The following table shows our dollar-weighted annualized yield for the nine months ended September 30, 2021 and 2020:

	For the nine months ended
	September 30,
Investment type:	2021	2020
Debt investments(1)	15.4%	15.2	%(2)
Equity interest in HSLFI and debt investments(1)	—%	15.0	%(3)
All investments(1)	14.7%	14.4	%(4)

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 13% and 25% of investment income for the nine months ended September 30, 2021 and 2020, respectively.

Expenses

Total expenses increased by $3.6 million, or 18.9%, to $22.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $1.5 million, or 19.8%, to $8.8 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $41.8 million, or 23.5%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 which was partially offset by a reduction in our effective cost of debt for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Base management fee expense increased by $0.7 million, or 15.0%, to $5.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Base management fee increased primarily due to an increase of $59.0 million, or 18.8%, in average debt investments for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Performance based incentive fee expense increased by $0.8 million, or 19.7%, to $5.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase was due to an increase of $4.1 million, or 19.7%, in Pre-Incentive Fee Net Investment Income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Administrative fee expense, professional fees and general and administrative expenses were $3.3 million and $2.7 million for the nine months ended September 30, 2021 and 2020.

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

During the nine months ended September 30, 2021, we realized net losses on investments totaling $2.4 million primarily due to the realized loss on the settlement of one of our debt investments partially offset by 1) the realized gain from the consideration we received from the termination of warrants upon the initial public offering of one portfolio company and 2) the realized gain from the consideration we received from exercise and sale of three of our warrant investments. During the same period, we elected to exercise our option to redeem, in full, our 2022 Notes at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of $0.4 million. During the nine months ended September 30, 2020, we realized net gains totaling $3.9 million primarily due to the realized gain from the consideration we received from the exercise and sale of warrants in five portfolio companies offset by the realized loss on the settlement of one of our debt investments.

During the nine months ended September 30, 2021, net unrealized appreciation on investments totaled $8.1 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on our warrant investments partially offset by the unrealized depreciation on one of our equity investments. During the nine months ended September 30, 2020, net unrealized depreciation on investments totaled $16.8 million which was primarily due to the unrealized depreciation on four of our debt investments.

Liquidity and capital resources

As of September 30, 2021 and December 31, 2020, we had cash and investments in money market funds of $42.9 million and $46.7 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of September 30, 2021 and December 31, 2020, we had $1.5 million and $1.1 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes or our NYL Facility. Our primary sources of capital have been from our public and private equity offerings, use of our Credit Facilities (as defined below) and issuance of our public debt offerings.

On August 2, 2019 we entered into an At-The-Market (“ATM”) sales agreement (the “2019 Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., (each a “Sales Agent” and, collectively, the “Sales Agents”). The 2019 Equity Distribution Agreement provided that we may offer and sell shares of common stock from time to time through the Sales Agents representing up to $50.0 million worth of our common stock, in amounts and at times to be determined by us.

On July 30, 2020, we terminated the 2019 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2020 Equity Distribution Agreement”), with the Sales Agents. The 2020 Equity Distribution Agreement provided that we may offer and sell its shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by us.

On August 2, 2021, we terminated the 2020 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2021 Equity Distribution Agreement”) with the Sales Agents. The remaining shares available under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement are no longer available for issuance. The 2021 Equity Distribution Agreement provides that we may offer and sell our shares from time to time through the Sales Agents up to $100.0 million worth of our common stock, in amounts and at times to be determined by us. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended September 30, 2021, we sold 395,068 shares of common stock under the 2020 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $6.6 million, including $0.2 million of offering expenses, from these sales.

During the nine months ended September 30, 2021, we sold 1,122,516 shares of common stock under the 2020 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $17.3 million, including $0.5 million of offering expenses, from these sales.

During the three months ended September 30, 2020, we sold 1,069,259 shares of common stock under the 2020 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $12.7 million, including $0.3 million of offering expenses, from these sales.

During the nine months ended September 30, 2020, we sold 2,787,160 shares of common stock under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $33.8 million, including $0.8 million of offering expenses, from these sales.

On April 23, 2021, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2022 or the repurchase of $5.0 million of our common stock. During the three and nine months ended September 30, 2021 and 2020, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through September 30, 2021, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At September 30, 2021 and December 31, 2020, the outstanding principal balance under our revolving credit facility with KeyBank National Association, or the Key Facility, and, together with the NYL Facility, the Credit Facilities, was $37.5 million and $28.0 million, respectively. As of September 30, 2021 and December 31, 2020, we had borrowing capacity under the Key Facility of $87.5 million and $97.0 million, respectively. At September 30, 2021 and December 31, 2020, $32.6 million and $24.8 million, respectively, were available for borrowing, subject to existing terms and advance rates.

At September 30, 2021 and December 31, 2020, the outstanding principal balance under the NYL Facility was $65.8 million and $22.3 million, respectively. As of September 30, 2021 and December 31, 2020, we had borrowing capacity under the NYL Facility of $34.2 million and $77.7 million, respectively. At September 30, 2021 and December 31, 2020, $12.5 million and $0.9, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $73.7 million for the nine months ended September 30, 2021, and our financing activities provided cash of $70.3 million for the same period. Our operating activities used cash to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the issuance of the 2026 Notes (as defined below), advances on our Credit Facilities and the sale of shares through our ATM for net proceeds of $17.3 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$37,500	$87,500	$125,000	$28,000	$97,000
NYL Facility	100,000	65,750	34,250	100,000	22,250	77,750
Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2022 Notes	—	—	—	37,375	37,375	—
2026 Notes	57,500	57,500	—	—	—	—
Total before debt issuance costs	382,500	260,750	121,750	362,375	187,625	174,750
Unamortized debt issuance costs attributable to term borrowings	—	(2,898)	—	—	(1,806)	—
Total borrowings outstanding, net	$382,500	$257,852	$121,750	$362,375	$185,819	$174,750

We entered into the Key Facility effective November 4, 2013. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.14% as of December 31, 2020. From June 22, 2021 through September 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 3.25% as of September 30, 2021. The interest rates in effect were 4.25% as of September 30, 2021 and December 31, 2020. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2021, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

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

At September 30, 2021, and December 31, 2020, the Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2021, and December 31, 2020, there was approximately $1.1 million and $1.0 million, respectively, of restricted investments.

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

On June 5, 2020, HFI amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $65.8 million and $22.3 million in notes issued to the NYL Noteholders as of September 30, 2021 and December 31, 2020, respectively, at an interest rate of 4.60%.

Other assets

As of September 30, 2021 and December 31, 2020, other assets were $2.7 million and $1.9 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2021:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years

	(In thousands)
Borrowings	$260,750	$20,145	$112,115	$128,490	$—
Unfunded commitments	82,687	76,187	6,500	—	—
Total	$343,437	$96,332	$118,615	$128,490	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2021, we had such unfunded commitments of $82.7 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of September 30, 2021, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Distributions

In order to qualify and be subject to tax as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Generally, in order to qualify as a RIC, we must derive at least 90% of our gross income for each tax year from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock, securities or foreign currencies, income derived from certain publicly traded partnerships, or other income derived with respect to our business of investing in stock or other securities. We must also meet certain asset diversification requirements at the end of each quarter of each tax year. Failure to meet these diversification requirements on the last day of a quarter may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices or times, and may cause us to incur substantial losses.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2021 and 2020, the Advisor earned $4.0 million and $3.1 million, respectively, pursuant to the Investment Management Agreement. During the nine months ended September 30, 2021 and 2020, the Advisor earned $10.6 million and $9.1 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Principals LLC f/k/a Horizon Technology Finance, LLC (“HTF Principals”) owns more than seventy percent (70%) of the Advisor. Our Chief Executive Officer, Robert D. Pomeroy Jr. and our President, Gerald A. Michaud own one hundred percent (100%) of HTF Principals. By virtue of their ownership interest in HTF Principals, Mr. Pomeroy and Mr. Michaud control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended September 30, 2021 and 2020, the Advisor earned $0.3 million and $0.2 million, respectively, pursuant to the Administration Agreement. During the nine months ended September 30, 2021 and 2020, the Advisor earned $0.8 million and $0.7 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and nine months ended September 30, 2021, we recognized as interest income interest payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status. For the three and nine months ended September 30, 2020, we recognized as interest income interest payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2021 and December 31, 2020.

Recent developments

On October 5, 2021, we funded a $2.5 million debt investment to an existing portfolio company, Branded Online, Inc.

On October 8, 2021, Getaround, Inc. prepaid its outstanding principal balance of $25.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. We continue to hold warrants in Getaround, Inc.

On October 12, 2021, Topia Mobility, Inc. prepaid its outstanding principal balance of $10.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. We continue to hold warrants in Topia Mobility, Inc.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2021 and December 31, 2020, 99% and 100%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on either a floating LIBOR index or the Prime Rate as published in the Wall Street Journal.

Based on our September 30, 2021 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at September 30, 2021, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)

	(In thousands)
Up 300 basis points	$10,679	$855	$9,824
Up 200 basis points	$6,479	$475	$6,004
Up 100 basis points	$3,052	$95	$2,957
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2021 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
1.1

Equity Distribution Agreement. Dated August 2, 2021, by and among Horizon Technology Finance Corporation, Horizon Technology Finance Management, LLC, Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 2, 2021)

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: October 26, 2021	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: October 26, 2021	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer