Form 10-K
period 2021-12-31
Horizon Technology Finance Corp
filed 2022-03-01
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2021 based on the closing price on that date of $17.27 on the Nasdaq Global Select Market was $340.0 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 21,473,728 shares of the Registrant’s common stock outstanding as of February 28, 2022.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms:

●	“we,” “us,” “our,” “the Company” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation, a Delaware corporation, and its consolidated subsidiaries;
●	The “Advisor” and the “Administrator” refer to Horizon Technology Finance Management LLC, a Delaware limited liability company;
●	“Credit II” refers to Horizon Credit II LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and our direct subsidiary;
●	“HSLFI” refers to Horizon Secured Loan Fund I, a joint venture formed with Arena Sunset SPV, LLC, or “Arena”. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase. As of April 21, 2020, HSLFI and its subsidiary are consolidated by the Company;
●	“HFI” refers to Horizon Funding I, LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and a wholly-owned subsidiary of HSLFI, our wholly-owned subsidiary;
●	“Key” refers to KeyBank National Association and “Key Facility” refers to the revolving credit facility with Key;
●	“NYL Noteholders” refers to several entities owned or affiliated with New York Life Insurance Company and “NYL Facility” refers to the the credit facility where the notes are issued to the NYL Noteholders;
●	“Credit Facilities” refers to collectively the Key Facility and the NYL Facility;
●	“2022 Notes” refers to the $37.4 million aggregate principal amount of our 6.25% unsecured notes due 2022, which were issued by us in September and October 2017 and redeemed by us on April 24, 2021;
●	“2026 Notes” or “Debt Securities” refers to the $57.5 million aggregate principal amount of our 4.875% unsecured notes due 2026, which were issued by us in March 2021;
●	“2019-1 Securitization” refers to the $160.0 million securitization of secured loans we completed on August 13, 2019;
●	“Asset-Backed Notes” refers to $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the 2019-1 Securitization; and
●	The “2019-1 Trust” refers to Horizon Funding Trust 2019-1, a Delaware trust.

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

Item 1.         Business

General

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively, “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings subject to a 150% asset coverage agreement. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to pay corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

Compass Horizon Funding Company LLC, or Compass Horizon, our predecessor company, commenced operations in March 2008. We are a Delaware corporation organized in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

From the commencement of operations of Compass Horizon on March 4, 2008 through December 31, 2021, we funded 224 portfolio companies and invested $1.8 billion in debt investments. As of December 31, 2021, our debt investment portfolio consisted of 45 debt investments with an aggregate fair value of $437.3 million. As of December 31, 2021, 87.6%, or $383.3 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2021, 23.8%, or $104.3 million, of our total debt investment portfolio at fair value was held through our 2019-1 Securitization. As of December 31, 2021, our net assets were $245.3 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade”. Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2021, our dollar-weighted annualized yield on average debt investments was 15.7%. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the year ended December 31, 2021, our investment portfolio had an overall total yield of 15.0%. We calculate the overall total yield for any period as (1) total investment income during the period divided by (2) the average of the fair value of investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The overall total yield is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

As of December 31, 2021, our debt investments had a dollar-weighted average term of 48 months from inception and a dollar-weighted average remaining term of 38 months. As of December 31, 2021, substantially all of our debt investments had an original committed principal amount of between $3 million and $28 million, repayment terms of between 15 and 60 months and bore current pay interest at annual interest rates of between 8% and 13%.

For the year ended December 31, 2021, our total return based on market value was 29.7%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) the aggregate amount of distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2021, we held warrants to purchase stock, predominantly preferred stock, in 73 portfolio companies, equity positions in three portfolio companies and success fee arrangements in six portfolio companies.

Our investment activities, and our day-to-day operations, are managed by our Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of our Advisor. Under an investment management agreement dated March 7, 2019, or the Investment Management Agreement, we have agreed to pay our Advisor a base management fee and an incentive fee for its advisory services to us. The Investment Management Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 22, 2021. We have also entered into an administration agreement, or the Administration Agreement, with our Advisor under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

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

Our Advisor is led by six senior managers including Robert D. Pomeroy, Jr., our Chief Executive Officer, Gerald A. Michaud, our President, Daniel R. Trolio, our Executive Vice President and Chief Financial Officer, John C. Bombara, our Executive Vice President, General Counsel and Chief Compliance Officer, Daniel S. Devorsetz, our Executive Vice President and Chief Investment Officer and Diane Earle, our Senior Vice President and Chief Credit Officer.

Our strategy

Our investment objective is to maximize our investment portfolio’s total return by generating current income from the loans we make and capital appreciation from the warrants we receive when making such loans. To further implement our business strategy, we expect our Advisor to continue to employ the following core strategies:

●	Structured investments in the venture capital and private and public equity markets. We make loans to development-stage companies within our Target Industries typically in the form of secured loans. The secured debt structure provides a lower risk strategy, as compared to equity or unsecured debt investments, to participate in the emerging technology markets because the debt structures we typically utilize provide collateral against the downside risk of loss, provide return of capital in a much shorter timeframe through current-pay interest and amortization of principal and have a senior position to equity in the borrower’s capital structure in the case of insolvency, wind down or bankruptcy. Unlike venture capital and private equity investments, our investment returns and return of our capital do not require equity investment exits such as mergers and acquisitions or initial public offerings. Instead, we receive returns on our debt investments primarily through regularly scheduled payments of principal and interest and, if necessary, liquidation of the collateral supporting the debt investment upon a default. Only the potential gains from warrants depend upon equity investment exits.
●	“Enterprise value” lending. We and our Advisor take an enterprise value approach to structuring and underwriting loans. Enterprise value includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the applicable portfolio company’s particular technology, service or customer base. We secure our position against the enterprise value of each portfolio company through a lien on all of the assets of the portfolio company or through a lien on all assets of the portfolio company except its intellectual property, with a prohibition on any other party taking a lien on such intellectual property.
●	Creative products with attractive risk-adjusted pricing. Each of our existing and prospective portfolio companies has its own unique funding needs for the capital provided from the proceeds of our Venture Loans. These funding needs include funds for additional development “runways”, funds to hire or retain sales staff or funds to invest in research and development in order to reach important technical milestones in advance of raising additional equity. Our loans include current-pay interest, commitment fees, end-of-term payments, or ETPs, pre-payment fees, success fees and non-utilization fees. We believe we have developed pricing tools, structuring techniques and valuation metrics that satisfy our portfolio companies’ financing requirements while mitigating risk and maximizing returns on our investments.
●	Opportunity for enhanced returns. To enhance our debt investment portfolio returns, in addition to interest and fees, we frequently obtain warrants to purchase the equity of our portfolio companies as additional consideration for making debt investments. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies has allowed us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate additional returns for our investors.
●	Direct origination. We originate transactions directly with technology, life science, healthcare information and services and sustainability companies. These transactions are referred to our Advisor from a number of sources, including referrals from, or direct solicitation of, venture capital and private equity firms, portfolio company management teams, legal firms, accounting firms, investment banks, portfolio company advisors and other lenders that represent companies within our Target Industries. Our Advisor has been the sole or lead originator in substantially all transactions in which the funds it manages have invested.
●	Disciplined and balanced underwriting and portfolio management. We use a disciplined underwriting process that includes obtaining information validation from multiple sources, extensive knowledge of our Target Industries, comparable industry valuation metrics and sophisticated financial analysis related to development-stage companies. Our Advisor’s due diligence on investment prospects includes obtaining and evaluating information on the prospective portfolio company’s technology, market opportunity, management team, fund raising history, investor support, valuation considerations, financial condition and projections. We seek to balance our investment portfolio to reduce the risk of down market cycles associated with any particular industry or sector,

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
●	Use of leverage. We use leverage to increase returns on equity through our Credit Facilities, through our 2026 Notes and through our 2019-1 Securitization. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, which include the following:

Consistently execute commitments and close transactions. Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $2.3 billion to more than 290 companies since operations commenced in 2004.

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

Well-known brand name. Our Advisor has originated Venture Loans to more than 290 companies in our Target Industries under the “Horizon Technology Finance” brand.

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

Investment criteria

We seek to invest in companies that vary by their stage of development, their Target Industries and sectors of Target Industries and their geographical location, as well as by the venture capital and private equity sponsors that support our portfolio companies. We also seek investments in public development stage companies. While we invest in companies at various stages of development, we require that prospective portfolio companies be beyond the seed stage of development and have received at least their first round of venture capital or private equity financing before we will consider making an investment. We expect a prospective portfolio company to demonstrate its ability to advance technology and increase its value over time.

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

Continuing support from one or more venture capital and private equity investors. We typically invest in companies in which one or more established venture capital and private equity investors have previously invested and continue to make a contribution to the management of the business. We believe that established venture capital and private equity investors can serve as committed partners and will assist their portfolio companies and their management teams in creating value. We take into consideration the total amount raised by the company, the valuation history, investor reserves for future investment and the expected timing and milestones to the next equity round financing. We also invest in public companies that we believe will continue to have access to the public markets for additional equity capital.

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

Enterprise and technology value. We expect that the enterprise value of a prospective portfolio company should substantially exceed the principal balance of debt borrowed by the company. Enterprise value for private companies includes the implied valuation based upon recent equity capital invested as well as the intrinsic value of the company’s particular technology, service or customer base. Enterprise value for public companies is the market capitalization of such company.

Market opportunity and exit strategy. We seek portfolio companies that are addressing market opportunities that capitalize on their competitive advantages. Competitive advantages may include unique technology, legally protected intellectual property, superior clinical results or significant market traction. As part of our investment analysis, we typically also consider potential realization of our private company warrants through merger, acquisition or initial public offering based upon comparable exits in the company’s Target Industry.

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

Base management fee. The base management fee is calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage; provided that, to the extent the Company’s gross assets (less cash and cash equivalents) exceed $250 million, the base management fee on the amount of such excess over $250 million is calculated at an annual rate of 1.60% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage.

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

Board Recommendation and Approval of the Investment Management Agreement

At a special meeting of the stockholders on October 30, 2018, the stockholders, upon the recommendation of the Board, approved a new Investment Management Agreement which became effective on March 7, 2019. The Investment Management Agreement was effective for two years from the date of approval and then must be annually reapproved by our Board for a one-year period. The Investment Management Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 22, 2021. When it considered recommending the approval of the Investment Management Agreement, our Board held a meeting at which it focused on information it received relating to (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

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

Administration Agreement

The Administration Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 22, 2021. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Board reviews the allocation of expenses shared with the Advisor or other clients of the Advisor, if any, on a periodic basis to confirm that the allocations are reasonable and appropriate in light of the provisions of the Investment Management Agreement and Administration Agreement and then-current circumstances.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
●	pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on stake holdings in investment companies. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be focused on relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we continue to operate as a non-diversified investment company in the future, we may be subject to greater risk.

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

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may become subject to a corporate-level income taxes on all of our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2021, 2020 and 2019 was 9.4%, 10.4% and 10.2%, respectively.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of

December 31, 2021 and (2) 150% at various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2021(1)	(26.02)%	(15.53)%	(5.04)%	5.45%	15.94%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(39.86)%	(24.68)%	(9.50)%	5.69%	20.87%

(1)	Assumes $514 million in total assets, $260 million in outstanding debt, $245 million in net assets, and an average cost of borrowed funds of 4.75% at December 31, 2021.
(2)	Assumes $744 million in total assets, $490 million in outstanding debt, $245 million in net assets, and an average cost of borrowed funds of 4.75% at December 31, 2021.

Based on our outstanding indebtedness of $260 million as of December 31, 2021 and the average cost of borrowed funds of 4.75% as of that date, our investment portfolio would have needed to experience an annual return of at least 2.80% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Based on an outstanding indebtedness of $490 million on an assumed 150% asset coverage ratio and an average cost of borrowed funds of 4.75%, our investment portfolio would need to experience an annual return of at least 3.46% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

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

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility, NYL Facility, 2026 Notes or the Asset-Backed Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until June 22, 2024. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on June 22, 2026, unless such date is extended in accordance with the terms of the Key Facility. We may borrow under the NYL Facility until June 5, 2022. After such date, we must repay the outstanding advances under the NYL Facility in accordance with its terms and conditions. All outstanding advances under the NYL Facility are due and payable on June 15, 2027, unless such date is extended in accordance with the terms of the NYL Facility. All outstanding amounts on our 2026 Notes are due and payable on March 30, 2026 unless redeemed prior to that date. The Asset-Backed Notes have a stated maturity of September 15, 2027. If we are unable to increase, renew or replace the Credit Facilities or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events will, for at least some time, impact us and our portfolio companies. In many instances, the impact may be adverse and profound. The effects of a public health emergency, such as COVID-19, may materially and adversely impact (i) our and our portfolio companies’ value and performance, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. See “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

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

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

On March 5 2021, the Financial Conduct Authority (“FCA”) and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings would cease after December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. As of the date of this filing, a substantial portion of our floating rate investments are linked to the prime rate. We expect that substantially all of our future floating rate investments will be linked to the prime rate. We may need to renegotiate any credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR terms as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Item 4.         Mine Safety Disclosures

Not applicable

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock

Our common stock is traded on Nasdaq, under the symbol “HRZN”. The last reported price for our common stock on February 28, 2022 was $15.56 per share, which represented a 35% premium to NAV per share. As of February 28, 2022 we had 19 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2021, 2020 and 2019.

Issuer Purchases of Equity Securities

On April 23, 2021, our Board extended a previously authorized stock repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. Unless extended by our Board, the repurchase program will expire on the earlier of June 30, 2022 and the repurchase of $5.0 million of common stock. During the quarter ended December 31, 2021, we did not repurchase any shares of our common stock. During the years ended December 31, 2021, 2020 and 2019, we did not repurchase any shares of our common stock. From the inception of the stock repurchase program through December 31, 2021, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Stock performance graph

MVIS US Business Development Companies

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the MVIS U.S. Business Development Companies Index, for the period from December 30, 2016 through December 31, 2021. The graph assumes that, on December 30, 2016, a person invested $100 in each of our common stock, the S&P 500 Index and the MVIS U.S. Business Development Companies Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of our annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

HRZN

HRZN Indexed Price Performance
300
275
250
225
200
175
150
125
100
75
50
25
0
12/30/2016
3/30/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
HRZN
S&P 500
MVIS US Business Development Companies

Item 6.         [Reserved]

Not applicable.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

COVID-19

Governments around the world remain highly focused on mitigating the risk of further spread of COVID-19 and continue to manage their response to the crisis, which has included measures such as quarantines, travel restrictions and business curtailments. COVID-19 has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted as of the filing of this Form 10-K.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or Senior Term Loans. Some of our debt investments may also be subordinated to term debt provided by third parties. As of December 31, 2021, 87.6%, or $383.3 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the relatively rapid amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings subject to a 150% asset coverage requirement. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio

	(Dollars in thousands)
Debt investments	45	$437,317	95.5%	34	$333,495	94.6%
Warrants	73	20,200	4.3	60	14,031	4.0
Other investments	2	200	0.1	2	1,700	0.5
Equity	3	358	0.1	8	3,319	0.9
Total		$458,075	100.0%		$352,545	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2021 and 2020:

	For the year ended
	December 31,
	2021	2020

Beginning portfolio	$352,545	$319,551
New debt investments	344,445	198,561
Principal payments received on investments	(13,474)	(24,829)
Early pay-offs	(174,536)	(121,429)
Accretion of debt investment fees	4,556	3,895
New debt investment fees	(3,261)	(2,353)
Warrants received in settlment of fee income	—	978
Proceeds from sale of investments	(52,954)	(8,335)
Dividend income from controlled affiliate investment	—	118
Net realized loss on investments	(2,451)	(13,727)
Net unrealized appreciation on investments	3,205	313
Other	—	(198)
Ending portfolio	$458,075	$352,545

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio

	(Dollars in thousands)
Life Science
Biotechnology	$106,809	24.4%	$44,121	13.2%
Medical Device	82,860	18.9	107,726	32.3
Technology
Communications	22,576	5.2	—	—
Consumer-Related	90,678	20.8	59,022	17.7
Data Storage	—	—	22,953	7.0
Internet and Media	—	—	7,089	2.1
Materials	—	—	1,737	0.5
Networking	17,026	3.9	9,738	2.9
Software	58,994	13.5	56,535	17.0
Sustainability
Waste Recycling	46,092	10.5	—	—
Healthcare Information and Services
Diagnostics	12,282	2.8	9,760	2.9
Other Healthcare	—	—	14,814	4.4
Total	$437,317	100.0%	$333,495	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 26% and 28% of total debt investments outstanding as of December 31, 2021 and 2020, respectively. No single debt investment represented more than 10% of our total debt investments as of December 31, 2021 or 2020.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2021 and 2020, our debt investments had a weighted average credit rating of 3.2. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments

	(Dollars in thousands)
Credit Rating
4	9	$104,863	24.0%	6	$77,950	23.4%
3	34	322,084	73.6	24	240,933	72.2
2	1	3,470	0.8	3	12,875	3.9
1	1	6,900	1.6	1	1,737	0.5
Total	45	$437,317	100.0%	34	$333,495	100.0%

As of December 31, 2021, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $11.5 million and an aggregate fair value of $6.9 million. As of December 31, 2020, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $6.8 million and an aggregate fair value of $1.7 million.

Horizon Secured Loan Fund I LLC

On June 1, 2018, we and Arena Sunset SPV, LLC, or Arena, formed a joint venture, Horizon Secured Loan Fund I, or HSLFI, to make investments, either directly or indirectly through subsidiaries, primarily in secured loans to development-stage companies in the technology, life science, healthcare information and services and sustainability industries. HSLFI was formed as a Delaware limited liability company and was not consolidated by either the Company or Arena for financial reporting purposes. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase, for $17.1 million. In addition, Arena received 50% of the warrants held by HSLFI or HFI, at closing. As of April 21, 2020, HSLFI is wholly-owned by the Company and the assets and liabilities of HSLFI and HFI are consolidated with the assets and liabilities of the Company. The transaction is accounted for as an asset acquisition under GAAP.

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

For the period
January 1, 2020
through
April 21, 2020
(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,353
Total investment income	$1,465
Total expenses	$1,229
Net investment income	$236
Net realized gain on investments	$120
Net unrealized depreciation on investments	$(392)
Net (decrease) increase in net assets resulting from operations	$(36)

Consolidated results of operations of Horizon Technology Finance Corporation

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2021, 2020 and 2019:

	For the year ended
	December 31,
	2021	2020	2019

	(In thousands)
Total investment income	$60,015	$46,035	$43,125
Total expenses	31,394	25,064	24,264
Performance based incentive fee waived	—	—	(1,848)
Net expenses	31,394	25,064	22,416
Net investment income before excise tax	28,621	20,971	20,709
Provision for excise tax	401	222	239
Net investment income	28,220	20,749	20,470
Net realized loss	(3,643)	(14,698)	(4,173)
Net unrealized appreciation on investments	3,205	313	3,201
Net increase in net assets resulting from operations	$27,782	$6,364	$19,498
Average debt investments, at fair value	$381,483	$313,478	$244,940
Average gross assets less cash	$413,552	$341,154	$284,752
Average borrowings outstanding	$225,746	$174,876	$135,419

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $14.0 million, or 30.4%, to $60.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For the year ended December 31, 2021, total investment income consisted primarily of $54.4 million in interest income from investments, which included $13.9 million in income from the accretion of origination fees and ETP and $5.6 million in fee income. Interest income on debt investments increased by $12.2 million, or 29.0%, to $54.4 million for the  year ended December 31, 2021 as compared to the  year ended December 31, 2020. Interest income on investments for the year ended December 31, 2021 as compared to the year ended December 31, 2020 increased primarily due to an increase of $68.0 million, or 21.7%, in the average size of our debt investment portfolio. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $1.9 million, or 50.4%, to $5.6 million for the year ended December 31, 2021 compared to the year ended

December 31, 2020 primarily due to a larger aggregate amount of principal prepayments for the year ended December 31, 2021.

Total investment income increased by $2.9 million, or 6.7%, to $46.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. For the year ended December 31, 2020, total investment income consisted primarily of $42.2 million in interest income from investments, which included $10.3 million in income from the accretion of origination fees and ETP, $3.7 million in fee income and $0.1 million in dividend income. Interest income on debt investments increased by $5.1 million, or 13.8%, to $42.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Interest income on investments for the year ended December 31, 2020 as compared to the year ended December 31, 2019 increased primarily due to an increase of $68.5 million, or 28.0%, in the average size of our debt investment portfolio partially offset by a decrease in one-month LIBOR which was the base rate for many of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.1 million, or 2.1%, to $3.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a decrease in fees earned on principal prepayments received.

The following table shows our dollar-weighted annualized yield for the years ended December 31, 2021, 2020 and 2019:

	For the year ended
	December 31,
Investment type:	2021	2020		2019
Debt investments(1)	15.7%	14.6	%(2)	16.7%
Equity interest in HSLFI and debt investments(1)	—%	14.5	%(3)	16.7%
Equity interest in HSLFI(1)(4)	—%	—	%(4)	16.2%
All investments(1)(5)	15.0%	13.9	%(4)	15.7%

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (1) total related investment income during the period divided by (2) the average of the fair value of the investment type outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investment type is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

(2)	Excludes any yield from equity interest in HSLFI through April 21, 2020, warrants, equity and other investments. Related investment income includes interest income and fee income from debt investments.

(3)	Excludes any yield from warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI through April 21, 2020, interest income and fee income from debt investments.

(4)	Excludes any yield from debt investments, warrants, equity and other investments. Related investment income includes dividend income from equity interest in HSLFI through April 21, 2020.

(5)	Includes any yield from equity interest in HSFLI through April 21, 2020, debt investments, warrants, equity and other investments. Related investment income includes interest income, fee income and dividend income.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 17%, 23% and 17% of investment income for the years ended December 31, 2021, 2020 and 2019, respectively.

Expenses

Net expenses increased by $6.3 million, or 25.3%, to $31.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Net expenses increased by $2.6 million, or 11.8%, to $25.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense, which includes the amortization of debt issuance costs, increased by $2.4 million, or 24.4%, to $12.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to an increase in average borrowings of $50.9 million, or 29.1%, offset by a reduction in our effective cost of debt. Interest expense, which includes the amortization of debt issuance costs, increased by $1.3 million, or 16.1%, to $9.7 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase in average borrowings of $39.5 million, or 29.1%, offset by a reduction in our effective cost of debt.

Base management fee expense increased by $1.2 million, or 17.9%, to $7.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to an increase of $72.4 million, or 21.2%, in average gross assets less cash for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Base management fee expense increased by $0.9 million, or 16.2%, to $6.5 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase of $56.4 million, or 19.8%, in average gross assets less cash for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

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

Performance based incentive fee expense increased by $1.9 million, or 36.0%, to $7.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was due to an increase of $9.3 million, or 36.0%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2021 compared to the year ended December 31, 2020. Performance based incentive fee expense, net of the waiver above, increased by $0.1 million, or 1.3%, to $5.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was due to an increase of $0.3 million, or 1.3%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2020 compared to the year ended December 31, 2019.

In 2021 and 2020, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2021 and 2020, we elected to carry forward taxable income in excess of current year distributions of $10.8 million and $6.2 million, respectively. At December 31, 2021 and 2020, excise tax payable of $0.4 million and $0.2 million, respectively, was recorded.

Administrative fee expense, professional fees and general and administrative expenses were $4.7 million, $3.7 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

During the year ended December 31, 2021, we realized net losses totaling $3.6 million primarily due to the realized loss on the settlement of three of our debt investments partially offset by 1) the realized gain from the consideration we received from the termination of warrants upon the initial public offering of one portfolio company and 2) the realized gain from the consideration we received from exercise and sale of five of our warrant investments. During the same period, we elected to exercise our option to redeem, in full, our 2022 Notes at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of $0.4 million. During the year ended December 31, 2020, we realized net losses totaling $14.7 million primarily due to the realied loss on the settlement of five of our debt investments partially offset by the realized gain from the consideration we received from the exercise and sale of warrants in six portfolio companies.

During the year ended December 31, 2021, net unrealized appreciation on investments totaling $3.2 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of three of our debt investments and (2) the unrealized appreciation on our warrant investments partially offset by the unrealized depreciation on one of our equity investments and the unrealized depreciation on one of our debt investments. During the year ended December 31, 2020, we recorded net unrealized appreciation on investments totaling $0.3 million due to the unrealized appreciation on our warrant investments offset by the unrealized depreciation on our debt and equity investments.

Liquidity and capital resources

As of December 31, 2021 and 2020, we had cash and investments in money market funds of $45.9 million and $46.7 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2021 and 2020, we had $1.4 million and $1.1 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our Asset-Backed Notes or our NYL Facility. Our primary sources of capital have been from our public and private equity offerings, use of our Credit Facilities and issuance of our public debt offerings.

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

On July 30, 2020, we terminated the 2019 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2020 Equity Distribution Agreement”) with the Sales Agents. The 2020 Equity Distribution Agreement provided that we may offer and sell its shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by us.

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

During the year ended December 31, 2021, we sold 1,907,234 shares of common stock under the 2020 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $30.1 million, including $0.8 million of offering expenses, from these sales. During the year ended December 31, 2020, we sold 3,702,500 shares of common stock under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $44.6 million, including $1.0 million of offering expenses, from these sales.

On April 23, 2021, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2022 or the repurchase of $5.0 million of our common stock. During the years ended December 31, 2021, 2020 and 2019, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through December 31, 2021, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At December 31, 2021 and 2020, the outstanding principal balance under the Key Facility was $53.5 million and $28.0 million, respectively. As of December 31, 2021 and 2020, we had borrowing capacity under the Key Facility of $71.5 million and $97.0 million, respectively. At December 31, 2021 and 2020, $19.8 million and $24.8 million, respectively, were available for borrowing, subject to existing terms and advance rates.

At December 31, 2021 and 2020, the outstanding principal balance under the NYL Facility was $78.8 million and $22.3 million, respectively. As of December 31, 2021 and 2020, we had borrowing capacity under the NYL Facility of $21.2 million and $77.7 million, respectively. At December 31, 2021 and 2020, $5.7 million and $0.9 million, respectively, were available for borrowing, subject to existing terms and advance rates.

Our operating activities used cash of $76.0 million for the year ended December 31, 2021, and our financing activities provided cash of $75.5 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the issuance of the 2026 Notes, advances on our Credit Facilities and the sale of shares through our ATM for net proceeds of $30.1 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by the use of cash to repay our Key Facility and 2022 Notes and to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$53,500	$71,500	$125,000	$28,000	$97,000
NYL Facility	100,000	78,750	21,250	100,000	22,250	77,750
Asset-Backed Notes	70,500	70,500	—	100,000	100,000	—
2022 Notes	—	—	—	37,375	37,375	—
2026 Notes	57,500	57,500	—	—	—	—
Total before debt issuance costs	353,000	260,250	92,750	362,375	187,625	174,750
Unamortized debt issuance costs attributable to term borrowings	—	(2,637)	—	—	(1,806)	—
Total borrowings outstanding, net	$353,000	$257,613	$92,750	$362,375	$185,819	$174,750

We entered into the Key Facility effective November 4, 2013. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.14% as of December 31, 2020. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 3.25% as of December 31, 2021. The interest rates in effect were 4.25% as of December 31, 2021 and 2020. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2021, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

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

At December 31, 2021 and 2020, the Asset-Backed Notes had an outstanding principal balance of $70.5 million and $100.0 million, respectively.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2021 and 2020, there was approximately $0.9 million and $1.0 million, respectively, of restricted investments.

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

On June 5, 2020, HFI amended the NYL Facility to extend the investment period to June 5, 2022. The investment period will be followed by a five year amortization period. The stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any obligation to make additional advances was conditioned on the occurrence of certain conditions, which were satisfied June 26, 2020. There were $78.8 million and $22.3 million in notes issued to the Noteholders as of December 31, 2021 and 2020, respectively, at an interest rate of 4.62% and 4.60%, respectively.

Other assets

As of December 31, 2021 and 2020, other assets were $2.5 million and $1.9 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2021:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years

	(In thousands)
Borrowings	$260,250	$12,233	$141,870	$106,147	$—
Unfunded commitments	114,500	113,250	1,250	—	—
Total	$374,750	$125,483	$143,120	$106,147	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2021, we had such unfunded commitments of $114.5 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of December 31, 2021, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2021, 2020 and 2019, the Advisor earned $14.7 million, $11.6 million and $10.7 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Principals LLC, f/k/a Horizon Technology Finance, LLC (“HTF Principals”) owns more than seventy percent (70%) of the Advisor. Our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud own one hundred percent (100%) of HTF Principals. By virtue of their ownership interest in HTF Principals, Mr.  Pomeroy and Mr. Michaud control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the years ended December 31, 2021, 2020 and 2019, the Advisor earned $1.3 million, $1.0 million and $0.9 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the year ended December 31, 2021, we recognized as interest income interest payments of $1.3 million received from two portfolio companies whose debt investment were on non-accrual status. For the year ended December 31, 2020 we recognized as interest income interest payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status. For the year ended December 31, 2019, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services – Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2021 and 2020.

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

Recent developments

On January 7, 2022, we funded a $1.3 million debt investment to an existing portfolio company, Unagi Inc.

On January 21, 2022, we funded a $7.5 million debt investment to a new portfolio company, Cognoa, Inc.

On January 26, 2022, we funded a $5.0 million debt investment to an existing portfolio company, Castle Creek Biosciences, Inc.

On January 28, 2022, we funded a $1.0 million debt investment to an existing portfolio company, Alula Holdings, Inc.

On February 1, 2022, we funded a $2.5 million debt investment to an existing portfolio company, Dropoff, Inc.

On February 7, 2022, we funded a $5.0 million debt investment to an existing portfolio company, Canary Medical Inc.

On February 10, 2022, we funded a $7.5 million debt investment to a new portfolio company, Lemongrass Holdings, Inc.

On February 11, 2022, Quip NYC Inc. prepaid its outstanding principal balance of $10.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. We continue to hold warrants in Quip NYC Inc.

On February 23, 2022, we funded a $2.5 million debt investment to an existing portfolio company, NextCar Holding Company, Inc.

On February 24, 2022, LiquiGlide, Inc. prepaid its outstanding principal balance of $2.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. We continue to hold warrants in Liquiglide, Inc.

On February 25, 2022, the Company amended its NYL Facility, increasing the commitment by $100 million to enable its wholly-owned subsidiary to issue up to $200 million of secured notes.  The amendment to the facility extends the investment period to June 2023 and the maturity date to June 2028. In addition, the amendment, among other things, reduces the applicable margin used to calculate the credit facility’s interest rate on the Company’s borrowings above $100 million. Such borrowings will be priced at the three-year USD mid-market swap rate plus 3.00%.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2021 and 2020, 100% and 100%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on the Prime Rate as published in the Wall Street Journal.

Based on our December 31, 2021 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at December 31, 2021, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)

	(In thousands)
Up 300 basis points	$11,506	$1,220	$10,286
Up 200 basis points	$7,163	$678	$6,485
Up 100 basis points	$3,312	$136	$3,176
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2026 Notes and our Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to an interest rate floor of 4.25% per annum, based on a prime rate index which resets monthly and the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 31, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Horizon Technology Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Horizon Technology Finance Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodians and/or brokers or the underlying investee. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 investments

The fair value of the Company’s Level 3 investments was $457.6 million as of December 31, 2021.

As described in Notes 2 and 6 to the consolidated financial statements, there is not a readily available market value for most of the investments in the Company’s portfolio. Such investments include debt, warrant, equity and other investments in venture capital and private equity backed companies. The valuation techniques used in estimating the fair value of these investments may vary based on the specific characteristics of the investments and require the use of certain significant unobservable inputs, such as the Company’s internally developed credit risk ratings, discounted expected future cash flows, hypothetical market yields, multiple probability weighted expected cash flow scenarios and portfolio company financial performance, among others.

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

Hartford, Connecticut
March 1, 2022

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Non-affiliate investments at fair value (cost of $452,387 and $343,158, respectively)	$458,075	$343,498
Non-controlled affiliate investments at fair value (cost of $0 and $6,854, respectively) (Note 5)	—	7,547
Controlled affiliate investments at fair value (cost of $1,450 and $1,500, respectively) (Note 5)	—	1,500
Total investments at fair value (cost of $453,837 and $351,512, respectively) (Note 4)	458,075	352,545
Cash	38,054	19,502
Investments in money market funds	7,868	27,199
Restricted investments in money market funds	1,359	1,057
Interest receivable	6,154	4,946
Other assets	2,450	1,908
Total assets	$513,960	$407,157

Liabilities
Borrowings (Note 7)	$257,613	$185,819
Distributions payable	6,365	5,786
Base management fee payable (Note 3)	706	563
Incentive fee payable (Note 3)	2,015	975
Other accrued expenses	1,926	1,417
Total liabilities	268,625	194,560

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 21,384,925 and 19,453,821 shares issued and 21,217,460 and 19,286,356 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	22	19
Paid-in capital in excess of par	301,359	271,287
Distributable earnings	(56,046)	(58,709)
Total net assets	245,335	212,597
Total liabilities and net assets	$513,960	$407,157
Net asset value per common share	$11.56	$11.02

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Investment income
Interest income on investments
Interest income on non-affiliate investments	$54,159	$41,503	$36,247
Interest income on affiliate investments	252	689	839
Total interest income on investments	54,411	42,192	37,086
Fee income
Prepayment fee income on non-affiliate investments	4,111	2,345	2,296
Fee income on non-affiliate investments	1,481	1,335	1,490
Fee income on affiliate investments	12	45	17
Total fee income	5,604	3,725	3,803
Dividend income
Dividend income on controlled affiliate investments	—	118	2,236
Total dividend income	—	118	2,236
Total investment income	60,015	46,035	43,125
Expenses
Interest expense	12,034	9,673	8,330
Base management fee (Note 3)	7,617	6,458	5,556
Performance based incentive fee (Note 3)	7,055	5,187	6,966
Administrative fee (Note 3)	1,285	1,016	907
Professional fees	1,892	1,540	1,537
General and administrative	1,511	1,190	968
Total expenses	31,394	25,064	24,264
Performance based incentive fee waived (Note 3)	—	—	(1,848)
Net expenses	31,394	25,064	22,416
Net investment income before excise tax	28,621	20,971	20,709
Provision for excise tax	401	222	239
Net investment income	28,220	20,749	20,470
Net realized and unrealized loss
Net realized loss on non-affiliate investments	(2,858)	(14,686)	(4,173)
Net realized loss on non-controlled affiliate investments	(390)	—	—
Net realized loss on controlled affiliate investments	—	(12)	—
Net realized loss on investments	(3,248)	(14,698)	(4,173)
Net realized loss on extinguishment of debt	(395)	—	—
Net realized loss	(3,643)	(14,698)	(4,173)
Net unrealized appreciation on non-affiliate investments	5,503	1,585	1,196
Net unrealized (depreciation) appreciation on non-controlled affiliate investments	(848)	(1,014)	2,019
Net unrealized depreciation on controlled affiliate investments	(1,450)	(258)	(14)
Net unrealized appreciation on investments	3,205	313	3,201
Net realized and unrealized loss	(438)	(14,385)	(972)
Net increase in net assets resulting from operations	$27,782	$6,364	$19,498
Net investment income per common share	$1.41	$1.18	$1.52
Net increase in net assets per common share	$1.39	$0.36	$1.45
Distributions declared per share	$1.25	$1.25	$1.20
Weighted average shares outstanding	20,027,420	17,534,528	13,478,234

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2018	11,535,129	$12	$179,616	$(45,371)	$134,257
Issuance of common stock, net of offering costs	4,012,844	4	47,097	—	47,101
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	20,470	20,470
Net realized loss on investments	—	—	—	(4,173)	(4,173)
Net unrealized appreciation on investments	—	—	—	3,201	3,201
Issuance of common stock under dividend reinvestment plan	15,317	—	186	—	186
Distributions declared	—	—	—	(16,987)	(16,987)
Reclassification of permanent tax differences (Note 2)	—	—	(239)	239	—
Balance at December 31, 2019	15,563,290	$16	$226,660	$(42,621)	$184,055
Issuance of common stock, net of offering costs	3,702,500	$3	$44,608	$—	$44,611
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	20,749	20,749
Net realized loss on investments	—	—	—	(14,698)	(14,698)
Net unrealized appreciation on investments	—	—	—	313	313
Issuance of common stock under dividend reinvestment plan	20,566	—	241	—	241
Distributions declared	—	—	—	(22,674)	(22,674)
Reclassification of permanent tax differences (Note 2)	—	—	(222)	222	—
Balance at December 31, 2020	19,286,356	$19	$271,287	$(58,709)	$212,597
Issuance of common stock, net of offering costs	1,907,234	$3	$30,083	$—	$30,086
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	28,220	28,220
Net realized loss on investments	—	—	—	(3,248)	(3,248)
Net realized loss on extinguishment of debt	—	—	—	(395)	(395)
Net unrealized appreciation on investments	—	—	—	3,205	3,205
Issuance of common stock under dividend reinvestment plan	23,870	—	390	—	390
Distributions declared	—	—	—	(25,520)	(25,520)
Reclassification of permanent tax differences (Note 2)	—	—	(401)	401	—
Balance at December 31, 2021	21,217,460	$22	$301,359	$(56,046)	$245,335

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$27,782	$6,364	$19,498
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	1,091	1,018	726
Net realized loss on investments	3,248	14,698	4,173
Net realized loss on extinguishment of debt	395	—	—
Net unrealized appreciation on investments	(3,205)	(313)	(3,201)
Purchase of investments	(344,445)	(198,561)	(200,832)
Principal payments received on investments	188,010	146,258	129,190
Proceeds from sale of investments	52,954	8,335	4,578
Investment in controlled affiliate investment	—	—	(1,900)
Distributions from controlled affiliate investment	—	—	715
Dividends from controlled affiliate investment	—	(118)	(2,236)
Equity received in settlement of fee income	—	(45)	—
Warrants received in settlement of fee income	—	(978)	—
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(173)	887	(679)
Increase in end-of-term payments	(1,652)	(1,066)	(885)
Decrease in unearned income	(1,295)	(1,408)	(1,586)
Increase in other assets	(394)	(189)	(16)
Increase in other accrued expenses	509	430	330
Increase in base management fee payable	143	44	97
Increase (decrease) in incentive fee payable	1,040	(638)	622
Net cash used in operating activities	(75,992)	(25,282)	(51,406)
Cash flows from financing activities:
Proceeds from issuance of 2026 Notes	57,500	—	—
Repayment of 2022 Notes	(37,375)	—	—
Repayment of Asset-Backed Notes	(29,500)	—	—
Proceeds from issuance of common stock, net of offering costs	30,086	44,611	47,101
Proceeds from Asset-Backed Notes	—	—	100,000
Advances on Credit Facilities	127,000	80,250	51,500
Repayment of Credit Facilities	(45,000)	(47,000)	(125,000)
Debt issuance costs	(2,645)	(890)	(1,808)
Distributions paid	(24,551)	(21,316)	(15,593)
Net cash provided by financing activities	75,515	55,655	56,200
Net (decrease) increase in cash, cash equivalents and restricted cash	(477)	30,373	4,794
Cash, cash equivalents and restricted cash:
Beginning of period	47,758	17,385	12,591
End of period	$47,281	$47,758	$17,385

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,706	$8,593	$7,671
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$3,355	$1,829	$2,723
Distributions payable	$6,365	$5,786	$4,669
Acquisition of controlled affiliate investment	—	16,498	—
End-of-term payments receivable	$5,238	$4,203	$3,900
Non-cash income	$4,580	$5,124	3,584

	Year ended December 31,
	2021	2020	2019
Cash	$38,054	$19,502	$6,465
Investments in money market funds	7,868	27,199	9,787
Restricted investments in money market funds	1,359	1,057	1,133
Total cash, cash equivalents and restricted cash	$47,281	$47,758	$17,385

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 186.7% (8)
Non-Affiliate Debt Investments — 178.3% (8)
Non-Affiliate Debt Investments — Life Science — 77.3% (8)
Castle Creek Pharmaceuticals Holdings, Inc.(2)(12)	Biotechnology	Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	$5,000	$4,957	$4,957
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,957	4,957
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,957	4,957
		Term Loan (9.30% cash (Libor + 7.50%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,957	4,957
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	5,000	4,909	4,909
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	5,000	4,909	4,909
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	2,500	2,454	2,454
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 2/1/25)	5,000	4,906	4,906
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 2/1/25)	5,000	4,906	4,906
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 4/1/25)	2,500	2,451	2,451
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 4/1/25)	2,500	2,451	2,451
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 6/1/24)	2,500	2,420	2,420
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 6/1/24)	2,500	2,472	2,472
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 11/1/25)	5,000	4,896	4,896
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 4/1/25)	2,500	2,465	2,465
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 7/1/25)	2,500	2,463	2,463
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 7/1/25)	5,000	4,850	4,850
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 7/1/25)	2,500	2,475	2,475
IMV Inc. (2)(5)(12)	Biotechnology	Term Loan (9.00% cash (Prime + 6.25%; Floor 9.00%), 5.00% ETP, Due 7/1/25)	5,000	4,799	4,799
		Term Loan (9.00% cash (Prime + 6.25%; Floor 9.00%), 5.00% ETP, Due 7/1/25)	2,500	2,462	2,462
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	4,028	4,011	4,011
Provivi, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,935	4,935
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,935	4,935
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,440	2,440
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,440	2,440
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,430	2,430
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,430	2,430
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 10/1/25)	5,000	4,631	4,631
		Term Loan (8.75% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 10/1/25)	2,500	2,441	2,441
Canary Medical Inc. (2)(12)	Medical Device	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,394	2,394
Ceribell, Inc. (2)(12)	Medical Device	Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,926	4,926
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,957	4,957
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	2,500	2,466	2,466
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	2,500	2,466	2,466
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	4,056	4,009	4,009
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	4,056	4,009	4,009

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(In thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,495	2,495
		Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,495	2,495
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,125	3,095	3,095
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	208	206	206
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	3,600	3,569	3,569
Embody, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 28.00% ETP, Due 8/1/26)	2,500	2,457	2,457
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 10/1/24)	3,500	3,397	3,397
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 6/1/25)	1,000	963	963
MacuLogix, Inc. (2)(12)(14)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 9/1/23)	7,500	7,447	4,481
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 9/1/23)	4,050	4,022	2,420
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,952	4,952
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,952	4,952
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,944	4,944
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,944	4,944
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,391	2,391
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,472	2,472
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,472	2,472
Spineology, Inc. (2)(12)	Medical Device	Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 1.00% ETP, Due 10/1/25)	5,000	4,928	4,928
Total Non-Affiliate Debt Investments — Life Science				194,237	189,669
Non-Affiliate Debt Investments — Sustainability — 18.8% (8)
LiquiGlide, Inc. (2)(12)	Waste Recycling	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	2,000	1,928	1,928
Nexii Building Solutions, Inc. (2)(12)	Waste Recycling	Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,322	7,322
		Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,322	7,322
		Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,322	7,322
Temperpack Technologies, Inc. (2)(12)	Waste Recycling	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,703	3,703
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,703	3,703
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	7,500	7,396	7,396
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	3,750	3,698	3,698
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	3,750	3,698	3,698
Total Non-Affiliate Debt Investments — Sustainability				46,092	46,092
Non-Affiliate Debt Investments — Technology — 77.2% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,442	7,442
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,442	7,442
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,442	7,442
		Convertible Note (3.00%, Due 7/1/23)	250	250	250
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,935	4,935
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,949	4,949
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	3,000	2,969	2,969
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 12/1/25)	1,000	968	968
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 1.85% ETP, Due 7/1/25)	5,000	4,928	4,928

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value

CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 5/1/26)	3,500	3,430	3,430
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,476	2,476
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,476	2,476
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 1/1/26	6,500	6,397	6,397
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 1/1/26	6,000	5,775	5,775
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 9.75% ETP, Due 1/1/24)	2,500	2,480	2,480
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 10.10% ETP, Due 1/1/26)	5,000	4,935	4,935
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 10.10% ETP, Due 1/1/26)	2,000	1,920	1,920
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,961	2,961
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,961	2,961
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 9/1/25)	3,000	2,955	2,955
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.25% cash (Prime + 8.00%; Floor 11.25%), 3.00% ETP, Due 4/1/26)	10,000	9,639	9,639
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.00% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	2,500	2,446	2,446
		Term Loan (11.00% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	1,250	1,234	1,234
Updater, Inc. (2)(12)	Consumer-related Technologies	Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,961	4,961
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,961	4,961
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,922	9,922
Liqid, Inc.(2)(12)	Networking	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,770	4,770
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,924	4,924
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,459	2,459
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,459	2,459
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,414	2,414
Branded Online, Inc. (2)(12)	Software	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 6.00% ETP, Due 9/1/26)	5,000	4,719	4,719
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 6.00% ETP, Due 11/1/26)	2,500	2,355	2,355
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 0% ETP, Due 7/1/23)	5,000	5,000	5,000
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,481	2,481
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,481	2,481
Decisyon, Inc. (12)	Software	Term Loan (12.68% cash (Prime + 9.23%; Floor 12.68%), 50.43% ETP, Due 1/1/23)	3,470	3,470	3,470
Dropoff, Inc. (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 4/1/26)	6,500	6,087	6,087
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 4/1/26)	6,000	5,816	5,816
E La Carte, Inc. (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,937	2,937
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,958	2,958
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	1,500	1,479	1,479

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(In thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)		Investments (6)	Value
Lytics, Inc. (2)(12)	Software	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 4.00% ETP, Due 7/1/25)	2,500	2,464	2,464
Reputation Institute, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 8/1/25)	5,000	4,905	4,905
Supply Network Visiblity Holdings LLC (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,458	3,458
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,458	3,458
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 12/1/25)	2,500	2,463	2,463
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 12/1/25)	2,500	2,463	2,463
Total Non-Affiliate Debt Investments — Technology				189,274	189,274
Non-Affiliate Debt Investments — Healthcare information and services — 5.0% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,902	4,902
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,936	4,936
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/26)	2,500	2,444	2,444
Total Non-Affiliate Debt Investments — Healthcare information and services				12,282	12,282
Total Non- Affiliate Debt Investments				441,885	437,317
Non-Affiliate Warrant Investments — 8.2% (8)
Non-Affiliate Warrants — Life Science — 1.0% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	317,306 Common Stock Warrants		311	27
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants		142	148
Celsion Corporation (2)(5)(12)	Biotechnology	295,053 Common Stock Warrants		65	1
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		54	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	92,002 Preferred Stock Warrants		139	162
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	21,120 Common Stock Warrants		36	3
IMV Inc. (2)(5)(12)	Biotechnology	284,090 Common Stock Warrants		64	64
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants		146	5
Provivi, Inc. (2)(12)	Biotechnology	164,608 Preferred Stock Warrants		278	519
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	9
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	795,455 Common Stock Warrants		264	45
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	110
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
AccuVein Inc. (2)(12)	Medical Device	1,175 Common Stock Warrants		24	—
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants		66	463
Canary Medical Inc. (2)(12)	Medical Device	7,292 Preferred Stock Warrants		53	45
Ceribell, Inc. (2)(12)	Medical Device	134,299 Preferred Stock Warrants		61	172
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	6,361,111 Preferred Stock Warrants		149	169
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants		154	108
CVRx, Inc.(2)(5)(12)	Medical Device	47,410 Common Stock Warrants		80	90
Infobionic, Inc. (2)(12)	Medical Device	317,647 Preferred Stock Warrants		124	121
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants		238	—
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	441,780 Preferred Stock Warrants		91	112
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants		83	122
Sonex Health, Inc. (2)(12)	Medical Device	484,250 Preferred Stock Warrants		77	75
VERO Biotech LLC (2)(12)	Medical Device	408 Preferred Stock Warrants		53	30
Total Non-Affiliate Warrants — Life Science				2,893	2,600
Non-Affiliate Warrants — Sustainability — 0.4% (8)
LiquiGlide, Inc. (2)(12)	Waste Recycling	61,359 Common Stock Warrants		39	36
Nexii Building Solutions, Inc. (2)(12)	Waste Recycling	142,405 Common Stock Warrants		356	331
Temperpack Technologies, Inc. (2)(12)	Waste Recycling	48,756 Preferred Stock Warrants		107	552
Total Non-Affiliate Warrants — Sustainability				502	919
Non-Affiliate Warrants — Technology — 6.2% (8)
Axiom Space, Inc. (2)(12)	Communications	1,991 Common Stock Warrants		45	42
Intelepeer Holdings, Inc. (2)(12)	Communications	2,936,535 Preferred Stock Warrants		140	3,141
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	161
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	20,000 Preferred Stock Warrants		93	70
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants		195	1
Better Place Forests Co. (2)(12)	Consumer-related Technologies	9,353 Preferred Stock Warrants		23	23
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	823
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	17,605 Preferred Stock Warrants		22	22
Clara Foods Co. (2)(12)	Consumer-related Technologies	46,745 Preferred Stock Warrants		30	368
Getaround, Inc. (2)(12)	Consumer-related Technologies	651,040 Preferred Stock Warrants		450	367

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(In thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Interior Define, Inc. (2)(12)	Consumer-related Technologies	553,710 Preferred Stock Warrants		103	103
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	310,463 Preferred Stock Warrants		47	47
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	553,778 Preferred Stock Warrants		57	51
Quip NYC Inc. (2)(12)	Consumer-related Technologies	6,191 Preferred Stock Warrants		324	503
Unagi, Inc. (2)(12)	Consumer-related Technologies	134,421 Preferred Stock Warrants		25	24
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants		34	31
CPG Beyond, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants		242	859
Silk, Inc. (2)(12)	Data Storage	44,211,003 Preferred and Common Stock Warrants		234	188
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants		75	6
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants		92	741
Skillshare, Inc. (2)(12)	Internet and Media	139,074 Preferred Stock Warrants		162	2,403
Liqid, Inc.(2)(12)	Networking	344,102 Preferred Stock Warrants		364	938
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants		1,585	2,609
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,753 Preferred and Common Stock Warrants		101	—
Branded Online, Inc. (2)(12)	Software	16,678 Common Stock Warrants		370	443
BriteCore Holdings, Inc. (2)(12)	Software	55,591 Preferred Stock Warrants		5	37
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Dropoff, Inc. (2)(12)	Software	482,283 Common Stock Warrants		397	395
E La Carte, Inc. (2)(12)	Software	181,947 Preferred Stock Warrants		61	53
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		23	276
Lytics, Inc. (2)(12)	Software	26,733 Preferred Stock Warrants		12	12
Reputation Institute, Inc. (2)(12)	Software	3,731 Preferred Stock Warrants		54	52
Revinate Holdings, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants		44	66
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants		12	292
SIGNiX, Inc. (12)	Software	186,235 Preferred Stock Warrants		224	—
Skyword, Inc. (12)	Software	301,055 Preferred and Common Stock Warrants		49	4
Supply Network Visiblity Holdings LLC (2)(12)	Software	682 Preferred Stock Warrants		64	62
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants		138	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants		179	1
Total Non-Affiliate Warrants — Technology				6,281	15,214
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	472,006 Preferred Stock Warrants		112	95
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants		101	1,177
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants		74	—
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants		60	195
Total Non-Affiliate Warrants — Healthcare information and services				347	1,467
Total Non-Affiliate Warrants				10,023	20,200
Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				—	200
Non-Affiliate Equity — 0.1% (8)
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock		9	83
Zeta Global Holdings Corp. (2)(5)(12)	Internet and Media	18,405 Common Stock		240	155
Decisyon, Inc. (12)	Software	72,638,663 Preferered and Common Stock		230	120
Total Non-Affiliate Equity				479	358
Total Non-Affiliate Portfolio Investment Assets				$452,387	$458,075
Controlled Affiliate Investments — 0.0% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.0% (8)
HESP LLC (12)(13)	Biotechnology	Other Investment		$1,450	$—
Total Controlled Affiliate Other Investments				1,450	—
Total Controlled Affiliate Portfolio Investment Assets				$1,450	$—
Total Portfolio Investment Assets — 186.7% (8)				$453,837	$458,075

Short Term Investments — Unrestricted Investments — 3.2% (8)
US Bank Money Market Deposit Account				$7,868	$7,868
Total Short Term Investments — Unrestricted Investments				$7,868	$7,868

Short Term Investments — Restricted Investments — 0.6% (8)
US Bank Money Market Deposit Account				$1,359	$1,359
Total Short Term Investments — Restricted Investments				$1,359	$1,359

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
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
(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2021 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)	As of December 31, 2021, 5.8% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.
(11)	Debt investment has a payment-in-kind (“PIK”) feature.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	On July 8, 2020, Espero BioPharma, Inc. and its affiliates, Jacksonville Pharmaceuticals, Inc. and Espero Pharmaceuticals, Inc. (collectively, “Espero”) assigned substantially all of their assets to their respective assignment estates and respectively appointed PSE (ABC), LLC, PS PJAX (ABC), LLC, and PPSE (ABC), LLC (collectively, “Espero ABC”) to administer their respective estates and to facilitate the orderly sale and liquidation of their property and assets. On October 6, 2020, the Court of Chancery of the State of Delaware approved the transfer of the assets of Espero to the Company and Credit II or their designees in consideration for the Company and Credit II’s credit bid at auction of $7.0 million. On October 22, 2020, Espero ABC transferred the assets of Espero to HESP LLC, a Delaware limited liability company, wholly owned by the Company.
(14)	Debt investment is on non-accrual status as of December 31, 2021.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2020

(In thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Controlled Affiliate Investments — 0.7% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.7% (8)
HESP LLC (2)(12)(14)	Biotechnology	Other Investment	$1,500	$1,500
Total Controlled Affiliate Other Investments			1,500	1,500
Total Controlled Affiliate Portfolio Investment Assets			$1,500	$1,500

Total Portfolio Investment Assets — 165.8% (8)			$351,512	$352,545

Short Term Investments — Unrestricted Investments — 12.8% (8)
US Bank Money Market Deposit Account			$27,199	$27,199
Total Short Term Investments —Unrestricted Investments			$27,199	$27,199

Short Term Investments — Restricted Investments—0.5% (8)
US Bank Money Market Deposit Account			$1,057	$1,057
Total Short Term Investments —Restricted Investments			$1,057	$1,057

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”) with several entities owned or affiliated with New York Life Insurance Company (“NYL Noteholders”) and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (“the Asset-Backed Notes”).
(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).
(4)	All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the LIBOR are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2020 is provided.
(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)	Company did not have any non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act) as of December 31, 2020. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.
(11)	Debt investment has a PIK feature.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2020.
(14)	On July 8, 2020, Espero BioPharma, Inc. and its affiliates, Jacksonville Pharmaceuticals, Inc. and Espero Pharmaceuticals, Inc. (collectively, “Espero”) assigned substantially all of their assets to their respective assignment estates and respectively appointed PSE (ABC), LLC, PS PJAX (ABC), LLC, and PPSE (ABC), LLC (collectively, “Espero ABC”) to administer their respective estates and to facilitate the orderly sale and liquidation of their property and assets. On October 6, 2020, the Court of Chancery of the State of Delaware approved the transfer of the assets of Espero to the Company and Credit II or their designees in consideration for the Company and Credit II’s credit bid at auction of $7.0 million. On October 22, 2020, Espero ABC transferred the assets of Espero to HESP LLC, a Delaware limited liability company, wholly owned by the Company.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2021, there was one investment on non-accrual status with a cost of $11.5 million and a fair value of $6.9 million. As of December 31, 2020, there were two investments on non-accrual status with a cost of $13.9 million and a fair value of $8.8 million. For the year ended December 31, 2021, the Company recognized, as interest income, payments of $1.3 million received from two portfolio companies whose debt investments were on non-accrual status. For the year ended December 31, 2020, the Company recognized, as interest income, payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status. For the year ended December 31, 2019, the Company did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2021, 2020 and 2019 was 5.9%, 5.8% and 5.3%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of December 31, 2021 and 2020 was $4.3 million and $3.2 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of December 31, 2021 and 2020 were $3.2 million and $4.1 million, respectively. The amortization expense for the years ended December 31, 2021, 2020 and 2019 was $1.1 million, $1.0 million and $0.7 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board’s (“FASB’s”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the years ended December 31, 2021, 2020 and 2019, the Company reclassified $0.4 million, $0.2 million and $0.2 million, respectively, to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2021, 2020 and 2019, $0.4 million, $0.2 million and $0.2 million, respectively, was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2021 and 2020. The Company’s income tax returns for the 2020, 2019 and 2018 tax years remain subject to examination by U.S. federal and state tax authorities.

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

On July 30, 2020, we terminated the 2019 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2020 Equity Distribution Agreement”) with the Sales Agents. The 2020 Equity Distribution Agreement provided that we may offer and sell its shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by us.

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

During the year ended December 31, 2021, the Company sold 1,907,234 shares of common stock under the 2020 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $30.1 million, including $0.8 million of offering expenses, from these sales. During the year ended December 31, 2020, the Company sold 3,702,500 shares of common stock under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $44.6 million, including $1.0 million of offering expenses, from these sales. During the year ended December 31, 2019, the Company sold 2,012,844 shares of common stock under the 2019 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $24.0 million, including $0.6 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2021, shares representing approximately $82.8 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 23, 2021, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2022 or the repurchase of $5.0 million of the Company’s common stock. During the years ended December 31, 2021, 2020 and 2019, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through December 31, 2021, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Note 3.         Related party transactions

Investment Management Agreement

At a special meeting of the stockholders on October 30, 2018, the stockholders approved a new Investment Management Agreement which became effective on March 7, 2019. The new Investment Management Agreement replaced the previously effective Amended and Restated Investment Management Agreement dated as of October 28, 2010 and amended effective July 1, 2014. On October 22, 2021, the Board unanimously approved the renewal of the Investment Management Agreement. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at December 31, 2021 and 2020 was $0.7 million and $0.6 million, respectively. The base management fee expense was $7.6 million, $6.5 million and $5.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The net performance based incentive fee expense was $7.1 million, $5.2 million and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the years ended December 31, 2021, 2020 and 2019. The performance based incentive fee payable at December 31, 2021 and 2020 was $2.0 million and $1.0 million, respectively. The entire incentive fee payable at December 31, 2021 and 2020 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $1.3 million, $1.0 million and $0.9 million for years ended December 31, 2021, 2020 and 2019, respectively.

Note 4.         Investments

The following table shows the Company’s investments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Investments
Debt	$441,885	$437,317	$339,838	$333,495
Warrants	10,023	20,200	7,520	14,031
Other	1,450	200	1,514	1,700
Equity	479	358	2,640	3,319
Total investments	$453,837	$458,075	$351,512	$352,545

The following table shows the Company’s investments by industry sector as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Life Science
Biotechnology	$109,899	$107,902	$46,669	$46,898
Medical Device	88,681	84,567	109,330	110,567
Technology
Communications	22,853	25,920	270	351
Consumer-Related	92,158	93,194	60,349	60,847
Data Storage	476	1,047	23,429	23,824
Internet and Media	569	3,305	7,657	9,833
Materials	—	—	6,857	1,737
Networking	17,390	17,964	9,902	9,902
Power Management	1,585	2,609	1,585	1,326
Semiconductors	101	—	181	—
Software	60,902	60,807	60,238	60,755
Sustainability
Energy Efficiency	—	—	100	—
Waste Recycling	46,595	47,011	—	—
Healthcare Information and Services
Diagnostics	12,393	12,377	9,850	9,850
Other	175	1,177	14,989	15,985
Software	60	195	106	670
Total investments	$453,837	$458,075	$351,512	$352,545

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

The following tables show certain summarized financial information for HSLFI for the period January 1, 2020 through April 21, 2020 and for the year ended December 31, 2019:

	For the period
	January 1, 2020	For the year
	through	ended
	April 21, 2020	December 31, 2019
	(In thousands)	(In thousands)
Selected Statements of Operations Information
Interest income on investments	$1,353	$5,291
Total investment income	$1,465	$5,699
Total expenses	$1,229	$1,227
Net investment income	$236	$4,472
Net realized gain on investments	$120	$—
Net unrealized depreciation on investments	$(392)	$(28)
Net (decrease) increase in net assets resulting from operations	$(36)	$4,444

Note 5.         Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the  year ended December 31, 2021 were as follows:

			Year ended December 31, 2021
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2020	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2021	income

	(In thousands)
Decisyon, Inc. (1)	$1,181	$—	$—	$(1,181)	$—	$—	$—	$—	$41
	626	—	—	(638)	12	—	—	—	21
	227	—	—	(227)	—	—	—	—	7
	228	—	—	(228)	—	—	—	—	7
	685	—	—	(685)	—	—	—	—	22
	276	—	—	(276)	—	—	—	—	9
	183	—	—	(183)	—	—	—	—	6
	120	—	—	(120)	—	—	—	—	—
MVI (ABC) LLC fka StereoVision, Inc.	2,382	—	(2,783)	—	—	—	401	—	139
	—	250	(250)	—	—	—	—	—	—
	—	70	(70)	—	—	—	—	—	—
	—	330	(330)	—	—	—		—	—
	—	150	(150)	—	—	—	—	—	—
	1,639	—	—	—	—	(848)	(791)	—	—
Total non-controlled affiliates	$7,547	$800	$(3,583)	$(3,538)	$12	$(848)	$(390)	$—	$252

(1)	As of December 31, 2021, the Company no longer owns 5% or more of the portfolio company.

Transactions related to investments in non-controlled affiliated companies for the  year ended December 31, 2020 were as follows:

			Year ended December 31, 2020
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2019	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2020	income

	(In thousands)
Decisyon, Inc.	$1,206	$—	$(25)	$—	$—	$—	$—	$1,181	$165
	639	(45)	(14)	—	46	—	—	626	87
	234	—	(7)	—	—	—	—	227	27
	234	—	(6)	—	—	—	—	228	27
	704	—	(19)	—	—	—	—	685	83
	283	—	(7)	—	—	—	—	276	35
	187	—	(4)	—	—	—	—	183	23
	75	45	—	—	—	—	—	120	—
StereoVision, Inc.	2,382	—	—	—	—	—	—	2,382	242
	2,653	—	—	—	—	(1,014)	—	1,639	—
Total non-controlled affiliates	$8,597	$—	$(82)	$—	$46	$(1,014)	$—	$7,547	$689

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the  year ended December 31, 2021 were as follows:

			Year ended December 31, 2021

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2020	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2021	income

	(In thousands)
HESP LLC	1,500	—	(50)	—	—	(1,450)	—	—	—
Total controlled affiliates	$1,500	$—	$(50)	$—	$—	$(1,450)	$—	$—	$—

Transactions related to investments in controlled affiliated companies for the year ended December 31, 2020 were as follows:

			Year ended December 31, 2020

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2019	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2020	income

	(In thousands)
HSLFI(1)	$16,650	$—	$—	$(16,498)	$118	$(12)	$(258)	$—	$118
HESP LLC	—	—	—	1,500	—	—	—	1,500	—
Total controlled affiliates	$16,650	$—	$—	$(14,998)	$118	$(12)	$(258)	$1,500	$118

(1)	The Company and Arena were the members of HSLFI, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members provided cash or securities in portfolio companies to HSLFI in exchange for limited liability company equity interests. All HSLFI investment decisions required unanimous approval of a quorum of HSLFI’s board of managers, which consisted of two representatives of the Company and Arena. Because management of HSLFI was shared equally between the Company and Arena, the Company did not have sole control over significant actions of HSLFI for purposes of the 1940 Act or otherwise. On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI. As of December 31, 2020, HLSFI is consolidated by the Company.

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the year end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 2021 and 2020, the hypothetical market yields used ranged from 3% to 23% and 10% to 23%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of December 31, 2021 and 2020. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2021:

December 31, 2021
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)

		(Dollars in thousands, except per share data)
Debt investments	$430,417	Discounted Expected Future Cash Flows	Hypothetical Market Yield	3% – 23%	12%

	6,900	Multiple Probability Weighted Cash Flow Model	Probability Weighting	20% – 50%	33%

Warrant investments	19,837	Black-Scholes Valuation Model	Price Per Share	$0.00 – $980.00	$20.35
			Average Industry Volatility	25%	25%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	2	years

Other investments	200	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	0% – 100%	100%

Equity investments	203	Last Equity Financing	Price Per Share	$0.00 – $1.00	$0.41

Total Level 3 investments	$457,557

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

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

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2021, the closing price of the 2026 Notes on the New York Stock Exchange was $25.95 per note, or $59.7 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on December 31, 2021, the Asset-Backed Notes (as defined in Note 7) were trading at par value, or $70.5 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$7,868	$—	$7,868
Restricted investments in money market funds	$—	$1,359	$—	$1,359
Debt investments	$—	$—	$437,317	$437,317
Warrant investments	—	363	19,837	20,200
Other investments	—	—	200	200
Equity investments	155	—	203	358
Total investments	$155	$363	$457,557	$458,075

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$27,199	$—	$27,199
Restricted investments in money market funds	$—	$1,057	$—	$1,057
Debt investments	$—	$—	$333,495	$333,495
Warrant investments	—	1,295	12,736	14,031
Other investments	—	—	1,700	1,700
Equity investments	1,202	—	2,117	3,319
Total investments	$1,202	$1,295	$350,048	$352,545

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2021:

	Year ended December 31, 2021
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$333,495	$12,736	$2,117	$1,700	$350,048
Purchase of investments	344,445	—	—	—	344,445
Warrants and equity received and classified as Level 3	—	2,681	—	—	2,681
Principal payments received on investments	(188,010)	—	—	—	(188,010)
Proceeds from sale of investments	(47,436)	(3,241)	—	(13)	(50,690)
Net realized (loss) gain on investments	(5,033)	2,514	—	—	(2,519)
Unrealized appreciation (depreciation) included in earnings	1,836	5,218	(1,682)	(1,487)	3,885
Transfer out of Level 3	—	(71)	(232)	—	(303)
Other	(1,980)	—	—	—	(1,980)
Level 3 assets, end of period	$437,317	$19,837	$203	$200	$457,557

During the year ended December 31, 2021, there were three transfers out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level

2 upon the portfolio company becoming a public company. One transfer out of Level 3 related to equity held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 1 upon the portfolio company becoming a public company. One transfer out of Level 3 related to equity held in one portfolio company with an aggregate fair value of $0.2 million that was transferred to Level 1 upon the portfolio company being acquired by a public company.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2021 includes $5.6 million in unrealized depreciation on debt and other investments and $6.3 million in unrealized appreciation on warrant investments.

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

As of December 31, 2021 and 2020, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7.         Borrowings

The following table shows the Company’s borrowings as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$53,500	$71,500	$125,000	$28,000	$97,000
NYL Facility	100,000	78,750	21,250	100,000	22,250	77,750
Asset-Backed Notes	70,500	70,500	—	100,000	100,000	—
2022 Notes	—	—	—	37,375	37,375	—
2026 Notes	57,500	57,500	—	—	—	—
Total before debt issuance costs	353,000	260,250	92,750	362,375	187,625	174,750
Unamortized debt issuance costs attributable to term borrowings	—	(2,637)	—	—	(1,806)	—
Total borrowings outstanding, net	$353,000	$257,613	$92,750	$362,375	$185,819	$174,750

As of December 31, 2021, with certain limited exceptions, as a BDC, the Company is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of December 31, 2021, the asset coverage for borrowed amounts was 194%.

The Company entered into the Key Facility with Key effective November 4, 2013. On June 22, 2021, the Company amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the revolving period to June 22, 2024. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on June 22, 2026. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. The LIBOR rate was 0.14% as of December 31, 2020. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 3.25% on December 31, 2021. The average interest rate for the  years ended December 31, 2021 and 2020 was 4.25% and 4.38%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of December 31, 2021 and 2020, the Company had borrowing capacity under the Key Facility of $71.5 million and $97.0 million, respectively. At December 31, 2021 and 2020, $19.8 million and $24.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i)  rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii)  are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii)  are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv)  are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2021, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

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

As of December 31, 2021 and 2020, the Asset-Backed Notes had an outstanding principal balance of $70.5 million and $100.0 million, respectively.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2021 and 2020, there was approximately $0.9 million and $1.0 million of restricted investments, respectively.

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

On June 5, 2020, the Company amended the NYL Facility to extend the investment period to June 5, 2022 which will be followed by a five year amortization period. In addition, the stated final payment date was extended to June 15, 2027, subject to any extension of the investment period. The interest rate on the notes issued under the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. There were $78.8 million in advances made by the NYL Noteholders as of December 31, 2021 at an interest rate of 4.62%. As of December 31, 2021, the Company had borrowing capacity under the NYL Facility of $21.2 million. At December 31, 2021, $5.7 million was available for borrowing, subject to existing terms and advance rates.

The following table shows information about our senior securities as of December 31, 2021, 2020, 2019, 2018 and 2017:

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidation	Market
	Treasury	Coverage	Preference	Value per
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	Unit(4)

	(In thousands, except unit data)
Credit facilities
2021	$132,250	$3,823	—	N/A
2020	$50,250	$7,965	—	N/A
2019	$17,000	$19,908	—	N/A
2018	$90,500	$2,896	—	N/A
2017	$58,000	$3,973	—	N/A
2026 Notes
2021	$57,500	$8,793	—	$25.90
2022 Notes
2021	$—	$—	—	N/A
2020	$37,375	$10,708	—	$24.60
2019	$37,375	$9,055	—	$25.53
2018	$37,375	$7,014	—	$25.52
2017	$37,375	$6,166		$25.66
2019-1 Securitization
2021	$70,500	$7,171	—	N/A
2020	$100,000	$4,002	—	N/A
2019	$100,000	$3,384	—	N/A
Total senior securities
2021	$260,250	$1,943	—	N/A
2020	$187,625	$2,133	—	N/A
2019	$154,375	$2,192	—	N/A
2018	$127,875	$2,050	—	N/A
2017	$95,375	$2,416	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the original cost less accumulated depreciation, amortization or impairment of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount which the holder of such class of senior security would be entitled upon the voluntary liquidation of the applicable issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of securities.
(4)	Not applicable to the Company’s credit facilities and 2019-1 Securitization because such securities are not registered for public trading.

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

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Net increase in net assets resulting from operations	$27,782	$6,364	$19,498
Net unrealized appreciation on investments	(3,205)	(313)	(3,201)
Other book-tax differences	1,462	782	988
Change in capital loss carry forward	3,643	14,698	4,173
Taxable income before deductions for distributions	$29,682	$21,531	$21,458

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Ordinary income	$25,099	$21,592	$16,159
Total	$25,099	$21,592	$16,159

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2021	2020	2019

	(In thousands)
Undistributed ordinary income	$10,825	$6,242	$6,536
Long term capital loss carry forward	(63,571)	(59,928)	(45,230)
Unrealized appreciation	12,973	9,578	8,352
Unrealized depreciation	(8,738)	(8,545)	(7,596)
Other temporary differences	7,465	5,983	4,700
Total	$(41,046)	$(46,670)	$(33,238)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% excise tax on such income, as required. For the years ended December 31, 2021 and 2020, the Company elected to carry forward taxable income in excess of current year distributions of $10.8 million and $6.2 million, respectively. At December 31, 2021 and 2020, a provision for excise tax of $0.4 million and $0.2 million, respectively was recorded.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the years ended December 31, 2021, 2020 and 2019, the Company did not use any of its capital loss carry forward to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2021 and 2020 was $453.8 million and $351.5 million, respectively. The gross unrealized appreciation on investments at December 31, 2021 and 2020 was $12.9 million and $9.6 million, respectively. The gross unrealized depreciation on investments at December 31, 2021 and 2020 was $8.7 million and $8.5 million, respectively.

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

The balance of unfunded commitments to extend credit was $114.5 million and $91.5 million as of December 31, 2021 and 2020, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2021:

	December 31, 2021
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability

	(In thousands)
Alula Holdings Inc.	$1,000	$14
Better Place Forests Co.	7,500	9
CAMP NYC, Inc.	1,500	19
Canary Medical Inc.	5,000	68
Ceribell, Inc.	5,000	32
DropOff, Inc.	10,000	213
E La Carte, Inc.	2,500	21
Emalex Biosciences, Inc.	5,000	52
Embody, Inc.	2,000	20
Greenlight Biosciences, Inc.	10,000	125
IDbyDNA, Inc.	2,500	34
IMV Inc.	10,000	125
Interior Define, Inc.	10,000	233
Liqid, Inc.	2,500	155
Liquiglide, Inc.	2,000	33
Lytics, Inc.	1,250	—
NextCar Holding Company, Inc.	18,000	54
Sonex Health, Inc.	5,000	81
Spineology Inc.	2,500	25
Stealth BioTherapeutics Inc.	10,000	251
Unagi, Inc.	1,250	18
Total	$114,500	$1,582

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2021 which totaled $1.6 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 26% and 28% of total debt investments outstanding as of December 31, 2021 and 2020, respectively. No single debt investment represented more than 10% of the total debt investments as of December 31, 2021 or 2020. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 17%, 23% and 17% of total interest and fee income on investments for the  years ended December 31, 2021, 2020 and 2019, respectively.

Note 11.         Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2021 and 2010:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

			(In thousands, except share and per share data)
Year Ended December 31, 2021
10/22/21	2/18/22	3/16/22	$0.10	$—	—	$—
10/22/21	1/19/22	2/16/22	0.10	2,096	2,680	43
10/22/21	12/17/22	1/14/22	0.10	2,031	3,417	56
10/22/21	11/18/21	12/15/21	0.05	1,013	1,197	20
7/23/21	11/18/21	12/15/21	0.10	2,027	2,395	38
7/23/21	10/19/21	11/16/21	0.10	2,010	1,907	34
7/23/21	9/17/21	10/15/21	0.10	2,008	2,068	36
4/23/21	8/18/21	9/15/21	0.10	1,996	2,041	34
4/23/21	7/20/21	8/16/21	0.10	1,983	1,937	34
4/23/21	6/17/21	7/16/21	0.10	1,964	1,888	33
2/26/21	5/18/21	6/15/21	0.10	1,964	1,671	29
2/26/21	4/20/21	5/14/21	0.10	1,937	1,794	29
2/26/21	3/18/21	4/16/21	0.10	1,938	1,653	28
			$1.25	$20,871	21,968	$371
Year Ended December 31, 2020
10/26/20	2/19/21	3/16/21	$0.10	$1,904	1,729	$24
10/26/20	1/20/21	2/17/21	0.10	1,904	1,681	25
10/26/20	12/17/20	1/15/21	0.10	1,903	1,909	26
7/24/20	11/18/20	12/15/20	0.10	1,862	1,699	22
7/24/20	10/20/20	11/16/20	0.10	1,815	1,730	21
7/24/20	9/17/20	10/16/20	0.10	1,813	1,674	22
4/24/20	8/18/20	9/15/20	0.10	1,745	1,588	19
4/24/20	7/17/20	8/14/20	0.10	1,710	1,586	20
4/24/20	6/18/20	7/15/20	0.10	1,703	1,710	20
2/28/20	5/19/20	6/16/20	0.10	1,667	1,646	18
2/28/20	4/17/20	5/15/20	0.10	1,667	1,879	19
2/28/20	3/18/20	4/15/20	0.15	2,496	3,144	30
			$1.25	$22,189	21,975	$266

On February 25, 2022, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
March 17, 2022	March 18, 2022	April 14, 2022	$0.10
April 18, 2022	April 19, 2022	May 16, 2022	$0.10
May 17, 2022	May 18, 2022	June 15, 2022	$0.10

After paying distributions of $1.25 per share deemed paid for tax purposes in 2021, declaring on October 22, 2021 a distribution of $0.10 per share payable January 14, 2022, and taxable earnings of $1.48 per share in 2021, the Company’s undistributed spillover income as of December 31, 2021 was $0.51 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 12.         Subsequent events

On January 7, 2022, we funded a $1.3 million debt investment to an existing portfolio company, Unagi Inc.

On January 21, 2022, we funded a $7.5 million debt investment to a new portfolio company, Cognoa, Inc.

On January 26, 2022, we funded a $5.0 million debt investment to an existing portfolio company, Castle Creek Biosciences, Inc.

On January 28, 2022, we funded a $1.0 million debt investment to an existing portfolio company, Alula Holdings, Inc.

On February 1, 2022, we funded a $2.5 million debt investment to an existing portfolio company, Dropoff, Inc.

On February 7, 2022, we funded a $5.0 million debt investment to an existing portfolio company, Canary Medical Inc.

On February 10, 2022, we funded a $7.5 million debt investment to a new portfolio company, Lemongrass Holdings, Inc.

On February 11, 2022, Quip NYC Inc. prepaid its outstanding principal balance of $10.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in Quip NYC Inc.

On February 23, 2022, we funded a $2.5 million debt investment to an existing portfolio company, NextCar Holding Company, Inc.

On February 24, 2022, LiquiGlide, Inc. prepaid its outstanding principal balance of $2.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in Liquiglide, Inc.

On February 25, 2022, the Company amended its NYL Facility, increasing the commitment by $100 million to enable its wholly-owned subsidiary to issue up to $200 million of secured notes.  The amendment to the facility extends the investment period to June 2023 and the maturity date to June 2028. In addition, the amendment, among other things, reduces the applicable margin used to calculate the credit facility’s interest rate on the Company’s borrowings above $100 million. Such borrowings will be priced at the three-year USD mid-market swap rate plus 3.00%.

Note 13.         Financial highlights

The following table shows financial highlights for the Company:

	Year ended December 31,
	2021		2020		2019		2018		2017

	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.02		$11.83		$11.64		$11.72		$12.09
Net investment income	1.41		1.18		1.52		1.20		1.07
Realized (loss) gain	(0.18)		(0.84)		(0.31)		0.06		(1.84)
Unrealized appreciation (depreciation) on investments	0.16		0.02		0.24		(0.13)		1.60
Net increase in net assets resulting from operations	1.39		0.36		1.45		1.13		0.83
Distributions declared (1)	(1.25)		(1.25)		(1.20)		(1.20)		(1.20)
From net investment income	(1.25)		(1.25)		(1.20)		(1.20)		(1.20)
From net realized gain on investments	—		—		—		—		—
Return of capital	—		—		—		—		—
Other (2)	0.40		0.08		(0.06)		(0.01)		—
Net asset value at end of period	$11.56		$11.02		$11.83		$11.64		$11.72
Per share market value, beginning of period	$13.24		$12.93		$11.25		$11.22		$10.53
Per share market value, end of period	$15.92		$13.24		12.93		11.25		11.22
Total return based on a market value (3)	29.7%		12.1%		25.6%		11.0%		17.9%
Shares outstanding at end of period	21,217,460		19,286,356		15,563,290		11,535,129		11,520,406
Ratios to average net assets:
Expenses without incentive fees	10.5%		10.0%		10.8%		10.4%		8.6%
Incentive fees	3.1%		2.6%		3.2%		2.4%		1.2%
Net expenses	13.6%		12.6%		14.0%		12.8%		9.8%
Net investment income with incentive fees	12.2%		10.4%		12.8%		10.3%		9.0%
Ratios, without waivers, to average net assets:
Expenses without incentive value (4)	10.5%		10.0%		10.8%		10.4%		8.6%
Incentive fees (4)	3.1%		2.6%		4.4%		3.3%		1.3%
Net expenses (4)	13.6%		12.6%		15.2%		13.7%		9.9%
Net investment income with incentive fees (4)	12.2%		10.4%		11.6%		9.4%		8.9%
Net assets at the end of the period	$245,335		$212,597		$184,055		$134,257		$135,075
Average net asset value	$231,215		$199,302		$160,008		$134,364		$137,293
Average debt per share	$11.27		$9.97		$10.05		$8.62		$6.60
Portfolio turnover ratio	45.4	%(5)	38.7	%(5)	82.0	%(6)	50.4	%(6)	79.4	%(6)

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	During the years ended December 31, 2019, 2018 and 2017, the Advisor waived $1.8 million, $1.2 million and $0.1 million, respectively, of incentive fee.
(5)	Calculated by dividing the lesser of purchases or the sum of (1) principal prepayments and (2) maturities by the monthly average debt investment balance
(6)	Calculated by dividing net debt investment purchases by the monthly average debt investment balance.

Note 14. Summarized financial information for HSLFI

Horizon Secured Loan Fund I

Statements of Operations

(Dollars in thousands)

	For the period
	January 1, 2020	For the year
	through	ended
	April 21	December 31
	2020	2019
Investment income
Interest income	$1,353	$5,291
Prepayment fee income	112	389
Fee income	—	19
Total investment income	1,465	5,699
Expenses
Interest expense	1,165	1,101
General and administrative	64	126
Total expenses	1,229	1,227
Net investment income	236	4,472
Net realized and unrealized loss on investments
Net realized gain on investments	120	—
Net realized gain on investments	120	—
Net unrealized depreciation on investments	(392)	(28)
Net unrealized depreciation on investments	(392)	(28)
Net realized and unrealized loss on investments	(272)	(28)
Net (decrease) increase in net assets resulting from operations	$(36)	$4,444

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of December 31, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 9B.         Other Information

None

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.         Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.         Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)Financial statements

(1)	Financial statements — Refer to Item 8 starting on page 85.
(2)	Financial statement schedules — None
(3)	Exhibits

Exhibit No.	Description
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

4.4	Form of 6.25% Notes due 2022 (included as part of Exhibit 4.3)

4.5

Third Supplemental Indenture, dated as of September 29, 2017, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on March 30, 2021)

4.6	Form of 4.875% Notes due 2026 (included as part of Exhibit 4.5)

4.7*	Description of Securities

10.1	Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 8, 2019)

10.2	Form of Custodial Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 2, 2010)

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

10.7	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of August 12, 2015, by and among Horizon Credit II LLC, as the borrower, Alostar Bank of Commerce, as lender, and KeyBank National

Exhibit No.	Description
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

Exhibit No.	Description
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

10.27

Supplemental Indenture, dated as of June 5, 2020, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8 K, filed on June 26, 2020)

10.28

Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of June 29, 2020, among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed on June 30, 2020)

10.29

Equity Distribution Agreement, dated as of June 30, 2020, by and among the Company, Horizon Technology Management LLC, Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8 K, filed on July 30, 2020)

10.30

Underwriting Agreement, dated as of March 23, 2021, by and among the Company, Horizon Technology Finance Management LLC, and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named therein (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on March 25, 2021)

10.31

Second Amended and Restated Loan and Security Agreement, dated as of June 22, 2021, among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and

Exhibit No.	Description
agent (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 23, 2021)

10.32

Second Amended and Restated Sale and Servicing Agreement, dated as of June 22, 2021, by and among Horizon Credit II LLC, as the buyer, Horizon Technology Finance Corporation, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and KeyBank National Association, as the agent (Incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K, filed on June 23, 2021)

10.33

Amendment No. 3 to Sale and Servicing Agreement, dated as of February 25, 2022, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Lending Fund I LLC, as originator and seller, Horizon Technology Finance Corporation, the servicer, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on February 28, 2022).

10.34

Second Amended and Restated Note Funding Agreement, dated as of February 25, 2022, between Horizon Funding I, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on February 28, 2022).

10.35

Second Supplemental Indenture, dated as of February 25, 2022, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on February 28, 2022).

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on March 7, 2017)

21*	List of Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page hereto)

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K, filed on March 16, 2011)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: March 1, 2022	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors and Chief
Robert D. Pomeroy, Jr.	Executive Officer (Principal Executive Officer)	March 1, 2022

/s/ Daniel R. Trolio	Chief Financial Officer and
Daniel R. Trolio	Treasurer (Principal Financial and Accounting Officer)	March 1, 2022

/s/ Gerald A. Michaud
Gerald A. Michaud	President and Director	March 1, 2022

/s/ James J. Bottiglieri
James J. Bottiglieri	Director	March 1, 2022

/s/ Edmund V. Mahoney
Edmund V. Mahoney	Director	March 1, 2022

/s/ Elaine A. Sarsynski
Elaine A. Sarsynski	Director	March 1, 2022

/s/ Joseph J. Savage
Joseph J. Savage	Director	March 1, 2022