Form 10-Q
period 2022-03-31
Horizon Technology Finance Corp
filed 2022-05-03
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of May 3, 2022 was 23,980,358.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
4.875% Notes due 2026	HTFB	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Non-affiliate investments at fair value (cost of $511,607 and $452,387, respectively)	$515,009	$458,075
Controlled affiliate investments at fair value (cost of $1,400 and $1,450, respectively) (Note 5)	—	—
Total investments at fair value (cost of $513,007 and $453,837, respectively) (Note 4)	515,009	458,075
Cash	12,452	38,054
Investments in money market funds	2,011	7,868
Restricted investments in money market funds	1,515	1,359
Interest receivable	8,305	6,154
Other assets	2,252	2,450
Total assets	$541,544	$513,960

Liabilities
Borrowings (Note 7)	$250,501	$257,613
Distributions payable	7,193	6,365
Base management fee payable (Note 3)	785	706
Incentive fee payable (Note 3)	1,424	2,015
Other accrued expenses	1,652	1,926
Total liabilities	261,555	268,625

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 24,144,602 and 21,384,925 shares issued and 23,977,137 and 21,217,460 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	25	22
Paid-in capital in excess of par	339,688	301,359
Distributable earnings	(59,724)	(56,046)
Total net assets	279,989	245,335
Total liabilities and net assets	$541,544	$513,960
Net asset value per common share	$11.68	$11.56

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2022	2021
Investment income
Interest income on investments
Interest income on non-affiliate investments	$13,853	$12,490
Interest income on affiliate investments	—	172
Total interest income on investments	13,853	12,662
Fee income
Fee income on non-affiliate investments	351	541
Fee income on affiliate investments	—	12
Total fee income	351	553
Total investment income	14,204	13,215
Expenses
Interest expense	3,424	2,715
Base management fee (Note 3)	2,244	1,771
Performance based incentive fee (Note 3)	1,424	1,501
Administrative fee (Note 3)	362	289
Professional fees	577	509
General and administrative	344	365
Total expenses	8,375	7,150
Net investment income before excise tax	5,829	6,065
Provision for excise tax	100	62
Net investment income	5,729	6,003
Net realized and unrealized (loss) gain
Net realized gain (loss) on non-affiliate investments	30	(5,208)
Net realized gain (loss) on investments	30	(5,208)
Net unrealized (depreciation) appreciation on non-affiliate investments	(2,287)	6,263
Net unrealized depreciation on non-controlled affiliate investments	—	(1,039)
Net unrealized appreciation on controlled affiliate investments	50	—
Net unrealized (depreciation) appreciation on investments	(2,237)	5,224
Net realized and unrealized (loss) gain	(2,207)	16
Net increase in net assets resulting from operations	$3,522	$6,019
Net investment income per common share	$0.26	$0.31
Net increase in net assets resulting from operations per common share	$0.16	$0.31
Distributions declared per share	$0.30	$0.30
Weighted average shares outstanding	21,904,160	19,366,581

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2020	19,286,356	$19	$271,287	(58,709)	$212,597
Issuance of common stock, net of offering costs	366,140	1	4,876	—	4,877
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	6,003	6,003
Net realized loss on investments	—	—	—	(5,208)	(5,208)
Net unrealized appreciation on investments	—	—	—	5,224	5,224
Issuance of common stock under dividend reinvestment plan	5,319	—	76	—	76
Distributions declared	—	—	—	(5,898)	(5,898)
Balance at March 31, 2021	19,657,815	20	276,239	(58,588)	217,671

Balance at December 31, 2021	21,217,460	22	301,359	(56,046)	245,335
Issuance of common stock, net of offering costs	2,750,171	3	38,184	—	38,187
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	5,729	5,729
Net realized gain on investments	—	—	—	30	30
Net unrealized depreciation on investments	—	—	—	(2,237)	(2,237)
Issuance of common stock under dividend reinvestment plan	9,506	—	145	—	145
Distributions declared	—	—	—	(7,200)	(7,200)
Balance at March 31, 2022	23,977,137	$25	$339,688	$(59,724)	$279,989

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,522	$6,019
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	336	236
Net realized (gain) loss on investments	(30)	5,208
Net unrealized depreciation (appreciation) on investments	2,237	(5,224)
Purchase of investments	(94,485)	(51,375)
Principal payments received on investments	14,145	24,132
Proceeds from sale of investments	21,280	873
Changes in assets and liabilities:
Increase in interest receivable	(866)	(368)
Increase in end-of-term payments	(1,285)	(817)
Decrease in unearned income	(81)	(603)
Decrease (increase) in other assets	652	(41)
(Decrease) increase in other accrued expenses	(274)	468
Increase in base management fee payable	79	37
(Decrease) increase in incentive fee payable	(591)	526
Net cash used in operating activities	(55,361)	(20,929)
Cash flows from financing activities:
Proceeds from issuance of 2026 Notes	—	57,500
Repayment of Asset-Backed Notes	(12,352)	—
Proceeds from issuance of common stock, net of offering costs	38,187	4,877
Advances on Credit Facilities	25,000	36,500
Repayment of Credit Facilities	(20,000)	(36,000)
Debt issuance costs	(550)	(1,886)
Distributions paid	(6,227)	(5,711)
Net cash provided by financing activities	24,058	55,280
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,303)	34,351
Cash, cash equivalents and restricted cash:
Beginning of period	47,281	47,758
End of period	$15,978	$82,109

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,044	$2,274
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$1,174	$679
Distributions payable	$7,193	$5,897
End-of-term payments receivable	$6,522	$4,710
Non-cash income	$1,424	$1,478

	Three months ended March 31,
	2022	2021
Cash	$12,452	$70,386
Investments in money market funds	2,011	10,184
Restricted investments in money market funds	1,515	1,539
Total cash, cash equivalents and restricted cash	$15,978	$82,109

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 183.7% (8)
Non-Affiliate Debt Investments — 175.8% (8)
Non-Affiliate Debt Investments — Life Science — 75.2% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	$5,000	$4,916	$4,916
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	5,000	4,916	4,916
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	2,500	2,458	2,458
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 2/1/25)	5,000	4,914	4,914
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 2/1/25)	5,000	4,914	4,914
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 4/1/25)	2,500	2,454	2,454
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 4/1/25)	2,500	2,454	2,454
Castle Creek Biosciences, Inc.(2)(12)	Biotechnology	Term Loan (9.55% cash (Prime + 6.05%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,962	4,962
		Term Loan (9.55% cash (Prime + 6.05%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,962	4,962
		Term Loan (9.55% cash (Prime + 6.05%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,962	4,962
		Term Loan (9.55% cash (Prime + 6.05%; Floor 9.30%), 5.00% ETP, Due 3/1/24)	5,000	4,962	4,962
		Term Loan (9.55% cash (Prime + 6.05%; Floor 9.30%), 5.00% ETP, Due 2/1/26)	2,500	2,473	2,473
		Term Loan (9.55% cash (Prime + 6.05%; Floor 9.30%), 5.00% ETP, Due 2/1/26)	2,500	2,473	2,473
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 6/1/24)	2,500	2,423	2,423
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 6/1/24)	2,500	2,475	2,475
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 11/1/25)	5,000	4,902	4,902
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 4/1/25)	2,500	2,468	2,468
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 7/1/25)	2,500	2,465	2,465
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan (9.25% cash (Prime + 6.25%; Floor 9.00%), 3.00% ETP, Due 7/1/25)	5,000	4,568	4,568
		Term Loan (9.25% cash (Prime + 6.25%; Floor 9.00%), 3.00% ETP, Due 7/1/25)	2,500	2,409	2,409
IMV Inc. (2)(5)(12)	Biotechnology	Term Loan (9.25% cash (Prime + 6.25%; Floor 9.00%), 5.00% ETP, Due 7/1/25)	5,000	4,804	4,804
		Term Loan (9.25% cash (Prime + 6.25%; Floor 9.00%), 5.00% ETP, Due 7/1/25)	2,500	2,465	2,465
LogicBio, Inc.(2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	3,611	3,596	3,596
Provivi, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,940	4,940
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	5,000	4,940	4,940
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,445	2,445
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,445	2,445
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,436	2,436
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,500	2,436	2,436
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (9.00% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 10/1/25)	5,000	4,639	4,639
		Term Loan (9.00% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 10/1/25)	2,500	2,445	2,445
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 6.25%; Floor 8.75%), 6.0% ETP, Due 4/1/26)	2,500	2,451	2,451
		Term Loan (9.75% cash (Prime + 6.25%; Floor 8.75%), 6.0% ETP, Due 4/1/26)	2,500	2,451	2,451
Canary Medical Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,431	2,431
		Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,480	2,480
		Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,452	2,452

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Ceribell, Inc. (2)(12)	Medical Device	Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,921	4,921
		Term Loan (8.25% cash (Libor + 6.70%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,961	4,961
		Term Loan (8.50% cash (Prime + 5.50%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	2,500	2,469	2,469
		Term Loan (8.50% cash (Prime + 5.50%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	2,500	2,469	2,469
Cognoa, Inc. (2)(12)	Medical Device	Term Loan (9.00% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 8/1/26)	5,000	4,908	4,908
		Term Loan (9.00% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 8/1/26)	2,500	2,278	2,278
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	3,959	3,882	3,618
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	3,959	3,882	3,618
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan (8.75% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,500	2,500
		Term Loan (8.75% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,500	2,500
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	2,750	2,723	2,723
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	183	182	182
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	3,200	3,173	3,173
Embody, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 28.00% ETP, Due 8/1/26)	2,500	2,458	2,458
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 10/1/24)	3,500	3,406	3,406
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 6/1/25)	1,000	966	966
MacuLogix, Inc. (2)(12)(14)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 9/1/23)	7,500	7,389	3,322
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 9/1/23)	4,050	3,990	1,794
		Term Loan (14.00% cash, Due 4/29/22)	188	188	83
		Term Loan (14.00% cash, Due 4/29/22)	250	300	300
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,956	4,956
		Term Loan (10.00% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,956	4,956
		Term Loan (10.00% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,948	4,948
		Term Loan (10.00% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,948	4,948
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan (9.50% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/25)	2,500	2,382	2,382
		Term Loan (9.50% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/25)	2,500	2,471	2,471
		Term Loan (9.50% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/25)	2,500	2,471	2,471
Spineology, Inc. (2)(12)	Medical Device	Term Loan (10.50% cash (Prime + 7.00%; Floor 10.25%), 1.00% ETP, Due 10/1/25)	5,000	4,956	4,956
		Term Loan (10.50% cash (Prime + 7.00%; Floor 10.25%), 1.00% ETP, Due 4/1/26)	2,500	2,450	2,450
Total Non-Affiliate Debt Investments — Life Science				217,469	210,573
Non-Affiliate Debt Investments — Sustainability — 20.9% (8)
Dream Holdings, Inc. (2)(12)	Other Sustainability	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 4/1/26)	3,750	3,682	3,682
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 4/1/26)	3,750	3,682	3,682
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Term Loan (10.50% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,334	7,334
		Term Loan (10.50% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,334	7,334
		Term Loan (10.50% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,334	7,334
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 2.75% ETP, Due 4/1/26)	5,000	4,610	4,610
		Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 2.75% ETP, Due 4/1/26)	2,500	2,451	2,451
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,706	3,706
		Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,706	3,706

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value

		Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	7,500	7,403	7,403
		Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	3,750	3,702	3,702
		Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	3,750	3,702	3,702
Total Non-Affiliate Debt Investments — Sustainability				58,646	58,646
Non-Affiliate Debt Investments — Technology — 73.5% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan (9.50% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,446	7,446
		Term Loan (9.50% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,446	7,446
		Term Loan (9.50% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,446	7,446
		Convertible Note (3.00%, Due 7/1/23)	250	250	250
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,953	4,953
		Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,953	4,953
		Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	3,000	2,972	2,972
		Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 12/1/25)	1,000	970	970
		Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 2/1/26)	1,000	969	969
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 1.85% ETP, Due 7/1/25)	5,000	4,935	4,935
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 1.85% ETP, Due 10/1/25)	2,500	2,468	2,468
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.75% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 5/1/26)	3,500	3,452	3,452
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,477	2,477
		Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,477	2,477
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 1/1/26	6,500	6,403	5,896
		Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 1/1/26	6,000	5,781	5,441
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 9.75% ETP, Due 1/1/24)	2,500	2,483	2,483
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan (10.25% cash (Prime + 7.00%; Floor 10.00%), 3.00% ETP, Due 10/1/25)	5,000	4,931	4,931
		Term Loan (10.25% cash (Prime + 7.00%; Floor 10.00%), 3.00% ETP, Due 10/1/25)	2,500	2,465	2,465
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 10.10% ETP, Due 1/1/26)	5,000	4,939	4,939
		Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 10.10% ETP, Due 1/1/26)	2,000	1,976	1,976
		Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 10.10% ETP, Due 1/1/26)	2,500	2,468	2,468
		Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 10.10% ETP, Due 1/1/26)	3,000	2,934	2,934
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.75% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,964	2,964
		Term Loan (10.75% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,964	2,964
		Term Loan (10.75% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 9/1/25)	3,000	2,958	2,958
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.25% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	2,500	2,467	2,467
		Term Loan (11.25% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	1,250	1,233	1,233
		Term Loan (11.25% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	1,250	1,229	1,229
Updater, Inc. (2)(12)	Consumer-related Technologies	Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,839	4,839
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,839	4,839
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,679	9,679
Liqid, Inc.(2)(12)	Networking	Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,777	4,777

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)		Investments (6)	Value
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,932	4,932
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,463	2,463
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,463	2,463
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,422	2,422
Branded Online, Inc. (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 6.00% ETP, Due 9/1/26)	5,000	4,734	4,734
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 6.00% ETP, Due 11/1/26)	2,500	2,362	2,362
		Term Loan (9.75% cash (Prime + 6.25%; Floor 9.50%), 0% ETP, Due 7/1/23)	5,000	5,000	5,000
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 10/1/24)	2,500	2,416	2,416
		Term Loan (10.25% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 10/1/24)	2,500	2,483	2,483
Decisyon, Inc. (12)	Software	Term Loan (12.93% cash (Prime + 9.23%; Floor 12.68%), 50.43% ETP, Due 1/1/23)	3,379	3,379	3,379
Dropoff, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 4/1/26)	6,500	6,148	6,148
		Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 4/1/26)	6,000	5,826	5,826
		Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 8/1/26)	2,500	2,419	2,419
E La Carte, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,940	2,940
		Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,961	2,961
		Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	1,500	1,480	1,480
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 2.50% ETP, Due 3/1/26)	5,000	4,930	4,930
		Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 2.50% ETP, Due 3/1/26)	2,500	2,465	2,465
Lytics, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.00%; Floor 9.25%), 4.00% ETP, Due 7/1/25)	2,500	2,467	2,467
Reputation Institute, Inc. (2)(12)	Software	Term Loan (10.75% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 8/1/25)	5,000	4,912	4,912
Supply Network Visiblity Holdings LLC (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,462	3,462
		Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,462	3,462
		Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 12/1/25)	2,500	2,465	2,465
		Term Loan (10.00% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 12/1/25)	2,500	2,465	2,465
Total Non-Affiliate Debt Investments — Technology				206,599	205,752
Non-Affiliate Debt Investments — Healthcare information and services — 6.1% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,941	4,941
		Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,941	4,941
		Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/26)	2,500	2,447	2,447
Secure Transfusion Services, Inc. (2)(12)	Other Healthcare	Term Loan (9.25% cash (Prime + 5.75%; Floor 9.00%), 4.00% ETP, Due 10/1/25)	5,000	4,894	4,894
Total Non-Affiliate Debt Investments — Healthcare information and services				17,223	17,223
Total Non- Affiliate Debt Investments				499,937	492,194
Non-Affiliate Warrant Investments — 7.9% (8)
Non-Affiliate Warrants — Life Science — 1.1% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	317,306 Common Stock Warrants		310	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	3,885 Preferred Stock Warrants		151	18
Celsion Corporation (2)(5)(12)	Biotechnology	19,671 Common Stock Warrants		64	—
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		54	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	92,002 Preferred Stock Warrants		139	178
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	21,120 Common Stock Warrants		35	—
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	71,292 Common Stock Warrants		368	368
IMV Inc. (2)(5)(12)	Biotechnology	284,090 Common Stock Warrants		64	107
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants		147	—
Provivi, Inc. (2)(12)	Biotechnology	164,608 Preferred Stock Warrants		280	551
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	2

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	795,455 Common Stock Warrants		264	26
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	126,000 Common Stock Warrants		72	27
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
AccuVein Inc. (2)(12)	Medical Device	1,175 Common Stock Warrants		24	—
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants		66	473
Aerobiotix, LLC (2)(12)	Medical Device	27,330 Preferred Stock Warrants		48	48
Canary Medical Inc. (2)(12)	Medical Device	12,153 Preferred Stock Warrants		86	81
Ceribell, Inc. (2)(12)	Medical Device	145,483 Preferred Stock Warrants		69	190
Cognoa, Inc. (2)(12)	Medical Device	775,000 Preferred Stock Warrants		148	148
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	7,972,222 Preferred Stock Warrants		223	359
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants		153	120
CVRx, Inc.(2)(5)(12)	Medical Device	47,410 Common Stock Warrants		76	4
Infobionic, Inc. (2)(12)	Medical Device	317,647 Preferred Stock Warrants		124	116
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants		238	—
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	441,780 Preferred Stock Warrants		88	93
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants		83	130
Sonex Health, Inc. (2)(12)	Medical Device	605,313 Preferred Stock Warrants		92	97
VERO Biotech LLC (2)(12)	Medical Device	408 Preferred Stock Warrants		53	34
Total Non-Affiliate Warrants — Life Science				3,588	3,170
Non-Affiliate Warrants — Sustainability — 0.6% (8)
Dream Holdings, Inc. (2)(12)	Other Sustainability	70,539 Preferred Stock Warrants		62	61
LiquiGlide, Inc. (2)(12)	Other Sustainability	61,359 Common Stock Warrants		39	38
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	142,405 Common Stock Warrants		356	694
Soli Organic, Inc. (2)(12)	Other Sustainability	681 Preferred Stock Warrants		214	214
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	48,756 Preferred Stock Warrants		107	573
Total Non-Affiliate Warrants — Sustainability				778	1,580
Non-Affiliate Warrants — Technology — 5.6% (8)
Axiom Space, Inc. (2)(12)	Communications	1,991 Common Stock Warrants		46	46
Intelepeer Holdings, Inc. (2)(12)	Communications	2,936,535 Preferred Stock Warrants		137	3,175
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	175
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	20,000 Preferred Stock Warrants		93	51
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants		195	—
Better Place Forests Co. (2)(12)	Consumer-related Technologies	10,690 Preferred Stock Warrants		26	28
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		69	1,060
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	17,605 Preferred Stock Warrants		22	56
Clara Foods Co. (2)(12)	Consumer-related Technologies	46,745 Preferred Stock Warrants		30	370
Getaround, Inc. (2)(12)	Consumer-related Technologies	651,040 Preferred Stock Warrants		450	406
Interior Define, Inc. (2)(12)	Consumer-related Technologies	553,710 Preferred Stock Warrants		103	114
MyForest Foods Co. (2)(12)	Consumer-related Technologies	143 Preferred Stock Warrants		29	29
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	363,823 Preferred Stock Warrants		65	60
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	553,778 Preferred Stock Warrants		57	58
Quip NYC Inc. (2)(12)	Consumer-related Technologies	6,191 Preferred Stock Warrants		324	516
Unagi, Inc. (2)(12)	Consumer-related Technologies	171,081 Preferred Stock Warrants		32	33
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants		34	29
CPG Beyond, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants		242	865
Silk, Inc. (2)(12)	Data Storage	44,211,003 Preferred and Common Stock Warrants		234	206
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants		75	6
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants		92	759
Skillshare, Inc. (2)(12)	Internet and Media	139,074 Preferred Stock Warrants		162	2,424
Liqid, Inc.(2)(12)	Networking	344,102 Preferred Stock Warrants		363	976
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants		1,585	2,588
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,753 Preferred and Common Stock Warrants		101	—
Branded Online, Inc. (2)(12)	Software	16,678 Common Stock Warrants		376	443
BriteCore Holdings, Inc. (2)(12)	Software	77,828 Preferred Stock Warrants		21	57
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants		46	—
Dropoff, Inc. (2)(12)	Software	516,732 Common Stock Warrants		454	441
E La Carte, Inc. (2)(12)	Software	181,947 Preferred Stock Warrants		60	37
Lemongrass Holdings, Inc. (2)(12)	Software	101,308 Preferred Stock Warrants		34	34
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants		23	291
Lytics, Inc. (2)(12)	Software	26,733 Preferred Stock Warrants		12	12

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Reputation Institute, Inc. (2)(12)	Software	3,731 Preferred Stock Warrants	55	29
Revinate Holdings, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants	44	73
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants	12	294
SIGNiX, Inc. (12)	Software	186,235 Preferred Stock Warrants	224	—
Skyword, Inc. (12)	Software	301,055 Preferred and Common Stock Warrants	49	7
Supply Network Visiblity Holdings LLC (2)(12)	Software	682 Preferred Stock Warrants	64	68
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants	138	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants	177	2
Total Non-Affiliate Warrants — Technology			6,447	15,818
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	472,006 Preferred Stock Warrants	112	56
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants	101	1,195
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants	74	—
Secure Transfusion Services, Inc. (2)(12)	Other Healthcare	51,974 Preferred Stock Warrants	31	31
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants	60	328
Total Non-Affiliate Warrants — Healthcare information and services			378	1,610
Total Non-Affiliate Warrants			11,191	22,178
Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement	—	200
Total Non-Affiliate Other Investments			—	200
Non-Affiliate Equity — 0.2% (8)
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock	9	83
Zeta Global Holdings Corp. (2)(5)(12)	Internet and Media	18,405 Common Stock	240	234
Decisyon, Inc. (12)	Software	72,638,663 Preferered and Common Stock	230	120
Total Non-Affiliate Equity			479	437
Total Non-Affiliate Portfolio Investment Assets			$511,607	$515,009
Controlled Affiliate Investments — 0.0% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.0% (8)
HESP LLC (12)(13)	Biotechnology	Other Investment	$1,400	$—
Total Controlled Affiliate Other Investments			1,400	—
Total Controlled Affiliate Portfolio Investment Assets			$1,400	$—
Total Portfolio Investment Assets — 183.9% (8)			$513,007	$515,009

Short Term Investments — Unrestricted Investments — 0.7% (8)
US Bank Money Market Deposit Account			$2,011	$2,011
Total Short Term Investments — Unrestricted Investments			$2,011	$2,011

Short Term Investments — Restricted Investments — 0.5% (8)
US Bank Money Market Deposit Account			$1,515	$1,515
Total Short Term Investments — Restricted Investments			$1,515	$1,515

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(Dollars in thousands)

(9)As of March 31, 2022, 5.5% and 5.5% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(13) On July 8, 2020, Espero assigned substantially all of their assets to their respective assignment estates and respectively appointed Espero ABC to administer their respective estates and facilitate the orderly sale and liquidation of Espero’s property and assets. On October 6, 2020, the Court of Chancery of the State of Delaware approved the transfer of the assets of Espero to the Company and Credit II or their designees in consideration for the Company and Credit II’s credit bid at auction of $7.0 million. On October 22, 2020, Espero ABC transferred the assets of Espero to HESP LLC, a Delaware limited liability company, wholly owned by the Company.

(14) Debt investment is on non-accrual status as of March 31, 2022.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,495	2,495
		Term Loan (8.50% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 4/1/22)	2,500	2,495	2,495
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	3,125	3,095	3,095
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	208	206	206
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	3,600	3,569	3,569
Embody, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 28.00% ETP, Due 8/1/26)	2,500	2,457	2,457
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 10/1/24)	3,500	3,397	3,397
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 6/1/25)	1,000	963	963
MacuLogix, Inc. (2)(12)(14)	Medical Device	Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 9/1/23)	7,500	7,447	4,481
		Term Loan (10.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 9/1/23)	4,050	4,022	2,420
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,952	4,952
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,952	4,952
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,944	4,944
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,944	4,944
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,391	2,391
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,472	2,472
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 5.00% ETP, Due 6/1/24)	2,500	2,472	2,472
Spineology, Inc. (2)(12)	Medical Device	Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 1.00% ETP, Due 10/1/25)	5,000	4,928	4,928
Total Non-Affiliate Debt Investments — Life Science				194,237	189,669
Non-Affiliate Debt Investments — Sustainability — 18.8% (8)
LiquiGlide, Inc. (2)(12)	Other Sustainability	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 5.00% ETP, Due 1/1/25)	2,000	1,928	1,928
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,322	7,322
		Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,322	7,322
		Term Loan (10.25% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,322	7,322
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,703	3,703
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,703	3,703
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	7,500	7,396	7,396
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	3,750	3,698	3,698
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	3,750	3,698	3,698
Total Non-Affiliate Debt Investments — Sustainability				46,092	46,092
Non-Affiliate Debt Investments — Technology — 77.2% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,442	7,442
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,442	7,442
		Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,442	7,442
		Convertible Note (3.00%, Due 7/1/23)	250	250	250
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,935	4,935
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,949	4,949
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	3,000	2,969	2,969
		Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 12/1/25)	1,000	968	968

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,458	3,458
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 12/1/25)	2,500	2,463	2,463
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 12/1/25)	2,500	2,463	2,463
Total Non-Affiliate Debt Investments — Technology				189,274	189,274
Non-Affiliate Debt Investments — Healthcare information and services — 5.0% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,902	4,902
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,936	4,936
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/26)	2,500	2,444	2,444
Total Non-Affiliate Debt Investments — Healthcare information and services				12,282	12,282
Total Non- Affiliate Debt Investments				441,885	437,317
Non-Affiliate Warrant Investments — 8.2% (8)
Non-Affiliate Warrants — Life Science — 1.0% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	317,306 Common Stock Warrants		311	27
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants		142	148
Celsion Corporation (2)(5)(12)	Biotechnology	295,053 Common Stock Warrants		65	1
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		54	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	92,002 Preferred Stock Warrants		139	162
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	21,120 Common Stock Warrants		36	3
IMV Inc. (2)(5)(12)	Biotechnology	284,090 Common Stock Warrants		64	64
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants		146	5
Provivi, Inc. (2)(12)	Biotechnology	164,608 Preferred Stock Warrants		278	519
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	9
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	795,455 Common Stock Warrants		264	45
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	110
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
AccuVein Inc. (2)(12)	Medical Device	1,175 Common Stock Warrants		24	—
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants		66	463
Canary Medical Inc. (2)(12)	Medical Device	7,292 Preferred Stock Warrants		53	45
Ceribell, Inc. (2)(12)	Medical Device	134,299 Preferred Stock Warrants		61	172
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	6,361,111 Preferred Stock Warrants		149	169
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants		154	108
CVRx, Inc.(2)(5)(12)	Medical Device	47,410 Common Stock Warrants		80	90
Infobionic, Inc. (2)(12)	Medical Device	317,647 Preferred Stock Warrants		124	121
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants		238	—
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	441,780 Preferred Stock Warrants		91	112
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants		83	122
Sonex Health, Inc. (2)(12)	Medical Device	484,250 Preferred Stock Warrants		77	75
VERO Biotech LLC (2)(12)	Medical Device	408 Preferred Stock Warrants		53	30
Total Non-Affiliate Warrants — Life Science				2,893	2,600
Non-Affiliate Warrants — Sustainability — 0.4% (8)
LiquiGlide, Inc. (2)(12)	Other Sustainability	61,359 Common Stock Warrants		39	36
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	142,405 Common Stock Warrants		356	331
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	48,756 Preferred Stock Warrants		107	552
Total Non-Affiliate Warrants — Sustainability				502	919
Non-Affiliate Warrants — Technology — 6.2% (8)
Axiom Space, Inc. (2)(12)	Communications	1,991 Common Stock Warrants		45	42
Intelepeer Holdings, Inc. (2)(12)	Communications	2,936,535 Preferred Stock Warrants		140	3,141
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	161
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	20,000 Preferred Stock Warrants		93	70
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants		195	1
Better Place Forests Co. (2)(12)	Consumer-related Technologies	9,353 Preferred Stock Warrants		23	23
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	823
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	17,605 Preferred Stock Warrants		22	22
Clara Foods Co. (2)(12)	Consumer-related Technologies	46,745 Preferred Stock Warrants		30	368
Getaround, Inc. (2)(12)	Consumer-related Technologies	651,040 Preferred Stock Warrants		450	367
Interior Define, Inc. (2)(12)	Consumer-related Technologies	553,710 Preferred Stock Warrants		103	103
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	310,463 Preferred Stock Warrants		47	47
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	553,778 Preferred Stock Warrants		57	51

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Quip NYC Inc. (2)(12)	Consumer-related Technologies	6,191 Preferred Stock Warrants	324	503
Unagi, Inc. (2)(12)	Consumer-related Technologies	134,421 Preferred Stock Warrants	25	24
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	31
CPG Beyond, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	242	859
Silk, Inc. (2)(12)	Data Storage	44,211,003 Preferred and Common Stock Warrants	234	188
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	6
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	92	741
Skillshare, Inc. (2)(12)	Internet and Media	139,074 Preferred Stock Warrants	162	2,403
Liqid, Inc.(2)(12)	Networking	344,102 Preferred Stock Warrants	364	938
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants	1,585	2,609
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,753 Preferred and Common Stock Warrants	101	—
Branded Online, Inc. (2)(12)	Software	16,678 Common Stock Warrants	370	443
BriteCore Holdings, Inc. (2)(12)	Software	55,591 Preferred Stock Warrants	5	37
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants	46	—
Dropoff, Inc. (2)(12)	Software	482,283 Common Stock Warrants	397	395
E La Carte, Inc. (2)(12)	Software	181,947 Preferred Stock Warrants	61	53
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants	23	276
Lytics, Inc. (2)(12)	Software	26,733 Preferred Stock Warrants	12	12
Reputation Institute, Inc. (2)(12)	Software	3,731 Preferred Stock Warrants	54	52
Revinate Holdings, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants	44	66
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants	12	292
SIGNiX, Inc. (12)	Software	186,235 Preferred Stock Warrants	224	—
Skyword, Inc. (12)	Software	301,055 Preferred and Common Stock Warrants	49	4
Supply Network Visiblity Holdings LLC (2)(12)	Software	682 Preferred Stock Warrants	64	62
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants	138	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants	179	1
Total Non-Affiliate Warrants — Technology			6,281	15,214
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
IDbyDNA, Inc.(2)(12)	Diagnostics	472,006 Preferred Stock Warrants	112	95
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants	101	1,177
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants	74	—
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants	60	195
Total Non-Affiliate Warrants — Healthcare information and services			347	1,467
Total Non-Affiliate Warrants			10,023	20,200
Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement	—	200
Total Non-Affiliate Other Investments			—	200
Non-Affiliate Equity — 0.1% (8)
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock	9	83
Zeta Global Holdings Corp. (2)(5)(12)	Internet and Media	18,405 Common Stock	240	155
Decisyon, Inc. (12)	Software	72,638,663 Preferered and Common Stock	230	120
Total Non-Affiliate Equity			479	358
Total Non-Affiliate Portfolio Investment Assets			$452,387	$458,075
Controlled Affiliate Investments — 0.0% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.0% (8)
HESP LLC (12)(13)	Biotechnology	Other Investment	$1,450	$—
Total Controlled Affiliate Other Investments			1,450	—
Total Controlled Affiliate Portfolio Investment Assets			$1,450	$—
Total Portfolio Investment Assets — 186.7% (8)			$453,837	$458,075

Short Term Investments — Unrestricted Investments — 3.2% (8)
US Bank Money Market Deposit Account			$7,868	$7,868
Total Short Term Investments — Unrestricted Investments			$7,868	$7,868

Short Term Investments — Restricted Investments — 0.6% (8)
US Bank Money Market Deposit Account			$1,359	$1,359
Total Short Term Investments — Restricted Investments			$1,359	$1,359

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility, the NYL and/or the Asset-Backed Notes.
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

(13)On July 8, 2020, Espero assigned substantially all of their assets to their respective assignment estates and respectively appointed Espero ABC to administer their respective estates and facilitate the orderly sale and liquidation of Espero’s property and assets. On October 6, 2020, the Court of Chancery of the State of Delaware approved the transfer of the assets of Espero to the Company and Credit II or their designees in consideration for the Company and Credit II’s credit bid at auction of $7.0 million. On October 22, 2020, Espero ABC transferred the assets of Espero to HESP LLC, a Delaware limited liability company, wholly owned by the Company.

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

On March 14, 2022, the Company completed a follow-on public offering of 2,500,000 shares of its common stock at a public offering price of $14.35 per share, for total net proceeds to the Company of $34.3 million, after deducting underwriting commission and discounts and other offering expenses.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal recurring accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2022, there was one investment on nonaccrual status with a cost of $11.9 million and a fair value of $5.5 million. As of December 31, 2021, there was one investment on non-accrual status with a cost of $11.5 million and a fair value of $6.9 million. For the three months ended March 31, 2022, the Company did not recognize any interest income from debt investments on non-accrual status. For the three months ended March 31, 2021, the Company recognized, as interest income, payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended March 31, 2022 and 2021 was 9.5% and 8.2%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of March 31, 2022 and December 31, 2021 was $4.5 million and $4.3 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2022 and December 31, 2021 were $3.6 million and $3.2 million, respectively. The amortization expense for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.2 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board (“FASB”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2021, the Company reclassified $0.4 million to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2022 and 2021, $0.1 million was accrued for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2022 and December 31, 2021. The Company’s income tax returns for the 2020, 2019 and 2018 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stockholders’ Equity

On July 30, 2020, the Company entered into an At-The-Market (“ATM”) sales agreement (the “2020 Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (each a “Sales Agent” and, collectively, the “Sales Agents”). The 2020 Equity Distribution Agreement provided that the Company may offer and sell its shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by the Company.

On August 2, 2021, the Company terminated the 2020 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2021 Equity Distribution Agreement”), with the Sales Agents. The remaining shares available under the 2020 Equity Distribution Agreement are no longer available for issuance. The 2021 Equity Distribution Agreement provides that the Company may offer and sell its shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by the Company. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2022, the Company sold 250,171 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $3.9 million, including $0.1 million of offering expenses, from these sales.

During the three months ended March 31, 2021, the Company sold 366,140 shares of common stock under the 2020 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $4.9 million, including $0.1 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2022, shares representing approximately $78.8 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 29, 2022, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2022 or the repurchase of $5.0 million of the Company’s common stock. During the three months ended March 31, 2022 and 2021, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through March 31, 2022, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

The base management fee payable at March 31, 2022 and December 31, 2021 was $0.8 million and $0.7 million, respectively. The base management fee expense was $2.2 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively.

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

The performance based incentive fee expense was $1.4 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended March 31, 2022 and 2021. The performance based incentive fee payable as of March 31, 2022 and December 31, 2021 was $1.4 million and $2.0 million, respectively. The entire incentive fee payable as of March 31, 2022 and December 31, 2021 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Investments

The following table shows the Company’s investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Investments
Debt	$499,937	$492,194	$441,885	$437,317
Warrants	11,191	22,178	10,023	20,200
Other	1,400	200	1,450	200
Equity	479	437	479	358
Total investments	$513,007	$515,009	$453,837	$458,075

The following table shows the Company’s investments by industry sector as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Life Science
Biotechnology	$114,538	$112,398	$109,899	$107,902
Medical Device	107,919	101,545	88,681	84,567
Technology
Communications	22,863	25,984	22,853	25,920
Consumer-Related	99,716	100,224	92,158	93,194
Data Storage	476	1,071	476	1,047
Internet and Media	569	3,423	569	3,305
Networking	17,420	18,033	17,390	17,964
Power Management	1,585	2,588	1,585	2,609
Semiconductors	101	—	101	—
Software	70,795	70,684	60,902	60,807
Sustainability
Other Sustainability	59,424	60,226	46,594	47,011
Healthcare Information and Services
Diagnostics	12,441	12,385	12,394	12,377
Other	5,100	6,120	175	1,177
Software	60	328	60	195
Total investments	$513,007	$515,009	$453,837	$458,075

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three months ended March 31, 2022, there were no transactions related to investments in non-controlled affiliated companies.

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

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the three months ended March 31, 2022 were as follows:

			Three months ended March 31, 2022

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	March 31,	Dividend
Company	2021	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2021	income

	(In thousands)
HESP LLC	—	—	(50)	—	—	50	—	—	—
Total controlled affiliates	$—	$—	$(50)	$—	$—	$50	$—	$—	$—

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
(1)

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At March 31, 2022 and December 31, 2021, the hypothetical market yields used ranged from 3% to 23%. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2022:

March 31, 2022
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)

		(Dollars in thousands, except per share data)
Debt investments	$486,697	Discounted Expected Future Cash Flows	Hypothetical Market Yield	3% – 23%	12%

	5,497	Multiple Probability Weighted Cash Flow Model	Probability Weighting	5% – 85%	33%

Warrant investments	21,645	Black-Scholes Valuation Model	Price Per Share	$0.00 – $1,651	$35.53
			Average Industry Volatility	25%	25%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	2	years

Other investments	200	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	0% – 100%	100%

Equity investments	203	Last Equity Financing	Price Per Share	$0.00 – $1.00	$0.41

Total Level 3 investments	$514,242

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2021:

December 31, 2021
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)

		(Dollars in thousands, except per share data)
Debt investments	$430,417	Discounted Expected Future Cash Flows	Hypothetical Market Yield	3% – 23%	12%

	6,900	Multiple Probability Weighted Cash Flow Model	Probability Weighting	20% - 50%	33%

Warrant investments	19,837	Black-Scholes Valuation Model	Price Per Share	$0.00 – $980.00	$20.35
			Average Industry Volatility	25%	25%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	2	years

Other investments	200	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	0% – 100%	100%

Equity investments	203	Last Equity Financing	Price Per Share	$0.00 – $1.00	$0.41

Total Level 3 investments	$457,557

(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) are based on the closing public share price on the date of measurement. On March 31, 2022, the closing price of the 2026 Notes on the New York Stock Exchange was $24.97 per  note and had an aggregate fair value of $57.4 million. Therefore, the Company has categorized these borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on March 31, 2022, the Asset-Backed Notes were trading at par value and

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

had an aggregate par value of $58.2 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$2,011	$—	$2,011
Restricted investments in money market funds	$—	$1,515	$—	$1,515
Debt investments	$—	$—	$492,194	$492,194
Warrant investments	—	533	21,645	22,178
Other investments	—	—	200	200
Equity investments	234	—	203	437
Total investments	$234	$533	$514,242	$515,009

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$7,868	$—	$7,868
Restricted investments in money market funds	$—	$1,359	$—	$1,359
Debt investments	$—	$—	$437,317	$437,317
Warrant investments	—	363	19,837	20,200
Other investments	—	—	200	200
Equity investments	155	—	203	358
Total investments	$155	$363	$457,557	$458,075

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2022:

	Three months ended March 31, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$437,317	$19,837	$203	$200	$457,557
Purchase of investments	94,485	—	—	—	94,485
Warrants and equity received and classified as Level 3	—	808	—	—	808
Principal payments received on investments	(14,095)	—	—	(50)	(14,145)
Proceeds from sale of investments	(21,250)	(30)	—	—	(21,280)
Net realized gain on investments	—	30	—	—	30
Unrealized (depreciation) appreciation included in earnings	(3,170)	1,000	—	50	(2,120)
Other	(1,093)	—	—	—	(1,093)
Level 3 assets, end of period	$492,194	$21,645	$203	$200	$514,242

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the three months ended March 31, 2022, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2022 includes $3.3 million in unrealized depreciation on debt and other investments and $1.0 million in unrealized appreciation on warrant investments.

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

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2021 includes $1.0 million in unrealized appreciation on debt and other investments, $0.6 million in unrealized depreciation on warrant investments and $1.2 million in unrealized depreciation on equity.

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

As of March 31, 2022 and December 31, 2021, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Borrowings

The following table shows the Company’s borrowings as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$43,500	$81,500	$125,000	$53,500	$71,500
NYL Facility	200,000	93,750	106,250	100,000	78,750	21,250
Asset-Backed Notes	58,150	58,150	—	70,500	70,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	440,650	252,900	187,750	353,000	260,250	92,750
Unamortized debt issuance costs attributable to term borrowings	—	(2,399)	—	—	(2,637)	—
Total borrowings outstanding, net	$440,650	$250,501	$187,750	$353,000	$257,613	$92,750

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

As of March 31, 2022, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of March 31, 2022, the asset coverage for borrowed amounts was 211%.

The Company entered into the Key Facility with Key effective November 4, 2013. On June 22, 2021, the Company amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which we may request advances under the Key Facility to June 22, 2024. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on June 22, 2026. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 3.50% and 3.25% as of on March 31, 2022 and December 31, 2021, respectively. The average interest rate for the three months ended March 31, 2022 and 2021 was 4.25%. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of March 31, 2022 and December 31, 2021, the Company had borrowing capacity under the Key Facility of $81.5 million and $71.5 million,

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

respectively. At March 31, 2022 and December 31, 2021, $38.6 million and $19.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2022, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

On August 13, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the Asset-Backed Notes. The Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC on August 13, 2019.  There has been no change in the rating since August 13, 2019.

The Asset-Backed Notes were issued by the 2019-1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The reinvestment period of the Asset-Backed Notes ended July 15, 2021 and the maturity date is September 15, 2027.

At March 31, 2022 and December 31, 2021, the Asset-Backed Notes had an outstanding principal balance of $58.2 million and $70.5 million, respectively.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At March 31, 2022 and December 31, 2021, there was approximately $0.8 million and $0.9 million of restricted investments, respectively.

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

On February 25, 2022, the Company amended its NYL Facility, increasing the commitment by $100 million to enable its wholly-owned subsidiary to issue up to $200 million of secured notes.  The amendment to the NYL Facility extends the investment period to June 2023 and the maturity date to June 2028. In addition, the amendment, among other things, reduces the applicable margin used to calculate the credit facility’s interest rate on the Company’s borrowings above $100 million. Such borrowings will be priced at the three-year USD mid-market swap rate plus 3.00%.

There were $93.8 million and $78.8 million in advances made by the NYL Noteholders as of March 31, 2022 and December 31, 2021, respectively, at an interest rate of 4.68% and 4.62%, respectively. As of March 31, 2022 and December 31, 2021, the Company had borrowing capacity under the NYL Facility of $106.2 million and $21.2 million, respectively. At March 31, 2022 and December 31, 2021, $26.9 million and $5.7 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

The balance of unfunded commitments to extend credit was $138.3 million and $114.5 million as of March 31, 2022 and December 31, 2021, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2022:

	March 31, 2022
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability

	(In thousands)
Better Place Forests Co.	$5,000	$6
Britecore Holdings, Inc.	5,000	66
Canary Medical Inc.	2,500	34
Ceribell, Inc.	10,000	40
Cognoa, Inc.	20,000	176
DropOff, Inc.	7,500	163
E La Carte, Inc.	2,500	21
Emalex Biosciences, Inc.	5,000	52
Embody, Inc.	2,000	20
Greenlight Biosciences, Inc.	10,000	247
IMV Inc.	10,000	126
Interior Define, Inc.	10,000	130
Liqid, Inc.	2,500	155
Lytics, Inc.	1,250	—
NextCar Holding Company, Inc.	12,500	26
Secured Transfusion Services, Inc.	2,500	25
Soli, Inc.	15,000	293
Sonex Health, Inc.	5,000	89
Spineology Inc.	—	25
Stealth BioTherapeutics Inc.	10,000	251
Total	$138,250	$1,945

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2022, which totaled $1.9 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 24% and 26% of total debt investments outstanding as of March 31, 2022 and December 31, 2021, respectively. No single debt investment represented more than 10% of the total debt investments as of March 31, 2022 and December 31, 2021. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 26% and 27% of total interest and fee income on investments for the three months ended March 31, 2022 and 2021, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2022 and for the year ended December 31, 2021:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

			(In thousands, except share and per share data)
Three Months Ended March 31, 2022
2/25/2022	5/18/22	6/15/22	$0.10	$—	—	$—
2/25/2022	4/19/22	5/16/22	0.10	—	—	—
2/25/2022	3/18/22	4/14/22	0.10	2,352	3,221	46
			$0.30	$2,352	3,221	$46
Year Ended December 31, 2021
10/22/21	2/18/22	3/16/22	$0.10	$2,100	3,409	$46
10/22/21	1/19/22	2/16/22	0.10	2,096	2,680	43
10/22/21	12/17/22	1/14/22	0.10	2,031	3,417	56
10/22/21	11/18/21	12/15/21	0.05	1,013	1,197	20
7/23/21	11/18/21	12/15/21	0.10	2,027	2,395	38
7/23/21	10/19/21	11/16/21	0.10	2,010	1,907	34
7/23/21	9/17/21	10/15/21	0.10	2,008	2,068	36
4/23/21	8/18/21	9/15/21	0.10	1,996	2,041	34
4/23/21	7/20/21	8/16/21	0.10	1,983	1,937	34
4/23/21	6/17/21	7/16/21	0.10	1,964	1,888	33
2/26/21	5/18/21	6/15/21	0.10	1,964	1,671	29
2/26/21	4/20/21	5/14/21	0.10	1,937	1,794	29
2/26/21	3/18/21	4/16/21	0.10	1,938	1,653	28
			$1.25	$25,067	28,057	$460

On April 29, 2022, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
June 16, 2022	June 17, 2022	July 15, 2022	$0.10
July 18, 2022	July 19, 2022	August 16, 2022	$0.10
August 17, 2022	August 18, 2022	September 15, 2022	$0.10

After paying distributions of $0.30 per share and earning net investment income of $0.26 per share for the quarter, the Company’s undistributed spillover income as of March 31, 2022 was $0.47 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Three months ended March 31,
	2022		2021

	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.56		$11.02
Net investment income	0.26		0.31
Realized loss	—		(0.27)
Unrealized (depreciation) appreciation on investments	(0.10)		0.27
Net increase in net assets resulting from operations	0.16		0.31
Distributions declared (1)	(0.30)		(0.30)
From net investment income	(0.30)		(0.30)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.26		0.04
Net asset value at end of period	$11.68		$11.07
Per share market value, beginning of period	$15.92		$13.24
Per share market value, end of period	$13.90		$14.38
Total return based on a market value (3)	(10.8)%		10.9%
Shares outstanding at end of period	23,977,137		19,657,815
Ratios to average net assets:
Expenses without incentive value (4)	10.6%		10.5%
Incentive fees (4)	2.2%		2.8%
Net expenses (4)	12.8%		13.3%
Net investment income with incentive fees (4)	8.7%		11.2%
Net assets at the end of the period	$279,989		$217,671
Average net asset value	$262,662		$215,134
Average debt per share	$12.21		$10.28
Portfolio turnover ratio	2.6	%(5)	5.6	%(5)

(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	Calculated by dividing the lesser of purchases or the sum of (1) principal prepayments and (2) maturities by the monthly average debt investment balance.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subsequent Events

On April 4, 2022, the Company funded a $0.3 million debt investment to an existing portfolio company, Maculogix, Inc.

On April 11, 2022, the Company funded a $5.0 million debt investment to an existing portfolio company, Emalex Biosciences, Inc.

On April 12, 2022, the Company funded a $7.5 million debt investment to a new portfolio company, Native Microbials, Inc.

On April 18, 2022, the Company funded a $5.0 million debt investment to an existing portfolio company, NextCar Holding Company, Inc.

On April 19, 2022, the Company funded a $0.2 million debt investment to an existing portfolio company, Maculogix, Inc.

On April 19, 2022, the Company funded a $0.2 million equity investment to an existing portfolio company, Castle Creek Biosciences, Inc.

On April 26, 2022, the Company funded a $12.5 million debt investment to a new portfolio company, KSQ Therapeutics, Inc.

On April 29, 2022, the Company funded a $7.5 million debt investment to an existing portfolio company, Soli Organic, Inc.

On April 29, 2022, the Company made a new debt investment of $26.0 million to Castle Creek Biosciences, Inc., an existing portfolio company (“Castle Creek”), which used the proceeds to prepay the Company’s $25.0 million debt investment in Castle Creek, as well as the end-of-term payment on the $25 million debt investment. After giving effect to the transactions, the Company holds a $26 million debt investment in Castle Creek, as well as warrants in Castle Creek.

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

Forward-looking statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing debt investments, warrants and other investments;
●	the introduction, withdrawal, success and timing of business initiatives and strategies;
●	general economic and political trends and other external factors, including the current COVID-19 pandemic and recent supply chain disruptions;
●	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Finance Management LLC, or the Advisor;
●	the impact of increased competition;
●	the impact of investments we intend to make and future acquisitions and divestitures;
●	the unfavorable resolution of legal proceedings;
●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
●	our regulatory structure and tax status;
●	the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
●	our ability to qualify and maintain qualification as a regulated investment company, or RIC, and as a business development company, or BDC;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

●	the ability of our portfolio companies to achieve their objective;
●	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
●	our contractual arrangements and relationships with third parties;
●	our ability to access capital and any future financings by us;
●	the ability of our Advisor to attract and retain highly talented professionals;
●	the impact of changes to tax legislation and, generally, our tax position; and
●	our ability to fund unfunded commitments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2021, and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of March 31, 2022, 91.2%, or $448.9 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings subject to a 150% asset coverage test. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio

	(Dollars in thousands)
Debt investments	50	$492,194	95.5%	45	$437,317	95.5%
Warrants	81	22,178	4.3	73	20,200	4.3
Other investments	2	200	0.1	2	200	0.1
Equity	3	437	0.1	3	358	0.1
Total		$515,009	100.0%		$458,075	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
	2022	2021

	(In thousands)
Beginning portfolio	$458,075	$352,545
New debt investments	94,485	51,375
Principal payments received on investments	(2,095)	(4,667)
Early pay-offs	(12,050)	(19,465)
Accretion of debt investment fees	1,006	1,083
New debt investment fees	(925)	(480)
Proceeds from sale of investments	(21,280)	(873)
Net realized gain (loss) on investments	30	(4,719)
Net unrealized (depreciation) appreciation on investments	(2,237)	5,224
Ending portfolio	$515,009	$380,023

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio

	(Dollars in thousands)
Life Science
Biotechnology	$111,121	22.6%	$106,809	24.4%
Medical Device	99,452	20.2	82,860	18.9
Technology
Communications	22,588	4.6	22,576	5.2
Consumer-Related	97,331	19.7	90,678	20.8
Networking	17,057	3.5	17,026	3.9
Software	68,776	14.0	58,994	13.5
Sustainability
Other Sustainability	58,646	11.9	46,092	10.5
Healthcare Information and Services
Diagnostics	12,329	2.5	12,282	2.8
Other Healthcare	4,894	1.0	—	—
Total	$492,194	100.0%	$437,317	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 24% and 26% of total debt investments outstanding as of March 31, 2022 and December 31, 2021, respectively. No single debt investment represented more than 10% of our total debt investments as of March 31, 2022 and December 31, 2021.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2022 and December 31, 2021, our debt investments had a weighted average credit rating of 3.2. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments

	(Dollars in thousands)
Credit Rating
4	8	$102,783	20.9%	9	$104,863	24.0%
3	39	369,196	75.0	34	322,084	73.6
2	2	14,717	3.0	1	3,470	0.8
1	1	5,498	1.1	1	6,900	1.6
Total	50	$492,194	100.0%	45	$437,317	100.0%

As of March 31, 2022, there was one debt investments with an internal credit rating of 1, with an aggregate cost of $11.9 million and an aggregate fair value of $5.5 million. As of December 31, 2021, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $11.5 million and an aggregate fair value of $6.9 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended March 31, 2022 and 2021

The following table shows consolidated results of operations for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
	2022	2021

	(In thousands)
Total investment income	$14,204	$13,215
Total expenses	8,375	7,150
Net investment income before excise tax	5,829	6,065
Provision for excise tax	100	62
Net investment income	5,729	6,003
Net realized gain (loss)	30	(5,208)
Net unrealized (depreciation) appreciation on investments	(2,237)	5,224
Net increase in net assets resulting from operations	$3,522	$6,019
Average debt investments, at fair value	$459,386	$348,456
Average gross assets less cash	$498,363	$380,050
Average borrowings outstanding	$267,376	$199,086

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $1.0 million, or 7.5%, to $14.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, total investment income consisted primarily of $13.9 million in interest income from investments, which included $2.7 million in income from the accretion of origination fees and end of term payments, or ETPs, and $0.4 million in fee income. Interest income on debt investments increased by $1.2 million, or 9.4%, to $13.9 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Interest income on debt investments for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 increased primarily due to an increase of $110.9 million, or 31.8%, in the average size of our debt investment portfolio, offset by $1.3 million in interest income received from the settlement of a debt investment previously on nonaccrual status collected during the three months ended March 31, 2021. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.2 million, or 36.5%, to $0.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to lower fee income earned on prepayment.

The following table shows our dollar-weighted annualized yield for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
Investment type:	2022	2021
Debt investments(1)	12.4%	15.2%
All investments(1)	11.8%	14.4%

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (1) total related investment income during the period divided by (2) the average of the fair value of the investment type outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investment type is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 26% and 27% of investment income for the three months ended March 31, 2022 and 2021, respectively.

Expenses

Total expenses increased by $1.2 million, or 17.1%, to $8.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.7 million, or 26.1%, to $3.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $68.3 million, or 34.3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 offset by a reduction in our effective cost of debt for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Base management fee expense increased by $0.5 million, or 26.7%, to $2.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Base management fee increased primarily due to an increase of $110.9 million, or 31.8%, in average debt investments for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Performance based incentive fee expense decreased by $0.1 million, or 5.1%, to $1.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was due to a decrease of $0.4 million, or 5.1%, in Pre-Incentive Fee Net Investment Income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Administrative fee expense, professional fees and general and administrative expenses were $1.3 million and $1.2 million for the three months ended March 31, 2022 and 2021.

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

During the three months ended March 31, 2022, we realized net gains on investments totaling $0.03 million primarily due to the realized gain from the consideration we received from exercise and sale of two of our warrant investments. During the three months ended March 31, 2021, we realized net losses totaling $5.2 million primarily due to the realized loss on the settlement of one of our debt investments.

During the three months ended March 31, 2022, net unrealized depreciation on investments totaled $2.2 million which was primarily due to the unrealized depreciation on three of our debt investments partially offset by the unrealized appreciation on our warrant investments. During the three months ended March 31, 2021, net unrealized appreciation on investments totaled $5.2 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on three of our debt investments partially offset by the unrealized depreciation on one of our equity investments.

Liquidity and capital resources

As of March 31, 2022 and December 31, 2021, we had cash and investments in money market funds of $14.5 million and $45.9 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of March 31, 2022 and December 31, 2021, we had $1.5 million and $1.4 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our term debt securitization in connection with which an affiliate of ours made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019, or the Asset-Backed Notes, or our Note Funding Agreement, or the NYL Facility and our revolving credit facility with KeyBank National Association, or the Key Facility, together with the NYL Facility, the Credit Facilities, and issuance of our public debt offerings.

On July 30, 2020, we entered into an At-The-Market, or ATM, sales agreement, or the 2020 Equity Distribution Agreement, with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., each a Sales Agent and, collectively, the Sales Agents. The 2020 Equity Distribution Agreement provided that we may offer and sell shares of common stock from time to time through the Sales Agents representing up to $100.0 million worth of our common stock, in amounts and at times to be determined by us.

On August 2, 2021, we terminated the 2020 Equity Distribution Agreement and entered into a new ATM sales agreement, or the 2021 Equity Distribution Agreement with the Sales Agents. The remaining shares available under the 2020 Equity Distribution Agreement are no longer available for issuance. The 2021 Equity Distribution Agreement provides that we may offer and sell our shares from time to time through the Sales Agents up to $100.0 million worth of our common stock, in amounts and at times to be determined by us. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2022, we sold 250,171 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $3.9 million, including $0.1 million of offering expenses, from these sales.

During the three months ended March 31, 2021, we sold 366,140 shares of common stock under the 2020 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $4.9 million, including $0.1 million of offering expenses, from these sales.

On April 29, 2022, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2022 or the repurchase of $5.0 million of our common stock. During the three months ended March 31, 2022 and 2021, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through March 31, 2022, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At March 31, 2022 and December 31, 2021, the outstanding principal balance under our Key Facility, was $43.5 million and $53.5 million, respectively. As of March 31, 2022 and December 31, 2021, we had borrowing capacity under the Key Facility of $81.5 million and $71.5 million, respectively. At March 31, 2022 and December 31, 2021, $38.6 million and $19.8 million, respectively, were available for borrowing, subject to existing terms and advance rates.

At March 31, 2022 and December 31, 2021, the outstanding principal balance under the NYL Facility was $93.8 million and $78.8 million, respectively. As of March 31, 2022 and December 31, 2021, we had borrowing capacity under the NYL Facility of $106.2 million and $21.2 million, respectively. At March 31, 2022 and December 31, 2021, $26.9 million and $5.7, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $55.4 million for the three months ended March 31, 2022, and our financing activities provided cash of $24.1 million for the same period. Our operating activities used cash to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the completion of a follow-on public offering of 2.5 million shares of common stock for net proceeds of $34.3 million, after deducting underwriting commission and discounts and other offering expenses and advances on our Credit Facilities, partially offset by cash used to repay our Key Facility and pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$43,500	$81,500	$125,000	$53,500	$71,500
NYL Facility	200,000	93,750	106,250	100,000	78,750	21,250
Asset-Backed Notes	58,150	58,150	—	70,500	70,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	440,650	252,900	187,750	353,000	260,250	92,750
Unamortized debt issuance costs attributable to term borrowings	—	(2,399)	—	—	(2,637)	—
Total borrowings outstanding, net	$440,650	$250,501	$187,750	$353,000	$257,613	$92,750

We entered into the Key Facility effective November 4, 2013. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 3.50%  and 3.25% as of March 31, 2022 and December 31, 2021, respectively. The interest rates in effect were 4.25% as of March 31, 2022 and

December 31, 2021. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. On June 22, 2021, we amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which we may request advances under the Key Facility, or the Revolving Period, to June 22, 2024. The Key Facility is collateralized by debt investments held by Credit II and permits an advance rate of up to sixty percent (60%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed sixty percent (60%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. The maturity of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable, is on June 22, 2026.

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

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026, or the 2026 Notes. The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2022, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

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

At March 31, 2022, and December 31, 2021, the Asset-Backed Notes had an outstanding principal balance of $58.2 million and $70.5 million, respectively.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At March 31, 2022, and December 31, 2021, there was approximately $0.8 million and $0.9 million, respectively, of restricted investments.

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

There were $93.8 million and $78.8 million in notes issued to the NYL Noteholders as of March 31, 2022 and December 31, 2021, respectively, at an interest rate of 4.68% and 4.62%, respectively. As of March 31, 2022 and December 31, 2021, the Company had borrowing capacity under the NYL Facility of $106.2 million and $21.2 million, respectively. At March 31, 2022 and December 31, 2021, $26.9 million and $5.7 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Other assets

As of March 31, 2022 and December 31, 2021, other assets were $2.3 million and $2.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2022:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years

	(In thousands)
Borrowings	$252,900	$—	$142,204	$110,696	$—
Unfunded commitments	138,250	132,000	6,250	—	—
Total	$391,150	$132,000	$148,454	$110,696	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2022, we had such unfunded commitments of $138.3 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of March 31, 2022, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2022 and 2021, the Advisor earned $3.7 million and $3.3 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Principals LLC f/k/a Horizon Technology Finance, LLC, or HTF Principals, owns more than seventy percent (70%) of the Advisor. Our Chief Executive Officer, Robert D. Pomeroy Jr. and our President, Gerald A. Michaud own one hundred percent (100%) of HTF Principals. By virtue of their ownership interest in HTF Principals, Mr. Pomeroy and Mr. Michaud control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2022 and 2021, the Advisor earned $0.4 million and $0.3 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2022, we did recognize interest income from one portfolio company whose debt investment was on non-accrual status. For the three months ended March 31, 2021, we recognized as interest income interest payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2022 and December 31, 2021.

Recent developments

On April 4, 2022, we funded a $0.3 million debt investment to an existing portfolio company, Maculogix, Inc.

On April 11, 2022, we funded a $5.0 million debt investment to an existing portfolio company, Emalex Biosciences, Inc.

On April 12, 2022, we funded a $7.5 million debt investment to a new portfolio company, Native Microbials, Inc.

On April 18, 2022, we funded a $5.0 million debt investment to an existing portfolio company, NextCar Holding Company, Inc.

On April 19, 2022, we funded a $0.2 million debt investment to an existing portfolio company, Maculogix, Inc.

On April 19, 2022, we funded a $0.2 million equity investment to an existing portfolio company, Castle Creek Biosciences, Inc.

On April 26, 2022, we funded a $12.5 million debt investment to a new portfolio company, KSQ Therapeutics, Inc.

On April 29, 2022, we funded a $7.5 million debt investment to an existing portfolio company, Soli Organic, Inc.

On April 29, 2022, we made a new debt investment of $26.0 million to Castle Creek Biosciences, Inc., or Castle Creek, an existing portfolio company, which used the proceeds to prepay our $25.0 million debt investment in Castle Creek, as well as the end-of-term payment on the $25 million debt investment. After giving effect to the transactions, we hold a $26 million debt investment in Castle Creek, as well as warrants in Castle Creek.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2022 and December 31, 2021, 100% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on either a floating LIBOR index or the Prime Rate as published in the Wall Street Journal.

Based on our March 31, 2022 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at March 31, 2022, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)

	(In thousands)
Up 300 basis points	$13,903	$1,103	$12,800
Up 200 basis points	$8,917	$662	$8,255
Up 100 basis points	$4,138	$221	$3,917
Down 300 basis points	$(947)	$—	$(947)
Down 200 basis points	$(947)	$—	$(947)
Down 100 basis points	$(947)	$—	$(947)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2026 Notes and our Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to a floor of 0.25% per annum, based on a prime rate index which resets monthly and the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related Commodity Futures Trading Commission, or the CFTC, regulations. On January 31, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2022 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
1.1

Amendment No. 3 to Sale and Servicing Agreement, dated as of February 25, 2022, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Lending Fund I LLC, as originator and seller, Horizon Technology Finance Corporation, the servicer, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 28, 2022)

1.2

Second Amended and Restated Note Funding Agreement, dated as of February 25, 2022, between Horizon Funding I, LLC, the issuer, and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 28, 2022)

1.3

Second Supplemental Indenture, dated as of February 25, 2022, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 28, 2022)

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: May 3, 2022	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: May 3, 2022	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer