Form 10-Q
period 2022-06-30
Horizon Technology Finance Corp
filed 2022-08-02
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of August 2, 2022 was 25,382,424.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
4.875% Notes due 2026	HTFB	The New York Stock Exchange
6.25% Notes due 2027	HTFC	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $575,526 and $452,387, respectively)	$577,492	$458,075
Controlled affiliate investments at fair value (cost of $0 and $1,450, respectively) (Note 5)	—	—
Total investments at fair value (cost of $575,526 and $453,837, respectively) (Note 4)	577,492	458,075
Cash	54,353	38,054
Investments in money market funds	21,959	7,868
Restricted investments in money market funds	1,583	1,359
Interest receivable	9,084	6,154
Other assets	3,445	2,450
Total assets	$667,916	$513,960

Liabilities
Borrowings (Note 7)	$364,821	$257,613
Distributions payable	7,457	6,365
Base management fee payable (Note 3)	871	706
Incentive fee payable (Note 3)	2,145	2,015
Other accrued expenses	2,017	1,926
Total liabilities	377,311	268,625

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 25,024,569 and 21,384,925 shares issued and 24,857,104 and 21,217,460 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	26	22
Paid-in capital in excess of par	350,173	301,359
Distributable earnings	(59,594)	(56,046)
Total net assets	290,605	245,335
Total liabilities and net assets	$667,916	$513,960
Net asset value per common share	$11.69	$11.56

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Investment income
Interest income on investments
Interest income on non-affiliate investments	$17,720	$12,420	$31,573	$24,909
Interest income on affiliate investments	—	62	—	235
Total interest income on investments	17,720	12,482	31,573	25,144
Fee income
Prepayment fee income on non-affiliate investments	762	913	1,092	1,256
Fee income on non-affiliate investments	106	94	127	292
Fee income on affiliate investments	—	—	—	12
Total fee income	868	1,007	1,219	1,560
Total investment income	18,588	13,489	32,792	26,704
Expenses
Interest expense	4,225	2,954	7,649	5,669
Base management fee (Note 3)	2,523	1,829	4,767	3,598
Performance based incentive fee (Note 3)	2,145	1,528	3,570	3,029
Administrative fee (Note 3)	374	289	735	578
Professional fees	271	280	848	789
General and administrative	362	442	706	808
Total expenses	9,900	7,322	18,275	14,471
Net investment income before excise tax	8,688	6,167	14,517	12,233
Provision for excise tax	106	56	206	118
Net investment income	8,582	6,111	14,311	12,115
Net realized and unrealized (loss) gain
Net realized gain (loss) on non-affiliate investments	271	1,492	301	(3,716)
Net realized loss on controlled affiliate investments	(1,200)	—	(1,200)	—
Net realized (loss) gain on investments	(929)	1,492	(899)	(3,716)
Net realized loss on extinguishment of debt	—	(395)	—	(395)
Net realized (loss) gain	(929)	1,097	(899)	(4,111)
Net unrealized (depreciation) appreciation on non-affiliate investments	(1,436)	122	(3,723)	6,385
Net unrealized depreciation on non-controlled affiliate investments	—	(600)	—	(1,639)
Net unrealized appreciation on controlled affiliate investments	1,400	—	1,450	—
Net unrealized (depreciation) appreciation on investments	(36)	(478)	(2,273)	4,746
Net realized and unrealized (loss) gain	(965)	619	(3,172)	635
Net increase in net assets resulting from operations	$7,617	$6,730	$11,139	$12,750
Net investment income per common share	$0.35	$0.31	$0.62	$0.62
Net increase in net assets resulting from operations per common share	$0.31	$0.34	$0.48	$0.65
Distributions declared per share	$0.30	$0.30	$0.60	$0.60
Weighted average shares outstanding	24,301,762	19,834,050	23,109,584	19,601,607

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at March 31, 2021	19,657,815	$20	$276,239	(58,588)	$217,671
Issuance of common stock, net of offering costs	361,308	—	5,811	—	5,811
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	6,111	6,111
Net realized gain on investments	—	—	—	1,492	1,492
Net realized loss on extinguishment of debt	—	—	—	(395)	(395)
Net unrealized depreciation on investments	—	—	—	(478)	(478)
Issuance of common stock under dividend reinvestment plan	5,118	—	86	—	86
Distributions declared	—	—	—	(6,034)	(6,034)
Balance at June 30, 2021	20,024,241	20	282,136	(57,892)	224,264

Balance at March 31, 2022	23,977,137	25	339,688	(59,724)	279,989
Issuance of common stock, net of offering costs	868,230	1	10,340	—	10,341
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	8,582	8,582
Net realized loss on investments	—	—	—	(929)	(929)
Net unrealized depreciation on investments	—	—	—	(36)	(36)
Issuance of common stock under dividend reinvestment plan	11,737	—	145	—	145
Distributions declared	—	—	—	(7,487)	(7,487)
Balance at June 30, 2022	24,857,104	$26	$350,173	$(59,594)	$290,605

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2020	19,286,356	$19	$271,287	$(58,709)	$212,597
Issuance of common stock, net of offering costs	727,448	1	10,688	—	10,689
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	12,115	12,115
Net realized loss on investments	—	—	—	(3,716)	(3,716)
Net realized loss on extinguishment of debt	—	—	—	(395)	(395)
Net unrealized appreciation on investments	—	—	—	4,746	4,746
Issuance of common stock under dividend reinvestment plan	10,437	—	161	—	161
Distributions declared	—	—	—	(11,933)	(11,933)
Balance at June 30, 2021	20,024,241	20	282,136	(57,892)	224,264

Balance at December 31, 2021	21,217,460	22	301,359	(56,046)	$245,335
Issuance of common stock, net of offering costs	3,618,401	4	48,524	—	48,528
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	14,311	14,311
Net realized loss on investments	—	—	—	(899)	(899)
Net unrealized depreciation on investments	—	—	—	(2,273)	(2,273)
Issuance of common stock under dividend reinvestment plan	21,243	—	290	—	290
Distributions declared	—	—	—	(14,687)	(14,687)
Balance at June 30, 2022	24,857,104	$26	$350,173	$(59,594)	$290,605

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,139	$12,750
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	705	494
Net realized loss on investments	899	3,716
Net realized loss on extinguishment of debt	—	395
Net unrealized depreciation (appreciation) on investments	2,273	(4,746)
Purchase of investments	(253,720)	(118,660)
Principal payments received on investments	87,473	65,672
Proceeds from sale of investments	43,426	3,732
Changes in assets and liabilities:
Increase in interest receivable	(1,019)	(625)
Increase in end-of-term payments	(1,911)	(838)
Increase (decrease) in unearned income	232	(800)
Increase in other assets	(620)	(391)
Increase in other accrued expenses	91	66
Increase in base management fee payable	165	71
Increase in incentive fee payable	130	553
Net cash used in operating activities	(110,737)	(38,611)
Cash flows from financing activities:
Proceeds from issuance of 2027 Notes	50,000	—
Proceeds from issuance of 2026 Notes	—	57,500
Repayment of Asset-Backed Notes	(20,702)	—
Repayment of 2022 Notes	—	(37,375)
Proceeds from issuance of common stock, net of offering costs	48,529	10,688
Advances on Credit Facilities	119,000	51,500
Repayment of Credit Facilities	(40,000)	(36,000)
Debt issuance costs	(2,170)	(2,575)
Distributions paid	(13,306)	(11,550)
Net cash provided by financing activities	141,351	32,188
Net increase (decrease) in cash, cash equivalents and restricted cash	30,614	(6,423)
Cash, cash equivalents and restricted cash:
Beginning of period	47,281	47,758
End of period	$77,895	$41,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,535	$5,084
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$1,845	$1,265
Distributions payable	$7,457	$6,007
End-of-term payments receivable	$7,149	$4,731
Non-cash income	$2,378	$2,621

	Six months ended June 30,
	2022	2021
Cash	$54,353	$26,737
Investments in money market funds	21,959	13,096
Restricted investments in money market funds	1,583	1,502
Total cash, cash equivalents and restricted cash	$77,895	$41,335

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Non-Affiliate Investments — 198.8% (8)
Non-Affiliate Debt Investments — 189.8% (8)
Non-Affiliate Debt Investments — Life Science — 83.2% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	$2,885	$2,809	$2,809
		Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	2,885	2,809	2,809
		Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 1/1/25)	1,442	1,404	1,404
		Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 2/1/25)	2,885	2,806	2,806
		Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 2/1/25)	2,885	2,806	2,806
		Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 4/1/25)	1,442	1,401	1,401
		Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 3.0% ETP, Due 4/1/25)	1,442	1,401	1,401
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (10.05% cash (Prime + 6.05%; Floor 9.55%), 5.50% ETP, Due 5/1/26)	5,000	4,883	4,883
		Term Loan (10.05% cash (Prime + 6.05%; Floor 9.55%), 5.50% ETP, Due 5/1/26)	5,000	4,955	4,955
		Term Loan (10.05% cash (Prime + 6.05%; Floor 9.55%), 5.50% ETP, Due 5/1/26)	3,000	2,973	2,973
		Term Loan (10.05% cash (Prime + 6.05%; Floor 9.55%), 5.50% ETP, Due 5/1/26)	5,000	4,955	4,955
		Term Loan (10.05% cash (Prime + 6.05%; Floor 9.55%), 5.50% ETP, Due 5/1/26)	5,000	4,955	4,955
		Term Loan (10.05% cash (Prime + 6.05%; Floor 9.55%), 5.50% ETP, Due 5/1/26)	3,000	2,973	2,973
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 6/1/24)	2,396	2,373	2,373
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 6/1/24)	2,396	2,375	2,375
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 11/1/25)	5,000	4,909	4,909
		Term Loan (9.75% cash (Libor + 7.90%; Floor 9.75%), 5.00% ETP, Due 5/1/26)	5,000	4,893	4,893
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan (10.25% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 4/1/25)	2,500	2,470	2,470
		Term Loan (10.25% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 7/1/25)	2,500	2,468	2,468
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan (10.50% cash (Prime + 5.75%; Floor 9.00%), 3.00% ETP, Due 7/1/25)	5,000	4,829	4,829
		Term Loan (10.50% cash (Prime + 5.75%; Floor 9.00%), 3.00% ETP, Due 7/1/25)	2,500	2,416	2,416
IMV Inc. (2)(5)(12)	Biotechnology	Term Loan (10.50% cash (Prime + 5.75%; Floor 9.00%), 5.00% ETP, Due 7/1/25)	5,000	4,935	4,935
		Term Loan (10.50% cash (Prime + 5.75%; Floor 9.00%), 5.00% ETP, Due 7/1/25)	2,500	2,468	2,468
		Term Loan (10.50% cash (Prime + 5.75%; Floor 9.00%), 5.00% ETP, Due 1/1/26)	5,000	4,936	4,936
		Term Loan (10.50% cash (Prime + 5.75%; Floor 9.00%), 5.00% ETP, Due 1/1/26)	5,000	4,936	4,936
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Term Loan (9.50% cash (Prime + 4.75%; Floor 8.50%), 5.50% ETP, Due 5/1/27)	6,250	6,066	6,066
		Term Loan (9.50% cash (Prime + 4.75%; Floor 8.50%), 5.50% ETP, Due 5/1/27)	6,250	6,166	6,166
LogicBio, Inc. (2)(5)(12)	Biotechnology	Term Loan (8.75% cash (Libor + 6.25%; Floor 8.75%), 4.50% ETP, Due 6/1/24)	3,194	3,181	3,181
Native Microbials, Inc (2) (12)	Biotechnology	Term Loan (10.00% cash (Prime + 5.25%; Floor 8.50%), 5.00% ETP, Due 11/1/26)	3,750	3,629	3,629
Provivi, Inc. (2)(12)	Biotechnology	Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	4,833	4,779	4,779
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	4,833	4,779	4,779
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,417	2,367	2,367
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,417	2,367	2,367
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,417	2,359	2,359
		Term Loan (9.50% cash (Libor + 8.50%; Floor 9.50%), 5.50% ETP, Due 12/1/24)	2,417	2,359	2,359

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan (10.25% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 10/1/25)	5,000	4,647	4,647
		Term Loan (10.25% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 10/1/25)	2,500	2,449	2,449
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 6.0% ETP, Due 4/1/26)	2,500	2,455	2,455
		Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 6.0% ETP, Due 4/1/26)	2,500	2,455	2,455
Canary Medical Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,434	2,434
		Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,483	2,483
		Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 7.00% ETP, Due 11/1/24)	2,500	2,459	2,459
Ceribell, Inc. (2)(12)	Medical Device	Term Loan (8.75% cash (Prime + 4.75%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,925	4,925
		Term Loan (8.75% cash (Prime + 4.75%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	5,000	4,965	4,965
		Term Loan (8.75% cash (Prime + 4.75%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	2,500	2,472	2,472
		Term Loan (8.75% cash (Prime + 4.75%; Floor 8.25%), 5.50% ETP, Due 10/1/24)	2,500	2,472	2,472
Cognoa, Inc. (2)(12)	Medical Device	Term Loan (10.25% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 8/1/26)	5,000	4,916	4,916
		Term Loan (10.25% cash (Prime + 5.50%; Floor 8.75%), 6.0% ETP, Due 8/1/26)	2,500	2,282	2,282
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	3,960	3,886	3,886
		Term Loan (9.25% cash (Libor + 8.00%; Floor 9.25%), 10.36% ETP, Due 7/1/25)	3,960	3,886	3,886
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan (9.25% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 6/30/22)	2,500	2,500	2,500
		Term Loan (9.25% cash (Prime + 5.25%; Floor 8.50%), 20.00% ETP, Due 6/30/22)	2,500	2,500	2,500
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	2,375	2,352	2,352
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 1/1/24)	158	157	157
		Term Loan (10.00% cash (Libor + 8.20%; Floor 10.00%), 5.00% ETP, Due 3/1/24)	2,800	2,776	2,776
Embody, Inc. (2)(12)	Medical Device	Term Loan (11.25% cash (Prime + 6.50%; Floor 9.75%), 28.00% ETP, Due 8/1/26)	2,500	2,460	2,460
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan (10.25% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 10/1/24)	3,500	3,416	3,416
		Term Loan (10.25% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 6/1/25)	1,000	969	969
MacuLogix, Inc. (2)(12)(13)	Medical Device	Term Loan (15.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 9/1/23)	7,439	7,390	2,154
		Term Loan (15.08% cash (Libor + 7.68%; Floor 10.08%), 6.00% ETP, Due 9/1/23)	4,017	3,990	1,163
		Term Loan (14.00% cash, Due 4/29/22)	188	188	55
		Term Loan (14.00% cash, Due 4/29/22)	346	346	101
		Term Loan (14.00% cash, Due 4/29/22)	250	250	73
		Term Loan (14.00% cash, Due 4/29/22)	188	188	55
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,960	4,960
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,960	4,960
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,953	4,953
		Term Loan (9.75% cash (Prime + 5.00%; Floor 9.75%), 4.00% ETP, Due 3/1/25)	5,000	4,953	4,953
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan (9.50% cash (Prime + 4.75%; Floor 8.50%), 5.00% ETP, Due 1/1/27)	3,750	3,588	3,588
		Term Loan (9.50% cash (Prime + 4.75%; Floor 8.50%), 5.00% ETP, Due 1/1/27)	3,750	3,698	3,698
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan (10.50% cash (Prime + 6.50%; Floor 9.75%), 5.00% ETP, Due 6/1/25)	2,500	2,385	2,385
		Term Loan (10.50% cash (Prime + 6.50%; Floor 9.75%), 5.80% ETP, Due 6/1/25)	2,500	2,474	2,474
		Term Loan (10.50% cash (Prime + 6.50%; Floor 9.75%), 5.80% ETP, Due 10/1/25)	2,500	2,474	2,474
Spineology, Inc. (2)(12)	Medical Device	Term Loan (11.75% cash (Prime + 7.00%; Floor 10.25%), 1.00% ETP, Due 10/1/25)	5,000	4,959	4,959
		Term Loan (11.75% cash (Prime + 7.00%; Floor 10.25%), 1.00% ETP, Due 4/1/26)	2,500	2,477	2,477

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan (10.00% cash (Prime + 5.25%; Floor 9.00%), 5.00% ETP, Due 7/1/27)	3,500	3,342	3,342
		Term Loan (10.00% cash (Prime + 5.25%; Floor 9.00%), 5.00% ETP, Due 7/1/27)	3,500	3,447	3,447
Total Non-Affiliate Debt Investments — Life Science				250,528	241,777
Non-Affiliate Debt Investments — Sustainability — 26.2% (8)
Dream Holdings, Inc. (2)(12)	Other Sustainability	Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 4/1/26)	3,750	3,688	3,688
		Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 4/1/26)	3,750	3,688	3,688
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Term Loan (11.75% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,347	7,347
		Term Loan (11.75% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,347	7,347
		Term Loan (11.75% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 9/1/25)	7,500	7,347	7,347
		Term Loan (11.75% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 7/1/26)	5,000	4,883	4,883
		Term Loan (11.75% cash (Prime + 7.00%; Floor 10.25%), 2.50% ETP, Due 7/1/26)	5,000	4,883	4,883
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 2.75% ETP, Due 4/1/26)	5,000	4,911	4,911
		Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 2.75% ETP, Due 4/1/26)	2,500	2,309	2,309
		Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 2.75% ETP, Due 5/1/26)	5,000	4,908	4,908
		Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 2.75% ETP, Due 5/1/26)	2,500	2,454	2,454
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,710	3,710
		Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 6/1/25)	3,750	3,710	3,710
		Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	7,500	7,410	7,410
		Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	3,750	3,705	3,705
		Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 2.50% ETP, Due 10/1/25)	3,750	3,705	3,705
Total Non-Affiliate Debt Investments — Sustainability				76,005	76,005
Non-Affiliate Debt Investments — Technology — 74.5% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan (10.00% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,449	7,449
		Term Loan (10.00% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,449	7,449
		Term Loan (10.00% cash (Prime + 6.00%; Floor 9.25%), 2.50% ETP, Due 6/1/26)	7,500	7,449	7,449
		Convertible Note (3.00%, Due 7/1/23)	250	250	250
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.75% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,957	4,957
		Term Loan (10.75% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	5,000	4,957	4,957
		Term Loan (10.75% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 1/1/25)	3,000	2,974	2,974
		Term Loan (10.75% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 12/1/25)	1,000	972	972
		Term Loan (10.75% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 2/1/26)	1,000	972	972
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 1.85% ETP, Due 7/1/25)	5,000	4,940	4,940
		Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 1.85% ETP, Due 10/1/25)	2,500	2,471	2,471
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan (12.00% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 5/1/26)	3,500	3,455	3,455
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,479	2,479
		Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,479	2,479

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.75% cash (Prime + 6.00%; Floor 9.50%), 3.00% ETP, Due 7/1/27	3,750	3,394	3,394
		Term Loan (10.75% cash (Prime + 6.00%; Floor 9.50%), 3.00% ETP, Due 7/1/27	1,250	1,236	1,236
		Term Loan (10.75% cash (Prime + 6.00%; Floor 9.50%), 3.00% ETP, Due 7/1/27	3,750	3,709	3,709
		Term Loan (10.75% cash (Prime + 6.00%; Floor 9.50%), 3.00% ETP, Due 7/1/27	1,250	1,236	1,236
		Term Loan (10.75% cash (Prime + 6.00%; Floor 9.50%), 3.00% ETP, Due 7/1/27	3,750	3,709	3,709
		Term Loan (10.75% cash (Prime + 6.00%; Floor 9.50%), 3.00% ETP, Due 7/1/27	1,250	1,236	1,236
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.25% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 1/1/26	6,500	6,410	5,664
		Term Loan (11.25% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 1/1/26	6,000	5,787	5,114
Lyrical Foods, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 9.75% ETP, Due 1/1/24)	2,500	2,485	1,250
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 10/1/25)	5,000	4,939	4,939
		Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 3.00% ETP, Due 10/1/25)	2,500	2,469	2,469
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 2.00% ETP, Due 1/1/26)	5,000	4,943	4,943
		Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 2.00% ETP, Due 1/1/26)	2,500	2,448	2,448
		Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 2.00% ETP, Due 1/1/26)	2,000	1,977	1,977
		Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 2.00% ETP, Due 1/1/26)	2,500	2,471	2,471
		Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 2.00% ETP, Due 1/1/26)	3,000	2,964	2,964
		Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 2.00% ETP, Due 1/1/26)	2,500	2,448	2,448
		Term Loan (9.75% cash (Prime + 5.75%; Floor 9.00%), 2.00% ETP, Due 1/1/26)	5,000	4,893	4,893
		Term Loan (10.50% cash (Prime + 5.75%; Floor 9.00%), 2.00% ETP, Due 1/1/26)	2,500	2,445	2,445
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.25% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,967	2,967
		Term Loan (11.25% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,967	2,967
		Term Loan (11.25% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 9/1/25)	3,000	2,961	2,961
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan (12.50% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	2,500	2,469	2,401
		Term Loan (12.50% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	1,250	1,234	1,200
		Term Loan (12.50% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	1,250	1,232	1,198
Liqid, Inc. (2)(12)	Networking	Term Loan (10.25% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	4,333	4,272	4,272
		Term Loan (10.25% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	4,333	4,272	4,272
		Term Loan (10.25% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,167	2,133	2,133
		Term Loan (10.25% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,167	2,133	2,133
		Term Loan (10.25% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,167	2,097	2,097
Branded Online, Inc. (2)(12)	Software	Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 6.00% ETP, Due 9/1/26)	5,000	4,749	4,749
		Term Loan (11.00% cash (Prime + 6.25%; Floor 9.50%), 6.00% ETP, Due 11/1/26)	2,500	2,370	2,370
		Term Loan (11.50% cash (Prime + 6.75%; Floor 10.00%), 1.00% ETP, Due 7/1/23)	5,000	5,000	5,000
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan (10.75% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 10/1/24)	2,500	2,418	2,418
		Term Loan (10.75% cash (Prime + 6.75%; Floor 10.00%), 4.00% ETP, Due 10/1/24)	2,500	2,484	2,484
Decisyon, Inc. (12)	Software	Term Loan (14.18% cash (Prime + 9.43%; Floor 12.68%), 50.43% ETP, Due 12/31/22)	3,341	3,341	3,341

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Dropoff, Inc. (2)(12)	Software	Term Loan (11.25% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 4/1/26)	6,500	6,135	6,135
		Term Loan (11.25% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 4/1/26)	6,000	5,837	5,837
		Term Loan (11.25% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 8/1/26)	2,500	2,425	2,425
E La Carte, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,963	2,963
		Term Loan (10.50% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,963	2,963
		Term Loan (10.50% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	1,500	1,482	1,482
Engage3, LLC (2)(12)	Software	Term Loan (11.00% cash (Prime + 6.25%; Floor 9.75%), 4.50% ETP, Due 7/1/27)	3,750	3,673	3,673
		Term Loan (11.00% cash (Prime + 6.25%; Floor 9.75%), 4.50% ETP, Due 7/1/27)	3,750	3,713	3,713
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan (11.25% cash (Prime + 6.50%; Floor 9.75%), 2.50% ETP, Due 3/1/26)	5,000	4,936	4,936
		Term Loan (11.25% cash (Prime + 6.50%; Floor 9.75%), 2.50% ETP, Due 3/1/26)	2,500	2,468	2,468
Lytics, Inc. (2)(12)	Software	Term Loan (10.00% cash (Prime + 6.00%; Floor 9.25%), 3.00% ETP, Due 7/1/25)	2,500	2,469	2,469
Reputation Institute, Inc. (2)(12)	Software	Term Loan (11.25% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 8/1/25)	5,000	4,919	4,919
Supply Network Visiblity Holdings LLC (2)(12)	Software	Term Loan (10.50% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,465	3,465
		Term Loan (10.50% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,465	3,465
		Term Loan (10.50% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 12/1/25)	2,500	2,468	2,468
		Term Loan (10.50% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 12/1/25)	2,500	2,468	2,468
Total Non-Affiliate Debt Investments — Technology				219,400	216,610
Non-Affiliate Debt Investments — Healthcare information and services — 5.9% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan (10.75% cash (Prime + 6.00%; Floor 9.25%), 3.50% ETP, Due 6/1/26)	2,500	2,380	2,380
		Term Loan (10.75% cash (Prime + 6.00%; Floor 9.25%), 3.50% ETP, Due 6/1/26)	2,500	2,467	2,467
		Term Loan (10.75% cash (Prime + 6.00%; Floor 9.25%), 3.50% ETP, Due 6/1/26)	5,000	4,935	4,935
Secure Transfusion Services, Inc. (2)(12)	Other Healthcare	Term Loan (10.50% cash (Prime + 5.75%; Floor 9.00%), 4.00% ETP, Due 10/1/25)	5,000	4,927	4,927
		Term Loan (10.50% cash (Prime + 5.75%; Floor 9.00%), 4.00% ETP, Due 12/31/25)	2,500	2,459	2,459
Total Non-Affiliate Debt Investments — Healthcare information and services				17,168	17,168
Total Non- Affiliate Debt Investments				563,101	551,560
Non-Affiliate Warrant Investments — 8.7% (8)
Non-Affiliate Warrants — Life Science — 1.9% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	317,306 Common Stock Warrants		311	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	5,372 Preferred Stock Warrants		214	95
Celsion Corporation (2)(5)(12)	Biotechnology	16,502 Common Stock Warrants		65	—
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		53	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	110,402 Preferred Stock Warrants		176	220
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	21,120 Common Stock Warrants		35	9
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	71,292 Common Stock Warrants		366	3
IMV Inc. (2)(5)(12)	Biotechnology	397,726 Common Stock Warrants		67	10
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	48,077 Preferred Stock Warrants		50	50
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	216,138 Common Stock Warrants		146	—
Native Microbials, Inc (2) (12)	Biotechnology	94,253 Preferred Stock Warrants		50	50
Provivi, Inc. (2)(12)	Biotechnology	164,608 Preferred Stock Warrants		278	561
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	—
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	795,455 Common Stock Warrants		264	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	126,000 Common Stock Warrants		72	1
AccuVein Inc. (2)(12)	Medical Device	1,175 Common Stock Warrants		24	—
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants		66	1,188
Aerobiotix, LLC (2)(12)	Medical Device	27,330 Preferred Stock Warrants		48	50
Canary Medical Inc. (2)(12)	Medical Device	12,153 Preferred Stock Warrants		86	1,881
Ceribell, Inc. (2)(12)	Medical Device	145,483 Preferred Stock Warrants		69	194
Cognoa, Inc. (2)(12)	Medical Device	775,000 Preferred Stock Warrants		148	154
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	7,972,222 Preferred Stock Warrants		221	366
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants		153	125
CVRx, Inc. (2)(5)(12)	Medical Device	47,410 Common Stock Warrants		76	5
Infobionic, Inc. (2)(12)	Medical Device	317,647 Preferred Stock Warrants		124	118

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants	238	—
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	441,780 Preferred Stock Warrants	88	100
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants	83	133
Scientia Vascular, Inc (2)(12)	Medical Device	19,662 Preferred Stock Warrants	40	40
Sonex Health, Inc. (2)(12)	Medical Device	605,313 Preferred Stock Warrants	96	105
VERO Biotech LLC (2)(12)	Medical Device	408 Preferred Stock Warrants	53	—
Swift Health Systems Inc. (2)(12)	Medical Device	135,484 Preferred Stock Warrants	71	71
Total Non-Affiliate Warrants — Life Science			3,900	5,529
Non-Affiliate Warrants — Sustainability — 0.5% (8)
Dream Holdings, Inc. (2)(12)	Other Sustainability	70,539 Preferred Stock Warrants	61	134
LiquiGlide, Inc. (2)(12)	Other Sustainability	61,359 Common Stock Warrants	39	42
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	193,540 Common Stock Warrants	488	845
Soli Organic, Inc. (2)(12)	Other Sustainability	681 Preferred Stock Warrants	214	322
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	31,223 Preferred Stock Warrants	107	253
Total Non-Affiliate Warrants — Sustainability			909	1,596
Non-Affiliate Warrants — Technology — 5.7% (8)
Axiom Space, Inc. (2)(12)	Communications	1,991 Common Stock Warrants	46	48
Intelepeer Holdings, Inc. (2)(12)	Communications	2,936,535 Preferred Stock Warrants	138	3,190
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants	92	180
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	20,000 Preferred Stock Warrants	93	54
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants	195	—
Better Place Forests Co. (2)(12)	Consumer-related Technologies	10,690 Preferred Stock Warrants	26	29
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants	68	1,063
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	17,605 Preferred Stock Warrants	22	57
Clara Foods Co. (2)(12)	Consumer-related Technologies	46,745 Preferred Stock Warrants	30	372
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	25,758 Preferred Stock Warrants	30	30
Getaround, Inc. (2)(12)	Consumer-related Technologies	651,040 Preferred Stock Warrants	450	421
Interior Define, Inc. (2)(12)	Consumer-related Technologies	553,710 Preferred Stock Warrants	103	—
MyForest Foods Co. (2)(12)	Consumer-related Technologies	143 Preferred Stock Warrants	29	30
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	630,626 Preferred Stock Warrants	188	313
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	553,778 Preferred Stock Warrants	57	419
Quip NYC Inc. (2)(12)	Consumer-related Technologies	6,191 Preferred Stock Warrants	325	519
Unagi, Inc. (2)(12)	Consumer-related Technologies	171,081 Preferred Stock Warrants	32	35
Updater, Inc.(2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	10
CPG Beyond, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	242	870
Silk, Inc. (2)(12)	Data Storage	44,211,003 Preferred and Common Stock Warrants	234	213
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	92	764
Skillshare, Inc. (2)(12)	Internet and Media	139,074 Preferred Stock Warrants	162	2,432
Liqid, Inc. (2)(12)	Networking	344,102 Preferred Stock Warrants	364	990
Halio, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants	1,585	2,584
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,081 Preferred and Common Stock Warrants	56	—
Branded Online, Inc. (2)(12)	Software	16,678 Common Stock Warrants	376	443
BriteCore Holdings, Inc. (2)(12)	Software	77,828 Preferred Stock Warrants	21	59
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants	46	—
Dropoff, Inc. (2)(12)	Software	516,732 Common Stock Warrants	455	452
E La Carte, Inc. (2)(12)	Software	181,947 Preferred Stock Warrants	60	39
Lemongrass Holdings, Inc. (2)(12)	Software	101,308 Preferred Stock Warrants	34	35
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants	22	296
Lytics, Inc. (2)(12)	Software	26,733 Preferred Stock Warrants	11	13
Reputation Institute, Inc. (2)(12)	Software	3,731 Preferred Stock Warrants	56	33
Revinate Holdings, Inc. (2)(12)	Software	498,241 Preferred Stock Warrants	44	75
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants	12	295
SIGNiX, Inc. (12)	Software	186,235 Preferred Stock Warrants	225	—
Skyword, Inc. (12)	Software	301,055 Preferred and Common Stock Warrants	48	7
Supply Network Visiblity Holdings LLC (2)(12)	Software	682 Preferred Stock Warrants	64	71
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants	138	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants	177	1
Total Non-Affiliate Warrants — Technology			6,557	16,442

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
Hound Labs, Inc (2) (12)	Diagnostics	159,893 Preferred Stock Warrants	46	46
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants	102	1,202
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants	74	—
Secure Transfusion Services, Inc. (2)(12)	Other Healthcare	77,690 Preferred Stock Warrants	48	49
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants	60	332
Total Non-Affiliate Warrants — Healthcare information and services			330	1,629
Total Non-Affiliate Warrants			11,696	25,196
Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement	—	200
Total Non-Affiliate Other Investments			—	200
Non-Affiliate Equity — 0.2% (8)
Castle Creek Biosciences, Inc. (12)	Biotechnology	1,162 Preferred Stock	250	250
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock	9	83
Zeta Global Holdings Corp. (2)(5)(12)	Internet and Media	18,405 Common Stock	240	83
Decisyon, Inc. (12)	Software	72,638,663 Preferred and Common Stock	230	120
Total Non-Affiliate Equity			729	536
Total Non-Affiliate Portfolio Investment Assets			$575,526	$577,492
Total Portfolio Investment Assets — 198.8% (8)			$575,526	$577,492

Short Term Investments — Unrestricted Investments — 7.6% (8)
US Bank Money Market Deposit Account			$21,959	$21,959
Total Short Term Investments — Unrestricted Investments			$21,959	$21,959

Short Term Investments — Restricted Investments — 0.5% (8)
US Bank Money Market Deposit Account			$1,583	$1,583
Total Short Term Investments — Restricted Investments			$1,583	$1,583

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

(4)All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of June 30, 2022 is provided.

(5)Portfolio company is a public company.

(6)For debt investments, represents principal balance less unearned income.

(7)Warrants, Equity and Other Investments are non-income producing.

(8)Value as a percent of net assets.

(9)As of June 30, 2022, 7.5% of the Company’s total assets on a cost and fair value basis are in non-qualifying assets. Under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(13) Debt investment is on non-accrual status as of June 30, 2022.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 1.85% ETP, Due 7/1/25)	5,000	4,928	4,928
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 5/1/26)	3,500	3,430	3,430
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,476	2,476
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 8/1/25)	2,500	2,476	2,476
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 1/1/26	6,500	6,397	6,397
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 1/1/26	6,000	5,775	5,775
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.00% cash (Prime + 6.75%; Floor 10.00%), 9.75% ETP, Due 1/1/24)	2,500	2,480	2,480
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 10.10% ETP, Due 1/1/26)	5,000	4,935	4,935
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 10.10% ETP, Due 1/1/26)	2,000	1,920	1,920
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,961	2,961
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 3/1/25)	3,000	2,961	2,961
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 9/1/25)	3,000	2,955	2,955
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.25% cash (Prime + 8.00%; Floor 11.25%), 3.00% ETP, Due 4/1/26)	10,000	9,639	9,639
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan (11.00% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	2,500	2,446	2,446
		Term Loan (11.00% cash (Prime + 7.75%; Floor 11.00%), Due 7/1/25)	1,250	1,234	1,234
Updater, Inc. (2)(12)	Consumer-related Technologies	Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%),0.56% ETP, Due 12/20/24)	5,000	4,961	4,961
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	5,000	4,961	4,961
		Term Loan (12.00% cash (Prime + 5.75%; Floor 12.00%, Ceiling 14.00%), 0.56% ETP, Due 12/20/24)	10,000	9,922	9,922
Liqid, Inc. (2)(12)	Networking	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,770	4,770
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	5,000	4,924	4,924
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,459	2,459
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,459	2,459
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 4.00% ETP, Due 9/1/24)	2,500	2,414	2,414
Branded Online, Inc. (2)(12)	Software	Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 6.00% ETP, Due 9/1/26)	5,000	4,719	4,719
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 6.00% ETP, Due 11/1/26)	2,500	2,355	2,355
		Term Loan (9.50% cash (Prime + 6.25%; Floor 9.50%), 0% ETP, Due 7/1/23)	5,000	5,000	5,000
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,481	2,481
		Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 4.00% ETP, Due 10/1/24)	2,500	2,481	2,481
Decisyon, Inc. (12)	Software	Term Loan (12.68% cash (Prime + 9.23%; Floor 12.68%), 50.43% ETP, Due 1/1/23)	3,470	3,470	3,470
Dropoff, Inc. (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 4/1/26)	6,500	6,087	6,087
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 3.50% ETP, Due 4/1/26)	6,000	5,816	5,816
E La Carte, Inc. (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,937	2,937
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	3,000	2,958	2,958
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 10/1/25)	1,500	1,479	1,479
Lytics, Inc. (2)(12)	Software	Term Loan (9.25% cash (Prime + 6.00%; Floor 9.25%), 4.00% ETP, Due 7/1/25)	2,500	2,464	2,464
Reputation Institute, Inc. (2)(12)	Software	Term Loan (10.50% cash (Prime + 7.25%; Floor 10.50%), 3.00% ETP, Due 8/1/25)	5,000	4,905	4,905
Supply Network Visiblity Holdings LLC (2)(12)	Software	Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,458	3,458

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

			Principal	Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Amount	Investments (6)	Value
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 2/1/25)	3,500	3,458	3,458
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 12/1/25)	2,500	2,463	2,463
		Term Loan (9.75% cash (Prime + 6.50%; Floor 9.75%), 4.00% ETP, Due 12/1/25)	2,500	2,463	2,463
Total Non-Affiliate Debt Investments — Technology				189,274	189,274
Non-Affiliate Debt Investments — Healthcare information and services — 5.0% (8)
IDbyDNA, Inc. (2)(12)	Diagnostics	Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,902	4,902
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/25)	5,000	4,936	4,936
		Term Loan (9.00% cash (Prime + 5.75%; Floor 9.00%), 5.50% ETP, Due 1/1/26)	2,500	2,444	2,444
Total Non-Affiliate Debt Investments — Healthcare information and services				12,282	12,282
Total Non- Affiliate Debt Investments				441,885	437,317
Non-Affiliate Warrant Investments — 8.2% (8)
Non-Affiliate Warrants — Life Science — 1.0% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	317,306 Common Stock Warrants		311	27
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	2,428 Preferred Stock Warrants		142	148
Celsion Corporation (2)(5)(12)	Biotechnology	295,053 Common Stock Warrants		65	1
Corvium, Inc. (2)(12)	Biotechnology	661,956 Preferred Stock Warrants		54	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	92,002 Preferred Stock Warrants		139	162
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	21,120 Common Stock Warrants		36	3
IMV Inc. (2)(5)(12)	Biotechnology	284,090 Common Stock Warrants		64	64
LogicBio, Inc. (2)(5)(12)	Biotechnology	7,843 Common Stock Warrants		8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	252,161 Common Stock Warrants		146	5
Provivi, Inc. (2)(12)	Biotechnology	164,608 Preferred Stock Warrants		278	519
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	7,051 Common Stock Warrants		17	9
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	795,455 Common Stock Warrants		264	45
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	160,714 Common Stock Warrants		72	110
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	95,293 Common Stock Warrants		44	—
AccuVein Inc. (2)(12)	Medical Device	1,175 Common Stock Warrants		24	—
Aerin Medical, Inc. (2)(12)	Medical Device	1,818,183 Preferred Stock Warrants		66	463
Canary Medical Inc. (2)(12)	Medical Device	7,292 Preferred Stock Warrants		53	45
Ceribell, Inc. (2)(12)	Medical Device	134,299 Preferred Stock Warrants		61	172
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	6,361,111 Preferred Stock Warrants		149	169
CSA Medical, Inc. (2)(12)	Medical Device	1,375,727 Preferred Stock Warrants		154	108
CVRx, Inc. (2)(5)(12)	Medical Device	47,410 Common Stock Warrants		80	90
Infobionic, Inc. (2)(12)	Medical Device	317,647 Preferred Stock Warrants		124	121
MacuLogix, Inc. (2)(12)	Medical Device	454,460 Preferred Stock Warrants		238	—
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	441,780 Preferred Stock Warrants		91	112
Meditrina, Inc. (2)(12)	Medical Device	221,510 Preferred Stock Warrants		83	122
Sonex Health, Inc. (2)(12)	Medical Device	484,250 Preferred Stock Warrants		77	75
VERO Biotech LLC (2)(12)	Medical Device	408 Preferred Stock Warrants		53	30
Total Non-Affiliate Warrants — Life Science				2,893	2,600
Non-Affiliate Warrants — Sustainability — 0.4% (8)
LiquiGlide, Inc. (2)(12)	Other Sustainability	61,359 Common Stock Warrants		39	36
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	142,405 Common Stock Warrants		356	331
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	48,756 Preferred Stock Warrants		107	552
Total Non-Affiliate Warrants — Sustainability				502	919
Non-Affiliate Warrants — Technology — 6.2% (8)
Axiom Space, Inc. (2)(12)	Communications	1,991 Common Stock Warrants		45	42
Intelepeer Holdings, Inc. (2)(12)	Communications	2,936,535 Preferred Stock Warrants		140	3,141
PebblePost, Inc. (2)(12)	Communications	598,850 Preferred Stock Warrants		92	161
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	20,000 Preferred Stock Warrants		93	70
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	76,923 Common Stock Warrants		195	1
Better Place Forests Co. (2)(12)	Consumer-related Technologies	9,353 Preferred Stock Warrants		23	23
Caastle, Inc. (2)(12)	Consumer-related Technologies	268,591 Preferred Stock Warrants		68	823
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	17,605 Preferred Stock Warrants		22	22
Clara Foods Co. (2)(12)	Consumer-related Technologies	46,745 Preferred Stock Warrants		30	368
Getaround, Inc. (2)(12)	Consumer-related Technologies	651,040 Preferred Stock Warrants		450	367
Interior Define, Inc. (2)(12)	Consumer-related Technologies	553,710 Preferred Stock Warrants		103	103
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	310,463 Preferred Stock Warrants		47	47
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	553,778 Preferred Stock Warrants		57	51

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

			Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (4)(7)(9)(10)	Investments (6)	Value
Quip NYC Inc. (2)(12)	Consumer-related Technologies	6,191 Preferred Stock Warrants	324	503
Unagi, Inc. (2)(12)	Consumer-related Technologies	134,421 Preferred Stock Warrants	25	24
Updater, Inc. (2)(12)	Consumer-related Technologies	108,333 Common Stock Warrants	34	31
CPG Beyond, Inc. (2)(12)	Data Storage	500,000 Preferred Stock Warrants	242	859
Silk, Inc. (2)(12)	Data Storage	44,211,003 Preferred and Common Stock Warrants	234	188
Global Worldwide LLC (2)(12)	Internet and Media	245,810 Preferred Stock Warrants	75	6
Rocket Lawyer Incorporated (2)(12)	Internet and Media	261,721 Preferred Stock Warrants	92	741
Skillshare, Inc. (2)(12)	Internet and Media	139,074 Preferred Stock Warrants	162	2,403
Liqid, Inc. (2)(12)	Networking	344,102 Preferred Stock Warrants	364	938
Kinestral, Inc. (2)(12)	Power Management	5,002,574 Preferred Stock Warrants	1,585	2,609
Avalanche Technology, Inc. (2)(12)	Semiconductors	6,753 Preferred and Common Stock Warrants	101	—
Branded Online, Inc. (2)(12)	Software	16,678 Common Stock Warrants	370	443
BriteCore Holdings, Inc. (2)(12)	Software	55,591 Preferred Stock Warrants	5	37
Decisyon, Inc. (12)	Software	82,967 Common Stock Warrants	46	—
Dropoff, Inc. (2)(12)	Software	482,283 Common Stock Warrants	397	395
E La Carte, Inc. (2)(12)	Software	181,947 Preferred Stock Warrants	61	53
Lotame Solutions, Inc. (2)(12)	Software	288,115 Preferred Stock Warrants	23	276
Lytics, Inc. (2)(12)	Software	26,733 Preferred Stock Warrants	12	12
Reputation Institute, Inc. (2)(12)	Software	3,731 Preferred Stock Warrants	54	52
Revinate Holdings, Inc. (2)(12)	Software	615,475 Preferred Stock Warrants	44	66
Riv Data Corp. (2)(12)	Software	321,428 Preferred Stock Warrants	12	292
SIGNiX, Inc. (12)	Software	186,235 Preferred Stock Warrants	224	—
Skyword, Inc. (12)	Software	301,055 Preferred and Common Stock Warrants	49	4
Supply Network Visiblity Holdings LLC (2)(12)	Software	682 Preferred Stock Warrants	64	62
Topia Mobility, Inc. (2)(12)	Software	3,049,607 Preferred Stock Warrants	138	—
xAd, Inc. (2)(12)	Software	4,343,348 Preferred Stock Warrants	179	1
Total Non-Affiliate Warrants — Technology			6,281	15,214
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
IDbyDNA, Inc. (2)(12)	Diagnostics	472,006 Preferred Stock Warrants	112	95
Kate Farms, Inc. (2)(12)	Other Healthcare	82,965 Preferred Stock Warrants	101	1,177
Watermark Medical, Inc. (2)(12)	Other Healthcare	27,373 Preferred Stock Warrants	74	—
Medsphere Systems Corporation (2)(12)	Software	7,097,792 Preferred Stock Warrants	60	195
Total Non-Affiliate Warrants — Healthcare information and services			347	1,467
Total Non-Affiliate Warrants			10,023	20,200
Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement	—	200
Total Non-Affiliate Other Investments			—	200
Non-Affiliate Equity — 0.1% (8)
SnagAJob.com, Inc. (12)	Consumer-related Technologies	82,974 Common Stock	9	83
Zeta Global Holdings Corp. (2)(5)(12)	Internet and Media	18,405 Common Stock	240	155
Decisyon, Inc. (12)	Software	72,638,663 Preferred and Common Stock	230	120
Total Non-Affiliate Equity			479	358
Total Non-Affiliate Portfolio Investment Assets			$452,387	$458,075
Controlled Affiliate Investments — 0.0% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.0% (8)
HESP LLC (12)(13)	Biotechnology	Other Investment	$1,450	$—
Total Controlled Affiliate Other Investments			1,450	—
Total Controlled Affiliate Portfolio Investment Assets			$1,450	$—
Total Portfolio Investment Assets — 186.7% (8)			$453,837	$458,075

Short Term Investments — Unrestricted Investments — 3.2% (8)
US Bank Money Market Deposit Account			$7,868	$7,868
Total Short Term Investments — Unrestricted Investments			$7,868	$7,868

Short Term Investments — Restricted Investments — 0.6% (8)
US Bank Money Market Deposit Account			$1,359	$1,359
Total Short Term Investments — Restricted Investments			$1,359	$1,359
(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility, the NYL and/or the Asset-Backed Notes.

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
(9)

As of December 31, 2021, 5.8% of the Company’s total assets on a cost and fair value basis are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2022, there were two investments on nonaccrual status with an aggregate cost of $14.8 million and an aggregate fair value of $4.9 million. As of December 31, 2021, there was one investment on non-accrual status with a cost of $11.5 million and a fair value of $6.9 million. For the three and six months ended June 30, 2022, the Company did not recognize any interest income from debt investments on non-accrual status. For the three and six months ended June 30, 2021, the Company recognized, as interest income, payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended June 30, 2022 and 2021 was 6.8% and 7.1%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2022 and 2021 was 8.0% and 7.6%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of June 30, 2022 and December 31, 2021 was $5.8 million and $4.3 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of June 30, 2022 and December 31, 2021 were $3.9 million and $3.2 million, respectively. The amortization expense for the three months ended June 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively. The amortization expense for the six months ended June 30, 2022 and 2021 was $0.7 million and $0.5 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2022, $0.1 million and $0.2 million, respectively, was accrued for U.S. federal excise tax. For the three and six months ended June 30, 2021, $0.1 million was recorded for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2022 and December 31, 2021. The Company’s income tax returns for the 2020, 2019 and 2018 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended June 30, 2022, the Company sold 868,230 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $10.3 million, including $0.2 million of offering expenses, from these sales.

During the three months ended June 30, 2021, the Company sold 361,308 shares of common stock under the 2020 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $5.8 million, including $0.2 million of offering expenses, from these sales.

During the six months ended June 30, 2022, the Company sold 1,118,401 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $14.2 million, including $0.2 million of offering expenses, from these sales.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the six months ended June 30, 2021, the Company sold 727,448 shares of common stock under the 2020 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $10.7 million, including $0.3 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2022, shares representing approximately $68.3 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 29, 2022, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2023 or the repurchase of $5.0 million of the Company’s common stock. During the three and six months ended June 30, 2022 and 2021, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through June 30, 2022, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Recently issued accounting pronouncements

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

In June 2022, the FASB issues Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”).  ASU 2022-03 clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. The amendments in ASU 2022-03 are effective for public companies for fiscal years beginning after December 15, 2023, and

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

interim periods within those fiscal years. The Company is currently assessing the impact of ASU 2022-03 on its consolidated financial statements.

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

The base management fee payable at June 30, 2022 and December 31, 2021 was $0.9 million and $0.7 million, respectively. The base management fee expense was $2.5 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively. The base management fee expense was $4.8 million and $3.6 million for the six months ended June 30, 2022 and 2021, respectively.

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

The performance based incentive fee expense was $2.1 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. The performance based incentive fee expense was $3.6 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the three and six months ended June 30, 2022 and

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2021. The performance based incentive fee payable as of June 30, 2022 and December 31, 2021 was $2.1 million and $2.0 million, respectively. The entire incentive fee payable as of June 30, 2022 and December 31, 2021 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. The administrative fee expense was $0.7 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

Note 4. Investments

The following table shows the Company’s investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Investments
Debt	$563,101	$551,560	$441,885	$437,317
Warrants	11,696	25,196	10,023	20,200
Other	—	200	1,450	200
Equity	729	536	479	358
Total investments	$575,526	$577,492	$453,837	$458,075

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Life Science
Biotechnology	$132,752	$131,535	$109,899	$107,902
Medical Device	121,926	116,221	88,681	84,567
Technology
Communications	22,873	26,015	22,853	25,920
Consumer-Related	107,376	106,330	92,158	93,194
Data Storage	476	1,083	476	1,047
Internet and Media	569	3,279	569	3,305
Networking	15,271	15,897	17,390	17,964
Power Management	1,585	2,584	1,585	2,609
Semiconductors	56	—	101	—
Software	78,230	78,150	60,902	60,807
Sustainability
Other Sustainability	76,914	77,601	46,594	47,011
Healthcare Information and Services
Diagnostics	9,828	9,828	12,394	12,377
Other	7,610	8,637	175	1,177
Software	60	332	60	195
Total investments	$575,526	$577,492	$453,837	$458,075

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

For the three and six months ended June 30, 2022, there were no transactions related to investments in non-controlled affiliated companies.

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

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the six months ended June 30, 2022 were as follows:

			Six months ended June 30, 2022

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	June 30,	Dividend
Company	2021	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2021	income

	(In thousands)
HESP LLC	—	—	(250)	—	—	1,450	(1,200)	—	—
Total controlled affiliates	$—	$—	$(250)	$—	$—	$1,450	$(1,200)	$—	$—

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At June 30, 2022 and December 31, 2021, the hypothetical market yields used ranged from 3% to 21% and 3% to 23%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of its investments as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2022:

June 30, 2022
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)

		(Dollars in thousands, except per share data)
Debt investments	$546,710	Discounted Expected Future Cash Flows	Hypothetical Market Yield	3% – 21%	12%

	4,850	Multiple Probability Weighted Cash Flow Model	Probability Weighting	50% – 100%	67%

Warrant investments	25,167	Black-Scholes Valuation Model	Price Per Share	$0.00 – $1,899	$57.49
			Average Industry Volatility	25%	25%
			Marketability Discount	20%	20%
			Estimated Time to Exit	1 to 4 years	2	years

Other investments	200	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	0% – 100%	100%

Equity investments	453	Last Equity Financing	Price Per Share	$0.00 – $215.03	$118.87

Total Level 3 investments	$577,380
(1)	Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

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

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On June 30, 2022, the closing price of the 2026 Notes on the New York Stock Exchange was $23.70 per note and had an aggregate fair value of $54.5 million. Therefore, the Company has categorized these borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

price on the date of measurement. On June 30, 2022, the closing price of the 2027 Notes on the New York Stock Exchange was $25.13 per note and had an aggregate fair value of $50.3 million. Therefore, the Company has categorized these borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on June 30, 2022, the Asset-Backed Notes were trading at par value and had an aggregate par value of $49.8 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$21,959	$—	$21,959
Restricted investments in money market funds	$—	$1,583	$—	$1,583
Debt investments	$—	$—	$551,560	$551,560
Warrant investments	—	29	25,167	25,196
Other investments	—	—	200	200
Equity investments	83	—	453	536
Total investments	$83	$29	$577,380	$577,492

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Investments in money market funds	$—	$7,868	$—	$7,868
Restricted investments in money market funds	$—	$1,359	$—	$1,359
Debt investments	$—	$—	$437,317	$437,317
Warrant investments	—	363	19,837	20,200
Other investments	—	—	200	200
Equity investments	155	—	203	358
Total investments	$155	$363	$457,557	$458,075

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2022:

	Three months ended June 30, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$492,194	$21,645	$203	$200	$514,242
Purchase of investments	158,985	—	250	—	159,235
Warrants and equity received and classified as Level 3	—	669	—	—	669
Principal payments received on investments	(73,096)	—	—	(232)	(73,328)
Proceeds from sale of investments	(21,750)	(396)	—	—	(22,146)
Net realized gain (loss) on investments	—	239	—	(1,168)	(929)
Unrealized (depreciation) appreciation included in earnings	(3,797)	3,010	—	1,400	613
Other	(976)	—	—	—	(976)
Level 3 assets, end of period	$551,560	$25,167	$453	$200	$577,380

During the three months ended June 30, 2022, there were no transfers in or out of Level 3.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2022:

	Six months ended June 30, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$437,317	$19,837	$203	$200	$457,557
Purchase of investments	253,470	—	250	—	253,720
Warrants and equity received and classified as Level 3	—	1,477	—	—	1,477
Principal payments received on investments	(87,191)	—	—	(282)	(87,473)
Proceeds from sale of investments	(43,000)	(426)	—	—	(43,426)
Net realized gain (loss) on investments	—	269	—	(1,168)	(899)
Unrealized (depreciation) appreciation included in earnings	(6,967)	4,010	—	1,450	(1,507)
Other	(2,069)	—	—	—	(2,069)
Level 3 assets, end of period	$551,560	$25,167	$453	$200	$577,380

During the six months ended June 30, 2022, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2022 includes $7.0 million in unrealized depreciation on debt investments and $4.7 million in unrealized appreciation on warrant investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2021:

	Six months ended June 30, 2021
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total

	(In thousands)
Level 3 assets, beginning of period	$333,495	$12,736	$2,117	$1,700	$350,048
Purchase of investments	118,660	—	—	—	118,660
Warrants and equity received and classified as Level 3	—	919	—	—	919
Principal payments received on investments	(65,672)	—	—	—	(65,672)
Proceeds from sale of investments	(101)	(1,640)	—	(13)	(1,754)
Net realized (loss) gain on investments	(4,995)	1,182	—	—	(3,813)
Unrealized appreciation (depreciation) included in earnings	4,811	1,976	(1,831)	13	4,969
Transfer of Level 3	—	(71)	(49)	—	(120)
Other	(384)	—	—	—	(384)
Level 3 assets, end of period	$385,814	$15,102	$237	$1,700	$402,853

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

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2021 includes $0.3 million in unrealized depreciation on debt and other investments, $2.5

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

million in unrealized appreciation on warrant investments and $1.6 million in unrealized depreciation on equity investments.

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

As of June 30, 2022 and December 31, 2021, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$74,500	$50,500	$125,000	$53,500	$71,500
NYL Facility	200,000	136,750	63,250	100,000	78,750	21,250
Asset-Backed Notes	49,800	49,800	—	70,500	70,500	—
2027 Notes	50,000	50,000	—	—	—	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	482,300	368,550	113,750	353,000	260,250	92,750
Unamortized debt issuance costs attributable to term borrowings	—	(3,729)	—	—	(2,637)	—
Total borrowings outstanding, net	$482,300	$364,821	$113,750	$353,000	$257,613	$92,750

As of June 30, 2022, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of June 30, 2022, the asset coverage for borrowed amounts was 179%.

The Company entered into the Key Facility with Key effective November 4, 2013. On June 22, 2021, the Company amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which we may request advances under the Key Facility to June 22, 2024. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on June 22, 2026. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 4.75% and 3.25% on June 30, 2022 and December 31, 2021, respectively. The average interest rate for the three months ended June 30, 2022 and 2021 was 4.25%. The average interest rate for the six months ended June 30, 2022 and 2021 was 4.25%. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of June 30, 2022 and December 31, 2021, the Company had borrowing capacity under the Key Facility of $50.5 million and $71.5 million, respectively. At June 30, 2022 and December 31, 2021, $31.6 million and $19.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2022, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2022, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

At June 30, 2022 and December 31, 2021, the Asset-Backed Notes had an outstanding principal balance of $49.8 million and $70.5 million, respectively.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2022 and December 31, 2021, there were approximately $0.7 million and $0.9 million of restricted investments, respectively.

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

On February 25, 2022, the Company amended its NYL Facility, increasing the commitment by $100.0 million to enable its wholly-owned subsidiary to issue up to $200.0 million of secured notes. The amendment to the NYL Facility extends the investment period to June 2023 and the maturity date to June 2028. In addition, the amendment, among other things, reduces the applicable margin used to calculate the credit facility’s interest rate on the Company’s borrowings above $100.0 million. Such borrowings will be priced at the three-year USD mid-market swap rate plus 3.00%.

There were $136.8 million and $78.8 million in advances made by the NYL Noteholders as of June 30, 2022 and December 31, 2021, respectively. The interest rate as of June 30, 2022 and December 31, 2021 was 5.11%. and 4.68%, respectively. As of June 30, 2022 and December 31, 2021, the Company had borrowing capacity under the NYL Facility

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

of $63.2 million and $21.2 million, respectively. At June 30, 2022 and December 31, 2021, $14.8 million and $5.7 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

The balance of unfunded commitments to extend credit was $189.5 million and $114.5 million as of June 30, 2022 and December 31, 2021, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. This includes the undrawn revolver commitments discussed in Note 4.

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2022:

	June 30, 2022
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability

	(In thousands)
Better Place Forests Co.	$5,000	$6
Britecore Holdings, Inc.	5,000	66
Canary Medical Inc.	2,500	33
Castle Creek Biosciences	4,000	71
Ceribell, Inc.	10,000	40
Cognoa, Inc.	20,000	176
Divergent Technologies, Inc.	30,000	315
DropOff, Inc.	7,500	188
Embody, Inc.	2,000	20
Engage3, LLC	8,000	40
Hound Labs, Inc.	7,500	87
Interior Define, Inc.	10,000	129
KSQ Therapeutics, Inc.	10,000	100
Lytics, Inc.	1,250	—
Native Microbials, Inc.	8,750	64
Scientia Vascular, Inc.	10,000	110
Soli, Inc.	7,500	146
Sonex Health, Inc.	5,000	89
Stealth BioTherapeutics Inc.	10,000	251
Swift Health Systems Inc.	25,500	105
Total	$189,500	$2,036

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2022, which totaled $2.0 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 22% and 26% of total debt investments outstanding as of June 30, 2022 and December 31, 2021, respectively. No single debt investment represented more than 10% of the total debt investments as of June 30, 2022 and December 31, 2021. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 22% and 27% of total interest and fee income on investments for the three months ended June 30, 2022 and 2021, respectively. Interest income from the five largest debt investments accounted for 22% and 24% of total interest and fee income on investments for the six months ended June 30, 2022 and 2021, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2022 and for the year ended December 31, 2021:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

			(In thousands, except share and per share data)
Six Months Ended June 30, 2022
4/29/2022	8/18/22	9/15/22	$0.10	$—	—	—
4/29/2022	7/19/22	8/16/22	0.10	—	—	—
4/29/2022	6/17/22	7/15/22	0.10	2,434	4,286	51
2/25/2022	5/18/22	6/15/22	0.10	2,378	4,428	50
2/25/2022	4/19/22	5/16/22	0.10	2,349	4,088	49
2/25/2022	3/18/22	4/14/22	0.10	2,352	3,221	46
			$0.60	$9,513	16,023	$196
Year Ended December 31, 2021
10/22/21	2/18/22	3/16/22	$0.10	$2,100	3,409	$46
10/22/21	1/19/22	2/16/22	0.10	2,096	2,680	43
10/22/21	12/17/21	1/14/22	0.10	2,031	3,417	56
10/22/21	11/18/21	12/15/21	0.05	1,013	1,197	20
7/23/21	11/18/21	12/15/21	0.10	2,027	2,395	38
7/23/21	10/19/21	11/16/21	0.10	2,010	1,907	34
7/23/21	9/17/21	10/15/21	0.10	2,008	2,068	36
4/23/21	8/18/21	9/15/21	0.10	1,996	2,041	34
4/23/21	7/20/21	8/16/21	0.10	1,983	1,937	34
4/23/21	6/17/21	7/16/21	0.10	1,964	1,888	33
2/26/21	5/18/21	6/15/21	0.10	1,964	1,671	29
2/26/21	4/20/21	5/14/21	0.10	1,937	1,794	29
2/26/21	3/18/21	4/16/21	0.10	1,938	1,653	28
			$1.25	$25,067	28,057	$460

On July 29, 2022, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
September 16, 2022	September 19, 2022	October 14, 2022	$0.10
October 17, 2022	October 18, 2022	November 15, 2022	$0.10
November 16, 2022	November 17, 2022	December 15, 2022	$0.10

After paying distributions of $0.30 per share and earning net investment income of $0.35 per share for the quarter, the Company’s undistributed spillover income as of June 30, 2022 was $0.53 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Six months ended June 30,
	2022		2021

	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.56		$11.02
Net investment income	0.62		0.62
Realized loss	(0.04)		(0.21)
Unrealized (depreciation) appreciation on investments	(0.10)		0.24
Net increase in net assets resulting from operations	0.48		0.65
Distributions declared (1)	(0.60)		(0.60)
From net investment income	(0.60)		(0.60)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.25		0.13
Net asset value at end of period	$11.69		$11.20
Per share market value, beginning of period	$15.92		$13.24
Per share market value, end of period	$11.54		$17.27
Total return based on a market value (3)	(23.7)%		35.0%
Shares outstanding at end of period	24,857,104		20,024,241
Ratios to average net assets:
Expenses without incentive value (4)	10.8%		10.5%
Incentive fees (4)	2.6%		2.8%
Net expenses (4)	13.4%		13.3%
Net investment income with incentive fees (4)	10.5%		11.1%
Net assets at the end of the period	$290,605		$224,264
Average net asset value	$271,976		$218,178
Average debt per share	$12.81		$10.69
Portfolio turnover ratio	11.3	%(5)	16.1	%(5)
(1)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given tax year for distribution in the following tax year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Annualized.
(5)	Calculated by dividing the lesser of purchases or the sum of (1) principal prepayments and (2) maturities by the monthly average debt investment balance.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subsequent Events

On July 1, 2022, the underwriters of the 2027 Notes exercised their option to purchase an additional $7.5 million of the Notes from the Company. The exercise of the over-allotment option closed on July 11, 2022, resulting in additional gross proceeds to the Company of approximately $7.3 million, before deducting offering expenses payable by the Company.

On July 7, 2022, the Company funded a $2.0 million debt investment to an existing portfolio company, Branded Online, Inc.

On July 15, 2022, the Company funded a $14.0 million debt investment to a new portfolio company, BrightInsight, Inc.

On July 22, 2022, the Company agreed to release its liens on the assets of MLogix (ABC), LLC, successor in interest to Maculogix, Inc., in connection with the sale of the assets (“Acquisition”) of MABC to Lumithera, Inc. (the “Acquirer”). In exchange for such release, the Company received cash, common stock of the acquirer, as well as the potential for future cash royalty payments from the sale of goods and services related to the sold assets, which the Company used to fair value its asset as of June 30, 2022 at $3.6 million.

On July 27, 2022, the Company funded a $2.5 million debt investment to a new portfolio company, Optoro, Inc.

On July 29, 2022, the Company funded a $20.0 million debt investment to a new portfolio company, Slingshot Aerospace, Inc.

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

Forward-looking statements

This quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing debt investments, warrants and other investments;
●	the introduction, withdrawal, success and timing of business initiatives and strategies;
●	general economic and political trends and other external factors, including the COVID-19 pandemic, continuing supply chain disruptions, increased inflation and a general slowdown in economic activity;
●	the relative and absolute investment performance and operations of our investment advisor, Horizon Technology Finance Management LLC, or the Advisor;
●	the impact of increased competition;
●	the impact of investments we intend to make and future acquisitions and divestitures;
●	the unfavorable resolution of legal proceedings;
●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the COVID-19 pandemic;
●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
●	our regulatory structure and tax status;
●	the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
●	our ability to qualify and maintain qualification as a regulated investment company, or RIC, and as a business development company, or BDC;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

●	the ability of our portfolio companies to achieve their objective;
●	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;
●	our contractual arrangements and relationships with third parties;
●	our ability to access capital and any future financings by us;
●	the ability of our Advisor to attract and retain highly talented professionals;
●	the impact of changes to tax legislation and, generally, our tax position; and
●	our ability to fund unfunded commitments.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of June 30, 2022, 92.4%, or $509.8 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

We were formed in March 2010 and completed an initial public offering.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio

	(Dollars in thousands)
Debt investments	55	$551,560	95.5%	45	$437,317	95.5%
Warrants	86	25,196	4.4	73	20,200	4.3
Other investments	1	200	—	2	200	0.1
Equity	4	536	0.1	3	358	0.1
Total		$577,492	100.0%		$458,075	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Beginning portfolio	$515,009	$380,023	$458,075	$352,545
New debt investments	159,235	67,285	253,720	118,660
Less refinanced debt balances	(25,000)	—	(25,000)	—
Net new debt investments	134,235	67,285	228,720	118,660
Principal payments received on investments	(4,861)	(3,415)	(6,956)	(8,082)
Early pay-offs and principal paydowns	(43,467)	(38,125)	(55,517)	(57,590)
Accretion of debt investment fees	1,547	1,087	2,553	2,170
New debt investment fees	(1,860)	(889)	(2,785)	(1,370)
Proceeds from sale of investments	(22,146)	(2,859)	(43,426)	(3,732)
Net realized (loss) gain on investments	(929)	1,492	(899)	(3,226)
Net unrealized (depreciation) appreciation on investments	(36)	(478)	(2,273)	4,746
Ending portfolio	$577,492	$404,121	$577,492	$404,121

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio

	(Dollars in thousands)
Life Science
Biotechnology	$130,286	23.6%	$106,809	24.4%
Medical Device	111,491	20.2	82,860	18.9
Technology
Communications	22,597	4.1	22,576	5.2
Consumer-Related	102,895	18.7	90,678	20.8
Networking	14,907	2.7	17,026	3.9
Software	76,211	13.8	58,994	13.5
Sustainability
Other Sustainability	76,005	13.8	46,092	10.5
Healthcare Information and Services
Diagnostics	9,782	1.8	12,282	2.8
Other Healthcare	7,386	1.3	—	—
Total	$551,560	100.0%	$437,317	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 22% and 26% of total debt investments outstanding as of June 30, 2022 and December 31, 2021, respectively. No single debt investment represented more than 10% of our total debt investments as of June 30, 2022 and December 31, 2021.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2-rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of June 30, 2022 and December 31, 2021, our debt investments had a weighted average credit rating of 3.1 and 3.2, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments

	(Dollars in thousands)
Credit Rating
4	8	$107,618	19.5%	9	$104,863	24.0%
3	42	420,174	76.2	34	322,084	73.6
2	3	18,918	3.4	1	3,470	0.8
1	2	4,850	0.9	1	6,900	1.6
Total	55	$551,560	100.0%	45	$437,317	100.0%

As of June 30, 2022, there were two debt investments with an internal credit rating of 1, with an aggregate cost of $14.8 million and an aggregate fair value of $4.9 million. As of December 31, 2021, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $11.5 million and an aggregate fair value of $6.9 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended June 30, 2022 and 2021

The following table shows consolidated results of operations for the three months ended June 30, 2022 and 2021:

	For the three months ended
	June 30,
	2022	2021

	(In thousands)
Total investment income	$18,588	$13,489
Total expenses	9,900	7,322
Net investment income before excise tax	8,688	6,167
Provision for excise tax	106	56
Net investment income	8,582	6,111
Net realized (loss) gain	(929)	1,492
Net unrealized depreciation on investments	(36)	(478)
Net increase in net assets resulting from operations	$7,617	$6,730
Average debt investments, at fair value	$522,521	$366,729
Average gross assets less cash	$568,079	$394,491
Average borrowings outstanding	$324,392	$219,920

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $5.1 million, or 37.8%, to $18.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. For the three months ended June 30, 2022, total investment income consisted primarily of $17.7 million in interest income from investments, which included $4.2 million in income from the accretion of origination fees and end of term payments, or ETPs, and $0.9 million in fee income. Interest income on debt investments increased by $5.2 million, or 42.0%, to $17.7 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Interest income on debt investments for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 increased primarily due to an increase of $155.8 million, or 42.5%, in the average size of our debt investment portfolio. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.1 million, or 13.8%, to $0.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to lower fee income earned on prepayments.

The following table shows our dollar-weighted annualized yield for the three months ended June 30, 2022 and 2021:

	For the three months ended
	June 30,
Investment type:	2022	2021
Debt investments(1)	14.2%	14.7%
All investments(1)	13.6%	14.0%

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (1) total related investment income during the period divided by (2) the average of the fair value of the investment type outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investment type is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 22% and 27% of investment income for the three months ended June 30, 2022 and 2021, respectively.

Expenses

Total expenses increased by $2.6 million, or 35.2%, to $9.9 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $1.3 million, or 43.0%, to $4.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $104.5 million, or 47.5%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 offset by a reduction in our effective cost of debt for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Base management fee expense increased by $0.7 million, or 37.9%, to $2.5 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Base management fee increased primarily due to an increase of $155.8, or 42.5%, in average debt investments for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Performance based incentive fee expense increased by $0.6 million, or 40.4%, to $2.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was due to an increase of $3.1 million, or 40.4%, in Pre-Incentive Fee Net Investment Income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Administrative fee expense, professional fees and general and administrative expenses were $1.0 million for the three months ended June 30, 2022 and 2021.

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

During the three months ended June 30, 2022, we realized net losses on investments totaling $0.9 million primarily due to the settlement of one of our other investments. During the three months ended June 30, 2021, we realized net gains on investments totaling $1.5 million primarily due to the realized gain from the consideration we received from the termination of warrants upon the initial public offering of one portfolio company. During the same period, we elected to exercise our option to redeem, in full, our 2022 Notes at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of $0.4 million.

During the three months ended June 30, 2022, net unrealized depreciation on investments totaled $0.04 million which was primarily due (1) the unrealized appreciation on our warrant investments and (2) the reversal of previously recorded unrealized depreciation from the settlement of one of our other investments partially offset by the unrealized depreciation on three of our debt investments. During the three months ended June 30, 2021, net unrealized depreciation on investments totaled $0.5 million which was primarily due to (1) the unrealized depreciation on two of our debt investments and (2) the unrealized depreciation on one of our equity investments partially offset by the unrealized appreciation on our warrant investments.

Comparison of the six months ended June 30, 2022 and 2021

The following table shows consolidated results of operations for the six months ended June 30, 2022 and 2021:

	For the six months ended
	June 30,
	2022	2021

	(In thousands)
Total investment income	$32,792	$26,704
Total expenses	18,275	14,471
Net investment income before excise tax	14,517	12,233
Provision for excise tax	206	118
Net investment income	14,311	12,115
Net realized loss	(899)	(4,111)
Net unrealized (depreciation) appreciation on investments	(2,273)	4,746
Net increase in net assets resulting from operations	$11,139	$12,750
Average debt investments, at fair value	$490,777	$356,998
Average gross assets less cash	$533,221	$387,271
Average borrowings outstanding	$296,042	$209,561

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $6.1 million, or 22.8%%, to $32.8 million the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. For the six months ended June 30, 2022, total investment income consisted primarily of $31.6 million in interest income from investments, which included $6.9 million in income from the accretion of origination fees and ETPs and $1.2 million in fee income. Interest income on debt investments increased by $6.4 million, or 25.6%, to $31.6 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Interest income on debt investments for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 increased primarily due to an increase of $133.8 million, or 37.5%, in the average size of our debt investment portfolio offset by $1.3 million in interest income received from the settlement of a debt investment previously on nonaccrual status collected during the six months ended June 30, 2021. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.3 million, or 21.9%, to $1.2 million for the six months ended June 30, 2022 compared the six months ended June 30, 2021, primarily due to lower fee income earned on prepayments.

The following table shows our dollar-weighted annualized yield for the six months ended June 30, 2022 and 2021:

	For the six months ended
	June 30,
Investment type:	2022	2021
Debt investments(1)	13.4%	15.0	%(2)
All investments(1)	12.8%	14.2	%(4)
(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (1) total related investment income during the period divided by (2) the average of the fair value of the investment type outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average investment type is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 22% and 24%, respectively, of investment income for the six months ended June 30, 2022 and 2021.

Expenses

Total expenses increased by $3.8 million, or 26.3%, to $18.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $2.0 million, or 34.9%, to $7.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $86.5 million, or 41.3%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 offset by a reduction in our effective cost of debt for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Base management fee expense increased by $1.2 million, or 32.5%, to $4.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Base management fee increased primarily due to an increase of $133.8 million, or 37.5%, in average debt investments for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Performance based incentive fee expense increased by $0.5 million, or 17.9%, to $3.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was due to an increase of $2.7 million, or 17.9%, in Pre-Incentive Fee Net Investment Income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Administrative fee expense, professional fees and general and administrative expenses were $2.3 million and $2.2 million for the six months ended June 30, 2022 and 2021.

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

During the six months ended June 30, 2022, we realized net losses on investments totaling $0.9 million primarily due the settlement of one of our other investments. During the six months ended June 30, 2021, we realized net losses on investments totaling $3.7 million primarily due to the realized loss on the settlement of one of our debt investments partially offset by the realized gain from the consideration we received from the termination of warrants upon the initial public offering of one portfolio company. During the same period, we elected to exercise our option to redeem, in full, our 2022 Notes at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of $0.4 million.

During the six months ended June 30, 2022, net unrealized depreciation on investments totaled $2.3 million which was primarily due to the unrealized depreciation on three of our debt investments partially offset by (1) the unrealized appreciation on our warrant investments and (2) the reversal of previously recorded unrealized depreciation from the settlement of one of our other investments. During the six months ended June 30, 2021, net unrealized appreciation on investments totaled $4.7 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on our warrant investments partially offset by the unrealized depreciation on two of our equity investments.

Liquidity and capital resources

As of June 30, 2022 and December 31, 2021, we had cash and investments in money market funds of $76.3 million and $45.9 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of June 30, 2022 and December 31, 2021, we had $1.6 million and $1.4 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our term debt securitization in connection with which an affiliate of ours made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019, or the Asset-Backed Notes, or our Note Funding Agreement, or the NYL Facility and our revolving credit facility with KeyBank National Association, or the Key Facility, together with the NYL Facility, the Credit Facilities, and issuance of our public debt offerings.

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

During the three months ended June 30, 2022, we sold 868,230 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $10.3 million, including $0.2 million of offering expenses, from these sales.

During the three months ended June 30, 2021, we sold 361,308 shares of common stock under the Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $5.8 million, including $0.2 million of offering expenses, from these sales.

During the six months ended June 30, 2022, we sold 1,118,401 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $14.2 million, including $0.2 million of offering expenses, from these sales.

During the six months ended June 30, 2021, we sold 727,448 shares of common stock under the 2020 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $10.7 million, including $0.3 million of offering expenses, from these sales.

On April 29, 2022, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2023 or the repurchase of $5.0 million of our common stock. During the three and six months ended June 30, 2022 and 2021, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through June 30, 2022, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At June 30, 2022 and December 31, 2021, the outstanding principal balance under our Key Facility, was $74.5 million and $53.5 million, respectively. As of June 30, 2022 and December 31, 2021, we had borrowing capacity under the Key Facility of $50.5 million and $71.5 million, respectively. At June 30, 2022 and December 31, 2021, $31.6 million and $19.8 million, respectively, were available for borrowing, subject to existing terms and advance rates.

At June 30, 2022 and December 31, 2021, the outstanding principal balance under the NYL Facility was $136.8 million and $78.8 million, respectively. As of June 30, 2022 and December 31, 2021, we had borrowing capacity under the NYL Facility of $63.2 million and $21.2 million, respectively. At June 30, 2022 and December 31, 2021, $14.8 million and $5.7, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $110.7 million for the six months ended June 30, 2022, and our financing activities provided cash of $141.4 million for the same period. Our operating activities used cash to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the issuance of the 2027 Notes (as defined below), the completion of a follow-on public offering of 2.5 million shares of common stock for net proceeds of $34.3 million, after deducting underwriting commission and discounts and other offering expenses and advances on our Credit Facilities, partially offset by cash used to repay a portion of the outstanding principal under our Key Facility, to repay our Asset-Backed Notes and to pay distributions to our stockholders.

Our operating activities used cash of $38.6 million for the six months ended June 30, 2021, and our financing activities provided cash of $32.2 million for the same period. Our operating activities used cash to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the issuance of the 2026 Notes (as defined below), advances on our Credit Facilities and the sale of shares through our ATM for net proceeds of $10.7 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by cash used to repay a portion of the outstanding principal under our Key Facility and to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment

	(In thousands)
Key Facility	$125,000	$74,500	$50,500	$125,000	$53,500	$71,500
NYL Facility	200,000	136,750	63,250	100,000	78,750	21,250
Asset-Backed Notes	49,800	49,800	—	70,500	70,500	—
2027 Notes	50,000	50,000	—	—	—	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	482,300	368,550	113,750	353,000	260,250	92,750
Unamortized debt issuance costs attributable to term borrowings	—	(3,729)	—	—	(2,637)	—
Total borrowings outstanding, net	$482,300	$364,821	$113,750	$353,000	$257,613	$92,750

We entered into the Key Facility effective November 4, 2013. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 4.75% and 3.25% as of June 30, 2022. The interest rates in effect were 5.00% as of June 30, 2022 and December 31, 2021. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026, or the 2026 Notes. The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2022, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes, or collectively, the 2027 Notes. The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2022, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

At June 30, 2022, and December 31, 2021, the Asset-Backed Notes had an outstanding principal balance of $49.8 million and $70.5 million, respectively.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2022, and December 31, 2021, there were approximately $0.7 million and $0.9 million, respectively, of restricted investments.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2022, and December 31, 2021, there were approximately $0.9 million and $0.5 million, respectively, of restricted investments.

There were $136.8 million and $78.8 million in notes issued to the NYL Noteholders as of June 30, 2022 and December 31, 2021, respectively, at an interest rate of 5.11% and 4.62%, respectively. As of June 30, 2022 and December 31, 2021, the Company had borrowing capacity under the NYL Facility of $63.2 million and $21.2 million, respectively. At June 30, 2022 and December 31, 2021, $14.8 million and $5.7 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Other assets

As of June 30, 2022 and December 31, 2021, other assets were $3.4 million and $2.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2022:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years

	(In thousands)
Borrowings	$368,550	$9,537	$172,295	$186,718	$—
Unfunded commitments	189,500	157,750	31,750	—	—
Total	$558,050	$167,287	$204,045	$186,718	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2022, we had such unfunded commitments of $189.5 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of June 30, 2022, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2022 and 2021, the Advisor earned $4.7 million and $3.4 million, respectively, pursuant to the Investment Management Agreement. During the six months ended June 30, 2022 and 2021, the Advisor earned $8.3 million and $6.6 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Principals LLC f/k/a Horizon Technology Finance, LLC, or HTF Principals, owns more than seventy percent (70%) of the Advisor. Our Chief Executive Officer, Robert D. Pomeroy Jr. and our President, Gerald A. Michaud own one hundred percent (100%) of HTF Principals. By virtue of their ownership interest in HTF Principals, Mr. Pomeroy and Mr. Michaud control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended June 30, 2022 and 2021, the Advisor earned $0.4 million and $0.3 million, respectively, pursuant to the Administration Agreement. During the six months ended June 30, 2022 and 2021, the Advisor earned $0.7 million and $0.6 million, respectively, pursuant to the Administration Agreement.

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

Valuation of investments

Investments are recorded at fair value. Our Board determines the fair value of our portfolio investments. We apply fair value to substantially all of our investments in accordance with Topic 820, Fair Value Measurement, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification as amended, or ASC, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date. Starting in the third quarter of 2022, the Board has designated the Adviser the Valuation Designee pursuant to Rule 2a-5.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and six months ended June 30, 2022, we did not recognize any interest income from debt investments on non-accrual status. For the three and six months ended June 30, 2021, we recognized as interest income interest payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2022 and December 31, 2021.

Recent developments

On July 1, 2022, the underwriters of the 2027 Notes exercised their option to purchase an additional $7.5 million of the Notes from us. The exercise of the over-allotment option closed on July 11, 2022, resulting in additional gross proceeds to us of approximately $7.3 million, before deducting offering expenses payable by us.

On July 7, 2022, we funded a $2.0 million debt investment to an existing portfolio company, Branded Online, Inc.

On July 15, 2022, we funded a $14.0 million debt investment to a new portfolio company, BrightInsight, Inc.

On July 22, 2022, we agreed to release our liens on the assets of MLogix (ABC), LLC, successor in interest to Maculogix, Inc., in connection with the sale of the assets, or the Acquisition, of MABC to Lumithera, Inc., or the Acquirer. In exchange for such release, we received cash, common stock of the acquirer, as well as the potential for future cash royalty payments from the sale of goods and services related to the sold assets, which we used to fair value its asset as of June 30, 2022 at $3.6 million.

On July 27, 2022, we funded a $2.5 million debt investment to a new portfolio company, Optoro, Inc.

On July 29, 2022, we funded a $20.0 million debt investment to a new portfolio company, Slingshot Aerospace, Inc.

Recently issued accounting pronouncements

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

In June 2022, the FASB issues Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03.  ASU 2022-03 clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. The amendments in ASU 2022-03 are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We are currently assessing the impact of ASU 2022-03 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2022 and December 31, 2021, 100% of the outstanding principal amount of our debt investments bore interest at floating rates. The initial commitments to lend to our portfolio companies are usually based on the Prime Rate as published in the Wall Street Journal.

Based on our June 30, 2022 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at June 30, 2022, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)

	(In thousands)
Up 300 basis points	$16,442	$2,266	$14,176
Up 200 basis points	$11,088	$1,511	$9,577
Up 100 basis points	$5,668	$755	$4,913
Down 300 basis points	$(6,319)	$(567)	$(5,752)
Down 200 basis points	$(6,319)	$(567)	$(5,752)
Down 100 basis points	$(4,212)	$(567)	$(3,645)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2027 Notes, 2026 Notes and our Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to a floor of 0.25% per annum, based on a prime rate index which resets monthly and the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related Commodity Futures Trading

Commission, or the CFTC, regulations. On January 31, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

There have been no material changes during the six months ended June 30, 2022 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
1.1

Underwriting Agreement, dated as of June 8, 2022, by and among Horizon Technology Finance Corporation, Horizon Technology Finance Management LLC and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 13, 2022)

1.2

Fourth Supplemental Indenture, dated as of June 15, 2022 between the Registrant and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on June 15, 2022)

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: August 2, 2022	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: August 2, 2022	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer