Form 10-Q
period 2022-09-30
Horizon Technology Finance Corp
filed 2022-11-01
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

(860) 676‑8654

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of November 1, 2022 was 26,401,476.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
4.875% Notes due 2026	HTFB	The New York Stock Exchange
6.25% Notes due 2027	HTFC	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $629,216 and $452,387, respectively)	$634,624	$458,075
Controlled affiliate investments at fair value (cost of $0 and $1,450, respectively) (Note 5)	—	—
Total investments at fair value (cost of $629,216 and $453,837, respectively) (Note 4)	634,624	458,075
Cash	23,839	38,054
Investments in money market funds	7,732	7,868
Restricted investments in money market funds	1,617	1,359
Interest receivable	10,975	6,154
Other assets	2,602	2,450
Total assets	$681,389	$513,960

Liabilities
Borrowings (Note 7)	$359,011	$257,613
Distributions payable	7,918	6,365
Base management fee payable (Note 3)	1,870	706
Incentive fee payable (Note 3)	2,784	2,015
Other accrued expenses	2,119	1,926
Total liabilities	373,702	268,625

Commitments and contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 26,561,238 and 21,384,925 shares issued and 26,393,773 and 21,217,460 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	27	22
Paid-in capital in excess of par	369,334	301,359
Distributable earnings	(61,674)	(56,046)
Total net assets	307,687	245,335
Total liabilities and net assets	$681,389	$513,960
Net asset value per common share	$11.66	$11.56

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Investment income
Interest income on investments
Interest income on non-affiliate investments	$22,745	$14,035	$54,317	$38,965
Interest income on affiliate investments	—	—	—	213
Total interest income on investments	22,745	14,035	54,317	39,178
Fee income
Prepayment fee income on non-affiliate investments	450	1,204	1,542	2,460
Success fee income on non-affiliate investments	—	1,100	—	1,100
Fee income on non-affiliate investments	59	28	187	320
Fee income on affiliate investments	—	—	—	12
Total fee income	509	2,332	1,729	3,892
Total investment income	23,254	16,367	56,046	43,070
Expenses
Interest expense	5,339	3,112	12,987	8,781
Base management fee (Note 3)	2,788	1,997	7,555	5,595
Performance based incentive fee (Note 3)	2,784	2,012	6,353	5,040
Administrative fee (Note 3)	412	251	1,147	829
Professional fees	314	559	1,163	1,348
General and administrative	381	333	1,088	1,142
Total expenses	12,018	8,264	30,293	22,735
Net investment income before excise tax	11,236	8,103	25,753	20,335
Provision for excise tax	100	56	306	174
Net investment income	11,136	8,047	25,447	20,161
Net realized and unrealized (loss) gain
Net realized (loss) gain on non-affiliate investments	(8,665)	1,344	(8,364)	(2,372)
Net realized gain on non-controlled affiliate investments	30	—	30	—
Net realized gain (loss) on controlled affiliate investments	50	—	(1,150)	—
Net realized (loss) gain on investments	(8,585)	1,344	(9,484)	(2,372)
Net realized loss on extinguishment of debt	—	—	—	(395)
Net realized (loss) gain	(8,585)	1,344	(9,484)	(2,767)
Net unrealized appreciation (depreciation) on non-affiliate investments	3,442	3,929	(281)	10,314
Net unrealized depreciation on non-controlled affiliate investments	—	(228)	—	(1,867)
Net unrealized (depreciation) appreciation on controlled affiliate investments	—	(325)	1,450	(325)
Net unrealized appreciation on investments	3,442	3,376	1,169	8,122
Net realized and unrealized (loss) gain	(5,143)	4,720	(8,315)	5,355
Net increase in net assets resulting from operations	$5,993	$12,767	$17,132	$25,516
Net investment income per common share	$0.43	$0.40	$1.06	$1.02
Net increase in net assets resulting from operations per common share	$0.23	$0.63	$0.71	$1.29
Distributions declared per share	$0.30	$0.30	$0.90	$0.90
Weighted average shares outstanding	25,738,054	20,269,813	23,995,369	19,826,790

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at June 30, 2021	20,024,241	$20	$282,136	(57,892)	$224,264
Issuance of common stock, net of offering costs	395,068	1	6,624	—	6,625
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	8,047	8,047
Net realized gain on investments	—	—	—	1,344	1,344
Net unrealized appreciation on investments	—	—	—	3,376	3,376
Issuance of common stock under dividend reinvestment plan	5,866	—	101	—	101
Distributions declared	—	—	—	(6,167)	(6,167)
Balance at September 30, 2021	20,425,175	21	288,861	(51,292)	237,590

Balance at June 30, 2022	24,857,104	26	350,173	(59,594)	290,605
Issuance of common stock, net of offering costs	1,523,519	1	18,995	—	18,996
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	11,136	11,136
Net realized loss on investments	—	—	—	(8,585)	(8,585)
Net unrealized appreciation on investments	—	—	—	3,442	3,442
Issuance of common stock under dividend reinvestment plan	13,150	—	166	—	166
Distributions declared	—	—	—	(8,073)	(8,073)
Balance at September 30, 2022	26,393,773	$27	$369,334	$(61,674)	$307,687

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2020	19,286,356	$19	$271,287	$(58,709)	$212,597
Issuance of common stock, net of offering costs	1,122,516	2	17,312	—	17,314
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	20,161	20,161
Net realized loss on investments	—	—	—	(2,372)	(2,372)
Net realized loss on extinguishment of debt	—	—	—	(395)	(395)
Net unrealized appreciation on investments	—	—	—	8,122	8,122
Issuance of common stock under dividend reinvestment plan	16,303	—	262	—	262
Distributions declared	—	—	—	(18,099)	(18,099)
Balance at September 30, 2021	20,425,175	21	288,861	(51,292)	237,590

Balance at December 31, 2021	21,217,460	22	301,359	(56,046)	$245,335
Issuance of common stock, net of offering costs	5,141,920	5	67,519	—	67,524
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	25,447	25,447
Net realized loss on investments	—	—	—	(9,484)	(9,484)
Net unrealized appreciation on investments	—	—	—	1,169	1,169
Issuance of common stock under dividend reinvestment plan	34,393	—	456	—	456
Distributions declared	—	—	—	(22,760)	(22,760)
Balance at September 30, 2022	26,393,773	$27	$369,334	$(61,674)	$307,687

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$17,132	$25,516
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	1,142	744
Net realized loss on investments	9,484	2,372
Net realized loss on extinguishment of debt	—	395
Net unrealized appreciation on investments	(1,169)	(8,122)
Purchase of investments	(348,347)	(217,252)
Principal payments received on investments	114,433	119,260
Proceeds from sale of investments	49,681	5,285
Changes in assets and liabilities:
Increase in interest receivable	(2,175)	(661)
Increase in end-of-term payments	(3,003)	(1,100)
Decrease in unearned income	(274)	(854)
Decrease (increase) in other assets	115	(507)
Increase in other accrued expenses	193	76
Increase in base management fee payable	1,164	135
Increase in incentive fee payable	769	1,037
Net cash used in operating activities	(160,855)	(73,676)
Cash flows from financing activities:
Proceeds from issuance of 2027 Notes	57,500	—
Proceeds from issuance of 2026 Notes	—	57,500
Repayment of Asset-Backed Notes	(27,041)	—
Repayment of 2022 Notes	—	(37,375)
Proceeds from issuance of common stock, net of offering costs	67,525	17,312
Advances on Credit Facilities	119,000	89,000
Repayment of Credit Facilities	(47,000)	(36,000)
Debt issuance costs	(2,470)	(2,648)
Distributions paid	(20,752)	(17,493)
Net cash provided by financing activities	146,762	70,296
Net decrease in cash, cash equivalents and restricted cash	(14,093)	(3,380)
Cash, cash equivalents and restricted cash:
Beginning of period	47,281	47,758
End of period	$33,188	$44,378

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,543	$7,785
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$2,969	$2,924
Distributions payable	$7,918	$6,128
End-of-term payments receivable	$8,240	$4,993
Non-cash income	$4,504	$3,523

	September 30,
	2022	2021
Cash	$23,839	$20,817
Investments in money market funds	7,732	22,057
Restricted investments in money market funds	1,617	1,504
Total cash, cash equivalents and restricted cash	$33,188	$44,378

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 206.2% (8)
Non-Affiliate Debt Investments — 197.9% (8)
Non-Affiliate Debt Investments — Life Science — 83.0% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	12.50%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	$2,885	$2,817	$2,765
		Term Loan	12.50%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	2,885	2,817	2,765
		Term Loan	12.50%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	1,442	1,435	1,410
		Term Loan	12.50%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	2,885	2,813	2,763
		Term Loan	12.50%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	2,885	2,813	2,763
		Term Loan	12.50%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	1,442	1,404	1,379
		Term Loan	12.50%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	1,442	1,404	1,379
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	11.55%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,887	4,887
		Term Loan	11.55%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,959	4,959
		Term Loan	11.55%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,976	2,976
		Term Loan	11.55%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,959	4,959
		Term Loan	11.55%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,959	4,959
		Term Loan	11.55%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,975	2,975
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	10.45%	Libor	7.90%	9.75%	-	5.00%	June 1, 2024	2,188	2,168	2,168
		Term Loan	10.45%	Libor	7.90%	9.75%	-	5.00%	June 1, 2024	2,188	2,169	2,169
		Term Loan	10.45%	Libor	7.90%	9.75%	-	5.00%	November 1, 2025	5,000	4,916	4,916
		Term Loan	10.45%	Libor	7.90%	9.75%	-	5.00%	May 1, 2026	5,000	4,902	4,902
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	11.75%	Prime	6.25%	9.50%	-	4.00%	April 1, 2025	2,500	2,473	2,473
		Term Loan	11.75%	Prime	6.25%	9.50%	-	4.00%	July 1, 2025	2,500	2,471	2,471
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan	12.00%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	5,000	4,843	4,843
		Term Loan	12.00%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	2,500	2,423	2,423
IMV Inc. (2)(5)(12)	Biotechnology	Term Loan	12.00%	Prime	5.75%	9.00%	-	5.00%	July 1, 2025	5,000	4,942	4,942
		Term Loan	12.00%	Prime	5.75%	9.00%	-	5.00%	July 1, 2025	2,500	2,470	2,470
		Term Loan	12.00%	Prime	5.75%	9.00%	-	5.00%	January 1, 2026	5,000	4,942	4,942
		Term Loan	12.00%	Prime	5.75%	9.00%	-	5.00%	January 1, 2026	5,000	4,941	4,941
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Term Loan	11.00%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,071	6,071
		Term Loan	11.00%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,172	6,172
LogicBio, Inc. (2)(5)(12)	Biotechnology	Term Loan	8.80%	Libor	6.25%	8.75%	-	4.50%	June 1, 2024	2,778	2,766	2,766
Native Microbials, Inc (2) (12)	Biotechnology	Term Loan	11.50%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	3,750	3,633	3,633
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	12.00%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	10,000	9,688	9,688
		Term Loan	12.00%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,692	3,692
		Term Loan	12.00%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,692	3,692
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	11.05%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	4,666	4,618	4,618
		Term Loan	11.05%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	4,666	4,618	4,618
		Term Loan	11.05%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,288	2,288
		Term Loan	11.05%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,288	2,288
		Term Loan	11.05%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,281	2,281
		Term Loan	11.05%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,281	2,281

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan	11.75%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	5,000	4,906	4,906
		Term Loan	11.75%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	2,500	2,453	2,453
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	12.50%	Prime	6.25%	9.50%	-	6.00%	April 1, 2026	2,500	2,462	2,366
		Term Loan	12.50%	Prime	6.25%	9.50%	-	6.00%	April 1, 2026	2,500	2,462	2,365
Canary Medical Inc. (2)(12)	Medical Device	Term Loan	11.25%	Prime	5.75%	9.00%	-	7.00%	November 1, 2024	2,500	2,438	2,438
		Term Loan	11.25%	Prime	5.75%	9.00%	-	7.00%	November 1, 2024	2,500	2,486	2,486
		Term Loan	11.25%	Prime	5.75%	9.00%	-	7.00%	November 1, 2024	2,500	2,466	2,466
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	9.00%	Prime	3.75%	8.25%	-	5.50%	October 1, 2024	5,000	4,965	4,965
		Term Loan	9.00%	Prime	3.75%	8.25%	-	5.50%	October 1, 2024	5,000	4,969	4,969
		Term Loan	9.00%	Prime	3.75%	8.25%	-	5.50%	October 1, 2024	2,500	2,475	2,475
		Term Loan	9.00%	Prime	3.75%	8.25%	-	5.50%	October 1, 2024	2,500	2,475	2,475
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	11.75%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	5,000	4,924	4,924
		Term Loan	11.75%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	2,500	2,462	2,462
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	10.55%	Libor	8.00%	9.25%	-	10.36%	July 1, 2025	3,960	3,892	3,892
		Term Loan	10.55%	Libor	8.00%	9.25%	-	10.36%	July 1, 2025	3,960	3,892	3,892
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan	10.75%	Prime	5.25%	8.50%	-	20.00%	September 15, 2022	2,500	2,500	2,500
		Term Loan	10.75%	Prime	5.25%	8.50%	-	20.00%	September 15, 2022	2,500	2,500	2,500
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	10.75%	Libor	8.20%	10.00%	-	5.00%	January 1, 2024	2,000	1,981	1,981
		Term Loan	10.75%	Libor	8.20%	10.00%	-	5.00%	January 1, 2024	133	132	132
		Term Loan	10.75%	Libor	8.20%	10.00%	-	5.00%	March 1, 2024	2,400	2,379	2,379
Embody, Inc. (2)(12)	Medical Device	Term Loan	12.75%	Prime	6.50%	9.75%	-	28.00%	August 1, 2026	2,500	2,461	2,461
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan	11.75%	Prime	6.25%	9.50%	-	4.00%	October 1, 2024	3,500	3,425	3,425
		Term Loan	11.75%	Prime	6.25%	9.50%	-	4.00%	June 1, 2025	1,000	971	971
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan	10.50%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,810	4,810
		Term Loan	10.50%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,932	4,932
		Term Loan	10.50%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,925	4,925
		Term Loan	10.50%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,926	4,926
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	10.25%	Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,593	3,593
		Term Loan	10.25%	Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,702	3,702
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	6.50%	9.75%	-	5.00%	June 1, 2025	2,500	2,428	2,428
		Term Loan	12.00%	Prime	6.50%	9.75%	-	5.00%	June 1, 2025	2,500	2,473	2,473
		Term Loan	12.00%	Prime	6.50%	9.75%	-	5.00%	June 1, 2025	2,500	2,473	2,473
		Term Loan	12.00%	Prime	6.50%	9.75%	-	8.00%	April 1, 2026	2,500	2,455	2,455
Spineology, Inc. (2)(12)	Medical Device	Term Loan	13.25%	Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,963	4,963
		Term Loan	13.25%	Prime	7.00%	10.25%	-	1.00%	April 1, 2026	2,500	2,479	2,479

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	10.75%	Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,345	3,345
		Term Loan	10.75%	Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,451	3,451
Total Non-Affiliate Debt Investments — Life Science											255,997	255,525
Non-Affiliate Debt Investments — Sustainability — 24.7% (8)
Dream Holdings, Inc. (2)(12)	Other Sustainability	Term Loan	13.00%	Prime	6.75%	10.00%	-	3.00%	April 1, 2026	3,750	3,692	3,692
		Term Loan	13.00%	Prime	6.75%	10.00%	-	3.00%	April 1, 2026	3,750	3,692	3,692
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Term Loan	13.25%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,359	7,359
		Term Loan	13.25%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,359	7,359
		Term Loan	13.25%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,359	7,359
		Term Loan	13.25%	Prime	7.00%	10.25%	-	2.50%	July 1, 2026	5,000	4,893	4,893
		Term Loan	13.25%	Prime	7.00%	10.25%	-	2.50%	July 1, 2026	5,000	4,893	4,893
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	13.00%	Prime	6.75%	10.00%	-	2.75%	April 1, 2026	5,000	4,919	4,919
		Term Loan	13.00%	Prime	6.75%	10.00%	-	2.75%	April 1, 2026	2,500	2,313	2,313
		Term Loan	13.00%	Prime	6.75%	10.00%	-	2.75%	May 1, 2026	5,000	4,916	4,916
		Term Loan	13.00%	Prime	6.75%	10.00%	-	2.75%	May 1, 2026	2,500	2,458	2,458
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	13.00%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,694	3,694
		Term Loan	13.00%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,713	3,713
		Term Loan	13.00%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	7,500	7,417	7,417
		Term Loan	13.00%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,709	3,709
		Term Loan	13.00%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,709	3,709
Total Non-Affiliate Debt Investments — Sustainability											76,095	76,095
Non-Affiliate Debt Investments — Technology — 80.2% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	11.50%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,452	7,452
		Term Loan	11.50%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,452	7,452
		Term Loan	11.50%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,452	7,452
		Convertible Note	3.00%						July 1, 2023	250	250	250
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.25%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	5,000	4,961	4,961
		Term Loan	12.25%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	5,000	4,961	4,961
		Term Loan	12.25%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	3,000	2,977	2,977
		Term Loan	12.25%	Prime	6.75%	10.00%	-	3.00%	December 1, 2025	1,000	974	974
		Term Loan	12.25%	Prime	6.75%	10.00%	-	3.00%	February 1, 2026	1,000	974	974
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Term Loan	12.50%	Prime	6.25%	9.50%	-	1.85%	July 1, 2025	5,000	4,944	4,944
		Term Loan	12.50%	Prime	6.25%	9.50%	-	1.85%	October 1, 2025	2,500	2,474	2,474
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.50%	Prime	7.25%	10.50%	-	3.00%	May 1, 2026	3,500	3,458	3,458
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	11.25%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,500	2,481	2,481
		Term Loan	11.25%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,500	2,481	2,481

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,397	3,397
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,237	1,237
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,712	3,712
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,237	1,237
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,712	3,712
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,237	1,237
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.75%	Prime	6.50%	9.75%	-	4.00%	January 1, 2026	6,500	6,417	5,215
		Term Loan	12.75%	Prime	6.50%	9.75%	-	4.00%	January 1, 2026	6,000	5,858	4,760
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.00%	Prime	6.75%	10.00%	-	9.75%	January 1, 2024	2,500	2,585	2,219
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	13.00%	Prime	6.75%	10.00%	-	3.00%	October 1, 2025	5,000	4,947	4,947
		Term Loan	13.00%	Prime	6.75%	10.00%	-	3.00%	October 1, 2025	2,500	2,474	2,474
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%	Prime	5.75%	9.00%	-	2.00%	January 1, 2026	5,000	4,947	4,947
		Term Loan	11.25%	Prime	5.75%	9.00%	-	2.00%	January 1, 2026	2,000	1,979	1,979
		Term Loan	11.25%	Prime	5.75%	9.00%	-	2.00%	January 1, 2026	2,500	2,474	2,474
		Term Loan	11.25%	Prime	5.75%	9.00%	-	2.00%	January 1, 2026	3,000	2,968	2,968
		Term Loan	11.25%	Prime	5.75%	9.00%	-	2.00%	January 1, 2026	2,500	2,453	2,453
		Term Loan	11.25%	Prime	5.75%	9.00%	-	2.00%	January 1, 2026	2,500	2,453	2,453
		Term Loan	11.25%	Prime	5.75%	9.00%	-	2.00%	January 1, 2026	5,000	4,904	4,904
		Term Loan	11.25%	Prime	5.75%	9.00%	-	2.00%	January 1, 2026	2,500	2,450	2,450
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.75%	Prime	6.25%	9.50%	-	4.00%	August 1, 2027	2,500	2,339	2,339
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.75%	Prime	7.25%	10.50%	-	3.00%	March 1, 2025	2,900	2,870	2,870
		Term Loan	12.75%	Prime	7.25%	10.50%	-	3.00%	March 1, 2025	2,900	2,870	2,870
		Term Loan	12.75%	Prime	7.25%	10.50%	-	3.00%	September 1, 2025	3,000	2,964	2,964
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.00%	Prime	7.25%	11.00%	-	-	July 1, 2025	2,500	2,471	2,317
		Term Loan	14.00%	Prime	7.25%	11.00%	-	-	July 1, 2025	1,250	1,235	1,158
		Term Loan	14.00%	Prime	7.25%	11.00%	-	-	July 1, 2025	1,250	1,234	1,157
Liqid, Inc. (2)(12)	Networking	Term Loan	11.75%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	3,833	3,779	3,779
		Term Loan	11.75%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	3,833	3,779	3,779
		Term Loan	11.75%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,917	1,887	1,887
		Term Loan	11.75%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,917	1,887	1,887
		Term Loan	11.75%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,917	1,855	1,855
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	12.25%	Prime	6.75%	10.00%	-	4.00%	October 1, 2024	2,500	2,420	2,420
		Term Loan	12.25%	Prime	6.75%	10.00%	-	4.00%	October 1, 2024	2,500	2,486	2,486
Decisyon, Inc. (12)	Software	Term Loan	15.68%	Prime	9.43%	12.68%	-	50.43%	December 31, 2022	3,313	3,313	3,313

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Dropoff, Inc. (2)(12)	Software	Term Loan	12.75%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,500	6,147	6,147
		Term Loan	12.75%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,000	5,847	5,847
		Term Loan	12.75%	Prime	6.50%	9.75%	-	3.50%	August 1, 2026	2,500	2,431	2,431
Engage3, LLC (2)(12)	Software	Term Loan	12.75%	Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,675	3,675
		Term Loan	11.75%	Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,715	3,715
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,809	9,809
		Term Loan	11.75%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,809	9,809
		Term Loan	11.75%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,904	4,904
		Term Loan	11.75%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,904	4,904
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	12.75%	Prime	6.50%	9.75%	-	2.50%	March 1, 2026	5,000	4,941	4,941
		Term Loan	12.75%	Prime	6.50%	9.75%	-	2.50%	March 1, 2026	2,500	2,471	2,471
Lytics, Inc. (2)(12)	Software	Term Loan	11.50%	Prime	6.00%	9.25%	-	3.00%	July 1, 2025	2,500	2,472	2,472
Reputation Institute, Inc. (2)(12)	Software	Term Loan	12.75%	Prime	7.25%	10.50%	-	3.00%	August 1, 2025	5,000	4,926	4,926
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	12.00%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,927	4,927
		Term Loan	12.00%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,927	4,927
		Term Loan	12.00%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,863	4,863
		Term Loan	12.00%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,927	4,927
Supply Network Visiblity Holdings LLC (2)(12)	Software	Term Loan	12.00%	Prime	6.50%	9.75%	-	4.00%	February 1, 2025	3,500	3,469	3,469
		Term Loan	12.00%	Prime	6.50%	9.75%	-	4.00%	February 1, 2025	3,500	3,469	3,469
		Term Loan	12.00%	Prime	6.50%	9.75%	-	4.00%	December 1, 2025	2,500	2,470	2,470
		Term Loan	12.00%	Prime	6.50%	9.75%	-	4.00%	December 1, 2025	2,500	2,470	2,470
Total Non-Affiliate Debt Investments — Technology											249,694	246,720
Non-Affiliate Debt Investments — Healthcare information and services — 10.0% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan	12.25%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,383	2,383
		Term Loan	12.25%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,470	2,470
		Term Loan	12.25%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	5,000	4,940	4,940
Secure Transfusion Services, Inc. (2)(12)	Other Healthcare	Term Loan	12.00%	Prime	5.75%	9.00%	-	4.00%	October 1, 2025	5,000	4,934	4,934
		Term Loan	12.00%	Prime	5.75%	9.00%	-	4.00%	December 31, 2025	2,500	2,463	2,463
BrightInsight, Inc. (2)(12)	Software	Term Loan	11.00%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	7,000	6,612	6,612
		Term Loan	11.00%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,445	3,445
		Term Loan	11.00%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,445	3,445
Total Non-Affiliate Debt Investments — Healthcare information and services											30,692	30,692
Total Non- Affiliate Debt Investments											612,478	609,032

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 7.2% (8)
Non-Affiliate Warrants — Life Science — 1.8% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	26,442	311	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	5,372	214	104
Corvium, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	661,956	52	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	244
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	21,120	35	—
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	71,292	366	5
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	16,502	65	—
IMV Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	397,726	67	4
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Preferred Stock Warrant	48,077	50	54
LogicBio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	7,843	8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	252,161	146	—
Native Microbials, Inc (2) (12)	Biotechnology	Preferred Stock Warrant	94,253	52	59
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	160
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	164,608	278	513
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	Common Stock Warrant	7,051	17	1
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	795,455	264	—
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	95,293	44	—
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	72	2
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	1,175	23	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	64	1,187
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	27,330	46	52
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	85	1,865
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	145,483	69	204
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	775,000	148	167
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,972,222	221	209
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,375,727	153	134
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	47
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	317,647	124	111

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	699,485	141	135
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	221,510	82	142
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	19,662	39	43
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	605,313	97	113
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	408	53	—
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock Warrant	135,484	71	79
Total Non-Affiliate Warrants — Life Science				3,869	5,634
Non-Affiliate Warrants — Sustainability — 0.5% (8)
Dream Holdings, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	70,539	61	68
LiquiGlide, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	61,539	39	45
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	209,669	489	888
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	681	214	345
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	35,906	126	259
Total Non-Affiliate Warrants — Sustainability				929	1,605
Non-Affiliate Warrants — Technology — 4.2% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	47	52
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	3,219
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	193
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	57
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	—
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	10,690	27	32
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	68	1,068
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	17,605	24	61
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	31	378
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	25,758	30	35
Getaround, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	651,040	450	199
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,710	103	—
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	143	29	33
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	630,626	188	116
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,600	104	104
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	425
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	324	525
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	38
Updater, Inc.(2)(12)	Consumer-related Technologies	Common Stock Warrant	108,333	34	12
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	895
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	442,110	234	316
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	500
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	799
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	226
Halio, Inc. (2)(12)	Power Management	Preferred Stock Warrant	5,002,574	1,585	2,254
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred and Common Stock Warrants	6,081	56	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	77,828	21	64
Decisyon, Inc. (12)	Software	Common Stock Warrant	82,967	46	—
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	187
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	152,908	60	1
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	273
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	38
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	288,115	22	306
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	26,733	11	14
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	56	35
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	498,241	47	81
Riv Data Corp. (2)(12)	Software	Preferred Stock Warrant	321,428	12	296
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Skyword, Inc. (12)	Software	Preferred and Common Stock Warrants	301,055	48	9
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	123
Supply Network Visiblity Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	74
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	135	—
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	2
Total Non-Affiliate Warrants — Technology				6,685	13,040

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
Hound Labs, Inc (2) (12)	Diagnostics	Preferred Stock Warrant	159,893	47	51
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	103	1,217
Watermark Medical, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	27,373	73	—
Secure Transfusion Services, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	77,690	48	68
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	80,544	157	157
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	341
Total Non-Affiliate Warrants — Healthcare information and services				488	1,834
Total Non-Affiliate Warrants				11,971	22,113
Non-Affiliate Other Investments — 0.4% (8)
Lumithera, Inc. (2)	Medical Device	Royalty Agreement		1,200	1,100
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				1,200	1,300
Non-Affiliate Equity — 0.7% (8)
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	829,674	8	83
Lumithera, Inc. (2)	Medical Device	Common Stock	392,651	2,000	1,700
Branded Online, Inc. (5)(12)	Software	Common Stock	108,004	1,079	146
Decisyon, Inc. (12)	Software	Preferred and Common Stock	72,638,663	230	—
Total Non-Affiliate Equity				3,567	2,179
Total Non-Affiliate Portfolio Investment Assets				$629,216	$634,624
Total Portfolio Investment Assets — 206.3% (8)				$629,216	$634,624

Short Term Investments — Unrestricted Investments — 2.5% (8)
US Bank Money Market Deposit Account				$7,732	$7,732
Total Short Term Investments — Unrestricted Investments				$7,732	$7,732

Short Term Investments — Restricted Investments — 0.5% (8)
US Bank Money Market Deposit Account				$1,617	$1,617
Total Short Term Investments — Restricted Investments				$1,617	$1,617

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of September 30, 2022 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of September 30, 2022, 7.4% and 7.3% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act), the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 186.7% (8)
Non-Affiliate Debt Investments — 178.3% (8)
Non-Affiliate Debt Investments — Life Science — 77.3% (8)
Castle Creek Pharmaceuticals Holdings, Inc. (2)(12)	Biotechnology	Term Loan	9.30%	Libor	7.50%	9.30%	-	5.00%	March 1, 2024	$5,000	$4,957	$4,957
		Term Loan	9.30%	Libor	7.50%	9.30%	-	5.00%	March 1, 2024	5,000	4,957	4,957
		Term Loan	9.30%	Libor	7.50%	9.30%	-	5.00%	March 1, 2024	5,000	4,957	4,957
		Term Loan	9.30%	Libor	7.50%	9.30%	-	5.00%	March 1, 2024	5,000	4,957	4,957
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	9.50%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	5,000	4,909	4,909
		Term Loan	9.50%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	5,000	4,909	4,909
		Term Loan	9.50%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	2,500	2,454	2,454
		Term Loan	9.50%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	5,000	4,906	4,906
		Term Loan	9.50%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	5,000	4,906	4,906
		Term Loan	9.50%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	2,500	2,451	2,451
		Term Loan	9.50%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	2,500	2,451	2,451
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	9.75%	Libor	7.90%	9.75%	-	5.00%	June 1, 2024	2,500	2,420	2,420
		Term Loan	9.75%	Libor	7.90%	9.75%	-	5.00%	June 1, 2024	2,500	2,472	2,472
		Term Loan	9.75%	Libor	7.90%	9.75%	-	5.00%	November 1, 2025	5,000	4,896	4,896
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	April 1, 2025	2,500	2,465	2,465
		Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	July 1, 2025	2,500	2,463	2,463
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	July 1, 2025	5,000	4,850	4,850
		Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	July 1, 2025	2,500	2,475	2,475
IMV Inc. (2)(5)(12)	Biotechnology	Term Loan	9.00%	Prime	6.25%	9.00%	-	5.00%	July 1, 2025	5,000	4,799	4,799
		Term Loan	9.00%	Prime	6.25%	9.00%	-	5.00%	July 1, 2025	2,500	2,462	2,462
LogicBio, Inc. (2)(5)(12)	Biotechnology	Term Loan	8.75%	Libor	6.25%	8.75%	-	4.50%	June 1, 2024	4,028	4,011	4,011
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	9.50%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	5,000	4,935	4,935
		Term Loan	9.50%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	5,000	4,935	4,935
		Term Loan	9.50%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,500	2,440	2,440
		Term Loan	9.50%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,500	2,440	2,440
		Term Loan	9.50%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,500	2,430	2,430
		Term Loan	9.50%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,500	2,430	2,430
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	Term Loan	8.75%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	5,000	4,631	4,631
		Term Loan	8.75%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	2,500	2,441	2,441
Canary Medical Inc. (2)(12)	Medical Device	Term Loan	9.00%	Prime	5.75%	9.00%	-	7.00%	November 1, 2024	2,500	2,394	2,394
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	8.25%	Libor	6.70%	8.25%	-	5.50%	October 1, 2024	5,000	4,926	4,926
		Term Loan	8.25%	Libor	6.70%	8.25%	-	5.50%	October 1, 2024	5,000	4,957	4,957
		Term Loan	8.25%	Libor	6.70%	8.25%	-	5.50%	October 1, 2024	2,500	2,466	2,466
		Term Loan	8.25%	Libor	6.70%	8.25%	-	5.50%	October 1, 2024	2,500	2,466	2,466
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	9.25%	Libor	8.00%	9.25%	-	10.36%	July 1, 2025	4,056	4,009	4,009
		Term Loan	9.25%	Libor	8.00%	9.25%	-	10.36%	July 1, 2025	4,056	4,009	4,009
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan	8.50%	Prime	5.25%	8.50%	-	20.00%	April 1, 2022	2,500	2,495	2,495
		Term Loan	8.50%	Prime	5.25%	8.50%	-	20.00%	April 1, 2022	2,500	2,495	2,495
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	10.00%	Libor	8.20%	10.00%	-	5.00%	January 1, 2024	3,125	3,095	3,095
		Term Loan	10.00%	Libor	8.20%	10.00%	-	5.00%	January 1, 2024	208	206	206
		Term Loan	10.00%	Libor	8.20%	10.00%	-	5.00%	March 1, 2024	3,600	3,569	3,569

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Embody, Inc. (2)(12)	Medical Device	Term Loan	9.75%	Prime	6.50%	9.75%	-	28.00%	August 1, 2026	2,500	2,457	2,457
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	October 1, 2024	3,500	3,397	3,397
		Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	June 1, 2025	1,000	963	963
MacuLogix, Inc. (2)(12)(14)	Medical Device	Term Loan	10.08%	Libor	7.68%	10.08%	-	6.00%	September 1, 2023	7,500	7,447	4,481
		Term Loan	10.08%	Libor	7.68%	10.08%	-	6.00%	September 1, 2023	4,050	4,022	2,420
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan	9.75%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,952	4,952
		Term Loan	9.75%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,952	4,952
		Term Loan	9.75%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,944	4,944
		Term Loan	9.75%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,944	4,944
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	9.25%	Prime	6.00%	9.25%	-	5.00%	June 1, 2024	2,500	2,391	2,391
		Term Loan	9.25%	Prime	6.00%	9.25%	-	5.00%	June 1, 2024	2,500	2,472	2,472
		Term Loan	9.25%	Prime	6.00%	9.25%	-	5.00%	June 1, 2024	2,500	2,472	2,472
Spineology, Inc. (2)(12)	Medical Device	Term Loan	10.25%	Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,928	4,928
Total Non-Affiliate Debt Investments — Life Science											194,237	189,669
Non-Affiliate Debt Investments — Sustainability — 18.8% (8)
LiquiGlide, Inc. (2)(12)	Other Sustainability	Term Loan	9.50%	Prime	6.25%	9.50%	-	5.00%	January 1, 2025	2,000	1,928	1,928
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Term Loan	10.25%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,322	7,322
		Term Loan	10.25%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,322	7,322
		Term Loan	10.25%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,322	7,322
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	10.00%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,703	3,703
		Term Loan	10.00%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,703	3,703
		Term Loan	10.00%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	7,500	7,396	7,396
		Term Loan	10.00%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,698	3,698
		Term Loan	10.00%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,698	3,698
Total Non-Affiliate Debt Investments — Sustainability											46,092	46,092
Non-Affiliate Debt Investments — Technology — 77.2% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	9.25%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,442	7,442
		Term Loan	9.25%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,442	7,442
		Term Loan	9.25%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,442	7,442
		Convertible Note	3.00%						July 1, 2023	250	250	250
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.00%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	5,000	4,935	4,935
		Term Loan	10.00%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	5,000	4,949	4,949
		Term Loan	10.00%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	3,000	2,969	2,969
		Term Loan	10.00%	Prime	6.75%	10.00%	-	3.00%	December 1, 2025	1,000	968	968
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Term Loan	9.50%	Prime	6.25%	9.50%	-	1.85%	July 1, 2025	5,000	4,928	4,928
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.50%	Prime	7.25%	10.50%	-	3.00%	May 1, 2026	3,500	3,430	3,430
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	9.00%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,500	2,476	2,476
		Term Loan	9.00%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,500	2,476	2,476
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Term Loan	9.75%	Prime	6.50%	9.75%	-	4.00%	January 1, 2026	6,500	6,397	6,397

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
		Term Loan	9.75%	Prime	6.50%	9.75%	-	4.00%	January 1, 2026	6,000	5,775	5,775
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.00%	Prime	6.75%	10.00%	-	9.75%	January 1, 2024	2,500	2,480	2,480
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan	9.00%	Prime	5.75%	9.00%	-	10.10%	January 1, 2026	5,000	4,935	4,935
		Term Loan	9.00%	Prime	5.75%	9.00%	-	10.10%	January 1, 2026	2,000	1,920	1,920
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.50%	Prime	7.25%	10.50%	-	3.00%	March 1, 2025	3,000	2,961	2,961
		Term Loan	10.50%	Prime	7.25%	10.50%	-	3.00%	March 1, 2025	3,000	2,961	2,961
		Term Loan	10.50%	Prime	7.25%	10.50%	-	3.00%	September 1, 2025	3,000	2,955	2,955
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%	Prime	8.00%	11.25%	-	3.00%	April 1, 2026	10,000	9,639	9,639
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.00%	Prime	7.75%	11.00%	-	-	July 1, 2025	2,500	2,446	2,446
		Term Loan	11.00%	Prime	7.75%	11.00%	-	-	July 1, 2025	1,250	1,234	1,234
Updater, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.00%	Prime	5.75%	12.00%	14.00%	0.56%	December 20, 2024	5,000	4,961	4,961
		Term Loan	12.00%	Prime	5.75%	12.00%	14.00%	0.56%	December 20, 2024	5,000	4,961	4,961
		Term Loan	12.00%	Prime	5.75%	12.00%	14.00%	0.56%	December 20, 2024	10,000	9,922	9,922
Liqid, Inc. (2)(12)	Networking	Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	5,000	4,770	4,770
		Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	5,000	4,924	4,924
		Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	2,500	2,459	2,459
		Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	2,500	2,459	2,459
		Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	2,500	2,414	2,414
Branded Online, Inc. (2)(12)	Software	Term Loan	9.50%	Prime	6.25%	9.50%	-	6.00%	September 1, 2026	5,000	4,719	4,719
		Term Loan	9.50%	Prime	6.25%	9.50%	-	6.00%	November 1, 2026	2,500	2,355	2,355
		Term Loan	9.50%	Prime	6.25%	9.50%	-	-	July 1, 2023	5,000	5,000	5,000
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	10.50%	Prime	7.25%	10.50%	-	4.00%	October 1, 2024	2,500	2,481	2,481
		Term Loan	10.50%	Prime	7.25%	10.50%	-	4.00%	October 1, 2024	2,500	2,481	2,481
Decisyon, Inc. (12)	Software	Term Loan	12.68%	Prime	9.23%	12.68%	-	50.43%	January 1, 2023	3,470	3,470	3,470
Dropoff, Inc. (2)(12)	Software	Term Loan	9.75%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,500	6,087	6,087
		Term Loan	9.75%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,000	5,816	5,816
E La Carte, Inc. (2)(12)	Software	Term Loan	9.75%	Prime	6.50%	9.75%	-	4.00%	October 1, 2025	3,000	2,937	2,937
		Term Loan	9.75%	Prime	6.50%	9.75%	-	4.00%	October 1, 2025	3,000	2,958	2,958
		Term Loan	9.75%	Prime	6.50%	9.75%	-	4.00%	October 1, 2025	1,500	1,479	1,479
Lytics, Inc. (2)(12)	Software	Term Loan	9.25%	Prime	6.00%	9.25%	-	4.00%	July 1, 2025	2,500	2,464	2,464
Reputation Institute, Inc. (2)(12)	Software	Term Loan	10.50%	Prime	7.25%	10.50%	-	3.00%	August 1, 2025	5,000	4,905	4,905
Supply Network Visiblity Holdings LLC (2)(12)	Software	Term Loan	9.75%	Prime	6.50%	9.75%	-	4.00%	February 1, 2025	3,500	3,458	3,458
		Term Loan	9.75%	Prime	6.50%	9.75%	-	4.00%	February 1, 2025	3,500	3,458	3,458
		Term Loan	9.75%	Prime	6.50%	9.75%	-	4.00%	December 1, 2025	2,500	2,463	2,463
		Term Loan	9.75%	Prime	6.50%	9.75%	-	4.00%	December 1, 2025	2,500	2,463	2,463
Total Non-Affiliate Debt Investments — Technology											189,274	189,274
Non-Affiliate Debt Investments — Healthcare information and services — 5.0% (8)
IDbyDNA, Inc. (2)(12)	Diagnostics	Term Loan	9.00%	Prime	5.75%	9.00%	-	5.50%	January 1, 2025	5,000	4,902	4,902
		Term Loan	9.00%	Prime	5.75%	9.00%	-	5.50%	January 1, 2025	5,000	4,936	4,936
		Term Loan	9.00%	Prime	5.75%	9.00%	-	5.50%	January 1, 2026	2,500	2,444	2,444
Total Non-Affiliate Debt Investments — Healthcare information and services											12,282	12,282
Total Non- Affiliate Debt Investments											441,885	437,317

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 8.2% (8)
Non-Affiliate Warrants — Life Science — 1.0% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	317,306	311	27
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	2,428	142	148
Celsion Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	295,053	65	1
Corvium, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	661,956	54	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	92,002	139	162
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	21,120	36	3
IMV Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	284,090	64	64
LogicBio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	7,843	8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	252,161	146	5
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	164,608	278	519
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	Common Stock Warrant	7,051	17	9
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	795,455	264	45
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	160,714	72	110
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	95,293	44	—
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	1,175	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	463
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,292	53	45
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	134,299	61	172
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	6,361,111	149	169
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,375,727	154	108
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	80	90
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	317,647	124	121
MacuLogix, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	454,460	238	—
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	441,780	91	112
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	221,510	83	122
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	484,250	77	75
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	408	53	30
Total Non-Affiliate Warrants — Life Science				2,893	2,600
Non-Affiliate Warrants — Sustainability — 0.4% (8)
LiquiGlide, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	61,359	39	36
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	142,405	356	331
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	48,756	107	552
Total Non-Affiliate Warrants — Sustainability				502	919

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Technology — 6.2% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	45	42
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	140	3,141
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	161
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	70
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	1
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	9,353	23	23
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	68	823
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	17,605	22	22
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	368
Getaround, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	651,040	450	367
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,710	103	103
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	310,463	47	47
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	51
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	324	503
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	134,421	25	24
Updater, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	108,333	34	31
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	859
Silk, Inc. (2)(12)	Data Storage	Preferred and Common Stock Warrant	44,211,003	234	188
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	6
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	741
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	2,403
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	938
Kinestral, Inc. (2)(12)	Power Management	Preferred Stock Warrant	5,002,574	1,585	2,609
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred and Common Stock Warrant	6,753	101	—
Branded Online, Inc. (2)(12)	Software	Common Stock Warrant	16,678	370	443
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	55,591	5	37
Decisyon, Inc. (12)	Software	Common Stock Warrant	82,967	46	—
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	482,283	397	395
E La Carte, Inc. (2)(12)	Software	Preferred Stock Warrant	181,947	61	53
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	288,115	23	276
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	26,733	12	12
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	54	52
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	615,475	44	66
Riv Data Corp. (2)(12)	Software	Preferred Stock Warrant	321,428	12	292
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	224	—
Skyword, Inc. (12)	Software	Preferred and Common Stock Warrant	301,055	49	4
Supply Network Visiblity Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	62
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	179	1
Total Non-Affiliate Warrants — Technology				6,281	15,214
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
IDbyDNA, Inc. (2)(12)	Diagnostics	Preferred Stock Warrant	472,006	112	95
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	101	1,177
Watermark Medical, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	27,373	74	—
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	195
Total Non-Affiliate Warrants — Healthcare information and services				347	1,467
Total Non-Affiliate Warrants				10,023	20,200
Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				—	200
Non-Affiliate Equity — 0.1% (8)
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	83
Zeta Global Holdings Corp. (2)(5)(12)	Internet and Media	Common Stock	18,405	240	155
Decisyon, Inc. (12)	Software	Preferred and Common Stock	72,638,663	230	120
Total Non-Affiliate Equity				479	358
Total Non-Affiliate Portfolio Investment Assets				$452,387	$458,075
Controlled Affiliate Investments — 0.0% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.0% (8)
HESP LLC (12)(13)	Biotechnology	Other Investment		$1,450	$—
Total Controlled Affiliate Other Investments				1,450	—
Total Controlled Affiliate Portfolio Investment Assets				$1,450	$—
Total Portfolio Investment Assets — 186.7% (8)				$453,837	$458,075

Short Term Investments — Unrestricted Investments — 3.2% (8)
US Bank Money Market Deposit Account				$7,868	$7,868
Total Short Term Investments — Unrestricted Investments				$7,868	$7,868

Short Term Investments — Restricted Investments — 0.6% (8)
US Bank Money Market Deposit Account				$1,359	$1,359
Total Short Term Investments — Restricted Investments				$1,359	$1,359

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility, the NYL and/or the Asset-Backed Notes.

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

The Company formed Horizon Funding 2019‑1 LLC (“2019‑1 LLC”) as a Delaware limited liability company on May 2, 2019 and Horizon Funding Trust 2019‑1 on May 15, 2019 (“2019‑1 Trust” and, together with the 2019‑1 LLC, the “2019‑1 Entities”). The 2019‑1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2019‑1 Entities for purposes of securitizing the Asset-Backed Notes.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 2. Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10‑Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal recurring accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021.

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

Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Assets and Liabilities as investments. Those assets are owned by special purpose entities, including 2019‑1 Entities, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

Investments

Investments are recorded at fair value. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, on July 29, 2022, the Board designated the Advisor as the Company’s “valuation designee.” The valuation designee determines the fair value of the Company’s portfolio investments and the Company's board of directors (the “Board”) oversees the valuation designee. The Company has the intent to hold its debt investments for the foreseeable future or until maturity or payoff.

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2022, there were no investments on nonaccrual status. As of December 31, 2021, there was one investment on non-accrual status with a cost of $11.5 million and a fair value of $6.9 million. For the three and nine months ended September 30, 2022, the Company did not recognize any interest income from debt investments on non-accrual status. For the three months ended  September 30, 2021, the Company did not recognize any interest income from debt investments on non-accrual status. For the nine months ended September 30, 2021, the Company recognized, as interest income, payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  September 30, 2022 and 2021 was 7.0% and 5.2%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2022 and 2021 was 7.5% and 6.7%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  September 30, 2022 and  December 31, 2021 was $5.6 million and $4.3 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of September 30, 2022 and  December 31, 2021 were $4.4 million and $3.2 million, respectively. The amortization expense for the three months ended September 30, 2022 and 2021 was $0.4 million and $0.2 million, respectively. The amortization expense for the nine months ended September 30, 2022 and 2021 was $1.1 million and $0.7 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2022, $0.1 million and $0.3 million, respectively, was accrued for U.S. federal excise tax. For the three and nine months ended September 30, 2021, $0.1 million and $0.2 million, respectively, was recorded for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2022 and  December 31, 2021. The Company’s income tax returns for the 2021, 2020 and 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended September 30, 2022, the Company sold 1,523,519 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $19.0 million, including $0.4 million of offering expenses, from these sales.

During the three months ended September 30, 2021, the Company sold 395,068 shares of common stock under the 2020 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $6.6 million, including $0.2 million of offering expenses, from these sales.

During the nine months ended September 30, 2022, the Company sold 2,641,920 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $33.2 million, including $0.6 million of offering expenses, from these sales.

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

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2022, shares representing approximately $48.9 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 29, 2022, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2023 or the repurchase of $5.0 million of the Company’s common stock. During the three and nine months ended September 30, 2022 and 2021, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through September 30, 2022, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 3. Related party transactions

Investment Management Agreement

At a special meeting of the stockholders on October 30, 2018, the stockholders approved a new Investment Management Agreement which became effective on March 7, 2019. The new Investment Management Agreement replaced the previously effective Amended and Restated Investment Management Agreement dated as of October 28, 2010 and amended effective July 1, 2014. On October 28, 2022, the Board unanimously approved the renewal of the Investment Management Agreement. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at September 30, 2022 and  December 31, 2021 was $1.9 million and $0.7 million, respectively. The base management fee expense was $2.8 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively. The base management fee expense was $7.6 million and $5.6 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The performance based incentive fee expense was $2.8 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively. The performance based incentive fee expense was $6.4 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the three and nine months ended September 30, 2022 and 2021. The performance based incentive fee payable as of September 30, 2022 and  December 31, 2021 was $2.8 million and $2.0 million, respectively. The entire incentive fee payable as of September 30, 2022 and  December 31, 2021 represented part one of the incentive fee.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. The administrative fee expense was $1.1 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 4. Investments

The following table shows the Company’s investments as of September 30, 2022 and  December 31, 2021:

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$612,478	$609,032	$441,885	$437,317
Warrants	11,971	22,113	10,023	20,200
Other	1,200	1,300	1,450	200
Equity	3,567	2,179	479	358
Total investments	$629,216	$634,624	$453,837	$458,075

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of September 30, 2022 and  December 31, 2021:

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$148,952	$147,442	$109,899	$107,902
Medical Device	114,364	116,967	88,681	84,567
Technology
Communications	22,883	26,070	22,853	25,920
Consumer-Related	109,906	108,301	92,158	93,194
Data Storage	476	1,211	476	1,047
Internet and Media	329	1,299	569	3,305
Networking	13,551	13,413	17,390	17,964
Power Management	1,585	2,254	1,585	2,609
Semiconductors	56	—	101	—
Software	108,910	107,441	60,902	60,807
Sustainability
Other Sustainability	77,024	77,700	46,595	47,011
Healthcare Information and Services
Diagnostics	9,840	9,844	12,393	12,377
Other	7,621	8,682	175	1,177
Software	13,719	14,000	60	195
Total investments	$629,216	$634,624	$453,837	$458,075

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

For the three and nine months ended September 30, 2022, there were no transactions related to investments in non-controlled affiliated companies.

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

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the nine months ended September 30, 2022 were as follows:

			Nine months ended September 30, 2022

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	September 30,	Dividend
Company	2021	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2021	income
	(In thousands)
HESP LLC	—	—	(300)	—	—	1,450	(1,150)	—	—
Total controlled affiliates	$—	$—	$(300)	$—	$—	$1,450	$(1,150)	$—	$—

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

Note 6. Fair value

Prior to July 30, 2022, the Board determined the fair value of the Company’s investments. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, on July 29, 2022, the Board designated the Advisor as the Company’s “valuation designee.” The Board is responsible for oversight of the valuation designee. The valuation designee has established a Valuation Committee to determine in good faith the fair value of the Company’s investments, based on input of the Advisor’s management and personnel and independent valuation firms which are engaged at the direction of the Valuation Committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation at least once during a trailing twelve-month period. The Valuation Committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with at least 25% (based on fair value) of the Company’s valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm.

The Company uses fair value measurements made by the valuation designee to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in certain instances, there are no quoted market prices for certain assets or liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

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

Debt investments: The fair value of debt investments is estimated by discounting the expected future cash flows using the period end rates at which similar debt investments would be made to borrowers with similar credit ratings and for the same remaining maturities. At September 30, 2022 and  December 31, 2021, the hypothetical market yields used ranged from 3% to 25% and 3% to 23%, respectively. Significant increases (decreases) in this unobservable input would result in a significantly lower (higher) fair value measurement. These assets are recorded at fair value on a recurring basis and are categorized as Level 3 within the fair value hierarchy described above.

Under certain circumstances, the Company  may use an alternative technique to value debt investments that better reflects their fair value such as the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability.

Warrant investments: The Company values it's warrants using the Black-Scholes valuation model incorporating the following material assumptions:

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company's investments as of September 30, 2022 and  December 31, 2021. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2022:

September 30, 2022
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$605,719	Discounted Expected Future Cash Flows	Hypothetical Market Yield	3% – 25%	14%

	3,313	Multiple Probability Weighted Cash Flow Model	Probability Weighting	25%	25%

Warrant investments	21,894	Black-Scholes Valuation Model	Price Per Share	0.000 –1,89999	$64.53
			Average Industry Volatility	25%	25%
			Marketability Discount	20%	20%
			Estimated Time to Exit (in years)	1 to 4	2

Other investments	1,300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	2,033	Last Equity Financing	Price Per Share	1.000 –215.0303	$30.09

Total Level 3 investments	$634,259

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2021:

December 31, 2021
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$430,417	Discounted Expected Future Cash Flows	Hypothetical Market Yield	3% –23%	12%

	6,900	Multiple Probability Weighted Cash Flow Model	Probability Weighting	20% - 50%	33%

Warrant investments	19,837	Black-Scholes Valuation Model	Price Per Share	0.000 –980.0000	$20.35
			Average Industry Volatility	25%	25%
			Marketability Discount	20%	20%
			Estimated Time to Exit (in years)	1 to 4	2

Other investments	200	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	0% –100%	100%

Equity investments	203	Last Equity Financing	Price Per Share	0.000 –1.0000	$0.41

Total Level 3 investments	$457,557

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2022, the closing price of the 2026 Notes on the New York Stock Exchange was $24.37 per note and had an aggregate fair value of $56.1 million. Therefore, the Company has categorized these borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2022, the closing price of the 2027 Notes on the New York Stock Exchange was $23.18 per note and had an aggregate fair value of $53.3 million. Therefore, the Company has categorized these borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on September 30, 2022, the Asset-Backed Notes were trading at par value and had an aggregate par value of $43.5 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2022 and  December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments in money market funds	$—	$7,732	$—	$7,732
Restricted investments in money market funds	$—	$1,617	$—	$1,617
Debt investments	$—	$—	$609,032	$609,032
Warrant investments	—	219	21,894	22,113
Other investments	—	—	1,300	1,300
Equity investments	146	—	2,033	2,179
Total investments	$146	$219	$634,259	$634,624

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments in money market funds	$—	$7,868	$—	$7,868
Restricted investments in money market funds	$—	$1,359	$—	$1,359
Debt investments	$—	$—	$437,317	$437,317
Warrant investments	—	363	19,837	20,200
Other investments	—	—	200	200
Equity investments	155	—	203	358
Total investments	$155	$363	$457,557	$458,075

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2022:

	Three months ended September 30, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$551,560	$25,167	$453	$200	$577,380
Purchase of investments	94,627	—	—	—	94,627
Warrants and equity received and classified as Level 3	—	964	—	—	964
Principal payments received on investments	(26,929)	—	—	(31)	(26,960)
Proceeds from sale of investments	(6,088)	(38)	—	—	(6,126)
Net realized (loss) gain on investments	(8,492)	266	—	31	(8,195)
Unrealized appreciation (depreciation) included in earnings	8,095	(3,348)	(420)	(100)	4,227
Transfer out of Level 3	—	(1,117)	—		(1,117)
Transfer out of debt investments	(3,200)	—	2,000	1,200	—
Other	(541)	—	—	—	(541)
Level 3 assets, end of period	$609,032	$21,894	$2,033	$1,300	$634,259

During the three months ended September 30, 2022, there were two transfers out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.04 million that was transferred to Level 2 upon the portfolio company becoming a public company. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $1.1 million that was transferred to Level 1 upon the portfolio company becoming a public company.

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

During the three months ended September 30, 2021, there were no transfers in or out of Level 3.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2022:

	Nine months ended September 30, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$437,317	$19,837	$203	$200	$457,557
Purchase of investments	348,097	—	250	—	348,347
Warrants and equity received and classified as Level 3	—	2,441	—	—	2,441
Principal payments received on investments	(114,120)	—	—	(313)	(114,433)
Proceeds from sale of investments	(49,088)	(464)	—	—	(49,552)
Net realized (loss) gain on investments	(8,492)	535	—	(1,137)	(9,094)
Unrealized appreciation (depreciation) included in earnings	1,128	662	(420)	1,350	2,720
Transfer out of Level 3	—	(1,117)	—		(1,117)
Transfer out of debt investments	(3,200)	—	2,000	1,200	—
Other	(2,610)	—	—	—	(2,610)
Level 3 assets, end of period	$609,032	$21,894	$2,033	$1,300	$634,259

During the nine months ended September 30, 2022, there were two transfers out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.04 million that was transferred to Level 2 upon the portfolio company becoming a public company. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $1.1 million that was transferred to Level 1 upon the portfolio company becoming a public company.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2022 includes $3.5 million in unrealized depreciation on debt and other investments, $1.2 million in unrealized appreciation on warrant investments and $0.4 million in unrealized depreciation on equity investments.

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

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2021 includes $0.3 million in unrealized depreciation on debt and other investments, $6.3 million in unrealized appreciation on warrant investments and $1.5 million in unrealized depreciation on equity investments.

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

As of September 30, 2022 and  December 31, 2021, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of September 30, 2022 and  December 31, 2021:

	September 30, 2022			December 31, 2021
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$125,000	$67,500	$57,500	$125,000	$53,500	$71,500
NYL Facility	200,000	136,750	63,250	100,000	78,750	21,250
Asset-Backed Notes	43,461	43,461	—	70,500	70,500	—
2027 Notes	57,500	57,500	—	—	—	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	483,461	362,711	120,750	353,000	260,250	92,750
Unamortized debt issuance costs attributable to term borrowings	—	(3,700)	—	—	(2,637)	—
Total borrowings outstanding, net	$483,461	$359,011	$120,750	$353,000	$257,613	$92,750

As of September 30, 2022, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of September 30, 2022, the asset coverage for borrowed amounts was 185%.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company entered into the Key Facility with Key effective November 4, 2013. On June 22, 2021, the Company amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which we may request advances under the Key Facility to June 22, 2024. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on June 22, 2026. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 6.25% and 3.25% on September 30, 2022 and  December 31, 2021, respectively. The average interest rate for the three months ended September 30, 2022 and 2021 was 5.60% and 4.25%, respectively. The average interest rate for the nine months ended September 30, 2022 and 2021 was 4.75% and 4.25%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of September 30, 2022 and  December 31, 2021, the Company had borrowing capacity under the Key Facility of $57.5 million and $71.5 million, respectively. At September 30, 2022 and  December 31, 2021, $28.0 million and $19.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2022, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2022, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

On August 13, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the Asset-Backed Notes. The Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC on August 13, 2019. There has been no change in the rating since August 13, 2019.

The Asset-Backed Notes were issued by the 2019‑1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The reinvestment period of the Asset-Backed Notes ended July 15, 2021 and the maturity date is September 15, 2027.

At September 30, 2022 and  December 31, 2021, the Asset-Backed Notes had an outstanding principal balance of $43.5 million and $70.5 million, respectively.

Under the terms of the Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2022 and  December 31, 2021, there were approximately $0.6 million and $0.9 million of restricted investments, respectively.

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

There were $136.8 million and $78.8 million in advances made by the NYL Noteholders as of September 30, 2022 and  December 31, 2021, respectively. The interest rate as of September 30, 2022 and  December 31, 2021 was 5.11%. and 4.62%, respectively. As of September 30, 2022 and  December 31, 2021, the Company had borrowing capacity under the NYL Facility of $63.2 million and $21.2 million, respectively. At September 30, 2022 and  December 31, 2021, $49.2 million and $5.7 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

The balance of unfunded commitments to extend credit was $214.5 million and $114.5 million as of September 30, 2022 and  December 31, 2021, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2022:

	September 30, 2022
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability
	(In thousands)
Better Place Forests Co.	$5,000	$6
BrightInsight, Inc.	21,000	278
Britecore Holdings, Inc.	5,000	66
Canary Medical Inc.	2,500	34
Castle Creek Biosciences	4,000	72
Ceribell, Inc.	2,500	4
Divergent Technologies, Inc.	30,000	315
DropOff, Inc.	7,500	188
Embody, Inc.	2,000	20
Engage3, LLC	8,000	40
Hound Labs, Inc.	7,500	87
Interior Define, Inc.	5,000	65
KSQ Therapeutics, Inc.	10,000	100
Lytics, Inc.	1,250	—
Magnolia Medical Technologies, Inc.	10,000	122
Native Microbials, Inc.	8,750	64
Optoro, Inc.	15,000	38
PDS Biotechnology Corporation	10,000	158
Scientia Vascular, Inc.	10,000	110
Slingshot Aerospace, Inc.	5,000	64
Soli, Inc.	7,500	147
Sonex Health, Inc.	2,500	45
Swift Health Systems Inc.	25,500	105
Temperpack Technologies, Inc.	9,000	19
Total	$214,500	$2,147

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2022, which totaled $2.1 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost, represented 22% and 26% of total debt investments outstanding as of September 30, 2022 and  December 31, 2021, respectively. No single debt investment represented more than 10% of the total debt investments as of September 30, 2022 and  December 31, 2021. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 18% and 21% of total interest and fee income on investments for the three months ended September 30, 2022 and 2021, respectively. Interest income from the five largest debt investments accounted for 18% and 13% of total interest and fee income on investments for the nine months ended September 30, 2022 and 2021, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2022 and for the year ended December 31, 2021:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Nine Months Ended September 30, 2022
7/29/2022	11/17/22	12/15/22	$0.10	$—	—	$—
7/29/2022	10/18/22	11/15/22	0.10	—	—	—
7/29/2022	9/19/22	10/14/22	0.10	2,558	7,703	81
4/29/2022	8/18/22	9/15/22	0.10	2,528	4,925	60
4/29/2022	7/19/22	8/16/22	0.10	2,484	3,939	55
4/29/2022	6/17/22	7/15/22	0.10	2,434	4,286	51
2/25/2022	5/18/22	6/15/22	0.10	2,378	4,428	50
2/25/2022	4/19/22	5/16/22	0.10	2,349	4,088	49
2/25/2022	3/18/22	4/14/22	0.10	2,352	3,221	46
			$0.90	$17,083	32,590	$392
Year Ended December 31, 2021
10/22/21	2/18/22	3/16/22	$0.10	$2,100	3,409	$46
10/22/21	1/19/22	2/16/22	0.10	2,096	2,680	43
10/22/21	12/17/21	1/14/22	0.10	2,031	3,417	56
10/22/21	11/18/21	12/15/21	0.05	1,013	1,197	20
7/23/21	11/18/21	12/15/21	0.10	2,027	2,395	38
7/23/21	10/19/21	11/16/21	0.10	2,010	1,907	34
7/23/21	9/17/21	10/15/21	0.10	2,008	2,068	36
4/23/21	8/18/21	9/15/21	0.10	1,996	2,041	34
4/23/21	7/20/21	8/16/21	0.10	1,983	1,937	34
4/23/21	6/17/21	7/16/21	0.10	1,964	1,888	33
2/26/21	5/18/21	6/15/21	0.10	1,964	1,671	29
2/26/21	4/20/21	5/14/21	0.10	1,937	1,794	29
2/26/21	3/18/21	4/16/21	0.10	1,938	1,653	28
			$1.25	$25,067	28,057	$460

On October 28, 2022, the Board declared monthly distributions per share and a special dividend per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
December 16, 2022	December 19, 2022	January 13, 2023	$0.11
January 17, 2023	January 18, 2023	February 15, 2023	$0.11
February 16, 2023	February 17, 2023	March 15, 2023	$0.11

Special distribution

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
November 16, 2022	November 17, 2022	December 15, 2022	$0.05

After paying distributions of $0.30 per share and earning net investment income of $0.43 per share for the quarter, the Company’s undistributed spillover income as of September 30, 2022 was $0.67 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Nine months ended September 30,
	2022	2021
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.56	$11.02
Net investment income	1.06	1.02
Realized loss	(0.40)	(0.14)
Unrealized appreciation on investments	0.05	0.41
Net increase in net assets resulting from operations	0.71	1.29
Distributions declared (1)	(0.90)	(0.90)
From net investment income	(0.90)	(0.90)
From net realized gain on investments	—	—
Return of capital	—	—
Other (2)	0.29	0.22
Net asset value at end of period	$11.66	$11.63
Per share market value, beginning of period	$15.92	$13.24
Per share market value, end of period	$10.01	$16.26
Total return based on a market value (3)	(31.5)%	29.6%
Shares outstanding at end of period	26,393,773	20,425,175
Ratios to average net assets:
Expenses without incentive value (4)	11.4%	10.6%
Incentive fees (4)	3.0%	3.0%
Net expenses (4)	14.4%	13.6%
Net investment income with incentive fees (4)	12.1%	12.1%
Net assets at the end of the period	$307,687	$237,590
Average net asset value	$280,904	$223,031
Average debt per share	$13.32	$11.07
Portfolio turnover ratio (5)	14.9%	29.0%

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Subsequent Events

On October 21, 2022, the Company funded a $0.4 million equity investment to an existing portfolio company, Emalex Biosciences, Inc.

On October 21, 2022, the Company funded a $7.0 million debt investment to a new portfolio company, Robin Healthcare, Inc.

On October 26, 2022, the Company priced a securitization of secured debt investments through Horizon Funding Trust 2022-1, an indirect, bankruptcy-remote subsidiary of the Company. The Horizon Funding Trust 2022-1 securitization is a private securitization under Rule 144A and to persons outside the United States pursuant to Regulation S under the Securities Act in which the Company expects to sell a pool of loans with an aggregate principal balance of approximately $160 million to a securitization trust and receive proceeds from the issuance and sale of $100.0 million aggregate principal amount of rated notes with a coupon of 7.56% ("7.56% Notes"). Following pricing, total proceeds, including cash and securities, are expected to be $98.8 million before fees and expenses. The transaction is scheduled to close on November 9, 2022, subject to customary closing conditions.

This disclosure does not constitute an offer to sell or a solicitation of an offer to buy any of the 7.56% Notes, nor shall there be any offer, solicitation or sale in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful.

On October 28, 2022, the Company funded a $2.5 million debt investment to an existing portfolio company, Sonex Health, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10‑Q, except where the context suggests otherwise, the terms “we,” “us,” “our” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation and its consolidated subsidiaries. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10‑Q.

Forward-looking statements

This quarterly report on Form 10‑Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10‑Q involve risks and uncertainties, including statements as to:

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10‑K for the year ended December 31, 2021, and elsewhere in this quarterly report on Form 10‑Q.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this quarterly report on Form 10‑Q, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, or the SEC, including periodic reports on Form 10‑Q and Form 10‑K and current reports on Form 8‑K.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of September 30, 2022, 89.9%, or $547.4 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	57	$609,032	96.0%	45	$437,317	95.5%
Warrants	89	22,113	3.5	73	20,200	4.3
Other investments	2	1,300	0.2	2	200	0.1
Equity	5	2,179	0.3	3	358	0.1
Total		$634,624	100.0%		$458,075	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Beginning portfolio	$577,492	$404,121	$458,075	$352,545
New debt investments	94,627	98,592	348,347	217,252
Less refinanced debt balances	—	—	(25,000)	—
Net new debt investments	94,627	98,592	323,347	217,252
Principal payments received on investments	(4,960)	(3,221)	(11,916)	(11,303)
Early pay-offs and principal paydowns	(22,000)	(50,367)	(77,517)	(107,957)
Accretion of debt investment fees	1,980	1,016	4,533	3,186
New debt investment fees	(1,474)	(962)	(4,259)	(2,332)
Proceeds from sale of investments	(6,255)	(1,553)	(49,681)	(5,285)
Net realized (loss) gain on investments	(8,228)	1,344	(9,127)	(1,882)
Net unrealized appreciation on investments	3,442	3,376	1,169	8,122
Ending portfolio	$634,624	$452,346	$634,624	$452,346

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$146,046	24.0%	$106,809	24.4%
Medical Device	109,479	18.0	82,860	18.9
Technology
Communications	22,606	3.7	22,576	5.2
Consumer-Related	105,135	17.2	90,678	20.8
Networking	13,187	2.2	17,026	3.9
Software	105,792	17.4	58,994	13.5
Sustainability
Other Sustainability	76,095	12.5	46,092	10.5
Healthcare Information and Services
Diagnostics	9,793	1.6	12,282	2.8
Other Healthcare	7,397	1.2	—	—
Software	13,502	2.2
Total	$609,032	100.0%	$437,317	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments represented 22% and 26% of total debt investments outstanding as of September 30, 2022 and December 31, 2021, respectively. No single debt investment represented more than 10% of our total debt investments as of September 30, 2022 and December 31, 2021.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of September 30, 2022 and December 31, 2021, our debt investments had a weighted average credit rating of 3.1 and 3.2, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of September 30, 2022 and December 31, 2021:

			%			%
	September 30, 2022			December 31, 2021
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	6	$95,996	15.8%	9	$104,863	24.0%
3	48	495,118	81.3	34	322,084	73.6
2	3	17,918	2.9	1	3,470	0.8
1	—	—	—	1	6,900	1.6
Total	57	$609,032	100.0%	45	$437,317	100.0%

As of September 30, 2022, there were no debt investments with an internal credit rating of 1. As of December 31, 2021, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $11.5 million and an aggregate fair value of $6.9 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended September 30, 2022 and 2021

The following table shows consolidated results of operations for the three months ended September 30, 2022 and 2021:

	For the three months ended
	September 30,
	2022	2021
	(In thousands)
Total investment income	$23,254	$16,367
Total expenses	12,018	8,264
Net investment income before excise tax	11,236	8,103
Provision for excise tax	100	56
Net investment income	11,136	8,047
Net realized (loss) gain	(8,585)	1,344
Net unrealized appreciation on investments	3,442	3,376
Net increase in net assets resulting from operations	$5,993	$12,767
Average debt investments, at fair value	$583,184	$403,220
Average gross assets less cash	$634,614	$436,808
Average borrowings outstanding	$364,714	$239,147

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $6.9 million, or 42.1%, to $23.3 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. For the three months ended September 30, 2022, total investment income consisted primarily of $22.7 million in interest income from investments, which included $5.5 million in income from the accretion of origination fees and end of term payments, or ETPs, and $0.5 million in fee income. Interest income on debt investments increased by $8.7 million, or 62.1%, to $22.7 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Interest income on debt investments for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 increased primarily due to an increase of $180.0 million, or 44.6%, in the average size of our debt investment portfolio and in increase in Prime which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $1.8 million, or 78.2%, to $0.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to lower fee income earned on prepayments.

The following table shows our dollar-weighted annualized yield for the three months ended September 30, 2022 and 2021:

	For the three months ended
	September 30,
Investment type:	2022	2021
Debt investments(1)	15.9%	16.2%
All investments(1)	15.3%	15.5%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 18% and 21% of investment income for the three months ended September 30, 2022 and 2021, respectively.

Expenses

Total expenses increased by $3.8 million, or 45.4%, to $12.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $2.2 million, or 71.6%, to $5.3 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $125.6 million, or 52.5%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and an increase in our effective cost of debt for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Base management fee expense increased by $0.8 million, or 39.6%, to $2.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Base management fee increased primarily due to an increase of $180.0 million, or 44.6%, in average debt investments for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Performance based incentive fee expense increased by $0.8 million, or 38.4%, to $2.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was due to an increase of $3.9 million, or 38.4%, in Pre-Incentive Fee Net Investment Income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Administrative fee expense, professional fees and general and administrative expenses were $1.1 for the three months ended September 30, 2022 and 2021.

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

During the three months ended September 30, 2022, we realized net losses on investments totaling $8.6 million primarily due to the settlement of one of our debt investments. During the three months ended September 30, 2021, we realized net gains on investments totaling $1.3 million primarily due to the realized gain from the exercise and sale of two of our warrant investments.

During the three months ended September 30, 2022, net unrealized appreciation on investments totaled $3.4 million which was primarily due the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments partially offset by the unrealized depreciation on our warrant and equity investments. During the three months ended September 30, 2021, net unrealized appreciation on investments totaled $3.4 million which was primarily due to the unrealized appreciation on our warrant investments.

Comparison of the nine months ended September 30, 2022 and 2021

The following table shows consolidated results of operations for the nine months ended September 30, 2022 and 2021:

	For the nine months ended
	September 30,
	2022	2021
	(In thousands)
Total investment income	$56,046	$43,070
Total expenses	30,293	22,735
Net investment income before excise tax	25,753	20,335
Provision for excise tax	306	174
Net investment income	25,447	20,161
Net realized loss	(9,484)	(2,767)
Net unrealized appreciation on investments	1,169	8,122
Net increase in net assets resulting from operations	$17,132	$25,516
Average debt investments, at fair value	$521,661	$372,606
Average gross assets less cash	$567,019	$403,783
Average borrowings outstanding	$319,623	$219,531

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $13.0 million, or 30.1%, to $56.0 million the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, total investment income consisted primarily of $54.3 million in interest income from investments, which included $12.4 million in income from the accretion of origination fees and ETPs and $1.7 million in fee income. Interest income on debt investments increased by $15.1 million, or 38.6%, to $54.3 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Interest income on debt investments for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 increased primarily due to an increase of $149.1 million, or 40.0%, in the average size of our debt investment portfolio offset by $1.3 million in interest income received from the settlement of a debt investment previously on nonaccrual status collected during the nine months ended September 30, 2021. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $2.2 million, or 55.6%, to $1.7 million for the nine months ended September 30, 2022 compared the nine months ended September 30, 2021, primarily due to lower fee income earned on prepayments.

The following table shows our dollar-weighted annualized yield for the nine months ended September 30, 2022 and 2021:

	For the nine months ended
	September 30,
Investment type:	2022	2021
Debt investments(1)	14.3%	15.4%
All investments(1)	13.7%	14.7%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments in the aggregate accounted for 18% and 13%, respectively, of investment income for the nine months ended September 30, 2022 and 2021.

Expenses

Total expenses increased by $7.6 million, or 33.2%, to $30.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $4.2 million, or 47.9%, to $13.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $100.1 million, or 45.6%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 and an increase in our effective cost of debt for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Base management fee expense increased by $2.0 million, or 35.0%, to $7.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Base management fee increased primarily due to an increase of $149.1 million, or 40.0%, in average debt investments for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Performance based incentive fee expense increased by $1.3 million, or 26.1%, to $6.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was due to an increase of $6.6 million, or 26.2%, in Pre-Incentive Fee Net Investment Income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Administrative fee expense, professional fees and general and administrative expenses were $3.4 million and $3.3 million for the nine months ended September 30, 2022 and 2021.

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

During the nine months ended September 30, 2022, we realized net losses on investments totaling $9.5 million primarily due the settlement of one of our debt investments and the settlement of one of our other investments. During the nine months ended September 30, 2021, we realized net losses on investments totaling $2.4 million primarily due to the realized loss on the settlement of one of our debt investments partially offset by 1) the realized gain from the consideration we received from the termination of warrants upon the initial public offering of one portfolio company and 2) the realized gain from the consideration we received from exercise and sale of three of our warrant investments. During the same period, we elected to exercise our option to redeem, in full, our 2022 Notes at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of $0.4 million.

During the nine months ended September 30, 2022, net unrealized appreciation on investments totaled $1.2 million which was primarily due to the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and the settlement of one of our other investments partially offset by (1) the unrealized depreciation on one of our debt investments and (2) the unrealized depreciation on our equity investments. During the nine months ended September 30, 2021, net unrealized appreciation on investments totaled $8.1 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on our warrant investments partially offset by the unrealized depreciation on one of our equity investments.

Liquidity and capital resources

As of September 30, 2022 and December 31, 2021, we had cash and investments in money market funds of $31.6 million and $45.9 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of September 30, 2022 and December 31, 2021, we had $1.6 million and $1.4 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our term debt securitization in connection with which an affiliate of ours made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019, or the Asset-Backed Notes, or our Note Funding Agreement, or the NYL Facility and our revolving credit facility with KeyBank National Association, or the Key Facility, together with the NYL Facility, the Credit Facilities, and issuance of our public debt offerings.

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

During the three months ended September 30, 2022, we sold 1,523,519 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $19.0 million, including $0.4 million of offering expenses, from these sales.

During the three months ended September 30, 2021, we sold 395,068 shares of common stock under the 2020 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $6.6 million, including $0.2 million of offering expenses, from these sales.

During the nine months ended September 30, 2022, we sold 2,641,920 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $33.2 million, including $0.6 million of offering expenses, from these sales.

During the nine months ended September 30, 2021, we sold 1,122,516 shares of common stock under the 2020 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $17.3 million, including $0.5 million of offering expenses, from these sales.

On April 29, 2022, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2023 or the repurchase of $5.0 million of our common stock. During the three and nine months ended September 30, 2022 and 2021, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through September 30, 2022, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At September 30, 2022 and December 31, 2021, the outstanding principal balance under our Key Facility, was $67.5 million and $53.5 million, respectively. As of September 30, 2022 and December 31, 2021, we had borrowing capacity under the Key Facility of $57.5 million and $71.5 million, respectively. At September 30, 2022 and December 31, 2021, $28.0 million and $19.8 million, respectively, were available for borrowing, subject to existing terms and advance rates.

At September 30, 2022 and December 31, 2021, the outstanding principal balance under the NYL Facility was $136.8 million and $78.8 million, respectively. As of September 30, 2022 and December 31, 2021, we had borrowing capacity under the NYL Facility of $63.2 million and $21.2 million, respectively. At September 30, 2022 and December 31, 2021, $49.2 million and $5.7, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $160.9 million for the nine months ended September 30, 2022, and our financing activities provided cash of $146.8 million for the same period. Our operating activities used cash to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the issuance of the 2027 Notes (as defined below), the completion of a follow-on public offering of 2.5 million shares of common stock for net proceeds of $34.3 million, after deducting underwriting commission and discounts and other offering expenses and advances on our Credit Facilities, partially offset by cash used to repay a portion of the outstanding principal under our Key Facility, to repay our Asset-Backed Notes and to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$125,000	$67,500	$57,500	$125,000	$53,500	$71,500
NYL Facility	200,000	136,750	63,250	100,000	78,750	21,250
Asset-Backed Notes	43,461	43,461	—	70,500	70,500	—
2027 Notes	57,500	57,500	—	—	—	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	483,461	362,711	120,750	353,000	260,250	92,750
Unamortized debt issuance costs attributable to term borrowings	—	(3,700)	—	—	(2,637)	—
Total borrowings outstanding, net	$483,461	$359,011	$120,750	$353,000	$257,613	$92,750

We entered into the Key Facility effective November 4, 2013. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after September 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 6.25% and 3.25% as of September 30, 2022 and December 31, 2021, respectively. The interest rates in effect were 6.50% and 4.25% as of September 30, 2022 and December 31, 2021, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

On September 29, 2017, we issued and sold an aggregate principal amount of $32.5 million of the 2022 Notes, and on October 11, 2017, pursuant to the underwriters’ 30‑day option to purchase additional notes, we sold an additional $4.9 million of the 2022 Notes. The 2022 Notes had a stated maturity of September 15, 2022 and could be redeemed in whole or in part at our option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bore interest at a rate of 6.25% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes were our direct, unsecured obligations and (1) ranked equally in right of payment with our current and future unsecured indebtedness; (2) were senior in right of payment to any of our future indebtedness that expressly provided it is subordinated to the 2022 Notes; (3) were effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that was initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness and (4) were structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. On April 24, 2021, or the Redemption Date, we redeemed all of the issued and outstanding 2022 Notes in an aggregate principal amount of $37.4 million and paid accrued interest of $0.3 million. The 2022 Notes were delisted effective on the Redemption Date.

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026, or the 2026 Notes. The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2022, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes, or collectively, the 2027 Notes. The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2022, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

On August 13, 2019, the Asset-Backed Notes were issued by the 2019‑1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among us and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The Asset-Backed Notes have a two-year reinvestment period and a stated maturity of September 15, 2027. The Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC on August 13, 2019. There has been no change in the rating since August 13, 2019.

At September 30, 2022, and December 31, 2021, the Asset-Backed Notes had an outstanding principal balance of $43.5 million and $70.5 million, respectively.

Under the terms of the Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2022, and December 31, 2021, there were approximately $0.6 million and $0.9 million, respectively, of restricted investments.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2022, and December 31, 2021, there were approximately $1.0 million and $0.5 million, respectively, of restricted investments.

There were $136.8 million and $78.8 million in notes issued to the NYL Noteholders as of September 30, 2022 and December 31, 2021, respectively, at an interest rate of 5.11% and 4.62%, respectively. As of September 30, 2022 and December 31, 2021, the Company had borrowing capacity under the NYL Facility of $63.2 million and $21.2 million, respectively. At September 30, 2022 and December 31, 2021, $49.2 million and $5.7 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Other assets

As of September 30, 2022 and December 31, 2021, other assets were $2.6 million and $2.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2022:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$362,711	$6,412	$161,657	$194,642	$—
Unfunded commitments	214,500	161,000	53,500	—	—
Total	$577,211	$167,412	$215,157	$194,642	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2022, we had such unfunded commitments of $214.5 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of September 30, 2022, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2022 and 2021, the Advisor earned $5.6 million and $4.0 million, respectively, pursuant to the Investment Management Agreement. During the nine months ended September 30, 2022 and 2021, the Advisor earned $13.9 million and $10.6 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Principals LLC f/k/a Horizon Technology Finance, LLC, or HTF Principals, owns more than seventy percent (70%) of the Advisor. Our Chief Executive Officer, Robert D. Pomeroy Jr. and our President, Gerald A. Michaud own one hundred percent (100%) of HTF Principals. By virtue of their ownership interest in HTF Principals, Mr. Pomeroy and Mr. Michaud control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended September 30, 2022 and 2021, the Advisor earned $0.4 million and $0.3 million, respectively, pursuant to the Administration Agreement. During the nine months ended September 30, 2022 and 2021, the Advisor earned $1.1 million and $0.8 million, respectively, pursuant to the Administration Agreement.

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

Valuation of investments

Investments are recorded at fair value. Prior to July 30, 2022, the Board determined the fair value of our investments. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, on July 29, 2022, the Board designated the Advisor as our “valuation designee.” The Board is responsible for oversight of the valuation designee. The valuation designee has established a Valuation Committee to determine in good faith the fair value of our investments, based on input of our Advisor’s management and personnel and independent valuation firms which are engaged at the direction of the Valuation Committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation at least once during a trailing twelve-month period. The Valuation Committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with at least 25% (based on fair value) of our valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm. We apply fair value to substantially all of our investments in accordance with Topic 820, Fair Value Measurement, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification as amended, or ASC, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our assumptions are set to reflect those that we believe market participants would use in pricing the financial instrument at the measurement date.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and nine months ended September 30, 2022, we did not recognize any interest income from debt investments on non-accrual status. For the three months ended September 30, 2021, we did not recognize any interest income from debt investments on non-accrual status. For the nine months ended September 30, 2021, we recognized as interest income interest payments of $1.3 million received from one portfolio company whose debt investment was on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2022 and December 31, 2021.

Recent developments

On October 21, 2022, we funded a $0.4 million equity investment to an existing portfolio company, Emalex Biosciences, Inc.

On October 21, 2022, we funded a $7.0 million debt investment to a new portfolio company, Robin Healthcare, Inc.

On October 26, 2022, we priced a securitization of secured debt investments through Horizon Funding Trust 2022-1, an indirect, bankruptcy-remote subsidiary of ours. The Horizon Funding Trust 2022-1 securitization is a private securitization under Rule 144A and to persons outside the United States pursuant to Regulation S under the Securities Act in which we expect to sell a pool of loans with an aggregate principal balance of approximately $160 million to a securitization trust and receive proceeds from the issuance and sale of $100.0 million aggregate principal amount of rated notes with a coupon of 7.56%, or the 7.56% Notes. Following pricing, total proceeds, including cash and securities, are expected to be $98.8 million before fees and expenses. The transaction is scheduled to close on November 9, 2022, subject to customary closing conditions.

This disclosure does not constitute an offer to sell or a solicitation of an offer to buy any of the 7.56% Notes, nor shall there be any offer, solicitation or sale in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful.

On October 28, 2022, we funded a $2.5 million debt investment to an existing portfolio company, Sonex Health, Inc.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2022 and December 31, 2021, 100% of the outstanding principal amount of our debt investments bore interest at floating rates. New commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our September 30, 2022 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at September 30, 2022, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$17,544	$2,053	$15,491
Up 200 basis points	$11,725	$1,369	$10,356
Up 100 basis points	$5,854	$684	$5,170
Down 300 basis points	$(16,100)	$(1,540)	$(14,560)
Down 200 basis points	$(11,954)	$(1,369)	$(10,585)
Down 100 basis points	$(6,223)	$(684)	$(5,539)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2027 Notes, our 2026 Notes and our Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to a floor of 0.25% per annum, based on a prime rate index which resets monthly and the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related Commodity Futures Trading Commission, or the CFTC, regulations. On January 31, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in internal controls over financial reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1: Legal Proceedings.

Neither we nor our Advisor is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against our Advisor.

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2022 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10‑K for the year ended December 31, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: November 1, 2022	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: November 1, 2022	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer