Form 10-K
period 2022-12-31
Horizon Technology Finance Corp
filed 2023-02-28
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00802

HORIZON TECHNOLOGY FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-2114934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
312 Farmington Avenue,
Farmington, CT	06032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (860) 676‑8654

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
4.875% Notes due 2026 6.25% Notes due 2027	HTFB HTFC	The New York Stock Exchange The New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2022 based on the closing price on that date of $11.54 on the Nasdaq Global Select Market was $282.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 28,320,399 shares of the Registrant’s common stock outstanding as of February 27, 2023.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K are incorporated by reference into Part III of this Annual Report on Form 10‑K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑K

FOR THE YEAR ENDED December 31, 2022

PART I

In this annual report on Form 10‑K, except where the context suggests otherwise, the terms:

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

●

“NYL Noteholders” refers to several entities owned or affiliated with New York Life Insurance Company and “NYL Facility” refers to the credit facility where the notes are issued to the NYL Noteholders;

●	“Credit Facilities” refers to collectively the Key Facility and the NYL Facility;

●	“2022 Notes” refers to the $37.4 million aggregate principal amount of our 6.25% unsecured notes due 2022, which were issued by us in September and October 2017 and redeemed by us on April 24, 2021;

●	“2026 Notes” refers to the $57.5 million aggregate principal amount of our 4.875% unsecured notes due 2026, which were issued by us in March 2021;

●

“2027 Notes” (collectively with the 2026 Notes, "Debt Securities") refers to the $57.5 million aggregate principal amount of our 6.25% unsecured notes due 2027, which were issued by us on June 15, 2022 and July 11, 2022;

●	“2019‑1 Securitization” refers to the $160.0 million securitization of secured loans we completed on August 13, 2019;

●	“2019 Asset-Backed Notes” refers to $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the 2019‑1 Securitization;

●	The “2019‑1 Trust” refers to Horizon Funding Trust 2019‑1, a Delaware trust;

●	“2022‑1 Securitization” refers to the $157.8 million securitization of secured loans we completed on November 9, 2022;

●

"2022 Asset-Backed Notes" (collectively with the 2019 Asset-Backed Notes, the “Asset-Backed Notes”) refers to $100.00 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the 2022-1 Securitization; and

●	The “2022‑1 Trust” refers to Horizon Funding Trust 2022‑1, a Delaware trust.

Some of the statements in this annual report on Form 10‑K constitute forward-looking statements which apply to both us and our consolidated subsidiaries and relate to future events, future performance or financial condition. The forward-looking statements involve risks and uncertainties for both us and our consolidated subsidiaries and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors described in “Item 1A.—Risk Factors” and elsewhere in this annual report on Form 10‑K.

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

From the commencement of operations of Compass Horizon on March 4, 2008 through December 31, 2022, we funded 248 portfolio companies and invested $2.2 billion in debt investments. As of December 31, 2022, our debt investment portfolio consisted of 60 debt investments with an aggregate fair value of $686.5 million. As of December 31, 2022, 90.2%, or $619.5 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2022, 11.0%, or $75.7 million, of our total debt investment portfolio at fair value was held through our 2019‑1 Securitization. As of December 31, 2022, 22.0%, or $150.6 million, of our total debt investment portfolio at fair value was held through our 2022-1 Securitization. As of December 31, 2022, our net assets were $318.4 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade”. Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2022, our dollar-weighted annualized yield on average debt investments was 14.4%. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the year ended December 31, 2022, our investment portfolio had an overall total yield of 13.8%. We calculate the overall total yield for any period as (1) total investment income during the period divided by (2) the average of the fair value of investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The overall total yield is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

As of December 31, 2022, our debt investments had a dollar-weighted average term of 48.0 months from inception and a dollar-weighted average remaining term of 38.0 months. As of December 31, 2022, substantially all of our debt investments had an original committed principal amount of between $3 million and $45 million, repayment terms of between 15 and 60 months and bore current pay interest at annual interest rates of between 10% and 17%.

For the year ended December 31, 2022, our total return based on market value was (19.3)%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) the aggregate amount of distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2022, we held warrants to purchase stock, predominantly preferred stock, in 90 portfolio companies, equity positions in eight portfolio companies and success fee arrangements in seven portfolio companies.

Our investment activities, and our day-to-day operations, are managed by our Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of our Advisor. Under an investment management agreement dated March 7, 2019, or the Investment Management Agreement, we have agreed to pay our Advisor a base management fee and an incentive fee for its advisory services to us. The Investment Management Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 28, 2022. We have also entered into an administration agreement, or the Administration Agreement, with our Advisor under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

Our common stock began trading October 29, 2010 and is currently traded on the Nasdaq Global Select Market, or Nasdaq, under the symbol “HRZN”.

Information available

Our principal executive office is located at 312 Farmington Avenue, Farmington, Connecticut 06032, our telephone number is (860) 676‑8654, and our internet address is www.horizontechfinance.com. We make available, free of charge, on our website our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10‑K and you should not consider information contained on our website to be part of this annual report on Form 10‑K or any other report we file with the SEC.

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

Our Advisor is led by six senior managers including Robert D. Pomeroy, Jr., our Chief Executive Officer, Gerald A. Michaud, our President, Daniel R. Trolio, our Executive Vice President and Chief Financial Officer, John C. Bombara, our Executive Vice President, General Counsel and Chief Compliance Officer, Daniel S. Devorsetz, our Executive Vice President, Chief Operating Officer and Chief Investment Officer and Diane Earle, our Senior Vice President and Chief Credit Officer.

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

●

Use of leverage. We use leverage to increase returns on equity through our Credit Facilities, through our 2026 Notes and 2027 Notes and through our 2019‑1 Securitization and 2022-1 Securitization. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, which include the following:

Consistently execute commitments and close transactions. Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $2.6 billion to more than 315 companies since operations commenced in 2004.

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

Well-known brand name. Our Advisor has originated Venture Loans to more than 315 companies in our Target Industries under the “Horizon Technology Finance” brand.

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

3

The portfolio company has performed to our expectations as demonstrated by meeting revenue milestones, clinical milestones or other operating metrics. It has raised, or is expected to raise, capital consistent with our underwriting assumptions. Generally the portfolio company displays one or more of the following: its enterprise value comfortably exceeds our loan balance; it has sufficient cash resources to operate according to its plan; it is expected to raise additional capital as needed; and there continues to be potential for warrant gains from our warrants. New loans are typically rated 3 when approved and thereafter 3‑rated loans represent a standard risk profile, with no principal loss currently expected.

2

The portfolio company has performed below our expectations as demonstrated by missing revenue milestones, delayed clinical progress or otherwise failing to meet projected operating metrics. It may have raised capital in support of the poorer performance but generally on less favorable terms than originally contemplated at the time of underwriting. Generally the portfolio company displays one or more of the following: its enterprise value exceeds our loan balance but at a lower multiple than originally expected; it has sufficient cash to operate according to its plan but liquidity may be tight; and it is planning to raise additional capital but there is uncertainty and the potential for warrant gains from our warrants are possible, but unlikely. Loans rated 2 represent an increased level of risk of loss of principal. While no loss is currently anticipated for a 2‑rated loan, there is potential for future loss of principal.

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

Board Recommendation and Approval of the Investment Management Agreement

At a special meeting of the stockholders on October 30, 2018, the stockholders, upon the recommendation of the Board, approved a new Investment Management Agreement which became effective on March 7, 2019. The Investment Management Agreement was effective for two years from the date of approval and now must be annually reapproved by our Board for a one-year period. The Investment Management Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 28, 2022. When it considered recommending the approval of the Investment Management Agreement, our Board held a meeting at which it focused on information it received relating to (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and its discussions related thereto, our Board, including a majority of the directors who are not interested persons of us, determined that the investment management fee rates payable pursuant to the terms of the Investment Management Agreement were reasonable in relation to the services to be provided.

Duration and termination

Unless terminated earlier as described below, it will continue in effect from year to year if approved annually by our Board including a majority of our directors who are not interested persons or by the affirmative vote of the holders of a majority of our outstanding voting securities and a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other party. See “Item 1A — Risk Factors — Risks Related to Our Advisor and Affiliates — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.”

Administration Agreement

The Administration Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 28, 2022. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Board reviews the allocation of expenses shared with the Advisor or other clients of the Advisor, if any, on a periodic basis to confirm that the allocations are reasonable and appropriate in light of the provisions of the Investment Management Agreement and Administration Agreement and then-current circumstances.

License agreement

We have entered into a license agreement with Horizon Technology Finance Principals LLC fka Horizon Technology Finance, LLC, or HTF, pursuant to which we were granted a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement with our Advisor is in effect. Other than with respect to this limited license, we have no legal right to the “Horizon Technology Finance” service mark.

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

Code of ethics

We and our Advisor have each adopted a code of ethics pursuant to Rule 17j‑1 under the 1940 Act and Rule 204A‑1 under the Investment Advisers Act of 1940, as amended, or the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the relevant code of ethics’ requirements. Each code of ethics is published on our website at www.horizontechfinance.com. We intend to disclose any substantive amendments to, or waivers from, the codes of conduct within four business days of the waiver or amendment through a web site posting.

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

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)‑6 under, the Advisers Act.

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

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Chief Compliance Officer, Horizon Technology Finance Corporation, 312 Farmington Avenue, Farmington, Connecticut 06032 or by calling (860) 676‑8654.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

●

pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a‑15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and

●

pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a‑15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1A.        Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report on Form 10‑K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV per share and the trading price of our common stock could decline, and you may lose part or all of your investment.

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

●	Political, social and economic uncertainty, including uncertainty related to the inflation and the potential global recession, creates and exacerbates risks.

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

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our Advisor, subject to Board oversight, will determine the fair value of these securities in good faith as described above in “— Because many of our investments typically are not and will not be in publicly traded securities, the value of our investments may not be readily determinable, which could adversely affect the determination of our NAV.” In connection with that determination, investment professionals from the Advisor may rely on portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s management fee is based, in part, on our gross assets less cash and cash equivalents, and our incentive fees will be based, in part, on unrealized appreciation and depreciation on our investments.

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

Further, follow-on investments are subject to burdensome restrictions under the 1940 Act if an affiliated fund is already invested in a portfolio company. Such restrictions could prevent us from capitalizing on an otherwise attractive opportunity.

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

Generally, we do not control, or expect to control in the future, any of our portfolio companies, even though our debt agreements may contain certain restrictive covenants that limit the business and operations of our portfolio companies. We also do not maintain, or intend to maintain in the future, a control position to the extent we own equity interests in any portfolio company. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and we may therefore, suffer a decrease in the value of our investments.

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

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may become subject to a corporate-level income taxes on all of our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2022, 2021 and 2020 was 11.2%, 9.4% and 10.4%, respectively.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2022 and (2) 150% at various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2022(1)	(32.50)%	(20.44)%	(8.38)%	3.68%	15.74%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(42.45)%	(27.29)%	(12.14)%	3.02%	18.18%

(1)	Assumes $767 million in total assets, $439 million in outstanding debt, $318 million in net assets, and an average cost of borrowed funds of 6.07% at December 31, 2022.
(2)	Assumes $964 million in total assets, $636 million in outstanding debt, $318 million in net assets, and an average cost of borrowed funds of 6.07% at December 31, 2022.

Based on our outstanding indebtedness of $439 million as of December 31, 2022 and the average cost of borrowed funds of 6.07% as of that date, our investment portfolio would have needed to experience an annual return of at least 3.77% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Based on an outstanding indebtedness of $636 million on an assumed 150% asset coverage ratio and an average cost of borrowed funds of 6.07%, our investment portfolio would need to experience an annual return of at least 5.46% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

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

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility, NYL Facility, 2026 Notes, 2027 Notes, or the Asset-Backed Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until June 22, 2024. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on June 22, 2026, unless such date is extended in accordance with the terms of the Key Facility. We may borrow under the NYL Facility until June 5, 2023. After such date, we must repay the outstanding advances under the NYL Facility in accordance with its terms and conditions. All outstanding advances under the NYL Facility are due and payable on June 15, 2028, unless such date is extended in accordance with the terms of the NYL Facility. All outstanding amounts on our 2026 Notes are due and payable on March 30, 2026 unless redeemed prior to that date. All outstanding amounts on our 2027 Notes are due and payable on June 15, 2027. The 2019 Asset-Backed Notes have a stated maturity of September 15, 2027. The 2022 Asset-Backed Notes have a stated maturity of November 15, 2030. If we are unable to increase, renew or replace the Credit Facilities or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

We are subject to certain risks as a result of our interests in connection with the 2019‑1 Securitization and 2022-1 Securitization and our equity interest in the 2019‑1 Trust and 2022-1 Trust.

On August 13, 2019, in connection with the 2019‑1 Securitization and the offering of the 2019 Asset-Backed Notes by the 2019‑1 Trust, we sold and/or contributed to Horizon Funding 2019‑1, LLC or the 2019 Trust Depositor, certain loans, or the 2019 Trust Loans, which the 2019 Trust Depositor in turn sold and/or contributed to the 2019‑1 Trust in exchange for 100% of the equity interest in the 2019‑1 Trust, cash proceeds and other consideration. Following these transfers, the 2019‑1 Trust, and not the 2019 Trust Depositor or us, holds all of the ownership interest in the 2019 Trust Loans.

As a result of the 2019‑1 Securitization, we hold, indirectly through the 2019 Trust Depositor, 100% of the equity interest of the 2019‑1 Trust. As a result, we consolidate the financial statements of the 2019 Trust Depositor and the 2019‑1 Trust, as well as our other subsidiaries, in our consolidated financial statements. Because each of the 2019 Trust Depositor and the 2019‑1 Trust is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the 2019 Trust Depositor, and by the 2019 Trust Depositor to the 2019‑1 Trust, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Further, a failure of the 2019‑1 Trust to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the indenture under the 2019‑1 Securitization, upon which the trustee under the 2019‑1 Securitization, or the Trustee, may, and will at the direction of a supermajority of the holders of the 2019 Asset-Backed Notes (collectively, the “Noteholders”), declare the 2019 Asset-Backed Notes to be immediately due and payable and exercise remedies under the indenture, including (i) institute proceedings for the collection of all amounts then payable on the 2019 Asset-Backed Notes or under the indenture, enforce any judgment obtained, and collect from the 2019‑1 Trust and any other obligor upon the 2019 Asset-Backed Notes monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the indenture with respect to the property of the 2019‑1 Trust; (iii) exercise any remedies as a secured party under the relevant provisions of the applicable jurisdiction’s UCC and take other appropriate action under applicable law to protect and enforce the rights and remedies of the Trustee and the Noteholders; or (iv) sell the property of the 2019‑1 Trust or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

On November 8, 2022, in connection with the 2022‑1 Securitization and the offering of the 2022 Asset-Backed Notes by the 2022‑1 Trust, we sold and/or contributed to Horizon Funding 2022‑1, LLC or the 2022 Trust Depositor, certain loans, or the 2022 Trust Loans, which the 2022 Trust Depositor in turn sold and/or contributed to the 2022‑1 Trust in exchange for 100% of the equity interest in the 2022‑1 Trust, cash proceeds and other consideration. Following these transfers, the 2022‑1 Trust, and not the 2022 Trust Depositor or us, holds all of the ownership interest in the 2022 Trust Loans.

As a result of the 2022‑1 Securitization, we hold, indirectly through the 2022 Trust Depositor, 100% of the equity interest of the 2022‑1 Trust. As a result, we consolidate the financial statements of the 2022 Trust Depositor and the 2022‑1 Trust, as well as our other subsidiaries, in our consolidated financial statements. Because each of the 2022 Trust Depositor and the 2022‑1 Trust is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the 2022 Trust Depositor, and by the 2022 Trust Depositor to the 2022‑1 Trust, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Further, a failure of the 2022‑1 Trust to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the indenture under the 2022‑1 Securitization, upon which the trustee under the 2022‑1 Securitization, or the Trustee, may, and will at the direction of a supermajority of the holders of the 2022 Asset-Backed Notes (collectively, the “Noteholders”), declare the 2022 Asset-Backed Notes to be immediately due and payable and exercise remedies under the indenture, including (i) institute proceedings for the collection of all amounts then payable on the 2022 Asset-Backed Notes or under the indenture, enforce any judgment obtained, and collect from the 2022‑1 Trust and any other obligor upon the 2022 Asset-Backed Notes monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the indenture with respect to the property of the 2022‑1 Trust; (iii) exercise any remedies as a secured party under the relevant provisions of the applicable jurisdiction’s UCC and take other appropriate action under applicable law to protect and enforce the rights and remedies of the Trustee and the Noteholders; or (iv) sell the property of the 2022‑1 Trust or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

An event of default in connection with the 2019‑1 Securitization or 2022-1 Securitization could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with the 2019‑1 Securitization or the 2022-1 Securitization. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We may not receive cash distributions in respect of our indirect ownership interest in the 2019‑1 Trust and 2022-1 Trust.

Apart from fees payable to us in connection with our role as servicer of the 2019 Trust Loans and 2022 Trust Loans and the reimbursement of related amounts under the 2019‑1 Securitization and 2022-1 Securitization documents, we receive cash in connection with the 2019‑1 Securitization and the 2022-1 Securitization only to the extent that the 2019 Trust Depositor and the 2022 Trust Depositor receive payments in respect of its equity interest in the 2019‑1 Trust and the 2022-1 Trust. The holders of the equity interest in the 2019‑1 Trust and the 2022-1 Trust, respectively, are the residual claimant on distributions, if any, made by the 2019‑1 Trust and the 2022-1 Trust after the Noteholders and other claimants have been paid in full on each payment date or upon maturity of the 2019 Asset-Backed Notes or the 2022 Asset-Backed Notes, subject to the priority of payment provisions under the 2019‑1 Securitization and the 2022-1 Securitization documents. To the extent that the value of the 2019‑1 Trust’s portfolio of 2019 Trust Loans or the 2022-1 Trust's portfolio of 2022 Trust Loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted 2019 Trust Loans and 2022 Trust Loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the 2019 Trust Loans or the 2022 Trust Loans, or for any other reason, the ability of the 2019‑1 Trust or the 2022-1 Trust to make cash distributions in respect of the 2019 Trust Depositor’s equity interest or the 2022 Trust Depositor's equity interest would be negatively affected and, consequently, the value of the equity interest in the 2019‑1 Trust or the 2022-1 Trust would also be reduced. In the event that we fail to receive cash indirectly from the 2019‑1 Trust or the 2022-1 Trust, we could be unable to make distributions in amounts sufficient to maintain our status as a RIC or at all.

The interests of the Noteholders may not be aligned with our interests.

The 2019 Asset-Backed Notes and 2022 Asset-Backed Notes are debt obligations ranking senior in right of payment to the rights of the holder of the equity interest in the 2019‑1 Trust (currently the 2019 Trust Depositor, our wholly owned subsidiary) and the 2022-1 Trust (currently the 2022 Trust Depositor, out wholly owned subsidiary), as residual claimant in respect of distributions, if any, made by the 2019‑1 Trust and the 2022-1 Trust, respectively. As such, there are circumstances in which the interests of the Noteholders may not be aligned with the interests of the holder of the equity interests in the 2019‑1 Trust or the 2022-1 Trust. For example, under the terms of the documents governing the 2019‑1 Securitization and the 2022-1 Securitization, the Noteholders have the right to receive payments of principal and interest prior to the holder of the equity interest in the 2019‑1 Trust or the 2022-1 Trust.

For as long as the 2019 Asset-Backed Notes or the 2022 Asset-Backed Notes remain outstanding, the Noteholders have the right to act in certain circumstances with respect to the Trust Loans in ways that may benefit their interests but not the interests of holder of the equity interest in the 2019‑1 Trust or the 2022-1 Trust, including by exercising remedies under the documents governing the 2019‑1 Securitization and the 2022-1 Securitization.

If an event of default occurs, the Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the 2019‑1 Securitization and the 2022-1 Securitization. For example, upon the occurrence of an event of default with respect to the 2019 Asset-Backed Notes or the 2022 Asset-Backed Notes, the Trustee may, and will at the direction of the holders of a supermajority of the 2019 Asset-Backed Notes or the 2022 Asset-Backed Notes, declare the principal, together with any accrued interest, of the 2019 Asset-Backed Note or the 2022 Asset-Backed Note to be immediately due and payable. This would have the effect of accelerating the principal on such 2019 Asset-Backed Note or the 2022 Asset-Backed Notes, triggering a repayment obligation on the part of the 2019‑1 Trust or the 2022-1 Trust. The 2019 Asset-Backed Notes or the 2022 Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution is made to the holder of the equity interest in 2019‑1 Trust or the 2022-1 Trust. There can be no assurance that there will be sufficient funds through collections on the 2019 Trust Loans or the 2022 Trust Loans or through the proceeds of the sale of the 2019 Trust Loans or the 2022 Trust Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the 2019 Asset-Backed Notes or the 2022 Asset-Backed Notes, or to make any distribution payment to holder of the equity interest in the 2019‑1 Trust or the 2022-1 Trust.

Remedies pursued by the Noteholders could be adverse to our interests as the indirect holder of the equity interest in the 2019‑1 Trust or the 2022-1 Trust. The Noteholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the Noteholders will be consistent with the best interests of the 2019 Trust Depositor or the 2022 Trust Depositor or that we will receive, indirectly through the 2019 Trust Depositor or the 2022 Trust Depositor, any payments or distributions upon an acceleration of the 2019 Asset-Backed Notes or the 2022 Asset-Backed Notes. Any failure of the 2019‑1 Trust or the 2022-1 Trust to make distributions in respect of the equity interest that we indirectly hold through the 2019 Trust Depositor or the 2022 Trust Depositor, whether as a result of an event of default and the acceleration of payments on the 2019 Asset-Backed Notes or the 2022 Asset-Backed Notes or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

Certain events related to the performance of 2019 Trust Loans or 2022 Trust Loans could lead to the acceleration of principal payments on the 2019 Asset-Backed Notes or 2022 Asset-Backed Notes.

The following constitute rapid amortization events, or Rapid Amortization Events, under the documents governing the 2019-1 Securitization: (i) the aggregate outstanding principal balance of all delinquent 2019 Trust Loans exceeds twenty percent (20%) of the aggregate outstanding principal balance of the 2019 Trust Loans; (ii) the aggregate outstanding principal balance of defaulted 2019 Trust Loans plus the aggregate outstanding principal balance of all liquidated 2019 Trust Loans exceeds fifteen percent (15%) of the aggregate outstanding principal balance of the 2019 Trust Loans; (iii) the aggregate outstanding principal balance of the 2019 Asset-Backed Notes exceeds the borrowing base (which is a percentage of the outstanding principal balance of the 2019 Trust Loans less delinquent 2019 Trust Loans and 2019 Trust Loans to issuers that exceed given thresholds) for a period of sixty consecutive days; (iv) the 2019‑1 Trust’s pool of 2019 Trust Loans contains 2019 Trust Loans to nine or fewer obligors during the amortization period; (v) the occurrence of an event of default under the documents governing the 2019‑1 Securitization; (vi) the downgrade of the rating of the 2019 Asset-Backed Notes by the rating agency to below “BB”; and the downgrade of the rating of the 2019 Asset-Backed Notes by the rating agency to below investment-grade and failure to cure such downgrade within 180 days of such downgrade. After a Rapid Amortization Event has occurred, subject to the priority of payment provisions under the documents governing the 2019‑1 Securitization, principal collections on the 2019 Trust Loans will be used to make accelerated payments of principal on the 2019 Asset-Backed Notes until the payment of principal balance of the 2019 Asset-Backed Notes is reduced to zero. Such an event could delay, reduce or eliminate the ability of the 2019‑1 Trust to make payments or distributions in respect of the equity interest that we indirectly hold, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

The following constitute rapid amortization events, or Rapid Amortization Events, under the documents governing the 2022-1 Securitization: (i) the aggregate outstanding principal balance of all delinquent 2022 Trust Loans exceeds twenty percent (20%) of the aggregate outstanding principal balance of the 2022 Trust Loans; (ii) the aggregate outstanding principal balance of defaulted 2022 Trust Loans plus the aggregate outstanding principal balance of all liquidated 2022 Trust Loans exceeds fifteen percent (15%) of the aggregate outstanding principal balance of the 2022 Trust Loans; (iii) the aggregate outstanding principal balance of the 2022 Asset-Backed Notes exceeds the borrowing base (which is a percentage of the outstanding principal balance of the 2022 Trust Loans less delinquent 2022 Trust Loans and 2022 Trust Loans to issuers that exceed given thresholds) for a period of sixty consecutive days; (iv) the 2022‑1 Trust’s pool of 2022 Trust Loans contains 2022 Trust Loans to nine or fewer obligors during the amortization period; or (v) the occurrence of an event of default under the documents governing the 2022‑1 Securitization. After a Rapid Amortization Event has occurred, subject to the priority of payment provisions under the documents governing the 2022‑1 Securitization, principal collections on the 2022 Trust Loans will be used to make accelerated payments of principal on the 2022 Asset-Backed Notes until the payment of principal balance of the 2022 Asset-Backed Notes is reduced to zero. Such an event could delay, reduce or eliminate the ability of the 2022‑1 Trust to make payments or distributions in respect of the equity interest that we indirectly hold, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We have certain repurchase obligations with respect to the 2019 Trust Loans and the 2022 Trust Loans transferred in connection with the 2019‑1 Securitization and the 2022-1 Securitization.

As part of the 2019‑1 Securitization, we entered into a sale and contribution agreement and a sale and servicing agreement under which we would be required to repurchase any 2019 Trust Loan (or participation interest therein) which was sold to the 2019‑1 Trust in breach of certain customary representations and warranties made by us or by the 2019 Trust Depositor with respect to such 2019 Trust Loan or the legal structure of the 2019‑1 Securitization. To the extent that there is such a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the Trustee may, on behalf of the 2019‑1 Trust, bring an action against us to enforce these repurchase obligations.

As part of the 2022‑1 Securitization, we entered into a sale and contribution agreement and a sale and servicing agreement under which we would be required to repurchase any 2022 Trust Loan (or participation interest therein) which was sold to the 2022‑1 Trust in breach of certain customary representations and warranties made by us or by the 2022 Trust Depositor with respect to such 2022 Trust Loan or the legal structure of the 2022‑1 Securitization. To the extent that there is such a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the Trustee may, on behalf of the 2022‑1 Trust, bring an action against us to enforce these repurchase obligations.

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

Any default under the agreements governing our indebtedness, including a default under the Credit Facilities, the 2019‑1 Securitization or the 2022-1 Securitization, or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our Debt Securities and substantially decrease the market value of our Debt Securities. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facilities, the 2019‑1 Securitization or the 2022-1 Securitization or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under theCredit Facilities, the 2019‑1 Securitization or the 2022-1 Securitization or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facilities, the 2019‑1 Securitization or the 2022-1 Securitization or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facilities, the 2019‑1 Securitization or the 2022-1 Securitization, could proceed against the collateral securing the debt. Because the Credit Facilities, the 2019‑1 Securitization or the 2022-1 Securitization have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

General Risk Factors

General economic conditions could adversely affect the performance of our investments.

We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments. In addition, the outbreak of COVID-19 in many countries, along with more recent COVID-19 variants, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19, or any future pandemics that may arise, which may have a continued adverse impact on economic and market conditions.

Certain of our portfolio companies may be affected by global conflict. In particular, on February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date hereof, the countries remain in active armed conflict. Around the same time, the U.S., the U.K., the E.U., and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus, as well as a number of Russian Oligarchs. The U.S. or other countries could also institute broader sanctions on Russia and others supporting Russia’s economy or military efforts. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of the Company’s portfolio companies. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to the Company and its portfolio companies and operations, and the ability of the Company to achieve its investment objectives. Similar risks will exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas. Sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loan investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.

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

Price declines in the U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

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

We are subject to risks associated with an uncertain interest rate environment that may affect our cost of capital and net investment income.

While interest rates have reached their highest levels in the recent past, it is uncertain when and at what pace interest rates will decline.

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

In the current high interest rate environment, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults on our investments in such portfolio companies. In addition, increasing payment obligations under floating rate loans may cause borrowers to refinance or otherwise repay our loans earlier than they otherwise would, requiring us to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

As of the date of this filing, nearly all of our floating rate investments are linked to the prime rate. We expect that substantially all of our future floating rate investments will be linked to the prime rate. We may need to renegotiate any credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR terms as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations.

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

Item 4.         Mine Safety Disclosures

Not applicable

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock

Our common stock is traded on Nasdaq, under the symbol “HRZN”. The last reported price for our common stock on February 27, 2023 was $12.62 per share, which represented a 10% premium to NAV per share. As of February 27, 2023 we had 21 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2022, 2021 and 2020.

Issuer Purchases of Equity Securities

On April 29, 2022, our Board extended a previously authorized stock repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. Unless extended by our Board, the repurchase program will expire on the earlier of June 30, 2023 and the repurchase of $5.0 million of common stock. During the quarter ended December 31, 2022, we did not repurchase any shares of our common stock. During the years ended December 31, 2022, 2021 and 2020, we did not repurchase any shares of our common stock. From the inception of the stock repurchase program through December 31, 2022, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

In addition, in order to be eligible for the special tax treatment accorded to RICs and to avoid the imposition of corporate level tax on the income and gains we distribute to our stockholders, each tax year we are required under the Code to distribute as dividends of an amount generally at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid to our stockholders. We refer to such amount as the Annual Distribution Requirement in this annual report on Form 10‑K. Additionally, we must distribute, in respect of each calendar year, dividends of an amount generally at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income or capital gain net income for preceding years that was not distributed during such years and on which we previously did not incur any U.S. federal income tax in order to avoid the imposition of a 4% U.S. federal excise tax. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the MVIS U.S. Business Development Companies Index, for the period from December 31, 2017 through December 31, 2022. The graph assumes that, on December 31, 2017, a person invested $100 in each of our common stock, the S&P 500 Index and the MVIS U.S. Business Development Companies Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of our annual report on Form 10‑K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

HRZN Indexed Price Performance
250
225
200
175
150
125
100
75
50
25
0
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
HRZN
S&P 500
MVIS US Business Development Companies

Fees and expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever a reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses is made, stockholders will indirectly bear such fees or expenses as investors in the Company.

Stockholder Transaction Expenses	—%	(1)
Sales Load (as a percentage of offering price)	—%
Offering Expenses (as a percentage of offering price)	—	(2)
Dividend Reinvestment Plan Fees	—%
Total Stockholder Transaction Expenses (as a percentage of offering price)
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(3)
Base Management Fee	4.30%	(4)
Incentive Fee Payable Under the Investment Management Agreement	4.87%	(5)
Interest Payments on Borrowed Funds	8.96%	(6)
Other Expenses (estimated for the current fiscal year)	1.90%	(7)
Acquired Fund Fees and Expenses	0.00%	(8)
Total Annual Expenses (estimated)	20.03%	(4)(9)

(1)	Represents the underwriting discounts and commissions with respect to the shares sold by us.

(2)	The expenses associated with the DRIP are included in “Other Expenses” in the table. See “Dividend Reinvestment Plan” in the accompanying prospectus.

(3)

Net Assets Attributable to Common Stock equals estimated average net assets for the current fiscal year and is based on our net assets at December 31, 2022 and includes the net proceeds of the offering estimated to be received by the Company.

(4)

Our base management fee under the Investment Management Agreement is based on our gross assets, less cash and cash equivalents, which includes assets acquired using leverage, including any leverage disclosed in the accompanying prospectus, and is payable monthly in arrears. The management fee referenced in the table above is based on our gross assets, less cash and cash equivalents, of $736.3 million as of December 31, 2022 and includes net proceeds of the offering, after the net proceeds have been invested in portfolio companies, and $120 million of assets estimated to be acquired in the current fiscal year using leverage. See “Investment Management and Administration Agreements - Investment Management Agreement” in the accompanying prospectus.

(5)	Our incentive fee payable under the Investment Management Agreement consists of two parts:

The first part, which is payable quarterly in arrears, subject to a Fee Cap and Deferral Mechanism, equals 20% of the excess, if any, of our Pre-Incentive Fee Net Investment Income over a 1.75% quarterly (7% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our Advisor receives no incentive fee until our net investment income equals the hurdle rate of 1.75% but then receives, as a “catch-up,” 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, our Advisor will receive 20% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. The first part of the incentive fee is computed and paid on income that may include interest that is accrued but not yet received in cash.

The second part of the incentive fee equals 20% of our Incentive Fee Capital Gains, if any. Incentive Fee Capital Gains are our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The second part of the incentive fee is payable, in arrears, at the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date). For a more detailed discussion of the calculation of this fee, see “Investment Management and Administration Agreements — Investment Management Agreement” in the accompanying prospectus.

The incentive payable to our Advisor represents our estimated annual expense incurred under the first part of the incentive fee payable under the Investment Management Agreement over the next twelve months. As of December 31, 2022, our cumulative realized capital gains and unrealized capital appreciation did not exceed our cumulative realized capital losses and unrealized capital depreciation. Given our strategy of investing primarily in Venture Loans, which are fixed-income assets, we believe it is unlikely that our cumulative realized capital gains and unrealized capital appreciation will exceed our cumulative realized capital losses and unrealized capital depreciation in the next twelve months. Consequently, we do not expect to incur any Incentive Fee Capital Gains during the next twelve months. As we cannot predict the occurrence of any capital gains from the portfolio, we have assumed no Incentive Fee Capital Gains.

(6)

Interest payments on borrowed funds represent our estimated annual interest payments on borrowed funds based on current debt levels as adjusted for projected increases in debt levels over the next twelve months. We may issue additional debt securities pursuant to the registration statement of which this prospectus supplement forms a part. In the event we were to issue additional debt securities, our borrowing costs, and correspondingly our total annual expenses, including, in the case of such preferred stock, our base management fee as a percentage of our net assets attributable to common stock, would increase.

(7)

“Other Expenses” includes our overhead expenses, including payments under the Administration Agreement, based on our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement. See “Investment Management and Administration Agreements — Administration Agreement” in the accompanying prospectus. “Other expenses” also includes the ongoing administrative expenses to the independent accountants and legal counsel of the Company and compensation of independent directors.

(8)

Amount reflects our estimated expenses of the temporary investment of offering proceeds in money market funds pending our investment of such proceeds in portfolio companies in accordance with the investment objective and strategies described in this prospectus supplement and the accompanying prospectus.

(9)

“Total Annual Expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total Annual Expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness and after taking into account any incentive fees payable during the period), rather than the total assets, including assets that have been funded with borrowed monies.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown. In calculating the following expense amounts, we have assumed that our annual operating expenses remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$185.25	$476.40	$686.61	$990.72

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or lesser than those shown.

While the example assumes, as required by the applicable rules of the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Management Agreement is unlikely to be significant assuming a 5% annual return and is not included in the example. This illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our distributions to our common stockholders and our expenses would likely be higher. If the 5% annual return were derived entirely from capital gains, you would pay expenses on a $1,000 investment of $152.58, $408.56, $610.60 and $948.51 over periods of one year, three years, five years and ten years, respectively. See “Investment Management and Administration Agreements — Investment Management Agreement — Examples of Incentive Fee Calculation” in the accompanying prospectus for additional information regarding the calculation of incentive fees.

In addition, while the example assumes reinvestment of all dividends and other distributions at net asset value, or NAV participants in our DRIP receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution. This price may be at, above or below NAV. See “Dividend Reinvestment Plan” in the accompanying prospectus for additional information regarding our DRIP.

Item 6.         [Reserved]

Not applicable.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10‑K.

Forward-looking statements

This annual report on Form 10‑K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10‑K involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing debt investments, warrants and other investments;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	general economic and political trends and other external factors, including continuing supply chain disruptions, increased inflation and a general slowdown in economic activity;

●	the relative and absolute investment performance and operations of our Advisor;

●	the impact of increased competition;

●	the impact of investments we intend to make and future acquisitions and divestitures;

●	the unfavorable resolution of legal proceedings;

●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the COVID-19 pandemic;

●	turmoil in Ukraine and Russia and the potential for volatility in energy prices and its impact on the industries in which we invest;

●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

●	our regulatory structure and tax status;

●	changes in the general interest rate environment;

●	our ability to qualify and maintain qualification as a RIC and as a BDC;

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

●	the ability of our portfolio companies to achieve their objective;

●	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;

●	our contractual arrangements and relationships with third parties;

●	our ability to access capital and any future financings by us;

●	our use of financial leverage;

●	the ability of our Advisor to attract and retain highly talented professionals;

●	the impact of changes to tax legislation and, generally, our tax position; and

●	our ability to fund unfunded commitments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Item 1A – Risk Factors” and elsewhere in our annual report on Form 10‑K.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this annual report on Form 10‑K, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including periodic reports on Form 10‑Q and current reports on Form 8‑K.

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act and Sections 21E(b)(2)(B) and (D) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this annual report on Form 10‑K or any quarterly reports we file under the Exchange Act.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively "Senior Term Loans." Some of our debt investments may also be subordinated to term debt provided by third parties. As of December 31, 2022, 90.2% , or $619.5 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	60	$686,458	95.3%	45	$437,317	95.5%
Warrants	90	29,712	4.1	73	20,200	4.3
Other investments	2	1,300	0.2	2	200	0.1
Equity	8	2,556	0.4	3	358	0.1
Total		$720,026	100.0%		$458,075	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2022 and 2021:

	For the year ended
	December 31,
	2022	2021

Beginning portfolio	$458,075	$352,545
New debt investments	452,603	344,445
Less refinanced debt balances	(30,625)	—
Net new debt investments	421,978	344,445
Principal payments received on investments	(15,716)	(13,474)
Early pay-offs and principal paydowns	(80,155)	(174,536)
Accretion of debt investment fees	5,684	4,556
New debt investment fees	(5,290)	(3,261)
Proceeds from sale of investments	(49,964)	(52,954)
Net loss on investments	(9,127)	(2,451)
Net unrealized (depreciation) appreciation on investments	(5,459)	3,205
Ending portfolio	$720,026	$458,075

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$189,729	27.6%	$106,809	24.4%
Medical Device	127,839	18.6	82,860	18.9
Technology
Communications	22,671	3.3	22,576	5.2
Consumer-Related	108,226	15.8	90,678	20.8
Networking	11,467	1.7	17,026	3.9
Software	117,002	17.0	58,994	13.5
Sustainability
Other Sustainability	83,705	12.2	46,092	10.5
Healthcare Information and Services
Diagnostics	9,804	1.4	12,282	2.8
Other Healthcare	2,500	0.4	—	—
Software	13,515	2.0	—	—
Total	$686,458	100.0%	$437,317	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost and fair value represented 23% and 26% of total debt investments outstanding as of December 31, 2022 and 2021, respectively. No single debt investment represented more than 10% of our total debt investments as of December 31, 2022 or 2021.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2022 and 2021, our debt investments had a weighted average credit rating of 3.1 and 3.2, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2022 and 2021:

			%			%
	December 31, 2022			December 31, 2021
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	8	$93,832	13.7%	9	$104,863	24.0%
3	47	557,554	81.2	34	322,084	73.6
2	2	26,822	3.9	1	3,470	0.8
1	3	8,250	1.2	1	6,900	1.6
Total	60	$686,458	100.0%	45	$437,317	100.0%

As of December 31, 2022, there were three debt investments with an internal credit rating of 1, with an aggregate cost of $20.9 million and an aggregate fair value of $8.3 million. As of December 31, 2021, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $11.5 million and an aggregate fair value of $6.9 million.

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

The following table shows consolidated results of operations for the years ended December 31, 2022, 2021 and 2020:

	For the year ended
	December 31,
	2022	2021	2020
	(In thousands)
Total investment income	$79,191	$60,015	$46,035
Total expenses	42,289	31,394	25,064
Net investment income before excise tax	36,902	28,621	20,971
Provision for excise tax	715	401	222
Net investment income	36,187	28,220	20,749
Net realized loss	(9,484)	(3,643)	(14,698)
Net unrealized (depreciation) appreciation on investments	(5,552)	3,205	313
Net increase in net assets resulting from operations	$21,151	$27,782	$6,364
Average debt investments, at fair value	$550,403	$381,483	$313,478
Average gross assets less cash	$597,864	$413,552	$341,154
Average borrowings outstanding	$338,676	$225,746	$174,876

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $19.2 million, or 32.0%, to $79.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For the year ended December 31, 2022, total investment income consisted primarily of $77.4 million in interest income from investments, which included $15.3 million in income from the accretion of origination fees and ETPs and $1.8 million in fee income. Interest income on debt investments increased by $23.0 million, or 42.2%, to $77.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Interest income on investments for the year ended December 31, 2022 as compared to the year ended December 31, 2021 increased primarily due to an increase of $168.9 million, or 44.3%, in the average size of our debt investment portfolio, offset by interest income received from the settlement of a debt investment previously on nonaccrual status collected during the year ended December 31, 2021. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $3.8 million, or 67.4%, to $1.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a lower aggregate amount of principal prepayments for the year ended December 31, 2022.

Total investment income increased by $14.0 million, or 30.4%, to $60.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For the year ended December 31, 2021, total investment income consisted primarily of $54.4 million in interest income from investments, which included $13.9 million in income from the accretion of origination fees and ETPs and $5.6 million in fee income. Interest income on debt investments increased by $12.2 million, or 29.0%, to $54.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Interest income on investments for the year ended December 31, 2021 as compared to the year ended December 31, 2020 increased primarily due to an increase of $68.0 million, or 21.7%, in the average size of our debt investment portfolio. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $1.9 million, or 50.4%, to $5.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a larger aggregate amount of principal payments for the year ended December 31, 2021.

The following table shows our dollar-weighted annualized yield for the years ended December 31, 2022, 2021 and 2020:

	For the year ended
	December 31,
Investment type:	2022	2021	2020
Debt investments(1)	14.4%	15.7%	14.6	%(2)
Equity interest in HSLFI and debt investments(1)	—	—	14.5	%(3)
All investments(1)	13.8%	15.0%	13.9	%(4)

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost and fair value in the aggregate accounted for 15%, 17% and 23% of investment income for the years ended December 31, 2022, 2021 and 2020, respectively.

Expenses

Total expenses increased by $10.9 million, or 34.7%, to $42.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Total expenses increased by $6.3 million, or 25.3%, to $31.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $7.2 million, or 59.6%, to $19.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $112.9 million, or 50.0%, and an increase in our effective cost of debt for the year ended December 31, 2022 compared to the year ended December 31, 2021. Interest expense increased by $2.4 million, or 24.4%, to $12.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Interest expense, which includes the amortization of debt issuance costs, primarily due to an increase in average borrowings of $50.9 million, or 29.1%, offset by a reduction in our effective cost of debt for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Base management fee expense increased by $2.9 million, or 38.7%, to $10.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Base management fee expense increased primarily due to an increase of $184.3 million, or 44.6%, in average gross assets less cash for the year ended December 31, 2022 as compared to the year ended December 31, 2021, partially offset by the lower management fee earned on gross assets less cash in excess of $250 million. Base management fee expense increased by $1.2 million, or 17.9%, to $7.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Base management fee expense increased primarily due to an increase of $72.4 million, or 21.2%, in average gross assets less cash for the year ended December 31, 2021 as compared to the year ended December 31, 2020, partially offset by the lower management fee earned on gross assets less cash in excess of $250 million.

Performance based incentive fee expense increased by $0.7 million, or 9.8%, to $7.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was due to an increase of $8.6 million, or 24.5%, in Pre-Incentive Fee Net Investment Income offset by an Incentive Fee Cap calculated based on the incentive fee cap and deferral mechanism in our Investment Management Agreement of $1.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The Incentive Fee Cap and Deferral Mechanism resulted in $1.0 million of reduced incentive fee expense and increased net investment income for the year ended December 31, 2022. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2022 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters. Performance based incentive fee expense increased by $1.9 million, or 36.0%, to $7.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was due to an increase of $9.3 million, or 36.0%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2021 compared to the year ended December 31, 2020.

In 2022 and 2021, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2022 and 2021, we elected to carry forward taxable income in excess of current year distributions of $18.8 million and $10.8 million, respectively. At December 31, 2022 and 2021, excise tax payable of $0.7 million and $0.4 million, respectively, was recorded.

Administrative fee expense, professional fees and general and administrative expenses were $4.8 million, $4.7 million and $3.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

During the year ended December 31, 2022, we realized net losses on investments totaling $9.5 million primarily due to the settlement of one of our debt investments and the settlement of one of our other investments. During the year ended December 31, 2021, we realized net losses totaling $3.6 million primarily due to the realized loss on the settlement of three of our debt investments partially offset by 1) the realized gain from the consideration we received from the termination of warrants upon the initial public offering of one portfolio company and 2) the realized gain from the consideration we received from exercise and sale of five of our warrant investments. During the same period, we elected to exercise our option to redeem, in full, our 2022 Notes at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of $0.4 million.

During the year ended December 31, 2022, we recorded net unrealized depreciation on investments totaling $5.6 million which was primarily due to the unrealized depreciation on three of our debt investments partially offset by (1) the unrealized appreciation on our warrant investments and (2) the reversal of previously recorded unrealized depreciation from the settlement of one our debt investments and the settlement of one of our other investments. During the year ended December 31, 2021, we recorded net unrealized appreciation on investments totaling $3.2 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of three of our debt investments and (2) the unrealized appreciation on our warrant investments partially offset by the unrealized depreciation on one of our equity investments and the unrealized depreciation on one of our debt investments.

Liquidity and capital resources

As of December 31, 2022 and 2021, we had cash and investments in money market funds of $27.7 million and $45.9 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2022 and 2021, we had $2.8 million and $1.4 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2019 Asset-Backed Notes, 2022 Asset-Backed Notes or our NYL Facility. Our primary sources of capital have been from our public and private equity offerings, use of our Credit Facilities and issuance of our public debt offerings.

On July 30, 2020, we entered into an At-The-Market (“ATM”) sales agreement (the “2020 Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., (each a “Sales Agent” and, collectively, the “Sales Agents”). The 2020 Equity Distribution Agreement provided that we may offer and sell shares of common stock from time to time through the Sales Agents representing up to $100.0 million worth of our common stock, in amounts and at times to be determined by us.

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

During the year ended December 31, 2022, we sold 3,982,684 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $50.3 million, including $1.0 million of offering expenses, from these sales. During the year ended December 31, 2021, we sold 1,907,234 shares of common stock under the 2020 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $30.1 million, including $0.8 million of offering expenses, from these sales.

On April 29, 2022, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2023 or the repurchase of $5.0 million of our common stock. During the years ended December 31, 2022, 2021 and 2020, we did not make any repurchases of our common stock. From the inception of the stock repurchase program in 2015 through December 31, 2022, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At December 31, 2022 and 2021, the outstanding principal balance under the Key Facility was $5.0 million and $53.5 million, respectively. As of December 31, 2022 and 2021, we had borrowing capacity under the Key Facility of $120.0 million and $71.5 million, respectively. At December 31, 2022 and 2021, $40.2 million and $19.8 million, respectively, was available, subject to existing terms and advance rates.

At December 31, 2022 and 2021, the outstanding principal balance under the NYL Facility was $176.8 million and $78.8 million, respectively. As of December 31, 2022 and 2021, we had borrowing capacity under the NYL Facility of $23.2 million and $21.2 million, respectively. At December 31, 2022 and 2021, $23.2 million and $5.7 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $246.3 million for the year ended December 31, 2022, and our financing activities provided cash of $229.5 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the completion of the 2027 Notes, the completion of our 2022 Asset-Backed Notes, advances on our Credit Facilities, the sale of shares through our ATM for net proceeds of $50.3 million, after deducting underwriting commission and discounts and other offering expenses and the completion of a follow-on public offering of 2.5 million shares of common stock for net proceeds of $34.3 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by the use of cash to repay a portion the outstanding principal under our Key Facility, to repay our 2019 Asset-Backed Notes, and to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$125,000	$5,000	$120,000	$125,000	$53,500	$71,500
NYL Facility	200,000	176,750	23,250	100,000	78,750	21,250
2019 Asset-Backed Notes	42,573	42,573	—	70,500	70,500	—
2022 Asset-Backed Notes	100,000	100,000	—	—	—	—
2027 Notes	57,500	57,500	—	—	—	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	582,573	439,323	143,250	353,000	260,250	92,750
Unamortized debt issuance costs attributable to term borrowings	—	(5,245)	—	—	(2,637)	—
Total borrowings outstanding, net	$582,573	$434,078	$143,250	$353,000	$257,613	$92,750

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 7.50% and 3.25% as of December 31, 2022 and 2021, respectively. The interest rates in effect were 7.75% and 4.25% as of December 31, 2022 and 2021. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. On June 22, 2021, we amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which we may request advances under the Key Facility (or the “Revolving Period”) to June 22, 2024. The Key Facility is collateralized by debt investments held by Credit II and permits an advance rate of up to sixty percent (60%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed sixty percent (60%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. The maturity of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable, is on June 22, 2026.

NYL Facility

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

On February 25, 2022, we amended the NYL Facility, increasing the commitment by $100 million to enable our wholly-owned subsidiary to issue up to $200 million of secured notes. The amendment to the facility extends the investment period to June 2023 and the maturity date to June 2028. In addition, the amendment, among other things, reduces the applicable margin used to calculate the credit facility’s interest rate on our borrowings above $100 million. Such borrowings will be priced at the three-year USD mid-market swap rate plus 3.00%.

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At December 31, 2022 and 2021, there were approximately $1.0 million and $0.5 million, respectively, of restricted investments.

 There were $176.8 million and $78.8 million in notes issued to the NYL Noteholders as of December 31, 2022 and 2021, respectively, at an interest rate of 5.57% and 4.62%, respectively. As of December 31, 2022 and 2021, we had borrowing capacity under the NYL Facility of $23.2 million and $21.2 million, respectively. At December 31, 2022 and 2021, $23.2 million and $5.7 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Securitizations

2019 Asset-Backed Notes

On August 13, 2019, the 2019 Asset-Backed Notes were issued by the 2019‑1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among us and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. Interest on the 2019 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The 2019 Asset-Backed Notes had a two-year reinvestment period and a stated maturity of September 15, 2027. The 2019 Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC on August 13, 2019. There has been no change in the rating since August 13, 2019.

At December 31, 2022, and 2021, the 2019 Asset-Backed Notes had an outstanding principal balance of $42.6 million and $70.5 million, respectively.

Under the terms of the 2019 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2019 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2019 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2022 and 2021, there were approximately $0.6 million and $0.9 million, respectively, of restricted investments.

2022 Asset-Backed Notes

On November 9, 2022, the 2022 Asset-Backed Notes were issued by the 2022‑1 Trust pursuant to a note purchase agreement, dated as of November 9, 2022, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. Interest on the 2022 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 7.56% per annum. The 2022 Asset-Backed Notes have a two-year reinvestment period and a stated maturity of November 15, 2030. The 2022 Asset-Backed Notes were rated A by Morningstar Credit Ratings, LLC on November 9, 2022. There has been no change in the rating since November 9, 2022.

As of December 31, 2022, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2022, there were approximately $1.2 million of restricted investments.

Unsecured Notes

2022 Notes

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

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (or the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2022, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $7.5 million of such notes, or collectively, the 2027 Notes. The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2022, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Other assets

As of December 31, 2022 and 2021, other assets were $2.8 million and $2.5 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2022:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$439,323	$13,211	$234,714	$191,398	$—
Unfunded commitments	190,000	152,500	37,500	—	—
Incentive fee deferral	1,037	—	1,037	—	—
Total	$630,360	$165,711	$273,251	$191,398	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2022, we had such unfunded commitments of $190.0 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund such unfunded commitments. As of December 31, 2022, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, the Company will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to the Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the year ended December 31, 2022, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $1.0 million of incentive fee which may become subject to payment up to three years after the date of deferment.

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

Related party transactions

We have entered into the Investment Management Agreement with the Advisor. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by the Advisor and supervised by the Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay the Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2022, 2021 and 2020, the Advisor earned $18.3 million, $14.7 million and $11.6 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Principals LLC, f/k/a Horizon Technology Finance, LLC (“HTF Principals”) owns more than seventy percent (70%) of the Advisor. Our Chief Executive Officer, Robert D. Pomeroy, Jr. and our President, Gerald A. Michaud own one hundred percent (100%) of HTF Principals. By virtue of their ownership interest in HTF Principals, Mr. Pomeroy and Mr. Michaud control our Advisor.

We have also entered into the Administration Agreement with the Advisor. Under the Administration Agreement, we have agreed to reimburse the Advisor for our allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement the Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the years ended December 31, 2022, 2021 and 2020, the Advisor earned $1.7 million, $1.3 million and $1.0 million, respectively, pursuant to the Administration Agreement.

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

Valuation of investments

Investments are recorded at fair value. Prior to July 30, 2022, the Board determined the fair value of our investments. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, on July 29, 2022, the Board designated the Advisor as our “valuation designee.” The Board is responsible for oversight of the valuation designee. The valuation designee has established a Valuation Committee to determine in good faith the fair value of our investments, based on input of our Advisor’s management and personnel and independent valuation firms which are engaged at the direction of the Valuation Committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation at least once during a trailing twelve-month period. The Valuation Committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with at least 25% (based on fair value) of our valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm. We apply fair value to substantially all of our investments in accordance with Topic 820, Fair Value Measurement, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification as amended, or ASC, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use in pricing the financial instrument at the measurement date.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the year ended December 31, 2022, we did not recognize any interest income from debt investments on non-accrual status. For the year ended December 31, 2021, we recognized as interest income interest payments of $1.3 million received from two portfolio companies whose debt investments were on non-accrual status. For the year ended December 31, 2020, we recognized as interest income interest payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services – Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2022 and 2021.

Recently adopted accounting pronouncement

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. As of December 31, 2022, we adopted ASU 2020-04, and such adoption did not have an impact on our consolidated financial statements and disclosures.

Recently issued accounting pronouncement

In June 2022, the FASB issues Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. The amendments in ASU 2022-03 are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We are currently assessing the impact of ASU 2022-03 on our consolidated financial statement.

Recent developments

In January 2023, we sold 555,654 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $6.6 million, including $0.1 million of offering expenses, from these sales.

On January 24, 2023, pursuant to the terms of an Asset Purchase Agreement dated August 18, 2022 by and between HESP LLC, our wholly-owned subsidiary (“HESP”) and Cadrenal Therapeutics, Inc. (“CVKD”), HESP received 600,000 shares of common stock of CVKD upon CVKD’s completion of its initial public offering.

On February 1, 2023, Canary Medical Inc. prepaid its outstanding principal balance of $7.5 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in Canary Medical Inc.

On February 3, 2023, Unagi Inc. (“Unagi”) prepaid $3.2 million of the outstanding principal of its venture loan. The current outstanding principal balance of the Unagi’s venture loan as of the date hereof is $2.1 million. We and Unagi also amended the terms of the venture loan to, among other things, provide for payment in kind (PIK) interest and extend the maturity date of the outstanding principal balance of the loan.

On February 14, 2023, Embody, Inc. prepaid its outstanding principal balance of $2.5 million on its venture loan, plus interest and exit payment.

On February 20, 2023, our Board unanimously approved a new investment advisory agreement with our Advisor, substantially similar to the existing Investment Management Agreement, subject to stockholder approval and the closing of the sale of our Advisor to an affiliate of Monroe Capital LLC (the “Transaction”). We do not anticipate the Transaction will substantially or adversely affect us. It is anticipated that all of the officers and investment professionals at our Advisor will remain at our Advisor and that our Advisor and we will maintain our venture lending-focused investment strategy.

On February 24, 2023, we funded a $5.0 million debt investment to an existing portfolio company, BriteCore Holdings, LLC.

On February 24, 2023, we funded a $20.0 million debt investment to a new portfolio company, Noodle Partners, Inc.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2022 and 2021, 100% of the outstanding principal amount of our debt investments bore interest at floating rates. New commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our December 31, 2022 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at December 31, 2022, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$19,590	$152	$19,438
Up 200 basis points	$13,147	$101	$13,046
Up 100 basis points	$6,638	$51	$6,587
Down 300 basis points	$(18,219)	$(152)	$(18,067)
Down 200 basis points	$(12,790)	$(101)	$(12,689)
Down 100 basis points	$(6,360)	$(51)	$(6,309)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income.

While our 2027 Notes, our 2026 Notes, our 2019 Asset-Backed Notes and our 2022 Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to a floor of 0.25% per annum, based on a prime rate index which resets monthly and the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 31, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Horizon Technology Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Horizon Technology Finance Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodians, brokers or the underlying investee, or by other appropriate auditing procedures where replies from custodians, brokers or the underlying investee were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 investments

The fair value of the Company’s Level 3 investments was $716.3 million as of December 31, 2022.

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

With the assistance of our internal valuation specialists, we evaluated the reasonableness of the hypothetical market yields and stock price volatilities used by the Company by comparing to market data for comparable companies.

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

Hartford, Connecticut
February 28, 2023

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $721,248 and $452,387, respectively)	$720,026	$458,075
Controlled affiliate investments at fair value (cost of $0 and $1,450, respectively) (Note 5)	—	—
Total investments at fair value (cost of $721,248 and $453,837, respectively) (Note 4)	720,026	458,075
Cash	20,612	38,054
Investments in money market funds	7,066	7,868
Restricted investments in money market funds	2,788	1,359
Interest receivable	13,573	6,154
Other assets	2,761	2,450
Total assets	$766,826	$513,960

Liabilities
Borrowings (Note 7)	$434,078	$257,613
Distributions payable	9,159	6,365
Base management fee payable (Note 3)	1,065	706
Incentive fee payable (Note 3)	1,392	2,015
Other accrued expenses	2,684	1,926
Total liabilities	448,378	268,625

Commitments and contingencies (Notes 3, 8 and 9)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 27,920,838 and 21,384,925 shares issued and 27,753,373 and 21,217,460 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	29	22
Paid-in capital in excess of par	385,921	301,359
Distributable earnings	(67,502)	(56,046)
Total net assets	318,448	245,335
Total liabilities and net assets	$766,826	$513,960
Net asset value per common share	$11.47	$11.56

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Investment income
Interest income on investments
Interest income on non-affiliate investments	$77,366	$54,159	$41,503
Interest income on affiliate investments	—	252	689
Total interest income on investments	77,366	54,411	42,192
Fee income
Prepayment fee income on non-affiliate investments	1,568	4,111	2,345
Fee income on non-affiliate investments	257	1,481	1,335
Fee income on affiliate investments	—	12	45
Total fee income	1,825	5,604	3,725
Dividend income
Dividend income on controlled affiliate investments	—	—	118
Total dividend income	—	—	118
Total investment income	79,191	60,015	46,035
Expenses
Interest expense	19,202	12,034	9,673
Base management fee (Note 3)	10,566	7,617	6,458
Performance based incentive fee (Note 3)	7,745	7,055	5,187
Administrative fee (Note 3)	1,667	1,285	1,016
Professional fees	1,650	1,892	1,540
General and administrative	1,459	1,511	1,190
Total expenses	42,289	31,394	25,064
Net investment income before excise tax	36,902	28,621	20,971
Provision for excise tax	715	401	222
Net investment income	36,187	28,220	20,749
Net realized and unrealized loss
Net realized loss on non-affiliate investments	(8,364)	(2,858)	(14,686)
Net realized gain (loss) on non-controlled affiliate investments	30	(390)	—
Net realized loss on controlled affiliate investments	(1,150)	—	(12)
Net realized loss on investments	(9,484)	(3,248)	(14,698)
Net realized loss on extinguishment of debt	—	(395)	—
Net realized loss	(9,484)	(3,643)	(14,698)
Net unrealized (depreciation) appreciation on non-affiliate investments	(7,002)	5,503	1,585
Net unrealized depreciation on non-controlled affiliate investments	—	(848)	(1,014)
Net unrealized appreciation (depreciation) on controlled affiliate investments	1,450	(1,450)	(258)
Net unrealized (depreciation) appreciation on investments	(5,552)	3,205	313
Net realized and unrealized loss	(15,036)	(438)	(14,385)
Net increase in net assets resulting from operations	$21,151	$27,782	$6,364
Net investment income per common share	$1.46	$1.41	$1.18
Net increase in net assets resulting from operations per common share	$0.86	$1.39	$0.36
Distributions declared per share	$1.28	$1.25	$1.25
Weighted average shares outstanding	24,726,079	20,027,420	17,534,528

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2019	15,563,290	$16	$226,660	$(42,621)	$184,055
Issuance of common stock, net of offering costs	3,702,500	3	44,608	—	44,611
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	20,749	20,749
Net realized loss on investments	—	—	—	(14,698)	(14,698)
Net unrealized appreciation on investments	—	—	—	313	313
Issuance of common stock under dividend reinvestment plan	20,566	—	241	—	241
Distributions declared	—	—	—	(22,674)	(22,674)
Reclassification of permanent tax differences (Note 2)	—	—	(222)	222	—
Balance at December 31, 2020	19,286,356	19	271,287	(58,709)	212,597
Issuance of common stock, net of offering costs	1,907,234	3	30,083	—	30,086
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	28,220	28,220
Net realized loss on investments	—	—	—	(3,248)	(3,248)
Net realized loss on extinguishment of debt	—	—	—	(395)	(395)
Net unrealized appreciation on investments	—	—	—	3,205	3,205
Issuance of common stock under dividend reinvestment plan	23,870	—	390	—	390
Distributions declared	—	—	—	(25,520)	(25,520)
Reclassification of permanent tax differences (Note 2)	—	—	(401)	401	—
Balance at December 31, 2021	21,217,460	22	301,359	(56,046)	245,335
Issuance of common stock, net of offering costs	6,482,684	7	84,596	—	84,603
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	36,187	36,187
Net realized loss on investments	—	—	—	(9,484)	(9,484)
Net unrealized depreciation on investments	—	—	—	(5,552)	(5,552)
Issuance of common stock under dividend reinvestment plan	53,229	—	681	—	681
Distributions declared	—	—	—	(33,322)	(33,322)
Reclassification of permanent tax differences (Note 2)	—	—	(715)	715	—
Balance at December 31, 2022	27,753,373	$29	$385,921	$(67,502)	$318,448

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$21,151	$27,782	$6,364
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	1,604	1,091	1,018
Net realized loss on investments	9,484	3,248	14,698
Net realized loss on extinguishment of debt	—	395	—
Net unrealized depreciation (appreciation) on investments	5,552	(3,205)	(313)
Purchase of investments	(421,978)	(344,445)	(198,561)
Principal payments received on investments	95,871	188,010	146,258
Proceeds from sale of investments	49,964	52,954	8,335
Dividends from controlled affiliate investment	—	—	(118)
Equity received in settlement of fee income	—	—	(45)
Warrants received in settlement of fee income	—	—	(978)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(3,417)	(173)	887
Increase in end-of-term payments	(4,452)	(1,652)	(1,066)
Decrease in unearned income	(394)	(1,295)	(1,408)
Increase in other assets	(156)	(394)	(189)
Increase in other accrued expenses	758	509	430
Increase in base management fee payable	359	143	44
(Decrease) increase in incentive fee payable	(623)	1,040	(638)
Net cash used in operating activities	(246,277)	(75,992)	(25,282)
Cash flows from financing activities:
Proceeds from issuance of 2027 Notes	57,500	—	—
Proceeds from issuance of 2026 Notes	—	57,500	—
Proceeds from 2022 Asset-Backed Notes	100,000	—	—
Repayment of 2019 Asset-Backed Notes	(27,930)	(29,500)	—
Repayment of 2022 Notes	—	(37,375)	—
Proceeds from issuance of common stock, net of offering costs	84,603	30,086	44,611
Advances on Credit Facilities	199,000	127,000	80,250
Repayment of Credit Facilities	(149,500)	(45,000)	(47,000)
Debt issuance costs	(4,364)	(2,645)	(890)
Distributions paid	(29,847)	(24,551)	(21,316)
Net cash provided by financing activities	229,462	75,515	55,655
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,815)	(477)	30,373
Cash, cash equivalents and restricted cash:
Beginning of period	47,281	47,758	17,385
End of period	$30,466	$47,281	$47,758

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,028	$10,706	$8,593
Supplemental non-cash investing and financing activities:
Refinanced debt investment balances	$30,625	$—	$—
Warrant investments received and recorded as unearned income	$5,616	$3,355	$1,829
Distributions payable	$9,159	$6,365	$5,786
Acquisition of controlled affiliate investment	$—	$—	$16,498
End-of-term payments receivable	$9,690	$5,238	$4,203
Non-cash income	$6,314	$4,580	$5,124

	Year ended December 31,
	2022	2021	2020
Cash	$20,612	$38,054	$19,502
Investments in money market funds	7,066	7,868	27,199
Restricted investments in money market funds	2,788	1,359	1,057
Total cash, cash equivalents and restricted cash	$30,466	$47,281	$47,758

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 226.1% (8)
Non-Affiliate Debt Investments — 215.5% (8)
Non-Affiliate Debt Investments — Life Science — 99.7% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	$2,885	$2,853	$2,777
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	2,885	2,823	2,750
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	1,442	1,411	1,374
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	2,885	2,821	2,748
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	2,885	2,821	2,748
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	1,442	1,408	1,371
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	1,442	1,408	1,371
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,891	4,891
		Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,963	4,963
		Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,978	2,978
		Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,963	4,963
		Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,963	4,963
		Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,978	2,978
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.07%	Libor	7.90%	9.75%	-	5.00%	June 1, 2024	1,979	1,962	1,962
		Term Loan	12.07%	Libor	7.90%	9.75%	-	5.00%	June 1, 2024	1,979	1,963	1,963
		Term Loan	12.07%	Libor	7.90%	9.75%	-	5.00%	November 1, 2025	5,000	4,923	4,923
		Term Loan	12.07%	Libor	7.90%	9.75%	-	5.00%	May 1, 2026	5,000	4,912	4,912
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	10,000	9,872	9,872
		Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	15,000	14,808	14,808
		Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	6,000	5,923	5,923
		Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	6,000	5,923	5,923
		Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	4,000	3,949	3,949
		Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	4,000	3,949	3,949
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	April 1, 2025	2,500	2,476	2,476
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	July 1, 2025	2,500	2,473	2,473
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan	13.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	5,000	4,857	4,857
		Term Loan	13.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	2,500	2,430	2,430
IMV Inc. (2)(5)(12)	Biotechnology	Term Loan	13.25%	Prime	5.75%	9.00%	-	5.00%	July 1, 2025	5,000	4,946	4,946
		Term Loan	13.25%	Prime	5.75%	9.00%	-	5.00%	July 1, 2025	2,500	2,473	2,473
		Term Loan	13.25%	Prime	5.75%	9.00%	-	5.00%	January 1, 2026	5,000	4,947	4,947
		Term Loan	13.25%	Prime	5.75%	9.00%	-	5.00%	January 1, 2026	5,000	4,947	4,947
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Term Loan	12.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,077	6,077
		Term Loan	12.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,177	6,177
Native Microbials, Inc (2) (12)	Biotechnology	Term Loan	12.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	3,750	3,630	3,630
		Term Loan	12.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	2,500	2,469	2,469
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	13.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	10,000	9,701	9,701
		Term Loan	13.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,697	3,697
		Term Loan	13.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,697	3,697
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	4,667	4,597	4,597
		Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	4,667	4,597	4,597
		Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,280	2,280
		Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,280	2,280
		Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,274	2,274
		Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,274	2,274

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	13.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	5,000	4,914	4,914
		Term Loan	13.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	2,500	2,457	2,457
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	13.75%	Prime	6.25%	9.50%	-	6.00%	April 1, 2026	2,500	2,463	2,364
		Term Loan	13.75%	Prime	6.25%	9.50%	-	6.00%	April 1, 2026	2,500	2,463	2,364
Canary Medical Inc. (2)(12)	Medical Device	Term Loan	12.75%	Prime	5.75%	9.00%	-	7.00%	November 1, 2024	2,500	2,475	2,475
		Term Loan	12.75%	Prime	5.75%	9.00%	-	7.00%	November 1, 2024	2,500	2,489	2,489
		Term Loan	12.75%	Prime	5.75%	9.00%	-	7.00%	November 1, 2024	2,500	2,473	2,473
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	10.50%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	5,000	4,973	4,973
		Term Loan	10.50%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	5,000	4,973	4,973
		Term Loan	10.50%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	2,500	2,478	2,478
		Term Loan	10.50%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	2,500	2,478	2,478
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	13.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	2,500	2,466	2,466
		Term Loan	13.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	5,000	4,932	4,932
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	12.17%	Libor	8.00%	9.25%	-	10.36%	July 1, 2025	3,960	3,898	3,898
		Term Loan	12.17%	Libor	8.00%	9.25%	-	10.36%	July 1, 2025	3,960	3,898	3,898
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	5.25%	8.50%	-	20.00%	September 15, 2022	2,500	2,500	2,500
		Term Loan	12.25%	Prime	5.25%	8.50%	-	20.00%	September 15, 2022	2,500	2,500	2,500
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	12.37%	Libor	8.20%	10.00%	-	5.00%	January 1, 2024	1,625	1,610	1,610
		Term Loan	12.37%	Libor	8.20%	10.00%	-	5.00%	January 1, 2024	108	107	107
		Term Loan	12.37%	Libor	8.20%	10.00%	-	5.00%	March 1, 2024	2,000	1,983	1,983
Embody, Inc. (2)(12)	Medical Device	Term Loan	14.00%	Prime	6.50%	9.75%	-	28.00%	August 1, 2026	2,500	2,482	2,482
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	October 1, 2024	3,208	3,143	3,143
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	June 1, 2025	1,000	974	974
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,939	4,939
		Term Loan	12.00%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,939	4,939
		Term Loan	12.00%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,933	4,933
		Term Loan	12.00%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,933	4,933
		Term Loan	12.50%	Prime	5.00%	9.75%	-	4.00%	January 1, 2027	5,000	4,913	4,913
		Term Loan	12.50%	Prime	5.00%	9.75%	-	4.00%	January 1, 2027	5,000	4,913	4,913
Robin Healthcare, Inc. (2)(12)	Medical Device	Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,360	3,360
		Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,460	3,460
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	11.75%	Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,597	3,597
		Term Loan	11.75%	Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,706	3,706
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	13.50%	Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,476	2,476
		Term Loan	13.50%	Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,476	2,476
		Term Loan	13.50%	Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,476	2,476
		Term Loan	13.50%	Prime	6.50%	9.75%	-	8.00%	April 1, 2026	2,500	2,453	2,453
		Term Loan	13.50%	Prime	6.50%	9.75%	-	8.00%	May 1, 2026	2,500	2,455	2,455
Spineology, Inc. (2)(12)	Medical Device	Term Loan	14.50%	Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,966	4,966
		Term Loan	14.50%	Prime	7.00%	10.25%	-	1.00%	April 1, 2026	2,500	2,481	2,481

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,349	3,349
		Term Loan	12.25%	Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,454	3,454
Total Non-Affiliate Debt Investments — Life Science											318,172	317,568
Non-Affiliate Debt Investments — Sustainability — 26.3% (8)
Aerofarms, Inc. (2)(12)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	-	3.00%	April 1, 2026	3,750	3,699	3,699
		Term Loan	14.25%	Prime	6.75%	10.00%	-	3.00%	April 1, 2026	3,750	3,699	3,699
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Term Loan	14.50%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,371	7,371
		Term Loan	14.50%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,371	7,371
		Term Loan	14.50%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,371	7,371
		Term Loan	14.50%	Prime	7.00%	10.25%	-	2.50%	July 1, 2026	5,000	4,903	4,903
		Term Loan	14.50%	Prime	7.00%	10.25%	-	2.50%	July 1, 2026	5,000	4,903	4,903
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	-	2.75%	April 1, 2026	2,500	2,463	2,463
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.75%	April 1, 2026	5,000	4,927	4,927
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.75%	May 1, 2026	5,000	4,924	4,924
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.75%	May 1, 2026	2,500	2,462	2,462
		Term Loan	13.00%	Prime	5.50%	10.00%	-	2.75%	December 1, 2026	5,000	4,900	4,900
		Term Loan	13.00%	Prime	5.50%	10.00%	-	2.75%	December 1, 2026	2,500	2,450	2,450
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,697	3,697
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,717	3,717
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	7,500	7,424	7,424
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,712	3,712
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,712	3,712
Total Non-Affiliate Debt Investments — Sustainability											83,705	83,705
Non-Affiliate Debt Investments — Technology — 81.4% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	13.00%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,455	7,455
		Term Loan	13.00%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,455	7,455
		Term Loan	13.00%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,455	7,455
		Convertible Note	3.00%						July 1, 2023	250	250	306
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.75%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	5,000	4,966	4,966
		Term Loan	13.75%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	5,000	4,966	4,966
		Term Loan	13.75%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	3,000	2,979	2,979
		Term Loan	13.75%	Prime	6.75%	10.00%	-	3.00%	December 1, 2025	1,000	976	976
		Term Loan	13.75%	Prime	6.75%	10.00%	-	3.00%	February 1, 2026	1,000	977	977
Better Place Forests Co. (2)(12)(13)	Consumer-related Technologies	Term Loan	13.75%	Prime	6.25%	9.50%	-	1.85%	July 1, 2025	5,000	4,951	3,834
		Term Loan	13.75%	Prime	6.25%	9.50%	-	1.85%	October 1, 2025	2,500	2,474	1,916
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.75%	Prime	7.25%	10.50%	-	3.00%	May 1, 2026	3,500	3,461	3,461
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	12.75%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,500	2,482	2,482
		Term Loan	12.75%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,500	2,482	2,482

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,478	3,478
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,238	1,238
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,715	3,715
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,238	1,238
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,715	3,715
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,238	1,238
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,698	3,698
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,698	3,698
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.50%	Prime	5.00%	5.00%	-	4.00%	March 1, 2027	2,000	1,082	1,082
		Term Loan	12.50%	Prime	5.00%	5.00%	-	4.00%	March 1, 2027	3,000	1,623	1,623
		Term Loan	11.00%	Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	11.00%	Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
Interior Define, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	January 1, 2026	3,210	3,151	—
		Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	January 1, 2026	2,963	2,886	—
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.00%	Prime	6.75%	10.00%	-	-	September 1, 2027	2,500	2,588	2,279
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	14.25%	Prime	6.75%	10.00%	-	3.00%	October 1, 2025	5,000	4,954	4,954
		Term Loan	14.25%	Prime	6.75%	10.00%	-	3.00%	October 1, 2025	2,500	2,477	2,477
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	5,000	4,943	4,715
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	2,000	1,981	1,890
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	2,500	2,477	2,363
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	3,000	2,971	2,835
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	2,500	2,459	2,345
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	2,500	2,459	2,345
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	5,000	4,914	4,688
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	2,500	2,456	2,342
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	August 1, 2027	2,500	2,347	2,347
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.25%	Prime	7.25%	10.50%	-	3.00%	March 1, 2025	2,700	2,673	2,673
		Term Loan	14.25%	Prime	7.25%	10.50%	-	3.00%	March 1, 2025	2,700	2,673	2,673
		Term Loan	14.25%	Prime	7.25%	10.50%	-	3.00%	September 1, 2025	3,000	2,967	2,967
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.25%	Prime	7.75%	11.00%	-	-	July 1, 2025	2,500	2,473	2,473
		Term Loan	15.25%	Prime	7.75%	11.00%	-	-	July 1, 2025	1,250	1,236	1,236
		Term Loan	15.25%	Prime	7.75%	11.00%	-	-	July 1, 2025	1,250	1,236	1,236
Liqid, Inc. (2)(12)	Networking	Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	3,333	3,286	3,286
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	3,333	3,286	3,286
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,667	1,641	1,641
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,667	1,641	1,641
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,667	1,613	1,613
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	13.75%	Prime	6.75%	10.00%	-	5.00%	March 1, 2026	2,500	2,421	2,421
		Term Loan	13.75%	Prime	6.75%	10.00%	-	5.00%	March 1, 2026	2,500	2,487	2,487
Decisyon, Inc. (12)	Software	Term Loan	16.93%	Prime	9.43%	12.68%	-	50.43%	December 31, 2022	3,295	3,295	3,295

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Dropoff, Inc. (2)(12)	Software	Term Loan	14.00%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,500	6,347	6,347
		Term Loan	14.00%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,000	5,859	5,859
		Term Loan	14.00%	Prime	6.50%	9.75%	-	3.50%	August 1, 2026	2,500	2,436	2,436
Engage3, LLC (2)(12)	Software	Term Loan	13.25%	Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,678	3,678
		Term Loan	13.25%	Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,718	3,718
Groundspeed Analytics, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.50%	11.00%	18.00%	3.00%	December 1, 2026	5,000	4,798	4,798
		Term Loan	13.00%	Prime	5.50%	11.00%	18.00%	3.00%	December 1, 2026	5,000	4,948	4,948
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,826	9,826
		Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,826	9,826
		Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,913	4,913
		Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,913	4,913
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	14.00%	Prime	6.50%	9.75%	-	2.50%	March 1, 2026	5,000	4,947	4,947
		Term Loan	14.00%	Prime	6.50%	9.75%	-	2.50%	March 1, 2026	2,500	2,474	2,474
Lytics, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	6.00%	9.25%	-	3.00%	July 1, 2025	2,500	2,396	2,396
		Term Loan	13.00%	Prime	6.00%	12.25%	-	3.00%	December 1, 2026	1,250	1,231	1,231
Reputation Institute, Inc. (2)(12)	Software	Term Loan	14.25%	Prime	7.25%	10.50%	-	3.00%	August 1, 2025	5,000	4,932	4,932
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	13.25%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,870	4,870
		Term Loan	13.25%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,933	4,933
		Term Loan	13.25%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,933	4,933
		Term Loan	13.25%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,933	4,933
Supply Network Visiblity Holdings LLC (2)(12)	Software	Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	February 1, 2025	3,500	3,472	3,472
		Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	February 1, 2025	3,500	3,472	3,472
		Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	December 1, 2025	2,500	2,472	2,472
		Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	December 1, 2025	2,500	2,472	2,472
Total Non-Affiliate Debt Investments — Technology											268,468	259,366
Non-Affiliate Debt Investments — Healthcare information and services — 8.1% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan	13.50%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,385	2,385
		Term Loan	13.50%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,473	2,473
		Term Loan	13.50%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	5,000	4,946	4,946
Secure Transfusion Services, Inc. (2)(12)(13)	Other Healthcare	Term Loan	13.25%	Prime	5.75%	9.00%	-	4.00%	October 1, 2025	4,943	4,943	1,668
		Term Loan	13.25%	Prime	5.75%	9.00%	-	4.00%	December 31, 2025	2,500	2,467	832
BrightInsight, Inc. (2)(12)	Software	Term Loan	12.50%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	7,000	6,619	6,619
		Term Loan	12.50%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,448	3,448
		Term Loan	12.50%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,448	3,448
Total Non-Affiliate Debt Investments — Healthcare information and services											30,729	25,819
Total Non- Affiliate Debt Investments											701,074	686,458

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 9.4% (8)
Non-Affiliate Warrants — Life Science — 3.1% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	26,442	311	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	7,404	214	335
Corvium, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	661,956	53	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	263
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	463,915	126	125
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	21,120	35	—
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	47,452	366	—
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	16,502	66	—
IMV Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	39,774	67	—
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Preferred Stock Warrant	48,077	51	60
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	252,161	146	—
Native Microbials, Inc (2) (12)	Biotechnology	Preferred Stock Warrant	103,679	64	162
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	3,024
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	203,017	399	648
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	Common Stock Warrant	7,051	17	14
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	264	37
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	95,293	44	—
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	72	3
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	1,175	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	64	1,200
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	27,330	48	31
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	84	1,864
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	145,483	69	209
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	775,000	148	179
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,972,222	221	226
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,375,727	153	150
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	394
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	317,647	124	113

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	194	385
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	101
Robin Healthcare, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	86,066	16	16
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	19,662	40	46
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	605,313	98	123
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	408	53	1
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock Warrant	135,484	71	83
Total Non-Affiliate Warrants — Life Science				4,197	9,792
Non-Affiliate Warrants — Sustainability — 0.6% (8)
Aerofarms, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	201,537	61	74
LiquiGlide, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	61,539	39	55
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	204,832	488	1,061
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	681	214	361
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	35,906	126	268
Total Non-Affiliate Warrants — Sustainability				928	1,819
Non-Affiliate Warrants — Technology — 5.1% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	67
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	139	3,265
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	173
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	64
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	—
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	10,690	26	—
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	68	1,069
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	17,605	20	61
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	125
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	31,966	56	233
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,312,500	2,947	2,947
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,710	103	—
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	143	29	37
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,261,253	197	17
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,600	104	104
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	429
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	534
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	22
Updater, Inc.(2)(12)	Consumer-related Technologies	Common Stock Warrant	108,333	34	42
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	909
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	442,110	234	407
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	357
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	802
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	243
Halio, Inc. (2)(12)	Power Management	Preferred Stock Warrant	5,002,574	1,585	2,610
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred and Common Stock Warrants	6,081	56	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	77,828	21	69
Decisyon, Inc. (12)	Software	Common Stock Warrant	82,967	46	—
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	197
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	3
Groundspeed Analytics, Inc. (2)(12)	Software	Preferred Stock Warrant	86,300	6	6
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	296
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	41
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	288,115	22	312
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	80,197	40	44
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	56	39
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	46	99
Riv Data Corp. (2)(12)	Software	Preferred Stock Warrant	321,428	12	296
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Skyword, Inc. (12)	Software	Preferred and Common Stock Warrants	301,055	48	1
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	133
Supply Network Visiblity Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	83
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	12
Total Non-Affiliate Warrants — Technology				9,249	16,148

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
Hound Labs, Inc (2) (12)	Diagnostics	Preferred Stock Warrant	159,893	47	54
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	102	1,370
Secure Transfusion Services, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	77,690	47	—
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	80,544	160	170
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	359
Total Non-Affiliate Warrants — Healthcare information and services				416	1,953
Total Non-Affiliate Warrants				14,790	29,712
Non-Affiliate Other Investments — 0.4% (8)
Lumithera, Inc. (2)	Medical Device	Royalty Agreement		1,200	1,100
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				1,200	1,300
Non-Affiliate Equity — 0.8% (8)
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Common Stock	32,831	356	356
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	57
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	8	83
Lumithera, Inc. (2)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (2)	Other Sustainability	Preferred	22,313	8	27
Branded Online, Inc. (2)(5)	Software	Common Stock	108,004	1,079	83
Decisyon, Inc. (12)	Software	Preferred and Common Stock	72,638,663	230	—
Total Non-Affiliate Equity				4,184	2,556
Total Non-Affiliate Portfolio Investment Assets				$721,248	$720,026
Total Portfolio Investment Assets — 226.1% (8)				$721,248	$720,026

Short Term Investments — Unrestricted Investments — 2.2% (8)
US Bank Money Market Deposit Account				$7,066	$7,066
Total Short Term Investments — Unrestricted Investments				$7,066	$7,066

Short Term Investments — Restricted Investments — 0.9% (8)
US Bank Money Market Deposit Account				$2,788	$2,788
Total Short Term Investments — Restricted Investments				$2,788	$2,788

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)

Has been pledged as collateral under the revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”) with several entities owned or affiliated with New York Life Insurance Company (“NYL Noteholders”), the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (the “2019 Asset-Backed Notes”), and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $157.8 million securitization of secured loans the Company completed on November 9, 2022 (the “2022 Asset-Backed Notes”).

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of December 31, 2022 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of December 31, 2022, 6.5% and 6.6% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2022.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Embody, Inc. (2)(12)	Medical Device	Term Loan	9.75%	Prime	6.50%	9.75%	-	28.00%	August 1, 2026	2,500	2,457	2,457
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	October 1, 2024	3,500	3,397	3,397
		Term Loan	9.50%	Prime	6.25%	9.50%	-	4.00%	June 1, 2025	1,000	963	963
MacuLogix, Inc. (2)(12)(13)	Medical Device	Term Loan	10.08%	Libor	7.68%	10.08%	-	6.00%	September 1, 2023	7,500	7,447	4,481
		Term Loan	10.08%	Libor	7.68%	10.08%	-	6.00%	September 1, 2023	4,050	4,022	2,420
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan	9.75%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,952	4,952
		Term Loan	9.75%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,952	4,952
		Term Loan	9.75%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,944	4,944
		Term Loan	9.75%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,944	4,944
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	9.25%	Prime	6.00%	9.25%	-	5.00%	June 1, 2024	2,500	2,391	2,391
		Term Loan	9.25%	Prime	6.00%	9.25%	-	5.00%	June 1, 2024	2,500	2,472	2,472
		Term Loan	9.25%	Prime	6.00%	9.25%	-	5.00%	June 1, 2024	2,500	2,472	2,472
Spineology, Inc. (2)(12)	Medical Device	Term Loan	10.25%	Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,928	4,928
Total Non-Affiliate Debt Investments — Life Science											194,237	189,669
Non-Affiliate Debt Investments — Sustainability — 18.8% (8)
LiquiGlide, Inc. (2)(12)	Other Sustainability	Term Loan	9.50%	Prime	6.25%	9.50%	-	5.00%	January 1, 2025	2,000	1,928	1,928
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Term Loan	10.25%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,322	7,322
		Term Loan	10.25%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,322	7,322
		Term Loan	10.25%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,322	7,322
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	10.00%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,703	3,703
		Term Loan	10.00%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,703	3,703
		Term Loan	10.00%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	7,500	7,396	7,396
		Term Loan	10.00%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,698	3,698
		Term Loan	10.00%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,698	3,698
Total Non-Affiliate Debt Investments — Sustainability											46,092	46,092
Non-Affiliate Debt Investments — Technology — 77.2% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	9.25%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,442	7,442
		Term Loan	9.25%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,442	7,442
		Term Loan	9.25%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,442	7,442
		Convertible Note	3.00%						July 1, 2023	250	250	250
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.00%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	5,000	4,935	4,935
		Term Loan	10.00%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	5,000	4,949	4,949
		Term Loan	10.00%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	3,000	2,969	2,969
		Term Loan	10.00%	Prime	6.75%	10.00%	-	3.00%	December 1, 2025	1,000	968	968
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Term Loan	9.50%	Prime	6.25%	9.50%	-	1.85%	July 1, 2025	5,000	4,928	4,928
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.50%	Prime	7.25%	10.50%	-	3.00%	May 1, 2026	3,500	3,430	3,430
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	9.00%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,500	2,476	2,476
		Term Loan	9.00%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,500	2,476	2,476
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Term Loan	9.75%	Prime	6.50%	9.75%	-	4.00%	January 1, 2026	6,500	6,397	6,397

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 8.2% (8)
Non-Affiliate Warrants — Life Science — 1.0% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	317,306	311	27
Castle Creek Pharmaceuticals, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	2,428	142	148
Corvium, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	661,956	54	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	92,002	139	162
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	21,120	36	3
Imunon, Inc. (fka Celsion Corporation) (2)(5)(12)	Biotechnology	Common Stock Warrant	295,053	65	1
IMV Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	284,090	64	64
LogicBio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	7,843	8	—
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	252,161	146	5
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	164,608	278	519
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	Common Stock Warrant	7,051	17	9
Stealth Biotherapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	795,455	264	45
Strongbridge U.S. Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	160,714	72	110
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	95,293	44	—
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	1,175	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	463
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,292	53	45
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	134,299	61	172
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	6,361,111	149	169
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,375,727	154	108
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	80	90
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	317,647	124	121
MacuLogix, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	454,460	238	—
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	441,780	91	112
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	221,510	83	122
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	484,250	77	75
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	408	53	30
Total Non-Affiliate Warrants — Life Science				2,893	2,600
Non-Affiliate Warrants — Sustainability — 0.4% (8)
LiquiGlide, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	61,359	39	36
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	142,405	356	331
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	48,756	107	552
Total Non-Affiliate Warrants — Sustainability				502	919

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2021

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Technology — 6.2% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	45	42
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	140	3,141
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	161
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	70
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	1
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	9,353	23	23
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	68	823
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	17,605	22	22
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	368
Getaround, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	651,040	450	367
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,710	103	103
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	310,463	47	47
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	51
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	324	503
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	134,421	25	24
Updater, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	108,333	34	31
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	859
Silk, Inc. (2)(12)	Data Storage	Preferred and Common Stock Warrant	44,211,003	234	188
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	6
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	741
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	2,403
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	938
Kinestral, Inc. (2)(12)	Power Management	Preferred Stock Warrant	5,002,574	1,585	2,609
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred and Common Stock Warrant	6,753	101	—
Branded Online, Inc. (2)(12)	Software	Common Stock Warrant	16,678	370	443
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	55,591	5	37
Decisyon, Inc. (12)	Software	Common Stock Warrant	82,967	46	—
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	482,283	397	395
E La Carte, Inc. (2)(12)	Software	Preferred Stock Warrant	181,947	61	53
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	288,115	23	276
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	26,733	12	12
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	54	52
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	615,475	44	66
Riv Data Corp. (2)(12)	Software	Preferred Stock Warrant	321,428	12	292
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	224	—
Skyword, Inc. (12)	Software	Preferred and Common Stock Warrant	301,055	49	4
Supply Network Visiblity Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	62
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	179	1
Total Non-Affiliate Warrants — Technology				6,281	15,214
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
IDbyDNA, Inc. (2)(12)	Diagnostics	Preferred Stock Warrant	472,006	112	95
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	101	1,177
Watermark Medical, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	27,373	74	—
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	195
Total Non-Affiliate Warrants — Healthcare information and services				347	1,467
Total Non-Affiliate Warrants				10,023	20,200
Non-Affiliate Other Investments — 0.1% (8)
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				—	200
Non-Affiliate Equity — 0.1% (8)
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	83
Zeta Global Holdings Corp. (2)(5)(12)	Internet and Media	Common Stock	18,405	240	155
Decisyon, Inc. (12)	Software	Preferred and Common Stock	72,638,663	230	120
Total Non-Affiliate Equity				479	358
Total Non-Affiliate Portfolio Investment Assets				$452,387	$458,075
Controlled Affiliate Investments — 0.0% (8)
Controlled Affiliate Other Investments — Biotechnology — 0.0% (8)
HESP LLC (12)(14)	Biotechnology	Other Investment		$1,450	$—
Total Controlled Affiliate Other Investments				1,450	—
Total Controlled Affiliate Portfolio Investment Assets				$1,450	$—
Total Portfolio Investment Assets — 186.7% (8)				$453,837	$458,075

Short Term Investments — Unrestricted Investments — 3.2% (8)
US Bank Money Market Deposit Account				$7,868	$7,868
Total Short Term Investments — Unrestricted Investments				$7,868	$7,868

Short Term Investments — Restricted Investments — 0.6% (8)
US Bank Money Market Deposit Account				$1,359	$1,359
Total Short Term Investments — Restricted Investments				$1,359	$1,359

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility and/or the 2019 Asset-Backed Notes.

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
(9)

As of December 31, 2021, 5.8% of the Company's total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a PIK feature.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2021.
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

The Company formed Horizon Funding 2019‑1 LLC (“2019‑1 LLC”) as a Delaware limited liability company on May 2, 2019 and Horizon Funding Trust 2019‑1 on May 15, 2019 (“2019‑1 Trust” and, together with the 2019‑1 LLC, the “2019‑1 Entities”). The 2019‑1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2019‑1 Entities for purposes of securitizing the 2019 Asset-Backed Notes.

The Company and Arena Sunset SPV, LLC ("Arena") formed Horizon Funding I, LLC (“HFI”) as a Delaware limited liability company on May 9, 2018, with Horizon Secured Loan Fund I LLC, a Delaware limited liability company ("HSLFI") as its sole member. HFI is a special purpose bankruptcy-remote entity and is a separate legal entity from HSLFI. Any assets conveyed to HFI are not available to creditors of HSLFI or any other entity other than HFI’s lenders.

On April 21, 2020, the Company purchased all of the limited liability company interests of Arena in HSLFI, including, without limitation, undistributed amounts owed to Arena and interest accrued and unpaid on the debt investments of HSLFI through the date of purchase. As of April 21, 2020, HSLFI and its subsidiary, HFI, are consolidated by the Company.

The Company formed Horizon Funding 2022‑1 LLC (“2022‑1 LLC”) as a Delaware limited liability company on September 30, 2022 and Horizon Funding Trust 2022‑1 on October 18, 2022 (“2022‑1 Trust” and, together with the 2022‑1 LLC, the “2022‑1 Entities”). The 2022‑1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2022‑1 Entities for purposes of securitizing the 2022 Asset-Backed Notes.

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

Note 2.         Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10‑K and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal recurring accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Assets and Liabilities as investments. Those assets are owned by special purpose entities, including 2019‑1 Entities and 2022-1 Entities, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2022, there were three investments on non-accrual status with a cost of $20.9 million and a fair value of $8.3 million. As of December 31, 2021, there was one investment on non-accrual status with a cost of $11.5 million and a fair value of $6.9 million. For the year ended December 31, 2022, the Company did not recognize any interest income from debt investments on non-accrual status. For the year ended December 31, 2021, the Company recognized, as interest income, payments of $1.3 million received from two portfolio companies whose debt investments were on non-accrual status. For the year ended December 31, 2020, the Company recognized, as interest income, payments of $0.03 million received from one portfolio company whose debt investment was on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2022, 2021 and 2020 was 7.4%, 5.9% and 5.8%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of December 31, 2022 and 2021 was $7.1 million and $4.3 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of December 31, 2022 and 2021 were $4.8 million and $3.2 million, respectively. The amortization expense for the years ended December 31, 2022, 2021 and 2020 was $1.6 million, $1.1 million and $1.0 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board (“FASB”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the years ended December 31, 2022, 2021 and 2020, the Company reclassified $0.7 million, $0.4 million and $0.2 million, respectively, to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2022, 2021 and 2020, $0.7 million, $0.4 million and $0.2 million, respectively, was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2022 and 2021. The Company’s income tax returns for the 2021, 2020 and 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stockholders’ Equity

On August 2, 2019, the Company entered into an At-The-Market (“ATM”) sales agreement (the “2019 Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., (each a “Sales Agent” and, collectively, the “Sales Agents”). The 2019 Equity Distribution Agreement provided that the Company  may offer and sell shares of common stock from time to time through the Sales Agents representing up to $50.0 million worth of its common stock, in amounts and at times to be determined by the Company.

On July 30, 2020, the Company entered into an ATM sales agreement (the “2020 Equity Distribution Agreement”), with the Sales Agents. The 2020 Equity Distribution Agreement provided that the Company  may offer and sell shares of common stock from time to time through the Sales Agents representing up to $100.0 million worth of its common stock, in amounts and at times to be determined by the Company.

On August 2, 2021, the Company terminated the 2020 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2021 Equity Distribution Agreement”) with the Sales Agents. The remaining shares available under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement are no longer available for issuance. The 2021 Equity Distribution Agreement provides that the Company  may offer and sell our shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by the Company. Sales of its common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

On  March 14, 2022, the Company completed a follow-on public offering of 2,500,000 shares of its common stock at a public offering price of $14.35 per share, for total net proceeds to the Company of $34.3 million, after deducting underwriting commission and discounts and other offering expenses.

During the year ended December 31, 2022, the Company sold 3,982,684 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $50.3 million, including $1.0 million of offering expenses, from these sales. During the year ended December 31, 2021, the Company sold 1,907,234 shares of common stock under the 2021 Equity Distribution Agreement and the 2020 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $30.1 million, including $0.8 million of offering expenses, from these sales. During the year ended December 31, 2020, the Company sold 3,702,500 shares of common stock under the 2019 Equity Distribution Agreement and the 2020 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $44.6 million, including $1.0 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2022, shares representing approximately $31.5 million of its common stock remain available for issuance and sale under the Equity Distribution Agreement.

Stock Repurchase Program

On April 29, 2022, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2023 or the repurchase of $5.0 million of the Company’s common stock. During the years ended December 31, 2022, 2021 and 2020, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through December 31, 2022, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Recently adopted accounting pronouncement

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. As of December 31, 2022, the Company adopted ASU 2020-04, and such adoption did not have an impact on the Company's consolidated financial statements and disclosures.

Recently issued accounting pronouncement

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

The base management fee payable at December 31, 2022 and 2021 was $1.1 million and $0.7 million, respectively. The base management fee expense was $10.6 million, $7.6 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The net performance based incentive fee expense was $7.7 million, $7.1 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the year ended December 31, 2022, which resulted in $1.0 million of reduced expense and additional net investment income. This deferral represents a contingent future liability and may be paid up to three years after the date of deferment. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the years ended December 31, 2021 and 2020. The performance based incentive fee payable at December 31, 2022 and 2021 was $1.4 million and $2.0 million, respectively. The entire incentive fee payable at December 31, 2022 and 2021 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $1.7 million, $1.3 million and $1.0 million for years ended December 31, 2022, 2021 and 2020, respectively.

Note 4.         Investments

The following table shows the Company’s investments as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$701,074	$686,458	$441,885	$437,317
Warrants	14,790	29,712	10,023	20,200
Other	1,200	1,300	1,450	200
Equity	4,184	2,556	479	358
Total investments	$721,248	$720,026	$453,837	$458,075

The following table shows the Company’s investments by industry sector as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$193,372	$195,006	$109,899	$107,902
Medical Device	132,803	135,960	88,681	84,567
Technology
Communications	22,892	26,176	22,853	25,920
Consumer-Related	121,961	114,050	92,158	93,194
Data Storage	476	1,316	476	1,047
Internet and Media	329	1,159	569	3,305
Networking	11,831	11,710	17,390	17,964
Power Management	1,585	2,610	1,585	2,609
Semiconductors	56	—	101	—
Software	120,157	118,716	60,902	60,807
Sustainability
Energy Efficiency	8	27	—	—
Other Sustainability	84,633	85,524	46,595	47,011
Healthcare Information and Services
Diagnostics	9,851	9,858	12,393	12,377
Other	7,559	3,870	175	1,177
Software	13,735	14,044	60	195
Total investments	$721,248	$720,026	$453,837	$458,075

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

       For the year ended December 31, 2022, there were no transactions related to investments in non-controlled affiliated companies.

Transactions related to investments in non-controlled affiliated companies for the year ended  December 31, 2021 were as follows:

			Year ended December 31, 2021
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2020	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2021	income
	(In thousands)
Decisyon, Inc. (1)	$1,181	$—	$—	$(1,181)	$—	$—	$—	$—	$41
	626	—	—	(638)	12	—	—	—	21
	227	—	—	(227)	—	—	—	—	7
	228	—	—	(228)	—	—	—	—	7
	685	—	—	(685)	—	—	—	—	22
	276	—	—	(276)	—	—	—	—	9
	183	—	—	(183)	—	—	—	—	6
	120	—	—	(120)	—	—	—	—	—
MVI (ABC) LLC fka StereoVision, Inc.	2,382	—	(2,783)	—	—	—	401	—	139
	—	250	(250)	—	—	—	—	—	—
	—	70	(70)	—	—	—	—	—	—
	—	330	(330)	—	—	—		—	—
	—	150	(150)	—	—	—	—	—	—
	1,639	—	—	—	—	(848)	(791)	—	—
Total non-controlled affiliates	$7,547	$800	$(3,583)	$(3,538)	$12	$(848)	$(390)	$—	$252

(1)	As of December 31, 2021 the Company no longer owns 5% or more of the portfolio company.

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the year ended December 31, 2022 were as follows:

			Year ended December 31, 2022

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2021	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2022	income
	(In thousands)
HESP LLC	—	—	(300)	—	—	1,450	(1,150)	—	—
Total controlled affiliates	$—	$—	$(300)	$—	$—	$1,450	$(1,150)	$—	$—

Transactions related to investments in controlled affiliated companies for the year ended  December 31, 2021 were as follows:

			Year ended December 31, 2021

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	December 31,	Dividend
Company	2020	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2021	income
	(In thousands)
HESP LLC	1,500	—	(50)	—	—	(1,450)	—	—	—
Total controlled affiliates	$1,500	$—	$(50)	$—	$—	$(1,450)	$—	$—	$—

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company's investments as of December 31, 2022 and 2021. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2022:

December 31, 2022
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$669,617	Discounted Expected Future Cash Flows	Hypothetical Market Yield	3% – 22%	14%

	16,545	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 75%	31%

	296	Convertible Note Analysis	Price Per Share	$168.93	$168.93

Warrant investments	26,145	Black-Scholes Valuation Model	Price Per Share	0.000 –1,89999	$58.52
			Average Industry Volatility	28%	28%
			Marketability Discount	20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	1,300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	2,416	Last Equity Financing	Price Per Share	$1.00– $215.03	$26.93

Total Level 3 investments	$716,319

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

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2022, the closing price of the 2026 Notes on the New York Stock Exchange was $23.45 per note and had an aggregate fair value of $53.9 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2022, the closing price of the 2027 Notes on the New York Stock Exchange was $23.20 per note and had an aggregate fair value of $53.4 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on December 31, 2022, the 2019 Asset-Backed Notes (as defined in Note 7) were trading at par value, or $42.6 million, and are categorized as Level 3 within the fair value hierarchy described above. Based on market quotations on December 31, 2022, the 2022 Asset-Backed Notes (as defined in Note 7) were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments in money market funds	$—	$7,066	$—	$7,066
Restricted investments in money market funds	$—	$2,788	$—	$2,788
Debt investments	$—	$—	$686,458	$686,458
Warrant investments	—	3,567	26,145	29,712
Other investments	—	—	1,300	1,300
Equity investments	140	—	2,416	2,556
Total investments	$140	$3,567	$716,319	$720,026

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments in money market funds	$—	$7,868	$—	$7,868
Restricted investments in money market funds	$—	$1,359	$—	$1,359
Debt investments	$—	$—	$437,317	$437,317
Warrant investments	—	363	19,837	20,200
Other investments	—	—	200	200
Equity investments	155	—	203	358
Total investments	$155	$363	$457,557	$458,075

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2022:

	Year ended December 31, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$437,317	$19,837	$203	$200	$457,557
Purchase of investments	421,372	—	606	—	421,978
Warrants and equity received and classified as Level 3	—	5,664	8	—	5,672
Principal payments received on investments	(95,558)	—	—	(313)	(95,871)
Proceeds from sale of investments	(49,371)	(464)	—	—	(49,835)
Net realized (loss) gain on investments	(8,221)	264	—	(1,137)	(9,094)
Unrealized (depreciation) appreciation included in earnings	(10,044)	2,215	(401)	1,350	(6,880)
Transfer out of Level 3	—	(1,371)	—		(1,371)
Transfer out of debt investments	(3,200)	—	2,000	1,200	—
Other	(5,837)	—	—	—	(5,837)
Level 3 assets, end of period	$686,458	$26,145	$2,416	$1,300	$716,319

During the year ended December 31, 2022, there were three transfers out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.04 million that was transferred to Level 2 upon the portfolio company becoming a public company. Two transfers out of Level 3 related to the conversion of warrants to equity held in two portfolio companies with an aggregate fair value of $1.3 million that were transferred to Level 1 upon the portfolio companies becoming a public companies. During the year ended December 31, 2022, there was one transfer in to Level 3. The transfer in related to warrants held in one portfolio company with an aggregate fair value of less than $0.01 million that was transferred to Level 3 upon the portfolio company becoming a private company.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2022 includes $21.0 million in unrealized depreciation on debt and other investments, $2.6 million in unrealized appreciation on warrant investments, and $0.4 million in unrealized depreciation on equity investments.

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

As of December 31, 2022 and 2021, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7.         Borrowings

The following table shows the Company’s borrowings as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$125,000	$5,000	$120,000	$125,000	$53,500	$71,500
NYL Facility	200,000	176,750	23,250	100,000	78,750	21,250
2019 Asset-Backed Notes	42,573	42,573	—	70,500	70,500	—
2022 Asset-Backed Notes	100,000	100,000	—	—	—	—
2027 Notes	57,500	57,500	—	—	—	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	582,573	439,323	143,250	353,000	260,250	92,750
Unamortized debt issuance costs attributable to term borrowings	—	(5,245)	—	—	(2,637)	—
Total borrowings outstanding, net	$582,573	$434,078	$143,250	$353,000	$257,613	$92,750

As of December 31, 2022, with certain limited exceptions the Company, as a BDC is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of December 31, 2022, the asset coverage for borrowed amounts was 172%.

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 22, 2021, the Company amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which we may request advances under the Key Facility to June 22, 2024. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on June 22, 2026. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 7.50% and 3.25% on December 31, 2022 and December 31, 2021, respectively. The average interest rate for the years ended December 31, 2022 and 2021 was 5.33% and 4.25%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of December 31, 2022 and 2021, the Company had borrowing capacity under the Key Facility of $120.0 million and $71.5 million, respectively. At December 31, 2022 and 2021, $40.2 million and $19.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

NYL Facility

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

There were $176.8 million and $78.8 million in advances made by the NYL Noteholders as of December 31, 2022 and 2021, respectively. The interest rate as of  December 31, 2022 and 2021 was 5.57% and 4.62%, respectively. As of December 31, 2022 and December 31, 2021, the Company had borrowing capacity under the NYL Facility of $23.2 and $21.2 million, respectively. At December 31, 2022 and December 31, 2021, $23.2 and $5.7 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2022 and 2021, there were approximately $1.0 million and $0.5 million, respectively, of restricted investments..

Securitizations

2019 Asset-Backed Notes

On August 13, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the 2019 Asset-Backed Notes. The 2019 Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC. There has been no change in the rating since August 13, 2019.

The 2019 Asset-Backed Notes were issued by the 2019‑1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the 2019 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The reinvestment period of the 2019 Asset-Backed Notes ended July 15, 2021 and the maturity is September 15, 2027.

As of December 31, 2022 and 2021, the 2019 Asset-Backed Notes had an outstanding principal balance of  $42.6 million and $70.5 million, respectively.

Under the terms of the 2019 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2019 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2019 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2022 and 2021, there were approximately $0.6 million and $0.9 million of restricted investments, respectively.

2022 Asset-Backed Notes

On November 9, 2022, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the 2022 Asset-Backed Notes. The 2022 Asset-Backed Notes were rated A by DRBS, Inc. There has been no change in the rating since November 9, 2022.

The 2022 Asset-Backed Notes were issued by the 2022‑1 Trust pursuant to a note purchase agreement, dated as of November 9, 2022, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the 2022 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 7.56% per annum. The reinvestment period of the Asset-Backed Notes ends November 15, 2024 and the maturity is November 15, 2030.

As of December 31, 2022, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2022, there were approximately $1.0 million of restricted investments.

Unsecured Notes

2022 Notes

On September 29, 2017, the Company issued and sold an aggregate principal amount of $32.5 million of 6.25% notes due in 2022 and on October 11, 2017, pursuant to the underwriters’ 30-day option to purchase additional notes, the Company sold an additional $4.9 million of such notes (collectively, the “2022 Notes”). The 2022 Notes had a stated maturity of September 15, 2022 and were redeemable in whole or in part at the Company’s option at any time or from time to time on or after September 15, 2019 at a redemption price of $25 per security plus accrued and unpaid interest. The 2022 Notes bore interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The 2022 Notes were the Company’s direct unsecured obligations and (i) ranked equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) were senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) were effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) were structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. On April 24, 2021 (the “Redemption Date”), the Company redeemed all of the issued and outstanding 2022 Notes in an aggregate principal amount of $37.4 million and paid accrued interest of $0.3 million. The Company accelerated $0.4 million of unamortized debt issuance costs related to the 2022 Notes. The 2022 Notes were delisted effective on the Redemption Date.

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2022, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On  June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on  July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of  June 15, 2027 and  may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after  June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on  March 30,  June 30,  September 30 and  December 30 of each year, commencing on  September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of  December 31, 2022, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

The following table shows information about our senior securities as of December 31, 2022, 2021, 2020, 2019 and 2018:

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidation	Market
	Treasury	Coverage	Preference	Value per
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	Unit(4)
	(In thousands, except unit data)
Credit facilities
2022	$181,750	$4,169	—	N/A
2021	$132,250	$3,823	—	N/A
2020	$50,250	$7,965	—	N/A
2019	$17,000	$19,908	—	N/A
2018	$90,500	$2,896	—	N/A
2027 Notes
2022	$57,500	$13,179	—	$24.09
2026 Notes
2022	$57,500	$13,179	—	$24.45
2021	$57,500	$8,793	—	$25.90
2022 Notes
2022	$—	$—	—	N/A
2021	$—	$—	—	N/A
2020	$37,375	$10,708	—	$24.60
2019	$37,375	$9,055	—	$25.53
2017	$37,375	$7,014		$25.52
2022-1 Securitization
2022	$100,000	$7,578	—	N/A
2019-1 Securitization
2022	$42,573	$17,799	—	N/A
2021	$70,500	$7,171	—	N/A
2020	$100,000	$4,002	—	N/A
2019	$100,000	$3,384	—	N/A
Total senior securities
2022	$439,323	$1,725	—	N/A
2021	$260,250	$1,943	—	N/A
2020	$187,625	$2,133	—	N/A
2019	$154,375	$2,192	—	N/A
2018	$127,875	$2,050	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.

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

(4)	Not applicable to the Company’s credit facilities, 2019‑1 Securitization and 2022-1 Securitization because such securities are not registered for public trading.

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

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net increase in net assets resulting from operations	$21,151	$27,782	$6,364
Net unrealized depreciation (appreciation) on investments	5,552	(3,205)	(313)
Other book-tax differences	3,292	1,462	782
Change in capital loss carry forward	9,484	3,643	14,698
Taxable income before deductions for distributions	$39,479	$29,682	$21,531

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Ordinary income	$31,490	$25,099	$21,592
Total	$31,490	$25,099	$21,592

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2022	2021	2020
	(In thousands)
Undistributed ordinary income	$18,813	$10,825	$6,242
Long term capital loss carry forward	(73,055)	(63,571)	(59,928)
Unrealized appreciation	18,542	12,973	9,578
Unrealized depreciation	(19,771)	(8,738)	(8,545)
Other temporary differences	11,875	7,465	5,983
Total	$(43,596)	$(41,046)	$(46,670)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% excise tax on such income, as required. For the years ended December 31, 2022 and 2021, the Company elected to carry forward taxable income in excess of current year distributions of $18.8 million and $10.8 million, respectively. At December 31, 2022 and 2021, a provision for excise tax of $0.7 million and $0.4 million, respectively was recorded.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the years ended December 31, 2022, 2021 and 2020, the Company did not use any material capital loss carry forwards to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2022 and 2021 was $721.2 million and $453.8 million, respectively. The gross unrealized appreciation on investments at December 31, 2022 and 2021 was $18.5 million and $13.0 million, respectively. The gross unrealized depreciation on investments at December 31, 2022 and 2021 was $19.8 million and $8.7 million, respectively.

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

The balance of unfunded commitments to extend credit was $190.0 million and $114.5 million as of December 31, 2022 and 2021, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2022:

	December 31, 2022
		Fair Value of
		Unfunded
	Principal	Commitment
	Balance	Liability
	(In thousands)
BrightInsight, Inc.	$21,000	$278
Britecore Holdings, Inc.	5,000	66
Castle Creek Biosciences	4,000	72
Divergent Technologies, Inc.	22,500	236
Engage3, LLC	8,000	40
Groundspeed Analytics, Inc.	15,000	150
Hound Labs, Inc.	7,500	88
KSQ Therapeutics, Inc.	10,000	100
Lytics, Inc.	5,000	65
Native Microbials, Inc.	7,500	72
Optoro, Inc.	15,000	38
PDS Biotechnology Corporation	10,000	158
Robin Healthcare, Inc.	10,000	100
Scientia Vascular, Inc.	10,000	110
Slingshot Aerospace, Inc.	5,000	64
Swift Health Systems Inc.	25,500	105
Temperpack Technologies, Inc.	9,000	19
Total	$190,000	$1,761

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2022 which totaled $1.8 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost and fair value, represented 23% and 26% of total debt investments outstanding as of December 31, 2022 and 2021, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of December 31, 2022 or 2021. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments accounted for 15%, 17% and 23% of total interest and fee income on investments for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 11.         Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2022 and 2021:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Year Ended December 31, 2022
10/28/2022	2/17/23	3/15/23	$0.11	$—	—	$—
10/28/2022	1/18/23	2/15/23	0.11	3,021	5,754	74
10/28/2022	12/19/22	1/13/23	0.11	2,978	5,618	69
10/28/2022	11/17/22	12/15/22	0.05	1,319	2,171	27
7/29/2022	11/17/22	12/15/22	0.10	2,638	4,341	57
7/29/2022	10/18/22	11/15/22	0.10	2,580	4,621	60
7/29/2022	9/19/22	10/14/22	0.10	2,558	7,703	81
4/29/2022	8/18/22	9/15/22	0.10	2,528	4,925	60
4/29/2022	7/19/22	8/16/22	0.10	2,484	3,939	55
4/29/2022	6/17/22	7/15/22	0.10	2,434	4,286	51
2/25/2022	5/18/22	6/15/22	0.10	2,378	4,428	50
2/25/2022	4/19/22	5/16/22	0.10	2,349	4,088	49
2/25/2022	3/18/22	4/14/22	0.10	2,352	3,221	46
			$1.28	$29,619	55,095	$679
Year Ended December 31, 2021
10/22/21	2/18/22	3/16/22	$0.10	$2,100	3,409	$46
10/22/21	1/19/22	2/16/22	0.10	2,096	2,680	43
10/22/21	12/17/21	1/14/22	0.10	2,031	3,417	56
10/22/21	11/18/21	12/15/21	0.05	1,013	1,197	20
7/23/21	11/18/21	12/15/21	0.10	2,027	2,395	38
7/23/21	10/19/21	11/16/21	0.10	2,010	1,907	34
7/23/21	9/17/21	10/15/21	0.10	2,008	2,068	36
4/23/21	8/18/21	9/15/21	0.10	1,996	2,041	34
4/23/21	7/20/21	8/16/21	0.10	1,983	1,937	34
4/23/21	6/17/21	7/16/21	0.10	1,964	1,888	33
2/26/21	5/18/21	6/15/21	0.10	1,964	1,671	29
2/26/21	4/20/21	5/14/21	0.10	1,937	1,794	29
2/26/21	3/18/21	4/16/21	0.10	1,938	1,653	28
			$1.25	$25,067	28,057	$460

On February 23, 2023, the Board declared monthly distributions per share, payable as set forth in the following table:

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
March 16, 2023	March 17, 2023	April 14, 2023	$0.11
April 17, 2023	April 18, 2023	May 16, 2023	$0.11
May 17, 2023	May 18, 2023	June 14, 2023	$0.11

After paying distributions of $1.25 per share deemed paid for tax purposes in 2022, declaring on October 28, 2022 a distribution of $0.11 per share payable January 13, 2023, and taxable earnings of $1.60 per share in 2022, the Company’s undistributed spillover income as of December 31, 2022 was $0.68 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Note 12.         Subsequent events

In January 2023, the Company sold 555,654 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $6.6 million, including $0.1 million of offering expenses, from these sales.

On January 24, 2023, pursuant to the terms of an Asset Purchase Agreement dated August 18, 2022 by and between HESP LLC, the Company’s wholly-owned subsidiary (“HESP”) and Cadrenal Therapeutics, Inc. (“CVKD”), HESP received 600,000 shares of common stock of CVKD upon CVKD’s completion of its initial public offering.

On February 1, 2023, Canary Medical Inc. prepaid its outstanding principal balance of $7.5 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in Canary Medical Inc.

On February 3, 2023, Unagi Inc. (“Unagi”) prepaid $3.2 million of the outstanding principal of its venture loan. The current outstanding principal balance of the Unagi’s venture loan as of the date hereof is $2.1 million. The Company and Unagi also amended the terms of the venture loan to, among other things, provide for payment in kind (PIK) interest and extend the maturity date of the outstanding principal balance of the loan.

On February 14, 2023, Embody, Inc. prepaid its outstanding principal balance of $2.5 million on its venture loan, plus interest and end-of-term payment.

On February 20, 2023, the Board unanimously approved a new investment advisory agreement with the Advisor, substantially similar to the existing Investment Management Agreement, subject to stockholder approval and the closing of the sale of the Advisor to an affiliate of Monroe Capital LLC (the “Transaction”). The Company does not anticipate the Transaction will substantially or adversely affect the Company. It is anticipated that all of the officers and investment professionals at the Advisor will remain at the Advisor and that the Advisor and the Company will maintain their venture lending-focused investment strategy.

On February 24, 2023, the Company funded a $5.0 million debt investment to an existing portfolio company, BriteCore Holdings, LLC.

On February 24, 2023, the Company funded a $20.0 million debt investment to a new portfolio company, Noodle Partners, Inc.

Note 13.         Financial highlights

The following table shows financial highlights for the Company:

	Year ended December 31,
	2022		2021		2020		2019		2018
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.56		$11.02		$11.83		$11.64		$11.72
Net investment income	1.46		1.41		1.18		1.52		1.20
Realized loss (gain)	(0.38)		(0.18)		(0.84)		(0.31)		0.06
Unrealized (depreciation) appreciation on investments	(0.22)		0.16		0.02		0.24		(0.13)
Net increase in net assets resulting from operations	0.86		1.39		0.36		1.45		1.13
Distributions declared (1)	(1.28)		(1.25)		(1.25)		(1.20)		(1.20)
From net investment income	(1.28)		(1.25)		(1.25)		(1.20)		(1.20)
From net realized gain on investments	—		—		—		—		—
Return of capital	—		—		—		—		—
Other (2)	0.33		0.40		0.08		(0.06)		(0.01)
Net asset value at end of period	$11.47		$11.56		$11.02		$11.83		$11.64
Per share market value, beginning of period	$15.92		$13.24		$12.93		$11.25		$11.22
Per share market value, end of period	$11.60		$15.92		13.24		12.93		11.25
Total return based on a market value (3)	(19.3)%		29.7%		12.1%		25.6%		11.0%
Shares outstanding at end of period	27,753,373		21,217,460		19,286,356		15,563,290		11,535,129
Ratios to average net assets:
Expenses without incentive value	11.5%		10.5%		10.0%		10.8%		10.4%
Incentive fees	2.6%		3.1%		2.6%		3.2%		2.4%
Net expenses	14.1%		13.6%		12.6%		14.0%		12.8%
Net investment income with incentive fees	12.1%		12.2%		10.4%		12.8%		10.3%
Ratios, without waivers, to average net assets:
Expenses without incentive value (4)	11.5%		10.5%		10.0%		10.8%		10.4%
Incentive fees (4)	2.6%		3.1%		2.6%		4.4%		3.3%
Net expenses (4)	14.1%		13.6%		12.6%		15.2%		13.7%
Net investment income with incentive fees (4)	12.1%		12.2%		10.4%		11.6%		9.4%
Net assets at the end of the period	$318,448		$245,335		$212,597		$184,055		$134,257
Average net asset value	$299,182		$231,215		$199,302		$160,008		$134,364
Average debt per share	$13.70		$11.27		$9.97		$10.05		$8.62
Portfolio turnover ratio	14.6%	(5)	45.4%	(5)	38.7%	(5)	82.0%	(6)	50.4%	(6)

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

(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	During the years ended December 31, 2019 and 2018, the Advisor waived $1.8 million and $1.2 million, respectively, of incentive fee.
(5)	Calculated by dividing the lesser of purchases or the sum of (1) principal prepayments and (2) maturities by the monthly average debt investment balance
(6)	Calculated by dividing net debt investment purchases by the monthly average debt investment balance.

Note 14. Summarized financial information for HSLFI

Horizon Secured Loan Fund I

Statements of Operations

(Dollars in thousands)

For the period
January 1, 2020
through
April 21
2021
Investment income
Interest income	$1,353
Prepayment fee income	112
Total investment income	1,465
Expenses
Interest expense	1,165
General and administrative	64
Total expenses	1,229
Net investment income	236
Net realized and unrealized loss on investments
Net realized gain on investments	120
Net realized gain on investments	120
Net unrealized depreciation on investments	(392)
Net unrealized depreciation on investments	(392)
Net realized and unrealized loss on investments	(272)
Net decrease in net assets resulting from operations	$(36)

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

As of December 31, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)         Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

(c)         Changes in internal controls over financial reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

None

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.         Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.         Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)   Financial statements

(1)	Financial statements — Refer to Item 8 starting on page 86.

(2)	Financial statement schedules — None

(3)	Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010)

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit (b) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010)

4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N‑2, filed on July 19, 2010)

4.2

Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N‑2, File No. 333‑178516, filed on March 23, 2012)

4.3

Second Supplemental Indenture, dated as of September 29, 2017, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(12) of the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form N‑2, File No. 333‑201886, filed on September 29, 2017)

4.4	Form of 6.25% Notes due 2022 (included as part of Exhibit 4.3)

4.5

Third Supplemental Indenture, dated as of September 29, 2017, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on March 30, 2021)

4.6	Form of 4.875% Notes due 2026 (included as part of Exhibit 4.5)

4.7	Fourth Supplemental Indenture, dated as of June 15, 2022, between the Company and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on June 15, 2022)

4.8	Form of 6.25% Notes due 2027 (included as part of Exhibit 4.7)

4.9*	Description of Securities

10.1	Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K, filed on March 8, 2019)

10.2	Form of Custodial Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N‑2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010)

10.4

Form of Trademark License Agreement by and between the Company and Horizon Technology Finance Management, LLC (Incorporated by reference to exhibit (k)(2) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010)

10.5	Form of Dividend Reinvestment Plan (Incorporated by reference to exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010)

10.6

Amended and Restated Loan and Security Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Key Equipment Finance Inc., as the arranger and the agent (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10‑K, filed on March 11, 2014)

10.7

Amendment No. 1 to Amended and Restated Loan Agreement, dated as of August 12, 2015, by and among Horizon Credit II LLC, as the borrower, Alostar Bank of Commerce, as lender, and KeyBank National Association, as lender, arranger and agent (Incorporated by reference to Exhibit (k)(13) of Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form N‑2, filed on August 19, 2015)

Exhibit No.	Description
10.8

Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the buyer, Horizon Technology Finance Corporation, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and Key Equipment Finance Inc., as the agent (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10‑K, filed on March 11, 2014)

10.9

Agreement Regarding Loan Assignment and Related Matters, dated as of November 4, 2013, by and among Horizon Credit II LLC, Wells Fargo Capital Finance, LLC and Key Equipment Finance Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10‑K, filed on March 11, 2014)

10.10

Joinder Agreement, dated April 27, 2016, by and among MUFG Union Bank, N.A., as lender, KeyBank National Association as agent, Horizon Credit II LLC, as borrower, and the Company, as servicer (Incorporated by reference to Exhibit (k)(11) to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N‑2, File No. 333‑201886, filed on June 10, 2016)

10.11

Amendment No. 2 to Amended and Restated Loan Agreement, dated as of April 6, 2018, by and among Horizon Credit II LLC, as the borrower, State Bank and Trust Company (successor by merger to AloStar Bank of Commerce), as lender, MUFG Union Bank, N.A., as lender, and KeyBank National Association (successor by merger to Key Equipment Finance Inc.) as lender, arranger, and agent (Incorporated by reference to Exhibit 10.01 of the Quarterly Report on Form 10‑Q of the Company, filed on May 1, 2018)

10.12

Horizon Secured Loan Fund I Limited Liability Company Agreement dated June 1, 2018, by and between the Company and Arena Sunset SPV, LLC (Incorporated by reference to Exhibit (k)(9) to the Company’s Registration Statement on Form N‑2, File No. 333‑225698, filed on June 18, 2018)

10.13

Amendment No. 3 to Amended and Restated Loan Agreement, dated as of December 28, 2018, by and among Horizon Credit II LLC, as the borrower, State Bank and Trust Company (successor by merger to AloStar Bank of Commerce), as lender, MUFG Union Bank, N.A., as lender, and KeyBank National Association (successor by merger to Key Equipment Finance Inc.) as lender, arranger, and agent (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10‑K, filed on March 5, 2019)

10.14

Underwriting Agreement, dated as of March 21, 2019, by and among the Company, Horizon Technology Finance Management LLC, and Morgan Stanley & Co. LLC, as representative of the several underwriters named therein (Incorporated by reference to Exhibit (h)(3) of the Company’s Post-Effective Amendment No. 1, filed on March 26, 2019)

10.15

Equity Distribution Agreement, dated as of August 2, 2019, by and among the Company, Horizon Technology Management LLC, Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8‑K, filed on August 2, 2019)

10.16

Note Purchase Agreement, dated as of August 6, 2019, by and among the Company, Horizon Funding Trust 2019‑1, the Issuer, Horizon Funding 2019‑1 LLC, the Trust Depositor, and KeyBanc Capital Markets Inc., as Initial Purchaser (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019)

10.17

Indenture, dated as of August 13, 2019, by and between Horizon Funding Trust 2019‑1, as the Issuer, and US Bank National Association, as the Trustee (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019).

10.18

Sale and Contribution Agreement, dated as of August 13, 2019, by and between the Company, as the Seller, and Horizon Funding 2019‑1 LLC, as the Trust Depositor (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019).

Exhibit No.	Description
10.19

Sale and Servicing Agreement, dated as of August 13, 2019, by and among the Company, as the Seller and as the Servicer, Horizon Funding Trust 2019‑1, as the Issuer, Horizon Funding 2019‑1 LLC, as the Trust Depositor, and US Bank National Association, as the Trustee, Backup Servicer, Custodian and Securities Intermediary (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019).

10.20

Administration Agreement, dated as of August 13, 2019, among Horizon Funding Trust 2019‑1, as Issuer, the Company, as Administrator, Wilmington Trust, National Association, as Owner Trustee, and US Bank National Association, as Trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019).

10.21

Amended and Restated Trust Agreement, dated as of August 13, 2019, Horizon Funding 2019‑1 LLC, as the Trust Depositor, and Wilmington Trust, National Association, as the Owner Trustee (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019).

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

10.27

Supplemental Indenture, dated as of June 5, 2020, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8 K, filed on June 26, 2020)

10.28

Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated as of June 29, 2020, among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed on June 30, 2020)

10.29

Equity Distribution Agreement, dated as of June 30, 2020, by and among the Company, Horizon Technology Management LLC, Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8 K, filed on July 30, 2020)

10.30

Underwriting Agreement, dated as of March 23, 2021, by and among the Company, Horizon Technology Finance Management LLC, and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named therein (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on March 25, 2021)

10.31

Second Amended and Restated Loan and Security Agreement, dated as of June 22, 2021, among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 23, 2021)

10.32

Second Amended and Restated Sale and Servicing Agreement, dated as of June 22, 2021, by and among Horizon Credit II LLC, as the buyer, Horizon Technology Finance Corporation, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and KeyBank National Association, as the agent (Incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K, filed on June 23, 2021)

10.33

Amendment No. 3 to Sale and Servicing Agreement, dated as of February 25, 2022, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Lending Fund I LLC, as originator and seller, Horizon Technology Finance Corporation, the servicer, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on February 28, 2022).

10.34

Second Amended and Restated Note Funding Agreement, dated as of February 25, 2022, between Horizon Funding I, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on February 28, 2022).

Exhibit No.	Description
10.35

Second Supplemental Indenture, dated as of February 25, 2022, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on February 28, 2022).

10.36	Underwriting Agreement, dated March 9, 2022, among Horizon Technology Finance Corporation, Horizon Technology Finance Management LLC and Morgan Stanley & Co. LLC, as representative of the several underwriters named on Schedule A thereto (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on March 14, 2022).

10.37	Underwriting Agreement, dated as of June 8, 2022, by and among the Company, Horizon Technology Finance Management LLC, and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named therein (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 13, 2022).

10.38	Note Purchase Agreement, dated as of October 26, 2022, by and among the Company, Horizon Funding Trust 2022-1, the issuer, Horizon Funding 2022-1 LLC, the trust depositor, and KeyBanc Capital Markets Inc., as initial purchaser (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

10.39	Indenture, dated as of November 9, 2022, by and among Horizon Funding Trust 2022-1, as the issuer, U.S. Bank National Association, as the trustee, and U.S. Bank National Association, as the securities intermediary (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

10.40	Sale and Contribution Agreement, dated as of November 9, 2022, by and among the Company, as the seller, and Horizon Funding 2022-1 LLC, as the trust depositor (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

10.41	Sale and Servicing Agreement, dated as of November 9, 2022, by and among the Company, as the seller and as the servicer, Horizon Funding Trust 2022-1, as the issuer, Horizon Funding 2022-1 LLC, as the trust depositor, U.S. Bank Trust Company, National Association, as the trustee, and U.S. Bank National Association, as backup servicer, custodian and securities intermediary (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

10.42	Administration Agreement, dated as of November 9, 2022, by and among Horizon Funding Trust 2022-1, as issuer, the Company, as administrator, Wilmington Trust, National Association, as owner trustee, and U.S. Bank Trust Company, National Association, as trustee(Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

14.1*	Code of Ethics of the Company

21*	List of Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page hereto)

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10‑K, filed on March 16, 2011)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: February 28, 2023	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert D. Pomeroy, Jr., Daniel R. Trolio and Gerald A. Michaud as his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors and Chief
Robert D. Pomeroy, Jr.	Executive Officer (Principal Executive Officer)	February 28, 2023

/s/ Daniel R. Trolio	Chief Financial Officer and
Daniel R. Trolio	Treasurer (Principal Financial Officer)	February 28, 2023

/s/ Lynn D. Dombrowski	Chief Accounting Officer
Lynn D. Dombrowski	(Principal Accounting Officer)	February 28, 2023

/s/ Gerald A. Michaud
Gerald A. Michaud	President and Director	February 28, 2023

/s/ James J. Bottiglieri
James J. Bottiglieri	Director	February 28, 2023

/s/ Edmund V. Mahoney
Edmund V. Mahoney	Director	February 28, 2023

/s/ Elaine A. Sarsynski
Elaine A. Sarsynski	Director	February 28, 2023

/s/ Joseph J. Savage
Joseph J. Savage	Director	February 28, 2023