Form 10-Q
period 2023-03-31
Horizon Technology Finance Corp
filed 2023-05-02
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of May 2, 2023 was 28,656,554.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $724,162 and $721,248, respectively)	$714,466	$720,026
Non-controlled affiliate investments at fair value (cost of $0 and $0, respectively) (Note 5)	846	—
Total investments at fair value (cost of $724,162 and $721,248, respectively) (Note 4)	715,312	720,026
Cash	19,844	20,612
Investments in money market funds	23,698	7,066
Restricted investments in money market funds	2,987	2,788
Interest receivable	13,843	13,573
Other assets	2,554	2,761
Total assets	$778,238	$766,826

Liabilities
Borrowings (Note 7)	$439,645	$434,078
Distributions payable	9,365	9,159
Base management fee payable (Note 3)	1,059	1,065
Incentive fee payable (Note 3)	2,978	1,392
Other accrued expenses	3,508	2,684
Total liabilities	456,555	448,378

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 28,544,822 and 27,920,838 shares issued and 28,377,357 and 27,753,373 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	30	29
Paid-in capital in excess of par	393,312	385,921
Distributable earnings (loss)	(71,659)	(67,502)
Total net assets	321,683	318,448
Total liabilities and net assets	$778,238	$766,826
Net asset value per common share	$11.34	$11.47

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2023	2022
Investment income
Interest income on non-affiliate investments	$27,399	$13,853
Fee income on non-affiliate investments	638	351
Total investment income	28,037	14,204
Expenses
Interest expense	7,120	3,424
Base management fee (Note 3)	3,201	2,244
Performance based incentive fee (Note 3)	2,978	1,424
Administrative fee (Note 3)	440	362
Professional fees	658	577
General and administrative	445	344
Total expenses	14,842	8,375
Net investment income before excise tax	13,195	5,829
Provision for excise tax	184	100
Net investment income	13,011	5,729
Net realized and unrealized loss
Net realized (loss) gain on non-affiliate investments	(168)	30
Net realized (loss) gain on investments	(168)	30
Net unrealized depreciation on non-affiliate investments	(8,383)	(2,287)
Net unrealized appreciation on non-controlled affiliate investments	846	—
Net unrealized appreciation on controlled affiliate investments	—	50
Net unrealized depreciation on investments	(7,537)	(2,237)
Net realized and unrealized loss	(7,705)	(2,207)
Net increase in net assets resulting from operations	$5,306	$3,522
Net investment income per common share	$0.46	$0.26
Net increase in net assets resulting from operations per common share	$0.19	$0.16
Distributions declared per share	$0.33	$0.30
Weighted average shares outstanding	28,227,100	21,904,160

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2021	21,217,460	$22	$301,359	(56,046)	$245,335
Issuance of common stock, net of offering costs	2,750,171	3	38,184	—	38,187
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	5,729	5,729
Net realized gain on investments	—	—	—	30	30
Net unrealized depreciation on investments	—	—	—	(2,237)	(2,237)
Issuance of common stock under dividend reinvestment plan	9,506	—	145	—	145
Distributions declared	—	—	—	(7,200)	(7,200)
Balance at March 31, 2022	23,977,137	25	339,688	(59,724)	279,989

Balance at December 31, 2022	27,753,373	29	385,921	(67,502)	318,448
Issuance of common stock, net of offering costs	605,848	1	7,173	—	7,174
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	13,011	13,011
Net realized loss on investments	—	—	—	(168)	(168)
Net unrealized depreciation on investments	—	—	—	(7,537)	(7,537)
Issuance of common stock under dividend reinvestment plan	18,136	—	218	—	218
Distributions declared	—	—	—	(9,463)	(9,463)
Balance at March 31, 2023	28,377,357	$30	$393,312	$(71,659)	$321,683

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,306	$3,522
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	478	336
Net realized loss (gain) on investments	168	(30)
Net unrealized depreciation on investments	7,537	2,237
Purchase of investments	(47,008)	(94,485)
Principal payments received on investments	39,756	14,145
Payment-in-kind interest on investments	(1,204)	—
Proceeds from sale of investments	6,520	21,280
Changes in assets and liabilities:
Decrease (increase) in interest receivable	840	(866)
Increase in end-of-term payments	(1,017)	(1,285)
Decrease in unearned income	(1,148)	(81)
Decrease in other assets	98	652
Increase (decrease) in other accrued expenses	824	(274)
(Decrease) increase in base management fee payable	(6)	79
Increase (decrease) in incentive fee payable	1,586	(591)
Net cash provided by (used in) operating activities	12,730	(55,361)
Cash flows from financing activities:
Repayment of 2019 Asset-Backed Notes	(4,783)	(12,352)
Proceeds from issuance of common stock, net of offering costs	7,174	38,187
Advances on Credit Facilities	10,000	25,000
Repayment of Credit Facilities	—	(20,000)
Debt issuance costs	(19)	(550)
Distributions paid	(9,039)	(6,227)
Net cash provided by financing activities	3,333	24,058
Net increase (decrease) in cash, cash equivalents and restricted cash	16,063	(31,303)
Cash, cash equivalents and restricted cash:
Beginning of period	30,466	47,281
End of period	$46,529	$15,978

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,623	$3,044
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$141	$1,174
Distributions payable	$9,365	$7,193
End-of-term payments receivable	$10,799	$6,522
Non-cash income	$3,944	$1,424

	March 31,
	2023	2022
Cash	$19,844	$12,452
Investments in money market funds	23,698	2,011
Restricted investments in money market funds	2,987	1,515
Total cash, cash equivalents and restricted cash	$46,529	$15,978

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 222.1% (8)
Non-Affiliate Debt Investments — 212.8% (8)
Non-Affiliate Debt Investments — Life Science — 95.7% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	14.25%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	$2,913	$2,860	$2,779
		Term Loan	14.25%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	2,885	2,832	2,752
		Term Loan	14.25%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	1,442	1,416	1,375
		Term Loan	14.25%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	2,885	2,829	2,749
		Term Loan	14.25%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	2,885	2,829	2,749
		Term Loan	14.25%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	1,442	1,412	1,370
		Term Loan	14.25%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	1,442	1,412	1,370
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.88%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,895	4,895
		Term Loan	12.88%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,967	4,967
		Term Loan	12.88%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,977	2,977
		Term Loan	12.88%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,967	4,967
		Term Loan	12.88%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,970	4,970
		Term Loan	12.88%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,980	2,980
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.57%	Libor	4.72%	9.75%	-	5.00%	June 1, 2024	1,979	1,965	1,965
		Term Loan	12.57%	Libor	4.72%	9.75%	-	5.00%	June 1, 2024	1,979	1,966	1,966
		Term Loan	12.57%	Libor	4.72%	9.75%	-	5.00%	November 1, 2025	5,000	4,930	4,930
		Term Loan	12.57%	Libor	4.72%	9.75%	-	5.00%	May 1, 2026	5,000	4,921	4,921
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan	12.25%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	10,000	9,880	9,880
		Term Loan	12.25%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	15,000	14,819	14,819
		Term Loan	12.25%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	6,000	5,928	5,928
		Term Loan	12.25%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	6,000	5,928	5,928
		Term Loan	12.25%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	4,000	3,952	3,952
		Term Loan	12.25%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	4,000	3,952	3,952
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan	13.75%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	4,500	4,371	4,352
		Term Loan	13.75%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	2,250	2,187	2,177
IMV Inc. (2)(5)(12)	Biotechnology	Term Loan	13.75%	Prime	5.75%	9.00%	-	5.00%	July 1, 2025	5,000	4,951	4,759
		Term Loan	13.75%	Prime	5.75%	9.00%	-	5.00%	July 1, 2025	2,500	2,476	2,380
		Term Loan	13.75%	Prime	5.75%	9.00%	-	5.00%	January 1, 2026	5,000	4,953	4,761
		Term Loan	13.75%	Prime	5.75%	9.00%	-	5.00%	January 1, 2026	5,000	4,953	4,761
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Term Loan	12.75%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,082	6,082
		Term Loan	12.75%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,182	6,182
Native Microbials, Inc (2) (12)	Biotechnology	Term Loan	13.25%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	3,750	3,707	3,707
		Term Loan	13.25%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	2,500	2,472	2,472
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	13.75%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	10,000	9,714	9,714
		Term Loan	13.75%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,702	3,702
		Term Loan	13.75%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,702	3,702
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	13.17%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	4,667	4,606	4,606
		Term Loan	13.17%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	4,667	4,606	4,606
		Term Loan	13.17%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,287	2,287
		Term Loan	13.17%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,287	2,287
		Term Loan	13.17%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,282	2,282
		Term Loan	13.17%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,282	2,282

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	13.50%		Prime	5.50%	8.75%	-	6.00%	October 1, 2025	5,000	4,922	4,922
		Term Loan	13.50%		Prime	5.50%	8.75%	-	6.00%	October 1, 2025	2,500	2,461	2,461
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	14.25%		Prime	6.25%	9.50%	-	6.00%	April 1, 2026	2,500	2,467	2,361
		Term Loan	14.25%		Prime	6.25%	9.50%	-	6.00%	April 1, 2026	2,500	2,467	2,361
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	11.25%		Prime	3.50%	8.25%	-	5.50%	October 1, 2024	5,000	4,977	4,977
		Term Loan	11.25%		Prime	3.50%	8.25%	-	5.50%	October 1, 2024	5,000	4,977	4,977
		Term Loan	11.25%		Prime	3.50%	8.25%	-	5.50%	October 1, 2024	2,500	2,481	2,481
		Term Loan	11.25%		Prime	3.50%	8.25%	-	5.50%	October 1, 2024	2,500	2,481	2,481
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	13.50%		Prime	5.50%	8.75%	-	6.00%	August 1, 2026	5,000	4,940	4,940
		Term Loan	13.50%		Prime	5.50%	8.75%	-	6.00%	August 1, 2026	2,500	2,470	2,470
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	12.67%		Libor	8.00%	9.25%	-	10.36%	July 1, 2025	3,960	3,904	3,904
		Term Loan	12.67%		Libor	8.00%	9.25%	-	10.36%	July 1, 2025	3,960	3,904	3,904
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan	13.00	% (11)	Prime	5.25%	8.50%	-	20.00%	June 30, 2023	2,528	2,528	2,528
		Term Loan	13.00	% (11)	Prime	5.25%	8.50%	-	20.00%	June 30, 2023	2,528	2,528	2,528
		Term Loan	13.00	% (11)	Prime	5.25%	8.50%	-	50.00%	June 30, 2023	200	200	200
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	12.87%		Libor	8.20%	10.00%	-	5.00%	January 1, 2024	1,250	1,239	1,239
		Term Loan	12.87%		Libor	8.20%	10.00%	-	5.00%	January 1, 2024	83	83	83
		Term Loan	12.87%		Libor	8.20%	10.00%	-	5.00%	March 1, 2024	1,600	1,587	1,587
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan	14.00%		Prime	6.25%	9.50%	-	4.00%	October 1, 2024	2,771	2,715	2,715
		Term Loan	14.00%		Prime	6.25%	9.50%	-	4.00%	June 1, 2025	1,000	977	977
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan	12.75%		Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,946	4,946
		Term Loan	12.75%		Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,946	4,946
		Term Loan	12.75%		Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,940	4,940
		Term Loan	12.75%		Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,941	4,941
		Term Loan	12.75%		Prime	5.00%	9.75%	-	4.00%	January 1, 2027	5,000	4,920	4,920
		Term Loan	12.75%		Prime	5.00%	9.75%	-	4.00%	January 1, 2027	5,000	4,920	4,920
Robin Healthcare, Inc. (2)(12)	Medical Device	Term Loan	13.50%		Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,413	3,413
		Term Loan	13.50%		Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,463	3,463
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	12.50%		Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,601	3,601
		Term Loan	12.50%		Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,710	3,710
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	14.25%		Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,478	2,478
		Term Loan	14.25%		Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,478	2,478
		Term Loan	14.25%		Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,478	2,478
		Term Loan	14.25%		Prime	6.50%	9.75%	-	8.00%	April 1, 2026	2,500	2,459	2,459
		Term Loan	14.25%		Prime	6.50%	9.75%	-	8.00%	May 1, 2026	2,500	2,458	2,458
Spineology, Inc. (2)(12)	Medical Device	Term Loan	15.00%		Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,969	4,969
		Term Loan	15.00%		Prime	7.00%	10.25%	-	1.00%	April 1, 2026	2,500	2,483	2,483

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	13.00%	Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,457	3,457
		Term Loan	13.00%	Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,457	3,457
		Term Loan	13.25%	Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,447	3,447
		Term Loan	13.25%	Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,447	3,447
Total Non-Affiliate Debt Investments — Life Science											309,108	307,749
Non-Affiliate Debt Investments — Sustainability — 25.8% (8)
Aerofarms, Inc. (2)(12)	Other Sustainability	Term Loan	14.75%	Prime	6.75%	10.00%	-	3.00%	April 1, 2026	3,750	3,704	3,585
		Term Loan	14.75%	Prime	6.75%	10.00%	-	3.00%	April 1, 2026	3,750	3,704	3,585
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Term Loan	15.00%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,383	7,245
		Term Loan	15.00%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,383	7,245
		Term Loan	15.00%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,383	7,245
		Term Loan	15.00%	Prime	7.00%	10.25%	-	2.50%	July 1, 2026	5,000	4,912	4,820
		Term Loan	15.00%	Prime	7.00%	10.25%	-	2.50%	July 1, 2026	5,000	4,912	4,820
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	14.75%	Prime	6.75%	10.00%	-	2.75%	April 1, 2026	5,000	4,935	4,935
		Term Loan	14.75%	Prime	6.75%	10.00%	-	2.75%	April 1, 2026	2,500	2,467	2,467
		Term Loan	14.75%	Prime	6.75%	10.00%	-	2.75%	May 1, 2026	5,000	4,932	4,932
		Term Loan	14.75%	Prime	6.75%	10.00%	-	2.75%	May 1, 2026	2,500	2,466	2,466
		Term Loan	13.50%	Prime	5.50%	11.75%	-	2.75%	December 1, 2026	5,000	4,909	4,909
		Term Loan	13.50%	Prime	5.50%	11.75%	-	2.75%	December 1, 2026	2,500	2,454	2,454
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	14.75%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,706	3,706
		Term Loan	14.75%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,720	3,720
		Term Loan	14.75%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	7,500	7,431	7,431
		Term Loan	14.75%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,715	3,715
		Term Loan	14.75%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,715	3,715
Total Non-Affiliate Debt Investments — Sustainability											83,831	82,995
Non-Affiliate Debt Investments — Technology — 83.2% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	13.75%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,459	7,459
		Term Loan	13.75%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,459	7,459
		Term Loan	13.75%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,459	7,459
Better Place Forests Co. (12)(13)	Consumer-related Technologies	Term Loan	14.25%	Prime	6.25%	9.50%	-	1.85%	July 1, 2025	5,000	4,951	3,467
		Term Loan	14.25%	Prime	6.25%	9.50%	-	1.85%	October 1, 2025	2,500	2,474	1,733
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.25%	Prime	7.25%	10.50%	-	3.00%	May 1, 2026	3,500	3,464	3,464
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	13.50%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,333	2,318	2,318
		Term Loan	13.50%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,333	2,318	2,318

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,520	3,520
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,239	1,239
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,717	3,717
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,239	1,239
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,717	3,717
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,239	1,239
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,701	3,701
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,701	3,701
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	April 1, 2028	3,750	3,698	3,698
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.00%		Prime	5.00%	5.00%	-	4.00%	March 1, 2027	2,000	1,165	1,165
		Term Loan	13.00%		Prime	5.00%	5.00%	-	4.00%	March 1, 2027	3,000	1,748	1,748
		Term Loan	11.50%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	11.50%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
Interior Define, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	14.50%		Prime	6.50%	9.75%	-	4.00%	January 1, 2026	3,246	3,162	—
		Term Loan	14.50%		Prime	6.50%	9.75%	-	4.00%	January 1, 2026	2,963	2,886	—
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.50%		Prime	2.50%	8.00%	-	-	September 1, 2027	2,598	2,586	2,330
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	14.75%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	5,000	4,961	4,961
		Term Loan	14.75%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	2,500	2,480	2,480
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.50	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,169	5,121	4,883
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,067	2,050	1,955
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,584	2,564	2,446
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	3,101	3,076	2,934
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,584	2,548	2,430
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,584	2,548	2,430
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,169	5,093	4,859
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,584	2,545	2,428
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.00%		Prime	6.25%	9.50%	-	4.00%	August 1, 2027	2,500	2,355	2,355
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.00%		Prime	7.25%	10.50%	-	3.00%	March 1, 2025	2,300	2,277	2,277
		Term Loan	15.00%		Prime	7.25%	10.50%	-	3.00%	March 1, 2025	2,300	2,277	2,277
		Term Loan	15.00%		Prime	7.25%	10.50%	-	3.00%	September 1, 2025	2,900	2,870	2,870
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.75	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	1,065	1,041	1,041
		Term Loan	15.75	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	533	520	520
		Term Loan	15.75	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	533	521	521
Liqid, Inc. (2)(12)	Networking	Term Loan	14.00%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	2,833	2,793	2,793
		Term Loan	14.00%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	2,833	2,793	2,793
		Term Loan	14.00%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,417	1,395	1,395
		Term Loan	14.00%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,417	1,395	1,395
		Term Loan	14.00%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,417	1,371	1,371
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.50%		Prime	6.75%	10.00%	-	5.00%	March 1, 2026	2,500	2,488	2,488
		Term Loan	14.50%		Prime	6.75%	10.00%	-	5.00%	March 1, 2026	2,500	2,488	2,488
		Term Loan	14.50%		Prime	6.75%	10.00%	-	3.00%	March 1, 2027	2,500	2,467	2,467
		Term Loan	14.50%		Prime	6.75%	10.00%	-	3.00%	March 1, 2027	2,500	2,467	2,467
Decisyon, Inc. (12)	Software	Term Loan	17.43%		Prime	9.43%	12.68%	-	50.43%	December 31, 2022	3,284	3,284	2,750

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Dropoff, Inc. (2)(12)	Software	Term Loan	14.50%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,500	6,359	6,359
		Term Loan	14.50%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,000	5,869	5,869
		Term Loan	14.50%	Prime	6.50%	9.75%	-	3.50%	August 1, 2026	2,500	2,442	2,442
Engage3, LLC (2)(12)	Software	Term Loan	14.00%	Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,680	3,680
		Term Loan	14.00%	Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,720	3,720
Groundspeed Analytics, Inc. (2)(12)	Software	Term Loan	13.50%	Prime	5.50%	11.00%	18.00%	3.00%	December 1, 2026	5,000	4,802	4,802
		Term Loan	13.50%	Prime	5.50%	11.00%	18.00%	3.00%	December 1, 2026	5,000	4,953	4,953
		Convertible Note	15.00%						September 10,2024	500	500	500
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	13.50%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,843	9,843
		Term Loan	13.50%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,843	9,843
		Term Loan	13.50%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,921	4,921
		Term Loan	13.50%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,921	4,921
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	14.50%	Prime	6.50%	9.75%	-	2.50%	March 1, 2026	5,000	4,953	4,953
		Term Loan	14.50%	Prime	6.50%	9.75%	-	2.50%	March 1, 2026	2,500	2,477	2,477
Lytics, Inc. (2)(12)	Software	Term Loan	13.75%	Prime	6.00%	9.25%	-	3.00%	November 1, 2026	2,500	2,411	2,411
		Term Loan	13.75%	Prime	6.00%	12.25%	-	3.00%	December 1, 2026	1,250	1,232	1,232
		Term Loan	13.75%	Prime	6.00%	12.25%	-	3.00%	April 1, 2027	1,000	984	984
Noodle Partners, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.00%	12.00%	-	3.00%	March 1, 2027	10,000	9,733	9,733
		Term Loan	13.00%	Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,928	4,928
		Term Loan	13.00%	Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,928	4,928
Reputation Institute, Inc. (2)(12)	Software	Term Loan	15.00%	Prime	7.25%	10.50%	-	3.00%	August 1, 2025	4,833	4,772	4,772
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	13.75%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,940	4,940
		Term Loan	13.75%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,940	4,940
		Term Loan	13.75%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,875	4,875
		Term Loan	13.75%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,940	4,940
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	14.25%	Prime	6.50%	9.75%	-	4.00%	February 1, 2025	3,208	3,183	3,183
		Term Loan	14.25%	Prime	6.50%	9.75%	-	4.00%	February 1, 2025	3,208	3,183	3,183
		Term Loan	14.25%	Prime	6.50%	9.75%	-	4.00%	December 1, 2025	2,500	2,475	2,475
		Term Loan	14.25%	Prime	6.50%	9.75%	-	4.00%	December 1, 2025	2,500	2,475	2,475
Total Non-Affiliate Debt Investments — Technology											277,916	267,673
Non-Affiliate Debt Investments — Healthcare information and services — 8.1% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan	14.00%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,388	2,388
		Term Loan	14.00%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,476	2,476
		Term Loan	14.00%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	5,000	4,951	4,951
Secure Transfusion Services, Inc. (12)(13)	Other Healthcare	Term Loan	13.75%	Prime	5.75%	9.00%	-	4.00%	October 1, 2025	4,719	4,658	46
		Term Loan	13.75%	Prime	5.75%	9.00%	-	4.00%	December 31, 2025	2,217	2,182	5
BrightInsight, Inc. (2)(12)	Software	Term Loan	13.25%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	7,000	6,663	6,663
		Term Loan	13.25%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,452	3,452
		Term Loan	13.25%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,452	3,452
		Term Loan	13.50%	Prime	5.50%	9.50%	-	3.00%	April 1, 2028	2,750	2,704	2,704
Total Non-Affiliate Debt Investments — Healthcare information and services											32,926	26,137
Total Non- Affiliate Debt Investments											703,781	684,554

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 8.0% (8)
Non-Affiliate Warrants — Life Science — 2.1% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	26,444	311	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	7,404	214	329
Corvium, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	661,956	53	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	256
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	463,915	126	—
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	47,452	366	—
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	66	—
IMV Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	39,774	67	—
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Preferred Stock Warrant	48,076	50	56
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	252,161	141	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	103,679	64	159
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	937
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	254,609	401	128
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	Common Stock Warrant	7,051	17	2
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	264	28
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	95,293	44	—
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	72	9
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	1,175	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,196
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	27,330	48	31
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	1,862
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	145,483	69	206
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	775,000	144	173
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,972,222	221	221
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,375,727	153	148
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	72
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	317,647	124	51

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	194	379
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	98
Robin Healthcare, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	86,066	16	15
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	19,662	40	45
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	605,313	98	120
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	408	53	1
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock Warrant	135,484	71	81
Total Non-Affiliate Warrants — Life Science				4,158	6,603
Non-Affiliate Warrants — Sustainability — 0.2% (8)
Aerofarms, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	201,537	61	72
LiquiGlide, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	61,359	39	53
Nexii Building Solutions, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	204,195	490	1
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	681	214	354
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	34,604	118	259
Total Non-Affiliate Warrants — Sustainability				922	739
Non-Affiliate Warrants — Technology — 5.1% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	64
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	3,251
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	91	170
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	64
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	—
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock Warrant	2,672	26	—
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	68	1,057
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	17,605	22	—
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	124
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	33,742	70	237
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,312,500	2,942	2,674
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	143	29	36
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,261,253	197	17
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,600	104	104
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	427
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	532
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	111
Updater, Inc.(2)(12)	Consumer-related Technologies	Common Stock Warrant	108,333	34	42
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	903
Silk, Inc. (2)(12)	Data Storage	Preferred and Common Stock Warrant	442,110	234	399
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	352
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	1,231
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	237
Halio, Inc. (2)(12)	Power Management	Preferred Stock Warrant	5,002,574	1,585	2,808
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred and Common Stock Warrants	6,081	57	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	77,828	21	67
Decisyon, Inc. (12)	Software	Common Stock Warrant	82,967	46	—
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	196
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	—
Groundspeed Analytics, Inc. (2)(12)	Software	Preferred Stock Warrant	86,300	7	1
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	275	287
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	35	40
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	71,305	19	53
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	85,543	43	46
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	116
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	61	46
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	97
Riv Data Corp. (2)(12)	Software	Preferred Stock Warrant	321,428	12	296
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	135
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	140
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	11
Total Non-Affiliate Warrants — Technology				9,231	16,371

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
Hound Labs, Inc (2) (12)	Diagnostics	Preferred Stock Warrant	159,893	47	53
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	102	1,363
Secure Transfusion Services, Inc. (12)	Other Healthcare	Preferred Stock Warrant	77,690	48	—
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	85,066	167	175
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	354
Total Non-Affiliate Warrants — Healthcare information and services				424	1,945
Total Non-Affiliate Warrants				14,735	25,658
Non-Affiliate Other Investments — 0.4% (8)
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,200	1,100
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				1,200	1,300
Non-Affiliate Equity — 0.9% (8)
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Common Stock	32,831	356	356
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	25
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	83
Lumithera, Inc. (12)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (12)	Other Sustainability	Preferred Stock	22,313	8	27
Branded Online, Inc. (2)(5)	Software	Common Stock	5,398	1,075	14
Decisyon, Inc. (12)	Software	Preferred and Common Stock	72,638,663	229	—
Lotame, Inc. (12)	Software	Preferred Stock	66,127	5	193
Axiom Space, Inc. (12)	Technology	Preferred Stock	1,810	261	306
Total Non-Affiliate Equity				4,446	2,954
Total Non-Affiliate Portfolio Investment Assets				$724,162	$714,466
Non-controlled Affiliate Investments — 0.3% (8)
Non-controlled Affiliate Equity — Life Science —0.3% (8)
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	600,000	—	846
Total Non-Controlled Affiliate Equity				$—	846
Total Non-Controlled Affiliate Portfolio Investment Assets				$—	846
Total Portfolio Investment Assets — 222.4% (8)				$724,162	$715,312

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)

Has been pledged as collateral under the revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”, together with the Key Facility, the "Credit Facilities") with several entities owned or affiliated with New York Life Insurance Company (“NYL Noteholders”), the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (the “2019 Asset-Backed Notes”), and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $157.8 million securitization of secured loans the Company completed on November 9, 2022 (the “2022 Asset-Backed Notes”).

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. All debt investments based on the London InterBank Offered Rate (“LIBOR”) are based on one-month LIBOR. For each debt investment, the current interest rate in effect as of  March 31, 2023 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of March 31, 2023, 6.3% and 6.2% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of March 31, 2023.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Technology — 5.1% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	67
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	139	3,265
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	173
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	64
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	—
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	10,690	26	—
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	68	1,069
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	17,605	20	61
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	125
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	31,966	56	233
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,312,500	2,947	2,947
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,710	103	—
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	143	29	37
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,261,253	197	17
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,600	104	104
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	429
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	534
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	22
Updater, Inc.(2)(12)	Consumer-related Technologies	Common Stock Warrant	108,333	34	42
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	909
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	442,110	234	407
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	357
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	802
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	243
Halio, Inc. (2)(12)	Power Management	Preferred Stock Warrant	5,002,574	1,585	2,610
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred and Common Stock Warrants	6,081	56	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	77,828	21	69
Decisyon, Inc. (12)	Software	Common Stock Warrant	82,967	46	—
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	197
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	3
Groundspeed Analytics, Inc. (2)(12)	Software	Preferred Stock Warrant	86,300	6	6
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	296
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	41
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	288,115	22	312
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	80,197	40	44
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	56	39
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	46	99
Riv Data Corp. (2)(12)	Software	Preferred Stock Warrant	321,428	12	296
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Skyword, Inc. (12)	Software	Preferred and Common Stock Warrants	301,055	48	1
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	133
Supply Network Visiblity Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	83
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	12
Total Non-Affiliate Warrants — Technology				9,249	16,148
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
Hound Labs, Inc (2) (12)	Diagnostics	Preferred Stock Warrant	159,893	47	54
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	102	1,370
Secure Transfusion Services, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	77,690	47	—
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	80,544	160	170
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	359
Total Non-Affiliate Warrants — Healthcare information and services				416	1,953
Total Non-Affiliate Warrants				14,790	29,712
Non-Affiliate Other Investments — 0.4% (8)
Lumithera, Inc. (2)	Medical Device	Royalty Agreement		1,200	1,100
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				1,200	1,300
Non-Affiliate Equity — 0.8% (8)
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Common Stock	32,831	356	356
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	57
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	8	83
Lumithera, Inc. (2)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (2)	Other Sustainability	Preferred	22,313	8	27
Branded Online, Inc. (2)(5)	Software	Common Stock	108,004	1,079	83
Decisyon, Inc. (12)	Software	Preferred and Common Stock	72,638,663	230	—
Total Non-Affiliate Equity				4,184	2,556
Total Non-Affiliate Portfolio Investment Assets				$721,248	$720,026
Total Portfolio Investment Assets — 226.1% (8)				$721,248	$720,026

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility the 2019 Asset-Backed Notes and/or the 2022 Asset-Backed Notes.

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
(9)

As of December 31, 2022, 6.5% and 6.6% of the Company's total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

Horizon Funding I, LLC (“HFI”) was formed as a Delaware limited liability company on May 9, 2018, with Horizon Secured Loan Fund I LLC, a Delaware limited liability company (“HSLFI”) as its sole member. HFI is a special purpose bankruptcy-remote entity and is a separate legal entity from HSLFI. Any assets conveyed to HFI are not available to creditors of HSLFI or any other entity other than HFI’s lenders. As of April 21, 2020, HSLFI and its subsidiary, HFI, are consolidated by the Company.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 2. Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10‑Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal recurring accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022.

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

Investments

Investments are recorded at fair value. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, on July 29, 2022, the Company's board of directors (the “Board”) designated the Advisor as the Company’s “valuation designee.” The valuation designee determines the fair value of the Company’s portfolio investments and the Board oversees the valuation designee. The Company has the intent to hold its debt investments for the foreseeable future or until maturity or payoff.

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2023, there were three investments on nonaccrual status with a cost of $20.3 million and a fair value of $5.3 million. As of December 31, 2022, there were three investments on non-accrual status with a cost of $20.9 million and a fair value of $8.3 million. For the three months ended March 31, 2023 and 2022, the Company did not recognize any interest income received from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  March 31, 2023 and 2022 was 6.3% and 9.5%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  March 31, 2023 and  December 31, 2022 was $6.6 million and $7.1 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2023 and  December 31, 2022 were $5.3 million and $4.8 million, respectively. The amortization expense for the three months ended March 31, 2023 and 2022 was $0.5 million and $0.3 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2023 and 2022, $0.2 million and $0.1 million, respectively, was accrued for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2023 and  December 31, 2022. The Company’s income tax returns for the 2021, 2020 and 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stockholders’ Equity

On August 2, 2021, the Company entered into an At-The-Market (“ATM”) sales agreement (the “2021 Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (each a “Sales Agent” and, collectively, the “Sales Agents”). The 2021 Equity Distribution Agreement provides that the Company may offer and sell its shares from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by the Company. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2023, the Company sold 605,848 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $7.2 million, including $0.2 million of offering expenses, from these sales.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2023, shares representing approximately $24.1 million of its common stock remain available for issuance and sale under the 2021 Equity Distribution Agreement.

Stock Repurchase Program

On April 28, 2023, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2024 or the repurchase of $5.0 million of the Company’s common stock. During the three months ended March 31, 2023 and 2022, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through March 31, 2023, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Recently issued accounting pronouncement

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. The amendments in ASU 2022-03 are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently assessing the impact of ASU 2022-03 on its consolidated financial statements.

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

On February 23, 2023, the Company announced that an affiliate of Monroe Capital LLC (“Monroe Capital”) has entered into a definitive purchase agreement to acquire one hundred percent (100%) of the membership interests of the Advisor and that the Company’s Board has unanimously approved a new investment management agreement with the Advisor, subject to stockholder approval at the annual meeting of stockholders to be held on May 25, 2023 and the closing of the purchase transaction. The Company is not a party to the definitive purchase agreement. Additional information on the approval of the new investment management agreement can be found in the Company’s proxy statement mailed to stockholders on or around April 6, 2023, and is available on the SEC’s website at http://www.sec.gov, or on the Company’s website at http://www.horizontechfinance.com.

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

The base management fee payable at March 31, 2023 and  December 31, 2022 was $1.1 million. The base management fee expense was $3.2 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

The performance based incentive fee expense was $3.0 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended March 31, 2023, which resulted in $0.2 million of reduced expense and additional net investment income. This deferral represents a contingent future liability and may be paid up to three years after the date of deferment. The total contingent future liability as of March 31, 2023 was $1.3 million. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended March 31, 2022. The performance based incentive fee payable as of March 31, 2023 and  December 31, 2022 was $3.0 million and $1.4 million, respectively. The entire incentive fee payable as of March 31, 2023 and  December 31, 2022 represented part one of the incentive fee.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended March 31, 2023 and 2022.

Note 4. Investments

The following table shows the Company’s investments as of March 31, 2023 and  December 31, 2022:

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$703,781	$684,554	$701,074	$686,458
Warrants	14,735	25,658	14,790	29,712
Other	1,200	1,300	1,200	1,300
Equity	4,446	3,800	4,184	2,556
Total investments	$724,162	$715,312	$721,248	$720,026

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of March 31, 2023 and  December 31, 2022:

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$187,970	$186,981	$193,372	$195,006
Medical Device	129,102	131,823	132,803	135,960
Technology
Communications	22,913	26,168	22,892	26,176
Consumer-Related	107,802	99,140	121,961	114,050
Data Storage	476	1,302	476	1,316
Internet and Media	329	1,583	329	1,159
Networking	10,111	9,984	11,831	11,710
Power Management	1,585	2,808	1,585	2,610
Semiconductors	57	—	56	—
Software	145,706	143,680	120,157	118,716
Sustainability
Energy Efficiency	8	27	8	27
Other Sustainability	84,753	83,734	84,633	85,524
Healthcare Information and Services
Diagnostics	9,862	9,868	9,851	9,858
Other	6,990	1,414	7,559	3,870
Software	16,498	16,800	13,735	14,044
Total investments	$724,162	$715,312	$721,248	$720,026

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended March 31, 2023 were as follows:

			Three months ended March 31, 2023
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	March 31,	Interest
Company	2022	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Cadrenal Therapeutics, Inc.	$—	$—	$—	$—	$—	$846	$—	$846	$—
Total non-controlled affiliates	$—	$—	$—	$—	$—	$846	$—	$846	$—

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

For the three months ended March 31, 2023, there were no transactions related to investments in controlled affiliated companies.

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

Note 6. Fair value

Prior to July 30, 2022, the Board determined the fair value of the Company’s investments. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, on July 29, 2022, the Board designated the Advisor as the Company’s “valuation designee.” The Board is responsible for oversight of the valuation designee. The valuation designee has established a Valuation Committee to determine in good faith the fair value of the Company’s investments, based on input from the Advisor’s management and personnel and independent valuation firms which are engaged at the direction of the Valuation Committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation at least once during a trailing twelve-month period. The Valuation Committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with at least 25% (based on fair value) of the Company’s valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm.

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

The following tables detail the investments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2023 and  December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$684,554	$684,554
Warrant investments	—	1,020	24,638	25,658
Other investments	—	—	1,300	1,300
Equity investments	885	—	2,915	3,800
Total investments	$885	$1,020	$713,407	$715,312

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$686,458	$686,458
Warrant investments	—	3,567	26,145	29,712
Other investments	—	—	1,300	1,300
Equity investments	140	—	2,416	2,556
Total investments	$140	$3,567	$716,319	$720,026

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of March 31, 2023 and  December 31, 2022. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2023:

March 31, 2023
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$644,854	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	14%

	39,700	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 100%	43%

Warrant investments	24,638	Black-Scholes Valuation Model	Price Per Share	0.100 –1,89999	$62.82
			Average Industry Volatility	28%	28%
			Marketability Discount	20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	1,300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	2,915	Last Equity Financing	Price Per Share	$1.00– $215.03	$40.27

Total Level 3 investments	$713,407

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2022:

December 31, 2022
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$669,617	Discounted Expected Future Cash Flows	Hypothetical Market Yield	3% – 22%	14%

	16,545	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 75%	31%

	296	Convertible Note Analysis	Price Per Share	$168.93	$168.93

Warrant investments	26,145	Black-Scholes Valuation Model	Price Per Share	0.000 –1.89999	$58.52
			Average Industry Volatility	28%	28%
			Marketability Discount	20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	1,300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	2,416	Last Equity Financing	Price Per Share	$1.00– $215.03	$26.93

Total Level 3 investments	$716,319

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On March 31, 2023, the closing price of the 2026 Notes on the New York Stock Exchange was $23.39 per note and had an aggregate fair value of $53.8 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On March 31, 2023, the closing price of the 2027 Notes on the New York Stock Exchange was $24.00 per note and had an aggregate fair value of $55.2 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on March 31, 2023, the 2019 Asset-Backed Notes were trading at par value, or $37.8 million, and are categorized as Level 3 within the fair value hierarchy described above. Based on market quotations on March 31, 2023, the 2022 Asset-Backed Notes were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2023:

	Three months ended March 31, 2023
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$686,458	$26,145	$2,416	$1,300	$716,319
Purchase of investments	46,998	—	10	—	47,008
Warrants received and classified as Level 3	—	141	—	—	141
Principal payments received on investments	(39,756)	—	—	—	(39,756)
Payment-in-kind interest on investments	1,204	—	—	—	1,204
Proceeds from sale of investments	(6,508)	(12)	—	—	(6,520)
Net realized gain (loss) on investments	7	(141)	—	—	(134)
Unrealized (depreciation) appreciation included in earnings	(4,566)	(1,490)	189	—	(5,867)
Transfer out of debt investments	(295)	(5)	300	—	—
Other	1,012	—	—	—	1,012
Level 3 assets, end of period	$684,554	$24,638	$2,915	$1,300	$713,407

During the three months ended March 31, 2023, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2023 includes $4.6 million in unrealized depreciation on debt and other investments, $1.4 million in unrealized depreciation on warrant investments and $0.2 million in unrealized appreciation on equity investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2022:

	Three months ended March 31, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$437,317	$19,837	$203	$200	$457,557
Purchase of investments	94,485	—	—	—	94,485
Warrants received and classified as Level 3	—	808	—	—	808
Principal payments received on investments	(14,095)	—	—	(50)	(14,145)
Proceeds from sale of investments	(21,250)	(30)	—	—	(21,280)
Net realized gain on investments	—	30	—	—	30
Unrealized (depreciation) appreciation included in earnings	(3,170)	1,000	—	50	(2,120)
Other	(1,093)	—	—	—	(1,093)
Level 3 assets, end of period	$492,194	$21,645	$203	$200	$514,242

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

As of March 31, 2023 and  December 31, 2022, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of March 31, 2023 and  December 31, 2022:

	March 31, 2023			December 31, 2022
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$125,000	$15,000	$110,000	$125,000	$5,000	$120,000
NYL Facility	200,000	176,750	23,250	200,000	176,750	23,250
2019 Asset-Backed Notes	37,791	37,791	—	42,573	42,573	—
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	577,791	444,541	133,250	582,573	439,323	143,250
Unamortized debt issuance costs attributable to term borrowings	—	(4,896)	—	—	(5,245)	—
Total borrowings outstanding, net	$577,791	$439,645	$133,250	$582,573	$434,078	$143,250

As of March 31, 2023, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of March 31, 2023, the asset coverage for borrowed amounts was 172%.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 22, 2021, the Company amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which the Company  may request advances under the Key Facility to June 22, 2024. The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million from the $125 million commitment. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Key Facility is scheduled to mature on June 22, 2026. The interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.00% and 7.50% on March 31, 2023 and  December 31, 2022, respectively. The average interest rate on the Key Facility for the three months ended March 31, 2023 and 2022 was 7.94% and 4.25%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of March 31, 2023 and  December 31, 2022, the Company had borrowing capacity under the Key Facility of $110.0 million and $120.0 million, respectively. At March 31, 2023 and  December 31, 2022, $47.7 million and $40.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

There were $176.8 million in advances made by the NYL Noteholders as of March 31, 2023 and  December 31, 2022. The interest rate as of March 31, 2023 and  December 31, 2022 was 5.57%. As of March 31, 2023 and  December 31, 2022, the Company had borrowing capacity under the NYL Facility of $23.2 million. At March 31, 2023 and  December 31, 2022, $21.1 million and $23.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At  March 31, 2023 and December 31, 2022, there were approximately $1.3 million and $1.0 million, respectively, of restricted investments.

Securitizations

2019 Asset-Backed Notes

On August 13, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the 2019 Asset-Backed Notes. The 2019 Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC. There has been no change in the rating since August 13, 2019.

The 2019 Asset-Backed Notes were issued by the 2019‑1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the 2019 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The reinvestment period of the 2019 Asset-Backed Notes ended July 15, 2021 and the maturity date is September 15, 2027.

As of March 31, 2023 and  December 31, 2022, the 2019 Asset-Backed Notes had an outstanding principal balance of $37.8 million and $42.6 million, respectively.

Under the terms of the 2019 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2019 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2019 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At March 31, 2023 and  December 31, 2022, there were approximately $0.5 million and $0.6 million of restricted investments, respectively.

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

The 2022 Asset-Backed Notes were issued by the 2022‑1 Trust pursuant to a note purchase agreement, dated as of November 9, 2022, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the 2022 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 7.56% per annum. The reinvestment period of the 2022 Asset-Backed Notes ends November 15, 2024 and the maturity date is November 15, 2030.

As of  March 31, 2023 and  December 31, 2022, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At  March 31, 2023 and  December 31, 2022, there were approximately $1.1 million and $1.0 million of restricted investments, respectively.

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2023, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2023, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

The balance of unfunded commitments to extend credit was $166.2 million and $190.0 million as of March 31, 2023 and  December 31, 2022, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2023:

	March 31, 2023		December 31, 2022
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Principal	Commitment	Principal	Commitment
	Balance	Liability	Balance	Liability
	(In thousands)		(In thousands)
BrightInsight, Inc.	$18,250	$241	$21,000	$278
Britecore Holdings, Inc.	—	—	5,000	66
Castle Creek Biosciences	4,000	72	4,000	72
Corinth Medtech, Inc.	200	—	—	—
Divergent Technologies, Inc.	18,750	197	22,500	236
Engage3, LLC	8,000	40	8,000	40
Groundspeed Analytics, Inc.	15,500	150	15,000	150
Hound Labs, Inc.	7,500	88	7,500	88
KSQ Therapeutics, Inc.	10,000	100	10,000	100
Lytics, Inc.	4,000	52	5,000	65
Native Microbials, Inc.	—	—	7,500	72
Noodle Partners, Inc.	10,000	123	—	—
Optoro, Inc.	15,000	38	15,000	38
PDS Biotechnology Corporation	10,000	158	10,000	158
Robin Healthcare, Inc.	5,000	50	10,000	100
Scientia Vascular, Inc.	10,000	110	10,000	110
Slingshot Aerospace, Inc.	5,000	63	5,000	64
Swift Health Systems Inc.	18,500	—	25,500	105
Temperpack Technologies, Inc.	6,500	14	9,000	19
Total	$166,200	$1,496	$190,000	$1,761

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2023 and December 31, 2022, which totaled $1.5 million and $1.8 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost and fair value, represented 23% of total debt investments outstanding as of March 31, 2023 and  December 31, 2022. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of March 31, 2023 and  December 31, 2022. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost and fair value accounted for 22% and 26% of total interest and fee income on investments for the three months ended March 31, 2023 and 2022, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2023 and for the year ended December 31, 2022:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Three Months Ended March 31, 2023
2/23/2023	5/18/23	6/14/23	$0.11	$—	—	$—
2/23/2023	4/18/23	5/16/23	0.11	—	—	—
2/23/2023	3/17/23	4/14/23	0.11	3,035	6,894	81
			$0.33	$3,035	6,894	$81
Year Ended December 31, 2022
10/28/2022	2/17/23	3/15/23	$0.11	$3,040	6,764	$75
10/28/2022	1/18/23	2/15/23	0.11	3,021	5,754	74
10/28/2022	12/19/22	1/13/23	0.11	2,978	5,618	69
10/28/2022	11/17/22	12/15/22	0.05	1,319	2,171	27
7/29/2022	11/17/22	12/15/22	0.10	2,638	4,341	57
7/29/2022	10/18/22	11/15/22	0.10	2,580	4,621	60
7/29/2022	9/19/22	10/14/22	0.10	2,558	7,703	81
4/29/2022	8/18/22	9/15/22	0.10	2,528	4,925	60
4/29/2022	7/19/22	8/16/22	0.10	2,484	3,939	55
4/29/2022	6/17/22	7/15/22	0.10	2,434	4,286	51
2/25/2022	5/18/22	6/15/22	0.10	2,378	4,428	50
2/25/2022	4/19/22	5/16/22	0.10	2,349	4,088	49
2/25/2022	3/18/22	4/14/22	0.10	2,352	3,221	46
			$1.28	$32,659	61,859	$754

On April 28, 2023, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
June 15, 2023	June 16, 2023	July 14, 2023	$0.11
July 17, 2023	July 18, 2023	August 15, 2023	$0.11
August 16, 2023	August 17, 2023	September 15, 2023	$0.11

After paying distributions of $0.33 per share and earning net investment income of $0.46 per share for the quarter, the Company’s undistributed spillover income as of March 31, 2023 was $0.81 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Three months ended March 31,
	2023		2022
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.47		$11.56
Net investment income	0.46		0.26
Realized loss	(0.01)		—
Unrealized depreciation on investments	(0.26)		(0.10)
Net increase in net assets resulting from operations	0.19		0.16
Distributions declared (1)	(0.33)		(0.30)
From net investment income	(0.33)		(0.30)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.01		0.26
Net asset value at end of period	$11.34		$11.68
Per share market value, beginning of period	$11.60		$15.92
Per share market value, end of period	$11.28		$13.90
Total return based on a market value (3)	0.1%		(10.8)%
Shares outstanding at end of period	28,377,357		23,977,137
Ratios to average net assets:
Expenses without incentive value (4)	14.8%		10.6%
Incentive fees (4)	3.7%		2.2%
Net expenses (4)	18.5%		12.8%
Net investment income with incentive fees (4)	16.3%		8.7%
Net assets at the end of the period	$321,683		$279,989
Average net asset value	$320,066		$262,662
Average debt per share	$15.61		$12.21
Portfolio turnover ratio	4.2%	(5)	2.6%	(5)

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Subsequent Events

In  April 2023, the Company sold 272,303 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $3.1 million, including $0.1 million of offering expenses, from these sales.

IMV Inc. (“IMV”) (NASDAQ: IMV; TSX: IMV), announced on May 1, 2023 that the Nova Scotia Supreme Court has issued an initial order (the “Initial Order”) granting IMV and its subsidiaries protection under the Companies’ Creditors Arrangement Act (R.S.C., 1985, c. C-36) and IMV will seek the recognition of the Initial Order in the United States by filing a petition commencing proceedings under the Chapter 15 of the United States Bankruptcy Code.

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

Forward-looking statements

This quarterly report on Form 10‑Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10‑Q involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing debt investments, warrants and other investments;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	general economic and political trends and other external factors, including continuing supply chain disruptions, increased inflation and a general slowdown in economic activity;

●	the relative and absolute investment performance and operations of our Advisor;

●	the impact of increased competition;

●	the impact of investments we intend to make and future acquisitions and divestitures;

●	the unfavorable resolution of legal proceedings;

●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the COVID-19 pandemic;

●	turmoil in Ukraine and Russia and the potential for volatility in energy prices and its impact on the industries in which we invest;

●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

●	our regulatory structure and tax status;

●	changes in the general interest rate environment;

●	our ability to qualify and maintain qualification as a RIC and as a BDC;

●	the adequacy of our cash resources and working capital;

●	any losses or operations disruptions caused by us, our Advisor or our portfolio companies holding cash balances at financial institutions that exceed federally insured limits or by disruptions in the financial services industry;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

●	the ability of our portfolio companies to achieve their objective;

●	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;

●	our contractual arrangements and relationships with third parties;

●	our ability to access capital and any future financings by us;

●	our use of financial leverage;

●	the ability of our Advisor to attract and retain highly talented professionals;

●	the impact of changes to tax legislation and, generally, our tax position; and

●	our ability to fund unfunded commitments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10‑K for the year ended December 31, 2022, and elsewhere in this quarterly report on Form 10‑Q.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this quarterly report on Form 10‑Q, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, or the SEC, including periodic reports on Form 10‑Q and Form 10‑K and current reports on Form 8‑K.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of March 31, 2023, 86.7%, or $593.6 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	57	$684,554	95.7%	60	$686,458	95.3%
Warrants	88	25,658	3.6	90	29,712	4.1
Other investments	2	1,300	0.2	2	1,300	0.2
Equity	11	3,800	0.5	8	2,556	0.4
Total		$715,312	100.0%		$720,026	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023	2022

Beginning portfolio	$720,026	$458,075
New debt investments	47,008	94,485
Principal payments received on investments	(6,815)	(2,095)
Payment-in-kind interest on investments	1,204	—
Early pay-offs and principal paydowns	(32,941)	(12,050)
Accretion of debt investment fees	1,448	1,006
New debt investment fees	(300)	(925)
Proceeds from sale of investments	(6,520)	(21,280)
Net (loss) gain on investments	(168)	30
Net unrealized depreciation on investments	(7,537)	(2,237)
Other	(93)	—
Ending portfolio	$715,312	$515,009

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$183,625	26.8%	$189,729	27.6%
Medical Device	124,124	18.1	127,839	18.6
Technology
Communications	22,377	3.3	22,671	3.3
Consumer-Related	93,607	13.7	108,226	15.8
Networking	9,747	1.4	11,467	1.7
Software	141,942	20.7	117,002	17.0
Sustainability
Other Sustainability	82,995	12.1	83,705	12.2
Healthcare Information and Services
Diagnostics	9,815	1.4	9,804	1.4
Other Healthcare	51	0.1	2,500	0.4
Software	16,271	2.4	13,515	2.0
Total	$684,554	100.0%	$686,458	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost and fair value represented 23% of total debt investments outstanding as of March 31, 2023 and December 31, 2022. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of March 31, 2023 and December 31, 2022.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2023 and December 31, 2022, our debt investments had a weighted average credit rating of 3.0 and 3.1, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	9	$108,482	15.8%	8	$93,832	13.7%
3	38	483,615	70.6	47	557,554	81.2
2	7	87,206	12.7	2	26,822	3.9
1	3	5,251	0.9	3	8,250	1.2
Total	57	$684,554	100.0%	60	$686,458	100.0%

As of March 31, 2023, there were three debt investments with an internal credit rating of 1, with an aggregate cost of $20.3 million and an aggregate fair value of $5.3 million. As of December 31, 2022, there were three debt investments with an internal credit rating of 1, with an aggregate cost of $20.9 million and an aggregate fair value of $8.3 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended March 31, 2023 and 2022

The following table shows consolidated results of operations for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023	2022
	(In thousands)
Total investment income	$28,037	$14,204
Total expenses	14,842	8,375
Net investment income before excise tax	13,195	5,829
Provision for excise tax	184	100
Net investment income	13,011	5,729
Net realized (loss) gain	(168)	30
Net unrealized depreciation on investments	(7,537)	(2,237)
Net increase in net assets resulting from operations	$5,306	$3,522
Average debt investments, at fair value	$687,602	$459,386
Average gross assets less cash	$737,826	$498,363
Average borrowings outstanding	$440,695	$267,376

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $13.8 million, or 97.4%, to $28.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, total investment income consisted primarily of $27.4 million in interest income from investments, which included $4.3 million in income from the accretion of origination fees and end of term payments, or ETPs, and $0.6 million in fee income. Interest income on debt investments increased by $13.5 million, or 97.8%, to $27.4 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Interest income on debt investments for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 increased primarily due to an increase of $228.2 million, or 49.7%, in the average size of our debt investment portfolio and an increase in the prime rate which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.3 million, or 81.8%, to $0.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a higher aggregate amount of principal prepayments for the three months ended March 31, 2023.

The following table shows our dollar-weighted annualized yield for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
Investment type:	2023	2022
Debt investments(1)	16.3%	12.4%
All investments(1)	15.5%	11.8%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost and fair value in the aggregate accounted for 22% and 26% of investment income for the three months ended March 31, 2023 and 2022, respectively.

Expenses

Total expenses increased by $6.5 million, or 77.2%, to $14.8 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $3.7 million, or 107.9%, to $7.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $173.3 million, or 64.8%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 and an increase in our effective cost of debt for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Base management fee expense increased by $1.0 million, or 42.6%, to $3.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Base management fee increased primarily due to an increase of $228.2 million, or 49.7%, in average debt investments for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Performance based incentive fee expense increased by $1.6 million, or 109.1%, to $3.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was due to an increase of $8.8 million, or 123.5%, in Pre-Incentive Fee Net Investment Income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 offset by an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $0.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The Incentive Fee Cap and Deferral Mechanism resulted in $0.2 million of reduced incentive fee expense and increased net investment income for the three months ended March 31, 2023. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap for the three months ended March 31, 2023 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $1.5 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

During the three months ended March 31, 2023, we realized net losses on investments totaling $0.2 million primarily due to the write off of warrants in three portfolio companies. During the three months ended March 31, 2022, we realized net gains on investments totaling $0.03 million primarily due to the realized gain from the consideration we received from the exercise and sale of two of our warrant investments.

During the three months ended March 31, 2023, net unrealized depreciation on investments totaled $7.5 million which was primarily due to the unrealized depreciation on five of our debt investments and the unrealized depreciation on our warrant investments. During the three months ended March 31, 2022, net unrealized depreciation on investments totaled $2.2 million which was primarily due to the unrealized depreciation on three of our debt investments partially offset by the unrealized appreciation on our warrant investments.

Liquidity and capital resources

As of March 31, 2023 and December 31, 2022, we had cash and investments in money market funds of $43.5 million and $27.7 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of March 31, 2023 and December 31, 2022, we had $3.0 million and $2.8 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2019 Asset-Backed Notes, 2022 Asset-Backed Notes, or our NYL Facility. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) and the Note Funding Agreement (the “NYL Facility”, together with the Key Facility, the “Credit Facilities”) with several entities owned or affiliated with New York Life Insurance Company, and issuance of our public debt offerings. In the current economic environment, such avenues for liquidity may not be available in the future, or may be available on less attractive terms.

On August 2, 2021, we entered into an At-The-Market (“ATM”) sales agreement (the “2021 Equity Distribution Agreement”) with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., (each a “Sales Agent” and, collectively, the “Sales Agents”). The 2021 Equity Distribution Agreement provides that we may offer and sell our shares from time to time through the Sales Agents up to $100.0 million worth of our common stock, in amounts and at times to be determined by us. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2023, we sold 605,848 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $7.2 million, including $0.2 million of offering expenses, from these sales.

During the three months ended March 31, 2022, we sold 250,171 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $3.9 million, including $0.1 million of offering expenses, from these sales.

On April 28, 2023, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2024 or the repurchase of $5.0 million of our common stock. During the three months ended March 31, 2023 and 2022, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through March 31, 2023, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At March 31, 2023 and December 31, 2022, the outstanding principal balance under our Key Facility was $15.0 million and $5.0 million, respectively. As of March 31, 2023 and December 31, 2022, we had borrowing capacity under the Key Facility of $110.0 million and $120.0 million, respectively. At March 31, 2023 and December 31, 2022, $47.7 million and $40.2 million, respectively, was available, subject to existing terms and advance rates.

At March 31, 2023 and December 31, 2022, the outstanding principal balance under the NYL Facility was $176.8 million. As of March 31, 2023 and December 31, 2022, we had borrowing capacity under the NYL Facility of $23.2 million. At March 31, 2023 and December 31, 2022, $21.1 million and $23.2 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities provided cash of $12.7 million for the three months ended March 31, 2023, and our financing activities provided cash of $3.3 million for the same period. Our operating activities provided cash from principal payments received on our debt investments partially offset by cash used to purchase investments in portfolio companies. Our financing activities provided cash primarily from advances on our Credit Facilities and the sale of shares through our ATM for net proceeds of $7.2 million, partially offset by cash used to repay our 2019 Asset-Backed Notes and to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$125,000	$15,000	$110,000	$125,000	$5,000	$120,000
NYL Facility	200,000	176,750	23,250	200,000	176,750	23,250
2019 Asset-Backed Notes	37,791	37,791	—	42,573	42,573	—
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	577,791	444,541	133,250	582,573	439,323	143,250
Unamortized debt issuance costs attributable to term borrowings	—	(4,896)	—	—	(5,245)	—
Total borrowings outstanding, net	$577,791	$439,645	$133,250	$582,573	$434,078	$143,250

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.00% and 7.50% as of March 31, 2023 and December 31, 2022, respectively. The interest rates in effect were 8.25% and 7.75% as of March 31, 2023 and December 31, 2022, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

The Key Facility has an accordion feature which allows for an increase in the total loan commitment to $150 million. On June 22, 2021, we amended the Key Facility, among other things, to amend the interest rate applied to the outstanding principal balance and to extend the period during which we may request advances under the Key Facility (or the “Revolving Period”), to June 22, 2024. The Key Facility is collateralized by debt investments held by Credit II and permits an advance rate of up to sixty percent (60%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. After the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed sixty percent (60%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. The maturity date of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable, is June 22, 2026.

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

On February 25, 2022, we amended the NYL Facility, increasing the commitment by $100 million to enable our wholly-owned subsidiary to issue up to $200 million of secured notes. The amendment to the NYL Facility extends the investment period to June 2023 and the maturity date to June 2028. In addition, the amendment, among other things, reduces the applicable margin used to calculate the NYL Facility’s interest rate on our borrowings above $100 million. Such borrowings will be priced at the three-year USD mid-market swap rate plus 3.00%.

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At March 31, 2023, and December 31, 2022, there were approximately $1.3 million and $1.0 million, respectively, of restricted investments.

There were $176.8 million in notes issued to the NYL Noteholders as of March 31, 2023 and December 31, 2022 at an interest rate of 5.57%. As of March 31, 2023 and December 31, 2022, we had borrowing capacity under the NYL Facility of $23.2 million. At March 31, 2023 and December 31, 2022, $21.1 million and $23.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

At March 31, 2023, and December 31, 2022, the 2019 Asset-Backed Notes had an outstanding principal balance of $37.8 million and $42.6 million, respectively.

Under the terms of the 2019 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2019 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2019 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At March 31, 2023, and December 31, 2022, there were approximately $0.5 million and $0.6 million, respectively, of restricted investments.

2022 Asset-Backed Notes

On November 9, 2022, the 2022 Asset-Backed Notes were issued by the 2022‑1 Trust pursuant to a note purchase agreement, dated as of November 9, 2022, by and among us and Keybanc Capital Markets Inc. as Initial Purchaser, and are backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and are to be serviced by us. Interest on the 2022 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 7.56% per annum. The 2022 Asset-Backed Notes have a two-year reinvestment period and a stated maturity of November 15, 2030. The 2022 Asset-Backed Notes were rated A by Morningstar Credit Ratings, LLC on November 9, 2022. There has been no change in the rating since November 9, 2022.

As of March 31, 2023 and December 31, 2022, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At March 31, 2023, and December 31, 2022, there were approximately $1.1 million and $1.2 million, respectively, of restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026, or the 2026 Notes. The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2023, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes, or collectively, the 2027 Notes. The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2023, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Other assets

As of March 31, 2023 and December 31, 2022, other assets were $2.6 million and $2.8 million, respectively, which is primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2023:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$444,541	$35,217	$284,192	$125,132	$—
Unfunded commitments	166,200	143,700	22,500	—	—
Incentive fee deferral	1,255	—	1,255	—	—
Total	$611,996	$178,917	$307,947	$125,132	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2023, we had unfunded commitments of $166.2 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of March 31, 2023, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three months ended March 31, 2023, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $0.2 million of incentive fee which may become subject to payment up to three years after the date of deferment. As of March 31, 2023, the total amount subject to recoupment was $1.3 million.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2023 and 2022, our Advisor earned $6.2 million and $3.7 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Principals LLC f/k/a Horizon Technology Finance, LLC (“HTF Principals”), owns more than seventy percent (70%) of our Advisor. Our Chief Executive Officer, Robert D. Pomeroy Jr. and our President, Gerald A. Michaud own one hundred percent (100%) of HTF Principals. By virtue of their ownership interest in HTF Principals, Mr. Pomeroy and Mr. Michaud control our Advisor.

On February 22, 2023, our Advisor, HTF Principals and Horizon Technology Finance Employees LLC (“HTF Employees”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”)  with MCH Holdco LLC (“MCH Holdco”), an affiliate of Monroe Capital LLC (“Monroe Capital”), and Monroe Capital Investment Holdings, L.P., an affiliate of Monroe Capital and the sole stockholder of MCH Holdco, pursuant to which HTF Principals and HTF Employees will sell all of their membership interests in our Advisor (which constitute one hundred percent (100%) of the membership interests of our Advisor) to MCH Holdco and our Advisor will become a direct wholly owned subsidiary of MCH Holdco and an affiliate of Monroe Capital (the “Transaction”).  Subject to customary closing conditions, the Transaction is expected to close around the end of May 2023. A significant portion of the consideration payable by Monroe Capital to HTF Principals and HTF Employees pursuant to the Purchase Agreement is in the form of earnout payments contingent upon our performance in 2023, 2024, and 2025, aligning the incentives of our Advisor’s current officers with our stockholders.

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2023 and 2022, our Advisor earned $0.4 million pursuant to the Administration Agreement.

HTF Principals has granted us a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor may manage other investment vehicles, or Advisor Funds, with the same investment strategy as us. Our Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in negotiated investments. On November 27, 2017, we were granted exemptive relief from the SEC which permits us to co-invest with the Advisor Funds, subject to certain conditions.

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

Valuation of investments

Investments are recorded at fair value. Prior to July 30, 2022, our Board determined the fair value of our investments. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, on July 29, 2022, our Board designated our Advisor as our “valuation designee.” Our Board is responsible for oversight of the valuation designee. The valuation designee has established a Valuation Committee to determine in good faith the fair value of our investments, based on input of our Advisor’s management and personnel and independent valuation firms which are engaged at the direction of the Valuation Committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation at least once during a trailing twelve-month period. The Valuation Committee determines fair values pursuant to a valuation policy approved by our Board and pursuant to a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with at least 25% (based on fair value) of our valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm. We apply fair value to substantially all of our investments in accordance with Topic 820, Fair Value Measurement, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification as amended, or ASC, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use in pricing the financial instrument at the measurement date.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2023 and 2022, we did not recognize any interest income from debt investments on non-accrual status.

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

Income taxes

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level U.S. federal income tax on the amounts we distribute to our stockholders, among other things, we are required to meet certain source of income and asset diversification requirements, and we must timely distribute dividends to our stockholders out of assets legally available for distribution each tax year of an amount generally equal to at least 90% of our investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from incurring any material liability for U.S. federal income taxes.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2023 and December 31, 2022.

Recent developments

In April 2023, we sold 272,303 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $3.1 million, including $0.1 million of offering expenses, from these sales.

IMV Inc. (“IMV”) (NASDAQ: IMV; TSX: IMV), announced on May 1, 2023 that the Nova Scotia Supreme Court has issued an initial order (the “Initial Order”) granting IMV and its subsidiaries protection under the Companies’ Creditors Arrangement Act (R.S.C., 1985, c. C-36) and IMV will seek the recognition of the Initial Order in the United States by filing a petition commencing proceedings under the Chapter 15 of the United States Bankruptcy Code.

Recently issued accounting pronouncement

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03. ASU 2022-03 clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. The amendments in ASU 2022-03 are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We are currently assessing the impact of ASU 2022-03 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2023 and December 31, 2022, 96% and 100%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. New commitments to lend to our portfolio companies are typically based on the Prime Rate as published in The Wall Street Journal.

Based on our March 31, 2023 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at March 31, 2023, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$19,440	$456	$18,984
Up 200 basis points	$13,014	$304	$12,710
Up 100 basis points	$6,556	$152	$6,404
Down 300 basis points	$(18,326)	$(456)	$(17,870)
Down 200 basis points	$(12,740)	$(304)	$(12,436)
Down 100 basis points	$(6,389)	$(152)	$(6,237)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2026 Notes, our 2019 Asset-Backed Notes and our 2022 Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to a floor of 0.25% per annum, based on a prime rate index which resets monthly and the NYL Facility is based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”), and related Commodity Futures Trading Commission (the "CFTC"), regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

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

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in internal controls over financial reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1: Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2023 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, except as set forth below.

We, our Advisor, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties

Our cash and our Advisor’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Advisor and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Advisor, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Advisor’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Advisor assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Advisor or our portfolio companies, the financial institutions with which we, our Advisor or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Advisor or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Advisor, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None.

Item 6: Exhibits

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: May 2, 2023	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: May 2, 2023	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer