Form 10-Q
period 2023-06-30
Horizon Technology Finance Corp
filed 2023-08-01
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of August 1, 2023 was 32,103,683.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $723,633 and $721,248, respectively)	$714,485	$720,026
Non-controlled affiliate investments at fair value (cost of $0 and $0, respectively) (Note 5)	906	—
Total investments at fair value (cost of $723,633 and $721,248, respectively) (Note 4)	715,391	720,026
Cash	24,395	20,612
Investments in money market funds	25,865	7,066
Restricted investments in money market funds	2,904	2,788
Interest receivable	14,893	13,573
Other assets	3,960	2,761
Total assets	$787,408	$766,826

Liabilities
Borrowings (Note 7)	$418,016	$434,078
Distributions payable	10,592	9,159
Base management fee payable (Note 3)	1,063	1,065
Incentive fee payable (Note 3)	118	1,392
Other accrued expenses	2,200	2,684
Total liabilities	431,989	448,378

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 32,263,724 and 27,920,838 shares issued and 32,096,259 and 27,753,373 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	34	29
Paid-in capital in excess of par	437,561	385,921
Distributable loss	(82,176)	(67,502)
Total net assets	355,419	318,448
Total liabilities and net assets	$787,408	$766,826
Net asset value per common share	$11.07	$11.47

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Investment income
Interest income on non-affiliate investments	$26,624	$17,720	$54,023	$31,573
Fee income on non-affiliate investments	1,493	868	2,131	1,219
Total investment income	28,117	18,588	56,154	32,792
Expenses
Interest expense	7,179	4,225	14,299	7,649
Base management fee (Note 3)	3,207	2,523	6,408	4,767
Performance based incentive fee (Note 3)	118	2,145	3,094	3,570
Administrative fee (Note 3)	368	374	808	735
Professional fees	447	271	1,106	848
General and administrative	546	362	992	706
Total expenses	11,865	9,900	26,707	18,275
Net investment income before excise tax	16,252	8,688	29,447	14,517
Provision for excise tax	179	106	363	206
Net investment income	16,073	8,582	29,084	14,311
Net realized and unrealized loss
Net realized (loss) gain on non-affiliate investments	(16,529)	271	(16,697)	301
Net realized loss on controlled affiliate investments	—	(1,200)	—	(1,200)
Net realized loss on investments	(16,529)	(929)	(16,697)	(899)
Net unrealized appreciation (depreciation) on non-affiliate investments	548	(1,436)	(7,835)	(3,723)
Net unrealized appreciation on non-controlled affiliate investments	60	—	906	—
Net unrealized appreciation on controlled affiliate investments	—	1,400	—	1,450
Net unrealized appreciation (depreciation) on investments	608	(36)	(6,929)	(2,273)
Net realized and unrealized loss	(15,921)	(965)	(23,626)	(3,172)
Net increase in net assets resulting from operations	$152	$7,617	$5,458	$11,139
Net investment income per common share	$0.54	$0.35	$1.00	$0.62
Net increase in net assets resulting from operations per common share	$0.01	$0.31	$0.19	$0.48
Distributions declared per share	$0.33	$0.30	$0.66	$0.60
Weighted average shares outstanding	29,747,290	24,301,762	28,987,948	23,109,584

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at March 31, 2022	23,977,137	$25	$339,688	(59,724)	$279,989
Issuance of common stock, net of offering costs	868,230	1	10,340	—	10,341
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	8,582	8,582
Net realized loss on investments	—	—	—	(929)	(929)
Net unrealized depreciation on investments	—	—	—	(36)	(36)
Issuance of common stock under dividend reinvestment plan	11,737	—	145	—	145
Distributions declared	—	—	—	(7,487)	(7,487)
Balance at June 30, 2022	24,857,104	26	350,173	(59,594)	290,605

Balance at March 31, 2023	28,377,357	30	393,312	(71,659)	321,683
Issuance of common stock, net of offering costs	3,698,175	4	43,998	—	44,002
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	16,073	16,073
Net realized loss on investments	—	—	—	(16,529)	(16,529)
Net unrealized appreciation on investments	—	—	—	608	608
Issuance of common stock under dividend reinvestment plan	20,727	—	251	—	251
Distributions declared	—	—	—	(10,669)	(10,669)
Balance at June 30, 2023	32,096,259	$34	$437,561	$(82,176)	$355,419

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings	Assets
Balance at December 31, 2021	21,217,460	$22	$301,359	$(56,046)	$245,335
Issuance of common stock, net of offering costs	3,618,401	4	48,524	—	48,528
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	14,311	14,311
Net realized loss on investments	—	—	—	(899)	(899)
Net unrealized depreciation on investments	—	—	—	(2,273)	(2,273)
Issuance of common stock under dividend reinvestment plan	21,243	—	290	—	290
Distributions declared	—	—	—	(14,687)	(14,687)
Balance at June 30, 2022	24,857,104	26	350,173	(59,594)	290,605

Balance at December 31, 2022	27,753,373	29	385,921	(67,502)	318,448
Issuance of common stock, net of offering costs	4,304,023	5	51,171	—	51,176
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	29,084	29,084
Net realized loss on investments	—	—	—	(16,697)	(16,697)
Net unrealized depreciation on investments	—	—	—	(6,929)	(6,929)
Issuance of common stock under dividend reinvestment plan	38,863	—	469	—	469
Distributions declared	—	—	—	(20,132)	(20,132)
Balance at June 30, 2023	32,096,259	$34	$437,561	$(82,176)	$355,419

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,458	$11,139
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	950	705
Net realized loss on investments	16,697	899
Net unrealized depreciation on investments	6,929	2,273
Purchase of investments	(87,553)	(253,720)
Principal payments received on investments	64,496	87,473
Payment-in-kind interest on investments	(2,154)	—
Proceeds from sale of investments	8,506	43,426
Equity received in settlement of fee income	(89)	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable	65	(1,019)
Increase in end-of-term payments	(1,291)	(1,911)
(Decrease) increase in unearned income	(2,291)	232
Decrease in other assets	(717)	(620)
(Decrease) increase in other accrued expenses	(484)	91
(Decrease) increase in base management fee payable	(2)	165
(Decrease) increase in incentive fee payable	(1,274)	130
Net cash provided by (used in) operating activities	7,246	(110,737)
Cash flows from financing activities:
Proceeds from issuance of 2027 Notes	—	50,000
Repayment of 2019 Asset-Backed Notes	(11,765)	(20,702)
Proceeds from issuance of common stock, net of offering costs	51,175	48,529
Advances on Credit Facilities	30,000	119,000
Repayment of Credit Facilities	(35,000)	(40,000)
Debt issuance costs	(729)	(2,170)
Distributions paid	(18,229)	(13,306)
Net cash provided by financing activities	15,452	141,351
Net increase in cash, cash equivalents and restricted cash	22,698	30,614
Cash, cash equivalents and restricted cash:
Beginning of period	30,466	47,281
End of period	$53,164	$77,895

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,409	$6,535
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$656	$1,845
Distributions payable	$10,592	$7,457
End-of-term payments receivable	$11,074	$7,149
Non-cash income	$7,182	$2,378

	June 30,
	2023	2022
Cash	$24,395	$54,353
Investments in money market funds	25,865	21,959
Restricted investments in money market funds	2,904	1,583
Total cash, cash equivalents and restricted cash	$53,164	$77,895

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 201.1% (8)
Non-Affiliate Debt Investments — 192.3% (8)
Non-Affiliate Debt Investments — Life Science — 82.9% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	14.50%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	$2,055	$2,011	$1,938
		Term Loan	14.50%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	2,028	1,982	1,910
		Term Loan	14.50%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	1,014	991	955
		Term Loan	14.50%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	2,028	1,980	1,907
		Term Loan	14.50%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	2,028	1,980	1,907
		Term Loan	14.50%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	1,014	987	951
		Term Loan	14.50%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	1,014	987	951
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.13%	Prime	4.88%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,899	4,899
		Term Loan	13.13%	Prime	4.88%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,971	4,971
		Term Loan	13.13%	Prime	4.88%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,982	2,982
		Term Loan	13.13%	Prime	4.88%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,971	4,971
		Term Loan	13.13%	Prime	4.88%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,971	4,971
		Term Loan	13.13%	Prime	4.88%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,982	2,982
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.97%	Prime	4.72%	9.75%	-	5.00%	June 1, 2024	1,979	1,968	1,968
		Term Loan	12.97%	Prime	4.72%	9.75%	-	5.00%	June 1, 2024	1,979	1,969	1,969
		Term Loan	12.97%	Prime	4.72%	9.75%	-	5.00%	November 1, 2025	5,000	4,936	4,936
		Term Loan	12.97%	Prime	4.72%	9.75%	-	5.00%	May 1, 2026	5,000	4,930	4,930
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan	12.50%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	10,000	9,887	9,887
		Term Loan	12.50%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	15,000	14,830	14,830
		Term Loan	12.50%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	6,000	5,932	5,932
		Term Loan	12.50%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	6,000	5,932	5,932
		Term Loan	12.50%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	4,000	3,955	3,955
		Term Loan	12.50%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	4,000	3,955	3,955
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan	14.00%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	4,000	3,886	3,859
		Term Loan	14.00%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	2,000	1,944	1,931
IMV Inc. (5)(12)(13)(15)	Biotechnology	Term Loan	14.00%	Prime	5.75%	9.00%	-	5.00%	July 1, 2025	5,035	4,988	2,814
		Term Loan	14.00%	Prime	5.75%	9.00%	-	5.00%	July 1, 2025	2,500	2,476	1,397
		Term Loan	14.00%	Prime	5.75%	9.00%	-	5.00%	January 1, 2026	5,000	4,953	2,795
		Term Loan	14.00%	Prime	5.75%	9.00%	-	5.00%	January 1, 2026	5,000	4,953	2,794
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	13.00%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,188	6,188
		Term Loan	13.00%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,188	6,188
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	13.50%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	3,750	3,711	3,711
		Term Loan	13.50%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	2,500	2,475	2,475
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	14.00%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	10,000	9,727	9,727
		Term Loan	14.00%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,707	3,707
		Term Loan	14.00%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,707	3,707
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	13.61%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	4,667	4,605	4,605
		Term Loan	13.61%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	4,667	4,605	4,605
		Term Loan	13.61%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,289	2,289
		Term Loan	13.61%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,289	2,289
		Term Loan	13.61%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,284	2,284
		Term Loan	13.61%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,284	2,284

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	13.75%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	4,750	4,680	4,680
		Term Loan	13.75%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	2,375	2,338	2,338
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	14.50%	Prime	6.25%	9.50%	-	6.00%	April 1, 2026	2,500	2,471	2,358
		Term Loan	14.50%	Prime	6.25%	9.50%	-	6.00%	April 1, 2026	2,500	2,471	2,358
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	11.75%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	5,000	4,981	4,981
		Term Loan	11.75%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	5,000	4,981	4,981
		Term Loan	11.75%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	2,500	2,485	2,485
		Term Loan	11.75%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	2,500	2,485	2,485
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	13.75%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	5,000	4,948	4,948
		Term Loan	13.75%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	2,500	2,474	2,474
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.07%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,960	3,910	3,910
		Term Loan	13.07%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,960	3,910	3,910
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	13.34%	Prime	5.09%	10.00%	-	5.00%	January 1, 2024	875	867	867
		Term Loan	13.34%	Prime	5.09%	10.00%	-	5.00%	January 1, 2024	58	58	58
		Term Loan	13.34%	Prime	5.09%	10.00%	-	5.00%	March 1, 2024	1,200	1,191	1,191
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan	14.50%	Prime	6.25%	9.50%	-	4.00%	October 1, 2024	2,771	2,724	2,724
		Term Loan	14.50%	Prime	6.25%	9.50%	-	4.00%	June 1, 2025	1,000	979	979
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan	13.25%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,953	4,953
		Term Loan	13.25%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,953	4,953
		Term Loan	13.25%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,948	4,948
		Term Loan	13.25%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,949	4,949
		Term Loan	13.25%	Prime	5.00%	9.75%	-	4.00%	January 1, 2027	5,000	4,927	4,927
		Term Loan	13.25%	Prime	5.00%	9.75%	-	4.00%	January 1, 2027	5,000	4,927	4,927
Robin Healthcare, Inc. (2)(12)	Medical Device	Term Loan	13.75%	Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,417	3,417
		Term Loan	13.75%	Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,467	3,467
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	13.00%	Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,659	3,659
		Term Loan	13.00%	Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,714	3,714
		Term Loan	13.50%	Prime	5.25%	9.00%	-	5.00%	March 1, 2027	5,000	4,928	4,928
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	14.75%	Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,481	2,481
		Term Loan	14.75%	Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,481	2,481
		Term Loan	14.75%	Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,481	2,481
		Term Loan	14.75%	Prime	6.50%	9.75%	-	8.00%	April 1, 2026	2,500	2,463	2,463
		Term Loan	14.75%	Prime	6.50%	9.75%	-	8.00%	May 1, 2026	2,500	2,462	2,462
Spineology, Inc. (2)(12)	Medical Device	Term Loan	15.25%	Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,972	4,972
		Term Loan	15.25%	Prime	7.00%	10.25%	-	1.00%	April 1, 2026	2,500	2,485	2,485

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	13.50%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,460	3,460
		Term Loan	13.50%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,460	3,460
		Term Loan	13.50%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,450	3,450
		Term Loan	13.50%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,450	3,450
Total Non-Affiliate Debt Investments — Life Science												302,687	294,452
Non-Affiliate Debt Investments — Sustainability — 23.4% (8)
Aerofarms, Inc. (12)	Other Sustainability	Term Loan	15.00%		Prime	6.75%	10.00%	-	3.00%	April 1, 2026	3,750	3,710	3,585
		Term Loan	15.00%		Prime	6.75%	10.00%	-	3.00%	April 1, 2026	3,750	3,710	3,585
Nexii Building Solutions, Inc. (2)(12)(15)	Other Sustainability	Term Loan	15.25%		Prime	7.00%	10.25%	-	2.50%	August 27, 2025	7,500	7,395	7,024
		Term Loan	15.25%		Prime	7.00%	10.25%	-	2.50%	August 27, 2025	7,500	7,395	7,024
		Term Loan	15.25%		Prime	7.00%	10.25%	-	2.50%	August 27, 2025	7,500	7,395	7,024
		Term Loan	15.25%		Prime	7.00%	10.25%	-	2.50%	June 8, 2026	5,000	4,922	4,675
		Term Loan	15.25%		Prime	7.00%	10.25%	-	2.50%	June 8, 2026	5,000	4,922	4,675
		Term Loan	15.25	% (11)	Prime	7.00%	10.25%	-	-	September 30, 2023	680	680	646
		Term Loan	15.25	% (11)	Prime	7.00%	10.25%	-	-	September 30, 2023	542	542	515
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	15.00%		Prime	6.75%	10.00%	-	2.75%	April 1, 2026	5,000	4,942	4,942
		Term Loan	15.00%		Prime	6.75%	10.00%	-	2.75%	April 1, 2026	2,500	2,471	2,471
		Term Loan	15.00%		Prime	6.75%	10.00%	-	2.75%	May 1, 2026	5,000	4,940	4,940
		Term Loan	15.00%		Prime	6.75%	10.00%	-	2.75%	May 1, 2026	2,500	2,470	2,470
		Term Loan	13.75%		Prime	5.50%	11.75%	-	2.75%	December 1, 2026	5,000	4,917	4,917
		Term Loan	13.75%		Prime	5.50%	11.75%	-	2.75%	December 1, 2026	2,500	2,458	2,458
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	15.00%		Prime	6.75%	10.00%	-	2.50%	June 1, 2026	3,750	3,709	3,709
		Term Loan	15.00%		Prime	6.75%	10.00%	-	2.50%	June 1, 2026	3,750	3,723	3,723
		Term Loan	15.00%		Prime	6.75%	10.00%	-	2.50%	October 1, 2026	7,500	7,436	7,436
		Term Loan	15.00%		Prime	6.75%	10.00%	-	2.50%	October 1, 2026	3,750	3,718	3,718
		Term Loan	15.00%		Prime	6.75%	10.00%	-	2.50%	October 1, 2026	3,750	3,718	3,718
Total Non-Affiliate Debt Investments — Sustainability												85,173	83,255
Non-Affiliate Debt Investments — Technology — 75.9% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	14.25%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,462	7,462
		Term Loan	14.25%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,462	7,462
		Term Loan	14.25%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,462	7,462
Better Place Forests Co. (12)(13)	Consumer-related Technologies	Term Loan	14.50%		Prime	6.25%	9.50%	-	1.85%	July 1, 2025	5,104	5,056	3,426
		Term Loan	14.50%		Prime	6.25%	9.50%	-	1.85%	October 1, 2025	2,500	2,474	1,677
		Term Loan	14.50%		Prime	6.25%	9.50%	-	100.00%	September 30, 2023	150	150	102
		Term Loan	14.50%		Prime	6.25%	9.50%	-	100.00%	September 30, 2023	250	250	169
		Term Loan	14.50%		Prime	6.25%	9.50%	-	100.00%	September 30, 2023	250	250	169
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.50%		Prime	7.25%	10.50%	-	3.00%	May 1, 2026	3,500	3,467	3,467
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	14.00%		Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,083	2,069	2,069
		Term Loan	14.00%		Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,083	2,069	2,069

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,602	3,602
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,240	1,240
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,720	3,720
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,240	1,240
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,720	3,720
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,240	1,240
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,705	3,705
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,700	3,700
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	April 1, 2028	3,750	3,705	3,705
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	3,750	3,698	3,698
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	3,750	3,698	3,698
		Term Loan (14)	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	1,250	1,250	1,250
		Term Loan (14)	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	1,250	1,250	1,250
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.25%		Prime	5.00%	5.00%	-	4.00%	March 1, 2027	2,000	1,250	1,250
		Term Loan	13.25%		Prime	5.00%	5.00%	-	4.00%	March 1, 2027	3,000	1,875	1,875
		Term Loan	11.75%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	11.75%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.75%		Prime	2.50%	8.00%	-	-	September 1, 2027	2,598	2,589	2,330
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	15.00%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	4,667	4,635	4,635
		Term Loan	15.00%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	2,333	2,317	2,317
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.00	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,352	5,304	4,630
		Term Loan	14.00	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,141	2,124	1,854
		Term Loan	14.00	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,676	2,658	2,320
		Term Loan	14.00	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	3,211	3,189	2,784
		Term Loan	14.00	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,676	2,644	2,308
		Term Loan	14.00	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,676	2,644	2,308
		Term Loan	14.00	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,351	5,287	4,614
		Term Loan	14.00	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,676	2,642	2,306
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.50%		Prime	6.25%	9.50%	-	4.00%	August 1, 2027	2,500	2,400	2,400
		Term Loan	14.50%		Prime	6.25%	9.50%	-	4.00%	July 1, 2028	1,875	1,779	1,779
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.50%		Prime	7.25%	10.50%	-	3.00%	March 1, 2025	2,000	1,980	1,980
		Term Loan	15.50%		Prime	7.25%	10.50%	-	3.00%	March 1, 2025	2,000	1,980	1,980
		Term Loan	15.50%		Prime	7.25%	10.50%	-	3.00%	September 1, 2025	2,600	2,573	2,573
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan	16.00	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	1,108	1,086	868
		Term Loan	16.00	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	554	543	434
		Term Loan	16.00	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	554	543	434
Liqid, Inc. (2)(12)	Networking	Term Loan	14.50%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	2,333	2,300	2,300
		Term Loan	14.50%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	2,333	2,300	2,300
		Term Loan	14.50%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,167	1,149	1,149
		Term Loan	14.50%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,167	1,149	1,149
		Term Loan	14.50%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,167	1,129	1,129
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	15.00%		Prime	6.75%	10.00%	-	5.00%	March 1, 2026	2,500	2,489	2,489
		Term Loan	15.00%		Prime	6.75%	10.00%	-	5.00%	March 1, 2026	2,500	2,489	2,489
		Term Loan	15.00%		Prime	6.75%	10.00%	-	3.00%	March 1, 2027	2,500	2,469	2,469
		Term Loan	15.00%		Prime	6.75%	10.00%	-	3.00%	March 1, 2027	2,500	2,469	2,469

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Dropoff, Inc. (2)(12)	Software	Term Loan	14.75%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,500	6,370	6,370
		Term Loan	14.75%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,000	5,880	5,880
		Term Loan	14.75%	Prime	6.50%	9.75%	-	3.50%	August 1, 2026	2,500	2,447	2,447
Engage3, LLC (2)(12)	Software	Term Loan	14.50%	Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,723	3,723
		Term Loan	14.50%	Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,723	3,723
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	13.75%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,860	9,860
		Term Loan	13.75%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,860	9,860
		Term Loan	13.75%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,930	4,930
		Term Loan	13.75%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,930	4,930
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	14.75%	Prime	6.50%	9.75%	-	2.50%	March 1, 2026	5,000	4,959	4,959
		Term Loan	14.75%	Prime	6.50%	9.75%	-	2.50%	March 1, 2026	2,500	2,480	2,480
Lytics, Inc. (2)(12)	Software	Term Loan	14.25%	Prime	6.00%	12.25%	-	3.00%	November 1, 2026	2,500	2,414	2,414
		Term Loan	14.25%	Prime	6.00%	12.25%	-	3.00%	December 1, 2026	1,250	1,234	1,234
		Term Loan	14.25%	Prime	6.00%	12.25%	-	3.00%	April 1, 2027	1,000	985	985
Noodle Partners, Inc. (2)(12)	Software	Term Loan	13.25%	Prime	5.00%	12.00%	-	3.00%	March 1, 2027	10,000	9,741	9,741
		Term Loan	13.25%	Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,932	4,932
		Term Loan	13.25%	Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,933	4,933
Reputation Institute, Inc. (2)(12)	Software	Term Loan	15.50%	Prime	7.25%	10.50%	-	3.00%	August 1, 2025	4,333	4,278	4,278
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	14.00%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,946	4,946
		Term Loan	14.00%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,946	4,946
		Term Loan	14.00%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,882	4,882
		Term Loan	14.00%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,946	4,946
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.50%	Prime	4.25%	12.00%	-	2.50%	June 1, 2028	2,500	2,456	2,456
		Term Loan	12.50%	Prime	4.25%	12.00%	-	2.50%	June 1, 2028	3,500	3,488	3,488
		Term Loan	12.50%	Prime	4.25%	12.00%	-	2.50%	June 1, 2028	2,500	2,491	2,491
		Term Loan	12.50%	Prime	4.25%	12.00%	-	2.50%	June 1, 2028	1,500	1,495	1,495
Viken Detection Corporation (2)(12)	Software	Term Loan	12.25%	Prime	4.00%	11.75%	-	3.50%	June 1, 2027	5,000	4,762	4,762
		Term Loan	12.25%	Prime	4.00%	11.75%	-	3.50%	June 1, 2027	2,500	2,461	2,461
		Term Loan	12.25%	Prime	4.00%	11.75%	-	3.50%	June 1, 2027	2,500	2,461	2,461
Total Non-Affiliate Debt Investments — Technology											276,563	269,863
Non-Affiliate Debt Investments — Healthcare information and services — 10.1% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan	14.25%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,478	2,478
		Term Loan	14.25%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,478	2,478
		Term Loan	14.25%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	5,000	4,957	4,957
BrightInsight, Inc. (2)(12)	Software	Term Loan	13.75%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	7,000	6,670	6,670
		Term Loan	13.75%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,455	3,455
		Term Loan	13.75%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,455	3,455
		Term Loan	13.75%	Prime	5.50%	9.50%	-	3.00%	April 1, 2028	2,750	2,706	2,706
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.50%	Prime	3.25%	11.00%	-	5.00%	June 1, 2027	5,000	4,635	4,635
		Term Loan	11.50%	Prime	3.25%	11.00%	-	5.00%	June 1, 2027	5,000	4,905	4,905
Total Non-Affiliate Debt Investments — Healthcare information and services											35,739	35,739
Total Non- Affiliate Debt Investments											700,162	683,309

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 7.2% (8)
Non-Affiliate Warrants — Life Science — 1.8% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	26,444	311	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	7,404	212	338
Corvium, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	661,956	53	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	175	264
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	23,196	126	—
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	47,452	366	—
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	66	—
IMV Inc. (2)(5)(12)(15)	Biotechnology	Common Stock Warrant	39,774	67	—
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Preferred Stock Warrant	48,076	50	58
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	16,611	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	103,679	64	163
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	651
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	293,488	442	173
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	264	125
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	95,293	44	—
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	72	58
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	1,175	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,204
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	27,330	48	32
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	1,319
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	145,483	69	211
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,106,174	145	178
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,972,222	221	229
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,375,727	150	154
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	278
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	317,647	124	52
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	194	390
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	101
Robin Healthcare, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	86,066	16	16
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	27,036	57	64
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,098,805	98	125
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	408	53	1
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock Warrant	135,484	71	84
Total Non-Affiliate Warrants — Life Science				4,199	6,268

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Sustainability — 0.2% (8)
Aerofarms, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	201,537	61	—
LiquiGlide, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	61,359	36	56
Nexii Building Solutions, Inc. (2)(12)(15)	Other Sustainability	Common Stock Warrant	213,746	490	—
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	681	214	365
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	34,604	121	266
Total Non-Affiliate Warrants — Sustainability				922	687
Non-Affiliate Warrants — Technology — 4.6% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	45	67
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	3,272
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	139
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	—
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	—
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock Warrant	10,690	26	—
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	67	1,058
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	75,997	22	30
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	126
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	37,294	95	276
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,312,500	2,947	2,677
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	250	29	61
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred and Common Stock Warrant	1,237,370	197	—
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	11,550	182	182
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	595
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	536
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Common Stock Warrant	108,333	34	11
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	912
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	148
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	63
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	360
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	1,211
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	247
Halio, Inc. (2)(12)	Power Management	Preferred Stock Warrant	5,002,574	1,585	2,898
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred and Common Stock Warrant	6,081	57	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	77,828	21	70
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	169
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	121
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	350,000	70	70
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	299
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	41
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	71,305	21	57
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	85,543	46	18
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	120
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	56	50
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	101
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	135
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	140
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	120
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	12
Total Non-Affiliate Warrants — Technology				9,401	16,392

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
Hound Labs, Inc (2) (12)	Diagnostics	Preferred Stock Warrant	171,370	47	56
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	101	1,374
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	85,066	167	181
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	61	362
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	150,353	163	163
Total Non-Affiliate Warrants — Healthcare information and services				539	2,136
Total Non-Affiliate Warrants				15,061	25,483
Non-Affiliate Other Investments — 0.4% (8)
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,200	1,100
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				1,200	1,300
Non-Affiliate Equity — 1.2% (8)
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Common Stock	32,831	356	356
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	30
NextCar Holding Company, Inc. (2)(12)	Technology	Preferred Stock	2,688,971	89	89
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	83
Lumithera, Inc. (12)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (5)(12)	Other Sustainability	Common Stock	5,205	111	97
Branded Online, Inc. (2)(5)	Software	Common Stock	5,398	1,079	8
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	1,281
Lotame, Inc. (12)	Software	Preferred Stock	66,127	2	193
Axiom Space, Inc. (12)	Technology	Preferred Stock	1,810	261	306
Total Non-Affiliate Equity				7,210	4,393
Total Non-Affiliate Portfolio Investment Assets				$723,633	$714,485
Non-controlled Affiliate Investments — 0.3% (8)
Non-controlled Affiliate Equity — Life Science —0.3% (8)
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	600,000	—	906
Total Non-Controlled Affiliate Equity				$—	906
Total Non-Controlled Affiliate Portfolio Investment Assets				$—	906
Total Portfolio Investment Assets — 201.4% (8)				$723,633	$715,391

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  June 30, 2023 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of June 30, 2023, 6.4% and 5.3% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature. PIK interest is accrued, added to the principal balance of the debt investment, and payable at maturity.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of June 30, 2023.
(14)	Debt investment sold to third party on July 3, 2023.
(15)	Entity is organized under the laws of Canada and has a principal place of business in Canada.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 226.1% (8)
Non-Affiliate Debt Investments — 215.5% (8)
Non-Affiliate Debt Investments — Life Science — 99.7% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	$2,885	$2,853	$2,777
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	2,885	2,823	2,750
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	January 1, 2025	1,442	1,411	1,374
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	2,885	2,821	2,748
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	February 1, 2025	2,885	2,821	2,748
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	1,442	1,408	1,371
		Term Loan	13.75%	Prime	6.25%	9.50%	-	3.00%	April 1, 2025	1,442	1,408	1,371
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,891	4,891
		Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,963	4,963
		Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,978	2,978
		Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,963	4,963
		Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,963	4,963
		Term Loan	12.50%	Prime	6.05%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,978	2,978
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.07%	Libor	7.90%	9.75%	-	5.00%	June 1, 2024	1,979	1,962	1,962
		Term Loan	12.07%	Libor	7.90%	9.75%	-	5.00%	June 1, 2024	1,979	1,963	1,963
		Term Loan	12.07%	Libor	7.90%	9.75%	-	5.00%	November 1, 2025	5,000	4,923	4,923
		Term Loan	12.07%	Libor	7.90%	9.75%	-	5.00%	May 1, 2026	5,000	4,912	4,912
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	10,000	9,872	9,872
		Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	15,000	14,808	14,808
		Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	6,000	5,923	5,923
		Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	6,000	5,923	5,923
		Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	4,000	3,949	3,949
		Term Loan	11.75%	Prime	4.75%	11.00%	-	4.25%	January 1, 2028	4,000	3,949	3,949
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	April 1, 2025	2,500	2,476	2,476
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	July 1, 2025	2,500	2,473	2,473
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Term Loan	13.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	5,000	4,857	4,857
		Term Loan	13.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	2,500	2,430	2,430
IMV Inc. (2)(5)(12)(14)	Biotechnology	Term Loan	13.25%	Prime	5.75%	9.00%	-	5.00%	July 1, 2025	5,000	4,946	4,946
		Term Loan	13.25%	Prime	5.75%	9.00%	-	5.00%	July 1, 2025	2,500	2,473	2,473
		Term Loan	13.25%	Prime	5.75%	9.00%	-	5.00%	January 1, 2026	5,000	4,947	4,947
		Term Loan	13.25%	Prime	5.75%	9.00%	-	5.00%	January 1, 2026	5,000	4,947	4,947
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Term Loan	12.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,077	6,077
		Term Loan	12.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,177	6,177
Native Microbials, Inc (2) (12)	Biotechnology	Term Loan	12.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	3,750	3,630	3,630
		Term Loan	12.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	2,500	2,469	2,469
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	13.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	10,000	9,701	9,701
		Term Loan	13.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,697	3,697
		Term Loan	13.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,697	3,697
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	4,667	4,597	4,597
		Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	4,667	4,597	4,597
		Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,280	2,280
		Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,280	2,280
		Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,274	2,274
		Term Loan	12.67%	Libor	8.50%	9.50%	-	5.50%	December 1, 2024	2,333	2,274	2,274
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	13.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	5,000	4,914	4,914
		Term Loan	13.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	2,500	2,457	2,457
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	13.75%	Prime	6.25%	9.50%	-	6.00%	April 1, 2026	2,500	2,463	2,364
		Term Loan	13.75%	Prime	6.25%	9.50%	-	6.00%	April 1, 2026	2,500	2,463	2,364
Canary Medical Inc. (2)(12)	Medical Device	Term Loan	12.75%	Prime	5.75%	9.00%	-	7.00%	November 1, 2024	2,500	2,475	2,475
		Term Loan	12.75%	Prime	5.75%	9.00%	-	7.00%	November 1, 2024	2,500	2,489	2,489
		Term Loan	12.75%	Prime	5.75%	9.00%	-	7.00%	November 1, 2024	2,500	2,473	2,473
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	10.50%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	5,000	4,973	4,973
		Term Loan	10.50%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	5,000	4,973	4,973
		Term Loan	10.50%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	2,500	2,478	2,478
		Term Loan	10.50%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	2,500	2,478	2,478
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	13.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	2,500	2,466	2,466
		Term Loan	13.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	5,000	4,932	4,932
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	12.17%	Libor	8.00%	9.25%	-	10.36%	July 1, 2025	3,960	3,898	3,898
		Term Loan	12.17%	Libor	8.00%	9.25%	-	10.36%	July 1, 2025	3,960	3,898	3,898

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Corinth Medtech, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	5.25%	8.50%	-	20.00%	September 15, 2022	2,500	2,500	2,500
		Term Loan	12.25%	Prime	5.25%	8.50%	-	20.00%	September 15, 2022	2,500	2,500	2,500
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	12.37%	Libor	8.20%	10.00%	-	5.00%	January 1, 2024	1,625	1,610	1,610
		Term Loan	12.37%	Libor	8.20%	10.00%	-	5.00%	January 1, 2024	108	107	107
		Term Loan	12.37%	Libor	8.20%	10.00%	-	5.00%	March 1, 2024	2,000	1,983	1,983
Embody, Inc. (2)(12)	Medical Device	Term Loan	14.00%	Prime	6.50%	9.75%	-	28.00%	August 1, 2026	2,500	2,482	2,482
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	October 1, 2024	3,208	3,143	3,143
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	June 1, 2025	1,000	974	974
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,939	4,939
		Term Loan	12.00%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,939	4,939
		Term Loan	12.00%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,933	4,933
		Term Loan	12.00%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,933	4,933
		Term Loan	12.50%	Prime	5.00%	9.75%	-	4.00%	January 1, 2027	5,000	4,913	4,913
		Term Loan	12.50%	Prime	5.00%	9.75%	-	4.00%	January 1, 2027	5,000	4,913	4,913
Robin Healthcare, Inc. (2)(12)	Medical Device	Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,360	3,360
		Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,460	3,460
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	11.75%	Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,597	3,597
		Term Loan	11.75%	Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,706	3,706
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	13.50%	Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,476	2,476
		Term Loan	13.50%	Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,476	2,476
		Term Loan	13.50%	Prime	6.50%	9.75%	-	8.00%	June 1, 2025	2,500	2,476	2,476
		Term Loan	13.50%	Prime	6.50%	9.75%	-	8.00%	April 1, 2026	2,500	2,453	2,453
		Term Loan	13.50%	Prime	6.50%	9.75%	-	8.00%	May 1, 2026	2,500	2,455	2,455
Spineology, Inc. (2)(12)	Medical Device	Term Loan	14.50%	Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,966	4,966
		Term Loan	14.50%	Prime	7.00%	10.25%	-	1.00%	April 1, 2026	2,500	2,481	2,481
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,349	3,349
		Term Loan	12.25%	Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,454	3,454
Total Non-Affiliate Debt Investments — Life Science											318,172	317,568
Non-Affiliate Debt Investments — Sustainability — 26.3% (8)
Aerofarms, Inc. (2)(12)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	-	3.00%	April 1, 2026	3,750	3,699	3,699
		Term Loan	14.25%	Prime	6.75%	10.00%	-	3.00%	April 1, 2026	3,750	3,699	3,699
Nexii Building Solutions, Inc. (2)(12)(14)	Other Sustainability	Term Loan	14.50%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,371	7,371
		Term Loan	14.50%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,371	7,371
		Term Loan	14.50%	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	7,500	7,371	7,371
		Term Loan	14.50%	Prime	7.00%	10.25%	-	2.50%	July 1, 2026	5,000	4,903	4,903
		Term Loan	14.50%	Prime	7.00%	10.25%	-	2.50%	July 1, 2026	5,000	4,903	4,903
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	-	2.75%	April 1, 2026	2,500	2,463	2,463
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.75%	April 1, 2026	5,000	4,927	4,927
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.75%	May 1, 2026	5,000	4,924	4,924
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.75%	May 1, 2026	2,500	2,462	2,462
		Term Loan	13.00%	Prime	5.50%	10.00%	-	2.75%	December 1, 2026	5,000	4,900	4,900
		Term Loan	13.00%	Prime	5.50%	10.00%	-	2.75%	December 1, 2026	2,500	2,450	2,450
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,697	3,697
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.50%	June 1, 2025	3,750	3,717	3,717
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	7,500	7,424	7,424
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,712	3,712
		Term Loan	14.25%	Prime	6.75%	10.00%	-	2.50%	October 1, 2025	3,750	3,712	3,712
Total Non-Affiliate Debt Investments — Sustainability											83,705	83,705
Non-Affiliate Debt Investments — Technology — 81.4% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	13.00%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,455	7,455
		Term Loan	13.00%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,455	7,455
		Term Loan	13.00%	Prime	6.00%	9.25%	-	2.50%	June 1, 2026	7,500	7,455	7,455
		Convertible Note	3.00%						July 1, 2023	250	250	306
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.75%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	5,000	4,966	4,966
		Term Loan	13.75%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	5,000	4,966	4,966
		Term Loan	13.75%	Prime	6.75%	10.00%	-	3.00%	January 1, 2025	3,000	2,979	2,979
		Term Loan	13.75%	Prime	6.75%	10.00%	-	3.00%	December 1, 2025	1,000	976	976
		Term Loan	13.75%	Prime	6.75%	10.00%	-	3.00%	February 1, 2026	1,000	977	977
Better Place Forests Co. (2)(12)(13)	Consumer-related Technologies	Term Loan	13.75%	Prime	6.25%	9.50%	-	1.85%	July 1, 2025	5,000	4,951	3,834
		Term Loan	13.75%	Prime	6.25%	9.50%	-	1.85%	October 1, 2025	2,500	2,474	1,916
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.75%	Prime	7.25%	10.50%	-	3.00%	May 1, 2026	3,500	3,461	3,461
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	12.75%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,500	2,482	2,482
		Term Loan	12.75%	Prime	5.75%	9.00%	-	5.50%	August 1, 2025	2,500	2,482	2,482

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 9.4% (8)
Non-Affiliate Warrants — Life Science — 3.1% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	26,442	311	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	7,404	214	335
Corvium, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	661,956	53	—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	263
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	463,915	126	125
F-Star Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	21,120	35	—
Greenlight Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	47,452	366	—
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	16,502	66	—
IMV Inc. (2)(5)(12)(14)	Biotechnology	Common Stock Warrant	39,774	67	—
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Preferred Stock Warrant	48,077	51	60
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	252,161	146	—
Native Microbials, Inc (2) (12)	Biotechnology	Preferred Stock Warrant	103,679	64	162
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	3,024
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	203,017	399	648
Rocket Pharmaceuticals Corporation (5)(12)	Biotechnology	Common Stock Warrant	7,051	17	14
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	264	37
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	95,293	44	—
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	72	3
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	1,175	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	64	1,200
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	27,330	48	31
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	84	1,864
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	145,483	69	209
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	775,000	148	179
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,972,222	221	226
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,375,727	153	150
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	394
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	317,647	124	113
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	194	385
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	101
Robin Healthcare, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	86,066	16	16
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	19,662	40	46
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	605,313	98	123
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	408	53	1
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock Warrant	135,484	71	83
Total Non-Affiliate Warrants — Life Science				4,197	9,792
Non-Affiliate Warrants — Sustainability — 0.6% (8)
Aerofarms, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	201,537	61	74
LiquiGlide, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	61,539	39	55
Nexii Building Solutions, Inc. (2)(12)(14)	Other Sustainability	Common Stock Warrant	204,832	488	1,061
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	681	214	361
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	35,906	126	268
Total Non-Affiliate Warrants — Sustainability				928	1,819

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Technology — 5.1% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	67
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	139	3,265
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	173
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	64
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	—
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	10,690	26	—
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	68	1,069
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	17,605	20	61
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	125
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	31,966	56	233
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,312,500	2,947	2,947
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,710	103	—
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	143	29	37
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,261,253	197	17
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,600	104	104
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	429
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	534
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	22
Updater, Inc.(2)(12)	Consumer-related Technologies	Common Stock Warrant	108,333	34	42
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	909
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	442,110	234	407
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	357
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	802
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	243
Halio, Inc. (2)(12)	Power Management	Preferred Stock Warrant	5,002,574	1,585	2,610
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred and Common Stock Warrants	6,081	56	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	77,828	21	69
Decisyon, Inc. (12)	Software	Common Stock Warrant	82,967	46	—
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	197
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	3
Groundspeed Analytics, Inc. (2)(12)	Software	Preferred Stock Warrant	86,300	6	6
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	296
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	41
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	288,115	22	312
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	80,197	40	44
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	56	39
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	46	99
Riv Data Corp. (2)(12)	Software	Preferred Stock Warrant	321,428	12	296
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Skyword, Inc. (12)	Software	Preferred and Common Stock Warrants	301,055	48	1
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	133
Supply Network Visiblity Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	83
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	12
Total Non-Affiliate Warrants — Technology				9,249	16,148
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
Hound Labs, Inc (2) (12)	Diagnostics	Preferred Stock Warrant	159,893	47	54
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	102	1,370
Secure Transfusion Services, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	77,690	47	—
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	80,544	160	170
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	359
Total Non-Affiliate Warrants — Healthcare information and services				416	1,953
Total Non-Affiliate Warrants				14,790	29,712
Non-Affiliate Other Investments — 0.4% (8)
Lumithera, Inc. (2)	Medical Device	Royalty Agreement		1,200	1,100
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				1,200	1,300
Non-Affiliate Equity — 0.8% (8)
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Common Stock	32,831	356	356
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	57
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	8	83
Lumithera, Inc. (2)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (2)	Other Sustainability	Preferred	22,313	8	27
Branded Online, Inc. (2)(5)	Software	Common Stock	108,004	1,079	83
Decisyon, Inc. (12)	Software	Preferred and Common Stock	72,638,663	230	—
Total Non-Affiliate Equity				4,184	2,556
Total Non-Affiliate Portfolio Investment Assets				$721,248	$720,026
Total Portfolio Investment Assets — 226.1% (8)				$721,248	$720,026

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility the 2019 Asset-Backed Notes and/or the 2022 Asset-Backed Notes.

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

(11)	Debt investment has a PIK feature.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2022.
(14)	Entity is organized under the laws of Canada and has a principal place of business in Canada.

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

The Company has established wholly owned subsidiaries, which are structured as Delaware limited liability companies, either to hold assets of portfolio companies acquired in connection with a foreclosure or bankruptcy or to hold equity in portfolio companies which the Company may control. Such wholly-owned subsidiaries are separate legal entities from the Company.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2023, there were two investments on nonaccrual status with a cost of $25.6 million and a fair value of $15.3 million. As of December 31, 2022, there were three investments on non-accrual status with a cost of $20.9 million and a fair value of $8.3 million. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any interest income received from debt investments on non-accrual status.

The Company has a limited number of debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $1.0 million and $2.2 million in PIK interest income during the three and six months ended June 30, 2023, respectively. The Company recorded no PIK interest income during the three and six months ended June 30, 2022.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  June 30, 2023 and 2022 was 3.1% and 6.8%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended  June 30, 2023 and 2022 was 4.7% and 8.0%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  June 30, 2023 and  December 31, 2022 was $6.9 million and $7.1 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of June 30, 2023 and  December 31, 2022 were $5.8 million and $4.8 million, respectively. The amortization expense for the three months ended  June 30, 2023 and 2022 was $0.5 million and $0.4 million, respectively. The amortization expense for the six months ended  June 30, 2023 and 2022 was $0.9 million and $0.7 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2023 and 2022, $0.2 million and $0.1 million, respectively, was accrued for U.S. federal excise tax. For the six months ended June 30, 2023 and 2022, $0.4 million and $0.2 million, respectively, was accrued for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2023 and  December 31, 2022. The Company’s income tax returns for the 2021, 2020 and 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended June 30, 2023, the Company sold 448,175 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $5.1 million, including $0.1 million of offering expenses, from these sales.

During the three months ended June 30, 2022, the Company sold 868,230 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $10.3 million, including $0.2 million of offering expenses, from these sales.

During the six months ended June 30, 2023, the Company sold 1,054,023 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $12.3 million, including $0.3 million of offering expenses, from these sales.

During the six months ended June 30, 2022, the Company sold 1,118,401 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $14.2 million, including $0.2 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2023, shares representing approximately $18.9 million of its common stock remain available for issuance and sale under the 2021 Equity Distribution Agreement.

On  March 14, 2022, the Company completed a follow-on public offering of 2,500,000 shares of its common stock at a public offering price of $14.35 per share, for total net proceeds to the Company of $34.3 million, after deducting underwriting commission and discounts and other offering expenses.

On  June 2, 2023, the Company completed a follow-on public offering of 3,250,000 shares of its common stock at a public offering price of $12.50 per share, for total net proceeds to the Company of $38.9 million, after deducting underwriting commission and discounts and other offering expenses.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Stock Repurchase Program

On April 28, 2023, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2024 or the repurchase of $5.0 million of the Company’s common stock. During the three and six months ended June 30, 2023 and 2022, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through June 30, 2023, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 3. Related party transactions

Investment Management Agreement

On October 28, 2022, the Board unanimously approved the renewal of the Investment Management Agreement dated as of March 7, 2019 (the “2019 Investment Management Agreement”). At a meeting of the stockholders convened on May 25, 2023 and reconvened on June 28, 2023, the stockholders approved a new Investment Management Agreement which became effective on June 30, 2023 (the “New Investment Management Agreement” and collectively with the 2019 Investment Management Agreement, the “Investment Management Agreement”) upon the closing of the acquisition of the Advisor by MCH Holdco LLC, an affiliate of Monroe Capital LLC. The new Investment Management Agreement replaced the previously effective 2019 Investment Management Agreement. The 2019 Investment Management and the New Investment Management Agreement contain the same economic terms. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management is calculated at an annual rate of 2.00% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage; provided, that, to the extent the Company’s gross assets (less cash and cash equivalents) exceed $250 million, the base management fee on the amount of such excess over $250 million will be calculated at an annual rate of 1.60% of the Company’s gross assets (less cash and cash equivalents) including any assets acquired with the proceeds of leverage. The base management fee is payable monthly in arrears and is prorated for any partial month.

The base management fee payable at June 30, 2023 and  December 31, 2022 was $1.1 million. The base management fee expense was $3.2 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively. The base management fee expense was $6.4 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively.

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

The performance based incentive fee expense was $0.1 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. The performance based incentive fee expense was $3.1 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three and six months ended June 30, 2023, which resulted in $3.1 million and $3.3 million of reduced expense and additional net investment income, respectively. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The deferred amount may be paid up to three years after the date of deferment. The total contingent future liability as of June 30, 2023 was $4.4 million, of which $1.1 million expires on December 31, 2025, $0.2 million expires on March 31, 2026 and $3.1 million expires on June 30, 2026, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the three and six months ended June 30, 2022. The performance based incentive fee payable as of June 30, 2023 and  December 31, 2022 was $0.1 million and $1.4 million, respectively. The entire incentive fee payable as of June 30, 2023 and  December 31, 2022 represented part one of the incentive fee.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended June 30, 2023 and 2022. The administrative fee expense was $0.8 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

Note 4. Investments

The following table shows the Company’s investments as of June 30, 2023 and  December 31, 2022:

	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$700,162	$683,309	$701,074	$686,458
Warrants	15,061	25,483	14,790	29,712
Other	1,200	1,300	1,200	1,300
Equity	7,210	5,299	4,184	2,556
Total investments	$723,633	$715,391	$721,248	$720,026

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of June 30, 2023 and  December 31, 2022:

	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$182,489	$174,598	$193,372	$195,006
Medical Device	128,203	130,634	132,803	135,960
Technology
Communications	22,922	26,170	22,892	26,176
Consumer-Related	113,903	108,275	121,961	114,050
Data Storage	417	1,060	476	1,316
Internet and Media	329	1,634	329	1,159
Networking	8,391	8,274	11,831	11,710
Power Management	1,585	2,898	1,585	2,610
Semiconductors	57	—	56	—
Software	142,853	139,934	120,157	118,716
Sustainability
Energy Efficiency	111	97	8	27
Other Sustainability	86,095	83,942	84,633	85,524
Healthcare Information and Services
Diagnostics	9,960	9,969	9,851	9,858
Other	101	1,374	7,559	3,870
Software	26,217	26,532	13,735	14,044
Total investments	$723,633	$715,391	$721,248	$720,026

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended June 30, 2023 were as follows:

			Three months ended June 30, 2023

	Fair value at			Transfers		Net		Fair value at
Portfolio	March 31,			in/(out) at	Dividends	unrealized	Net realized	June 30,
Company	2023	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2023
	(In thousands)
Cadrenal Therapeutics, Inc.	846	—	—	—	—	60	—	906
Total non-controlled affiliates	$846	$—	$—	$—	$—	$60	$—	$906

Transactions related to investments in non-controlled affiliated companies for the six months ended June 30, 2023 were as follows:

			Six months ended June 30, 2023
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	June 30,
Company	2022	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2023
	(In thousands)
Cadrenal Therapeutics, Inc.	$—	$—	$—	$—	$—	$906	$—	$906
Total non-controlled affiliates	$—	$—	$—	$—	$—	$906	$—	$906

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

For the three and six months ended June 30, 2023, there were no transactions related to investments in controlled affiliated companies.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the three months ended June 30, 2022 were as follows:

			Three months ended June 30, 2022

	Fair value at			Transfers		Net		Fair value at
Portfolio	March 31,			in/(out) at	Dividends	unrealized	Net realized	June 30,
Company	2022	Purchases	Sales	fair value	declared	gain/(loss)	gain/(loss)	2022
	(In thousands)
HESP LLC	—	—	(200)	—	—	1,400	(1,200)	—
Total controlled affiliates	$—	$—	$(200)	$—	$—	$1,400	$(1,200)	$—

Transactions related to investments in controlled affiliated companies for the six months ended June 30, 2022 were as follows:

			Six months ended June 30, 2022
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	June 30,
Company	2021	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2022
	(In thousands)
HESP LLC	—	—	(250)	—	—	1,450	(1,200)	—
Total controlled affiliates	$—	$—	$(250)	$—	$—	$1,450	$(1,200)	$—

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

The following tables detail the investments that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2023 and  December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$683,309	$683,309
Warrant investments	—	1,107	24,376	25,483
Other investments	—	—	1,300	1,300
Equity investments	1,040	—	4,259	5,299
Total investments	$1,040	$1,107	$713,244	$715,391

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$686,458	$686,458
Warrant investments	—	3,567	26,145	29,712
Other investments	—	—	1,300	1,300
Equity investments	140	—	2,416	2,556
Total investments	$140	$3,567	$716,319	$720,026

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2023 and  December 31, 2022. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2023:

June 30, 2023
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$611,524	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 24%	14%

	71,785	Multiple Probability Weighted Cash Flow Model	Probability Weighting	5% - 100%	50%

Warrant investments	24,314	Black-Scholes Valuation Model	Price Per Share	0.000 –1,89999	$59.21
			Average Industry Volatility	28%	28%
			Marketability Discount	20%	20%
			Estimated Time to Exit (in years)	1 to 5	3
	62	Expected Proceeds	Price Per Share	$0.25	$0.25

Other investments	1,300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	4,259	Last Equity Financing	Price Per Share	$0.03– $215.03	$27.56

Total Level 3 investments	$713,244

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

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On June 30, 2023, the closing price of the 2026 Notes on the New York Stock Exchange was $23.35 per note and had an aggregate fair value of $53.7 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On June 30, 2023, the closing price of the 2027 Notes on the New York Stock Exchange was $24.14 per note and had an aggregate fair value of $55.5 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on June 30, 2023, the 2019 Asset-Backed Notes were trading at par value, or $30.8 million, and are categorized as Level 3 within the fair value hierarchy described above. Based on market quotations on June 30, 2023, the 2022 Asset-Backed Notes were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2023:

	Three months ended June 30, 2023
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$684,554	$24,638	$2,915	$1,300	$713,407
Purchase of investments	40,545	—	—	—	40,545
Warrants and equity received and classified as Level 3	—	515	89	—	604
Principal payments received on investments	(24,740)	—	—	—	(24,740)
Payment-in-kind interest on investments	950	—	—	—	950
Proceeds from sale of investments	(528)	(1,458)	—	—	(1,986)
Net realized (loss) gain on investments	(17,672)	1,287	(127)	—	(16,512)
Unrealized appreciation (depreciation) included in earnings	2,118	(606)	(1,307)	—	205
Transfer out of Level 3	—	—	(111)	—	(111)
Transfer out of debt investments	(2,800)	—	2,800	—	—
Other	882	—	—	—	882
Level 3 assets, end of period	$683,309	$24,376	$4,259	$1,300	$713,244

During the three months ended June 30, 2023, there was one transfer out of Level 3. The one transfer out of Level 3 related to equity held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 1 upon the portfolio company becoming a public company.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2022:

	Three months ended June 30, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$492,194	$21,645	$203	$200	$514,242
Purchase of investments	158,985	—	250	—	159,235
Warrants received and classified as Level 3	—	669	—	—	669
Principal payments received on investments	(73,096)	—	—	(232)	(73,328)
Proceeds from sale of investments	(21,750)	(396)	—	—	(22,146)
Net realized gain (loss) on investments	—	239	—	(1,168)	(929)
Unrealized (depreciation) appreciation included in earnings	(3,797)	3,010	—	1,400	613
Other	(976)	—	—	—	(976)
Level 3 assets, end of period	$551,560	$25,167	$453	$200	$577,380

During the three months ended June 30, 2022, there were no transfers in or out of Level 3.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2023:

	Six months ended June 30, 2023
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$686,458	$26,145	$2,416	$1,300	$716,319
Purchase of investments	87,543	—	10	—	87,553
Warrants and equity received and classified as Level 3	—	656	89	—	745
Principal payments received on investments	(64,496)	—	—	—	(64,496)
Payment-in-kind interest on investments	2,154	—	—	—	2,154
Proceeds from sale of investments	(7,036)	(1,470)	—	—	(8,506)
Net realized (loss) gain on investments	(17,665)	1,146	(127)	—	(16,646)
Unrealized depreciation included in earnings	(2,448)	(2,096)	(1,118)	—	(5,662)
Transfer out of Level 3	—	—	(111)	—	(111)
Transfer out of debt investments	(3,095)	(5)	3,100	—	—
Other	1,894	—	—	—	1,894
Level 3 assets, end of period	$683,309	$24,376	$4,259	$1,300	$713,244

During the six months ended June 30, 2023, there was one transfer out of Level 3. The one transfer out of Level 3 related to equity held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 1 upon the portfolio company becoming a public company.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2023 includes $13.1 million in unrealized depreciation on debt investments, $1.9 million in unrealized depreciation on warrant investments and $1.3 million in unrealized depreciation on equity investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2022:

	Six months ended June 30, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$437,317	$19,837	$203	$200	$457,557
Purchase of investments	253,470	—	250	—	253,720
Warrants received and classified as Level 3	—	1,477	—	—	1,477
Principal payments received on investments	(87,191)	—	—	(282)	(87,473)
Proceeds from sale of investments	(43,000)	(426)	—	—	(43,426)
Net realized gain (loss) on investments	—	269	—	(1,168)	(899)
Unrealized (depreciation) appreciation included in earnings	(6,967)	4,010	—	1,450	(1,507)
Other	(2,069)	—	—	—	(2,069)
Level 3 assets, end of period	$551,560	$25,167	$453	$200	$577,380

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

As of June 30, 2023 and  December 31, 2022, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of June 30, 2023 and  December 31, 2022:

	June 30, 2023			December 31, 2022
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$125,000	$5,000	$120,000
NYL Facility	250,000	176,750	73,250	200,000	176,750	23,250
2019 Asset-Backed Notes	30,807	30,807	—	42,573	42,573	—
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	645,807	422,557	223,250	582,573	439,323	143,250
Unamortized debt issuance costs attributable to term borrowings	—	(4,541)	—	—	(5,245)	—
Total borrowings outstanding, net	$645,807	$418,016	$223,250	$582,573	$434,078	$143,250

As of June 30, 2023, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of June 30, 2023, the asset coverage for borrowed amounts was 184%.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Company may request advances under the Key Facility through June 22, 2024 and the Key Facility is scheduled to mature on June 22, 2026. The interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.25% and 7.50% on June 30, 2023 and  December 31, 2022, respectively. The average interest rate on the Key Facility for the three months ended June 30, 2023 and 2022 was 8.41% and 4.25%, respectively. The average interest rate on the Key Facility for the six months ended June 30, 2023 and 2022 was 8.17% and 4.25%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of June 30, 2023 and  December 31, 2022, the Company had borrowing capacity under the Key Facility of $150.0 million and $120.0 million, respectively. At June 30, 2023 and  December 31, 2022, $61.4 million and $40.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

NYL Facility

On April 21, 2020, the Company purchased all of the limited liability company interests in HSLFI. HFI entered into the NYL Facility with the NYL Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the NYL Noteholders. On June 1, 2018, HSLFI sold or contributed to HFI certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFI are collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to the Indenture. The interest rate on the notes issued under the NYL Facility was based on the three year USD mid-market swap rate plus a margin of between 3.55% and 5.15% with an interest rate floor, depending on the rating of such notes at the time of issuance.

On February 25, 2022, the Company amended its NYL Facility to, among other things, reduce the applicable margin used to calculate the credit facility’s interest rate on the Company’s borrowings above $100.0 million. Such borrowings were priced at the three-year USD mid-market swap rate plus 3.00%.

On May 24, 2023, the Company amended its NYL Facility to, among other things, increase the commitment by $50.0 million to enable its wholly-owned subsidiary to issue up to $250.0 million of secured notes. The amendment to the NYL Facility extends the investment period to June 2024 and the maturity date of all advances to June 2029. In addition, the amendment amended the interest rate for advances made after May 24, 2023, fixing the interest rate at the greater of (i) 4.60% and (ii) the Three Year I Curve plus 3.50%, with the interest rate to be reset on any advance date.

There were $176.8 million in advances made by the NYL Noteholders as of June 30, 2023 and  December 31, 2022. The interest rate as of June 30, 2023 and  December 31, 2022 was 5.62% and 5.57%, respectively. As of June 30, 2023 and  December 31, 2022, the Company had borrowing capacity under the NYL Facility of $73.2 million and $23.2 million, respectively. At June 30, 2023 and  December 31, 2022, $3.0 million and $23.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At  June 30, 2023 and December 31, 2022, there were approximately $1.3 million and $1.0 million, respectively, of restricted investments.

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

As of June 30, 2023 and  December 31, 2022, the 2019 Asset-Backed Notes had an outstanding principal balance of $30.8 million and $42.6 million, respectively.

Under the terms of the 2019 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2019 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2019 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2023 and  December 31, 2022, there were approximately $0.5 million and $0.6 million of restricted investments, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2022 Asset-Backed Notes

On November 9, 2022, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the 2022 Asset-Backed Notes. The 2022 Asset-Backed Notes were rated A by DBRS, Inc. There has been no change in the rating since November 9, 2022.

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

As of  June 30, 2023 and  December 31, 2022, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At  June 30, 2023 and  December 31, 2022, there were approximately $1.1 million and $1.2 million of restricted investments, respectively.

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2023, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2023, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

The balance of unfunded commitments to extend credit was $143.4 million and $190.0 million as of June 30, 2023 and  December 31, 2022, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2023:

	June 30, 2023		December 31, 2022
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Principal	Commitment	Principal	Commitment
	Balance	Liability	Balance	Liability
	(In thousands)		(In thousands)
BrightInsight, Inc.	$18,250	$241	$21,000	$278
Britecore Holdings, Inc.	—	—	5,000	66
Castle Creek Biosciences	4,000	72	4,000	72
Divergent Technologies, Inc.	11,250	118	22,500	236
Engage3, LLC	—	—	8,000	40
Groundspeed Analytics, Inc.	—	—	15,000	150
Hound Labs, Inc.	—	—	7,500	88
KSQ Therapeutics, Inc.	—	—	10,000	100
Lytics, Inc.	4,000	52	5,000	65
Native Microbials, Inc.	—	—	7,500	72
Nexii Building Solutions, Inc.	1,488	—	—	—
Noodle Partners, Inc.	10,000	123	—	—
Optoro, Inc.	11,250	—	15,000	38
PDS Biotechnology Corporation	10,000	158	10,000	158
Robin Healthcare, Inc.	5,000	50	10,000	100
SafelyYou, Inc.	20,000	270	—	—
Scientia Vascular, Inc.	5,000	55	10,000	110
STS (ABC), LLC	140	—	—	—
Slingshot Aerospace, Inc.	5,000	64	5,000	64
Supply Network Visibility Holdings, LLC	10,000	35	—	—
Swift Health Systems Inc.	11,500	—	25,500	105
Temperpack Technologies, Inc.	6,500	14	9,000	19
Viken Detection Corporation	10,000	160	—	—
Total	$143,378	$1,412	$190,000	$1,761

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2023 and December 31, 2022, which totaled $1.4 million and $1.8 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments, at cost and fair value, represented 25% and 23% of total debt investments outstanding as of June 30, 2023 and  December 31, 2022. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of June 30, 2023 and  December 31, 2022. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 23% and 22% of total interest and fee income on investments for the three months ended June 30, 2023 and 2022, respectively. Interest income from the five largest debt investments at fair value accounted for 23% of total interest and fee income on investments for the three months ended June 30, 2023 and 2022. Interest income from the five largest debt investments at cost accounted for 23% and 22% of total interest and fee income on investments for the six months ended June 30, 2023 and 2022, respectively. Interest income from the five largest debt investments at fair value accounted for 23% and 22% of total interest and fee income on investments for the six months ended June 30, 2023 and 2022, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2023 and for the year ended December 31, 2022:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Six Months Ended June 30, 2023
4/28/2023	8/17/23	9/15/23	$0.11	$—	—	$—
4/28/2023	7/18/23	8/15/23	0.11	—	—	—
4/28/2023	6/16/23	7/14/23	0.11	3,434	7,424	96
2/23/2023	5/18/23	6/14/23	0.11	3,087	7,128	86
2/23/2023	4/18/23	5/16/23	0.11	3,068	6,705	84
2/23/2023	3/17/23	4/14/23	0.11	3,035	6,894	81
			$0.66	$12,624	28,151	$347
Year Ended December 31, 2022
10/28/2022	2/17/23	3/15/23	$0.11	$3,040	6,764	$75
10/28/2022	1/18/23	2/15/23	0.11	3,021	5,754	74
10/28/2022	12/19/22	1/13/23	0.11	2,978	5,618	69
10/28/2022	11/17/22	12/15/22	0.05	1,319	2,171	27
7/29/2022	11/17/22	12/15/22	0.10	2,638	4,341	57
7/29/2022	10/18/22	11/15/22	0.10	2,580	4,621	60
7/29/2022	9/19/22	10/14/22	0.10	2,558	7,703	81
4/29/2022	8/18/22	9/15/22	0.10	2,528	4,925	60
4/29/2022	7/19/22	8/16/22	0.10	2,484	3,939	55
4/29/2022	6/17/22	7/15/22	0.10	2,434	4,286	51
2/25/2022	5/18/22	6/15/22	0.10	2,378	4,428	50
2/25/2022	4/19/22	5/16/22	0.10	2,349	4,088	49
2/25/2022	3/18/22	4/14/22	0.10	2,352	3,221	46
			$1.28	$32,659	61,859	$754

On July 28, 2023, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
September 18, 2023	September 19, 2023	October 16, 2023	$0.11
October 17, 2023	October 18, 2023	November 15, 2023	$0.11
November 16, 2023	November 17, 2023	December 15, 2023	$0.11

After paying distributions of $0.33 per share and earning net investment income of $0.54 per share for the quarter, the Company’s undistributed spillover income as of June 30, 2023 was $1.02 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Six months ended June 30,
	2023		2022
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.47		$11.56
Net investment income	1.00		0.62
Realized loss	(0.58)		(0.04)
Unrealized depreciation on investments	(0.23)		(0.10)
Net increase in net assets resulting from operations	0.19		0.48
Distributions declared (1)	(0.66)		(0.60)
From net investment income	(0.66)		(0.60)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.07		0.25
Net asset value at end of period	$11.07		$11.69
Per share market value, beginning of period	$11.60		$15.92
Per share market value, end of period	$12.08		$11.54
Total return based on a market value (3)	9.8%		(23.7)%
Shares outstanding at end of period	32,096,259		24,857,104
Ratios to average net assets:
Expenses without incentive value (4)	14.2%		10.8%
Incentive fees (4)	1.9%		2.6%
Net expenses (4)	16.1%		13.4%
Net investment income with incentive fees (4)	17.5%		10.5%
Net assets at the end of the period	$355,419		$290,605
Average net asset value	$331,850		$271,976
Average debt per share	$15.11		$12.81
Portfolio turnover ratio	7.6%	(5)	11.3%	(5)

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Subsequent Events

On  July 6, 2023, the Company funded a $0.3 million debt investment to an existing portfolio company, Nexii Building Solutions, Inc. ("Nexii"). On July 25, 2023, the Company funded an additional $0.3 million debt investment to Nexii. On July 27, 2023, the Company funded an additional $0.2 million debt investment to Nexii.

On July 12, 2023, Evelo Biosciences, Inc. (“Evelo”) paid down $5.0 million of the principal amount of its loans outstanding under that certain Venture Loan and Security Agreement by and among the Company, the other lender parties therein and Evelo, dated as of December 15, 2022, as amended (the “Loan Agreement”), and the Company and Evelo converted $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into 2,164,502 unregistered shares of Common Stock of Evelo.

On  July 13, 2023, the Company funded a $0.8 million equity investment to an existing portfolio company, Better Place Forests Co. (“Better Place”), converted $0.5 million of the principal amount of its outstanding debt investments in Better Place into preferred stock of Better Place and converted $2.7 million of the principal amount of its outstanding debt investments in Better Place into common stock of Better Place.

On July 18, 2023, the Company funded a $0.2 million debt investment to an existing portfolio company, Aerobiotix, LLC.

On July 31, 2023, the Company funded a $5.0 million debt investment to a new portfolio company, Tallac Therapeutics, Inc.

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

●

geopolitical turmoil, including the military dispute between Ukraine and Russia and Chinese aggression in the Taiwan Strait, and the potential for volatility in energy prices and disruptions to global supply chains resulting from such turmoil and its impact on the industries in which we invest;

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

●

the timing of cash flows, if any, from the operations of our portfolio companies, and the resulting effect on our portfolio companies' decisions to make payment-in-kind ("PIK") interest payments or ability to make end of term payments;

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of June 30, 2023, 86.9%, or $593.6 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	54	$683,309	95.5%	60	$686,458	95.3%
Warrants	85	25,483	3.6	90	29,712	4.1
Other investments	2	1,300	0.2	2	1,300	0.2
Equity	12	5,299	0.7	8	2,556	0.4
Total		$715,391	100.0%		$720,026	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Beginning portfolio	$715,312	$515,009	$720,026	$458,075
New debt investments	50,545	159,235	97,553	253,720
Less refinanced debt balances	(10,000)	(25,000)	(10,000)	(25,000)
Net new debt investments	40,545	134,235	87,553	228,720
Principal payments received on investments	(6,075)	(4,861)	(12,890)	(6,956)
Payment-in-kind interest on investments	950	—	2,154	—
Early pay-offs and principal paydowns	(18,665)	(43,467)	(51,606)	(55,517)
Accretion of debt investment fees	1,645	1,547	3,093	2,553
New debt investment fees	(502)	(1,860)	(802)	(2,785)
Equity received in settlement of fee income	89	—	89	—
Proceeds from sale of investments	(1,986)	(22,146)	(8,506)	(43,426)
Net loss on investments	(16,529)	(929)	(16,697)	(899)
Net unrealized appreciation (depreciation) on investments	608	(36)	(6,929)	(2,273)
Other	(1)	—	(94)	—
Ending portfolio	$715,391	$577,492	$715,391	$577,492

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$171,256	25.1%	$189,729	27.6%
Medical Device	123,196	18.0	127,839	18.6
Technology
Communications	22,386	3.3	22,671	3.3
Consumer-Related	102,521	15.0	108,226	15.8
Networking	8,027	1.2	11,467	1.7
Software	136,929	20.0	117,002	17.0
Sustainability
Other Sustainability	83,255	12.2	83,705	12.2
Healthcare Information and Services
Diagnostics	9,913	1.4	9,804	1.4
Other Healthcare	—	—	2,500	0.4
Software	25,826	3.8	13,515	2.0
Total	$683,309	100.0%	$686,458	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost and fair value represented 25% and 23% of total debt investments outstanding as of June 30, 2023 and December 31, 2022 respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of June 30, 2023 and December 31, 2022.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of June 30, 2023 and December 31, 2022, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	11	$151,399	22.2%	8	$93,832	13.7%
3	38	460,125	67.3	47	557,554	81.2
2	4	61,985	9.1	2	26,822	3.9
1	1	9,800	1.4	3	8,250	1.2
Total	54	$683,309	100.0%	60	$686,458	100.0%

As of June 30, 2023, there was one debt investment with an internal credit rating of 1, with an aggregate cost of $17.4 million and an aggregate fair value of $9.8 million. As of December 31, 2022, there were three debt investments with an internal credit rating of 1, with an aggregate cost of $20.9 million and an aggregate fair value of $8.3 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended June 30, 2023 and 2022

The following table shows consolidated results of operations for the three months ended June 30, 2023 and 2022:

	For the three months ended
	June 30,
	2023	2022
	(In thousands)
Total investment income	$28,117	$18,588
Total expenses	11,865	9,900
Net investment income before excise tax	16,252	8,688
Provision for excise tax	179	106
Net investment income	16,073	8,582
Net realized loss	(16,529)	(929)
Net unrealized appreciation (depreciation) on investments	608	(36)
Net increase in net assets resulting from operations	$152	$7,617
Average debt investments, at fair value	$687,529	$522,521
Average gross assets less cash	$739,141	$568,079
Average borrowings outstanding	$435,402	$324,392

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $9.5 million, or 51.3%, to $28.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, total investment income consisted primarily of $26.6 million in interest income from investments, which included $3.1 million in income from the accretion of origination fees and end of term payments, or ETPs, and $1.5 million in fee income. Interest income on debt investments increased by $8.9 million, or 50.2%, to $26.6 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Interest income on debt investments for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 increased primarily due to an increase of $165.0 million, or 31.6%, in the average size of our debt investment portfolio and an increase in the prime rate which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.6 million, or 72.0%, to $1.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to higher fee income earned on prepayments for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

The following table shows our dollar-weighted annualized yield for the three months ended June 30, 2023 and 2022:

	For the three months ended
	June 30,
Investment type:	2023	2022
Debt investments(1)	16.3%	14.2%
All investments(1)	15.6%	13.6%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 23% and 22% of investment income for the three months ended June 30, 2023 and 2022, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 23% of investment income for the three months ended June 30, 2023 and 2022.

Expenses

Total expenses increased by $2.0 million, or 19.8%, to $11.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $3.0 million, or 69.9%, to $7.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $111.0 million, or 34.2%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and an increase in our effective cost of debt for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Base management fee expense increased by $0.7 million, or 27.1%, to $3.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Base management fee increased primarily due to an increase of $165.0 million, or 31.6%, in average debt investments for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Performance based incentive fee expense decreased by $2.0 million, or 94.5%, to $0.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was due to an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $3.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The Incentive Fee Cap and Deferral Mechanism resulted in $3.1 million of reduced incentive fee expense and increased net investment income for the three months ended June 30, 2023. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap for the three months ended June 30, 2023 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $1.4 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively.

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

During the three months ended June 30, 2023, we realized net losses on investments totaling $16.5 million primarily due to the settlement of three of our debt investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments. During the three months ended June 30, 2022, we realized net losses on investments totaling $0.9 million primarily due to the settlement of one of our other investments.

During the three months ended June 30, 2023, net unrealized appreciation on investments totaled $0.6 million which was primarily due to the reversal of previously recorded unrealized depreciation from the settlement of two of our debt investments offset by (1) the unrealized depreciation on three of our debt investments and (2) the unrealized depreciation on one of our equity investments. During the three months ended June 30, 2022, net unrealized depreciation on investments totaled $0.04 million which was primarily due (1) the unrealized appreciation on our warrant investments and (2) the reversal of previously recorded unrealized depreciation from the settlement of one of our other investments partially offset by the unrealized depreciation on three of our debt investments.

Comparison of the six months ended June 30, 2023 and 2022

The following table shows consolidated results of operations for the six months ended June 30, 2023 and 2022:

	For the six months ended
	June 30,
	2023	2022
	(In thousands)
Total investment income	$56,154	$32,792
Total expenses	26,707	18,275
Net investment income before excise tax	29,447	14,517
Provision for excise tax	363	206
Net investment income	29,084	14,311
Net realized loss	(16,697)	(899)
Net unrealized depreciation on investments	(6,929)	(2,273)
Net increase in net assets resulting from operations	$5,458	$11,139
Average debt investments, at fair value	$687,996	$490,777
Average gross assets less cash	$738,484	$533,221
Average borrowings outstanding	$437,965	$296,042

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $23.4 million, or 71.2%, to $56.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, total investment income consisted primarily of $54.0 million in interest income from investments, which included $7.4 million in income from the accretion of origination fees and end of term payments, or ETPs, and $2.1 million in fee income. Interest income on debt investments increased by $22.5 million, or 71.1%, to $54.0 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Interest income on debt investments for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 increased primarily due to an increase of $197.2 million, or 40.2%, in the average size of our debt investment portfolio and an increase in the prime rate which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.9 million, or 74.8%, to $2.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher fee income earned on prepayments for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

The following table shows our dollar-weighted annualized yield for the six months ended June 30, 2023 and 2022:

	For the six months ended
	June 30,
Investment type:	2023	2022
Debt investments(1)	16.3%	13.4%
All investments(1)	15.5%	12.8%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost and fair value in the aggregate accounted for 23% and 22% of investment income for the six months ended June 30, 2023 and 2022, respectively.

Expenses

Total expenses increased by $8.4 million, or 46.1%, to $26.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $6.7 million, or 86.9%, to $14.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $141.9 million, or 47.9%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 and an increase in our effective cost of debt for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Base management fee expense increased by $1.6 million, or 34.4%, to $6.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Base management fee increased primarily due to an increase of $197.2 million, or 40.2%, in average debt investments for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Performance based incentive fee expense decreased by $0.5 million, or 13.3%, to $3.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was due to an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $3.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The Incentive Fee Cap and Deferral Mechanism resulted in $3.3 million of reduced incentive fee expense and increased net investment income for the six months ended June 30, 2023. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap for the six months ended June 30, 2023 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $2.9 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

During the six months ended June 30, 2023, we realized net losses on investments totaling $16.7 million primarily due to the settlement of three of our debt investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments. During the six months ended June 30, 2022, we realized net losses on investments totaling $0.9 million primarily due the settlement of one of our other investments.

During the six months ended June 30, 2023, net unrealized depreciation on investments totaled $6.9 million which was primarily due to (1) the unrealized depreciation on three of our debt investments and (2) the unrealized depreciation on one of our equity investments offset by the reversal of previously recorded unrealized depreciation from the settlement of two of our debt investments. During the six months ended June 30, 2022, net unrealized depreciation on investments totaled $2.3 million which was primarily due to the unrealized depreciation on three of our debt investments partially offset by (1) the unrealized appreciation on our warrant investments and (2) the reversal of previously recorded unrealized depreciation from the settlement of one of our other investments.

Liquidity and capital resources

As of June 30, 2023 and December 31, 2022, we had cash and investments in money market funds of $50.3 million and $27.7 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of June 30, 2023 and December 31, 2022, we had $2.9 million and $2.8 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2019 Asset-Backed Notes, 2022 Asset-Backed Notes, or our NYL Facility. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) and the Note Funding Agreement (the “NYL Facility”, together with the Key Facility, the “Credit Facilities”) with several entities owned or affiliated with New York Life Insurance Company, and issuance of our public debt securities. In the current economic environment, such avenues for liquidity may not be available, or may be available on less attractive terms.

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

During the three months ended June 30, 2023, we sold 448,175 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $5.1 million, including $0.1 million of offering expenses, from these sales.

During the three months ended June 30, 2022, we sold 868,230 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $10.3 million, including $0.2 million of offering expenses, from these sales.

During the six months ended June 30, 2023, we sold 1,054,023 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $12.3 million, including $0.3 million of offering expenses, from these sales.

During the six months ended June 30, 2022, we sold 1,118,401 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $14.2 million, including $0.2 million of offering expenses, from these sales.

On March 14, 2022, we completed a follow-on public offering of 2,500,000 shares of our common stock at a public offering price of $14.35 per share, for total net proceeds to us of $34.3 million, after deducting underwriting commission and discounts and other offering expenses.

On June 2, 2023, we completed a follow-on public offering of 3,250,000 shares of our common stock at a public offering price of $12.50 per share, for total net proceeds to us of $38.9 million, after deducting underwriting commission and discounts and other offering expenses.

On April 28, 2023, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2024 or the repurchase of $5.0 million of our common stock. During the three and six months ended June 30, 2023 and 2022, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through June 30, 2023, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At June 30, 2023, there was no outstanding principal balance under our Key Facility. At December 31, 2022, the outstanding principal balance under our Key Facility was $5.0 million. As of June 30, 2023 and December 31, 2022, we had borrowing capacity under the Key Facility of $150.0 million and $120.0 million, respectively. At June 30, 2023 and December 31, 2022, $61.4 million and $40.2 million, respectively, was available, subject to existing terms and advance rates.

At June 30, 2023 and December 31, 2022, the outstanding principal balance under the NYL Facility was $176.8 million. As of June 30, 2023 and December 31, 2022, we had borrowing capacity under the NYL Facility of $73.2 million and $23.2 million, respectively. At June 30, 2023 and December 31, 2022, $3.0 million and $23.2 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities provided cash of $7.2 million for the six months ended June 30, 2023, and our financing activities provided cash of $15.5 million for the same period. Our operating activities provided cash from principal payments received on our debt investments partially offset by cash used to purchase investments in portfolio companies. Our financing activities provided cash primarily from the completion of a follow-on public offering of 3.25 million shares of common stock for net proceeds of $38.9 million, after deducting underwriting commission and discounts and other offering expenses and the sale of shares through our ATM for net proceeds of $12.3 million, partially offset by cash used to repay our 2019 Asset-Backed Notes, to repay the outstanding principal balance under our Key Facility and to pay distributions to our stockholders.

Our operating activities used cash of $110.7 million for the six months ended June 30, 2022, and our financing activities provided cash of $141.4 million for the same period. Our operating activities used cash to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the issuance of the 2027 Notes (as defined below), the completion of a follow-on public offering of 2.5 million shares of common stock for net proceeds of $34.3 million, after deducting underwriting commission and discounts and other offering expenses and advances on our Credit Facilities, partially offset by cash used to repay a portion of the outstanding principal under our Key Facility, to repay our 2019 Asset-Backed Notes and to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$125,000	$5,000	$120,000
NYL Facility	250,000	176,750	73,250	200,000	176,750	23,250
2019 Asset-Backed Notes	30,807	30,807	—	42,573	42,573	—
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	645,807	422,557	223,250	582,573	439,323	143,250
Unamortized debt issuance costs attributable to term borrowings	—	(4,541)	—	—	(5,245)	—
Total borrowings outstanding, net	$645,807	$418,016	$223,250	$582,573	$434,078	$143,250

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.25% and 7.50% as of June 30, 2023 and December 31, 2022, respectively. The interest rates in effect were 8.50% and 7.75% as of June 30, 2023 and December 31, 2022, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

On June 29, 2023, we amended the Key Facility to, among other things, increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by debt investments held by Credit II and permits an advance rate of up to sixty percent (60%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. After the period during which we may request advances under the Key Facility (or the “Revolving Period”), we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed sixty percent (60%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. The Revolving Period ends on June 22, 2024 and the maturity date of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable, is June 22, 2026.

NYL Facility

On April 21, 2020, we purchased all of the limited liability company interests in HSLFI. HFI is a wholly-owned subsidiary of HSLFI. HFI entered into the NYL Facility with the NYL Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the NYL Noteholders. On June 1, 2018, HSLFI sold or contributed to HFI certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFI are collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments.

On February 25, 2022, we amended the NYL Facility to, among other things, reduce the applicable margin used to calculate the NYL Facility’s interest rate on our borrowings above $100 million. Such borrowings were priced at the three-year USD mid-market swap rate plus 3.00%.

On May 24, 2023, we amended the NYL Facility to, among other things, increase the commitment by $50.0 million to enable our wholly-owned subsidiary to issue up to $250.0 million of secured notes. The amendment to the NYL Facility extends the investment period to June 2024 and the maturity date of all advances to June 2029. In addition, the amendment amended the interest rate for advances made after May 24, 2023, fixing the interest rate at the greater of (i) 4.60% and (ii) the Three Year I-Curve plus 3.50% with the interest rate to be reset on any advance date.

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2023, and December 31, 2022, there were approximately $1.3 million and $1.0 million, respectively, of restricted investments.

There were $176.8 million in notes issued to the NYL Noteholders as of June 30, 2023 and December 31, 2022 at an interest rate of 5.62% and 5.57%, respectively. As of June 30, 2023 and December 31, 2022, we had borrowing capacity under the NYL Facility of $73.2 million and $23.3 million, respectively. At June 30, 2023 and December 31, 2022, $3.0 million and $23.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

At June 30, 2023, and December 31, 2022, the 2019 Asset-Backed Notes had an outstanding principal balance of $30.8 million and $42.6 million, respectively.

Under the terms of the 2019 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2019 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2019 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2023, and December 31, 2022, there were approximately $0.5 million and $0.6 million, respectively, of restricted investments.

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

As of June 30, 2023 and December 31, 2022, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2023, and December 31, 2022, there were approximately $1.1 million and $1.2 million, respectively, of restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026, or the 2026 Notes. The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2023, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2023, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Other assets

As of June 30, 2023 and December 31, 2022, other assets were $4.0 million and $2.8 million, respectively, which was primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2023:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$422,557	$42,934	$272,457	$107,166	$—
Unfunded commitments	143,380	118,380	25,000	—	—
Incentive fee deferral	4,376	—	4,376	—	—
Total	$570,313	$161,314	$301,833	$107,166	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2023, we had unfunded commitments of $143.4 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of June 30, 2023, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three and six months ended June 30, 2023, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $3.1 million and $3.3 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of June 30, 2023, the total amount subject to recoupment was $4.4 million.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2023 and 2022, our Advisor earned $3.3 million and $4.7 million, respectively, pursuant to the Investment Management Agreement. During the six months ended June 30, 2023 and 2022, our Advisor earned $9.5 million and $8.3 million, respectively, pursuant to the Investment Management Agreement.

On February 22, 2023, our Advisor, Horizon Technology Finance Principals LLC f/k/a Horizon Technology Finance, LLC (“HTF Principals”) and Horizon Technology Finance Employees LLC (“HTF Employees”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with MCH Holdco LLC (“MCH Holdco”), an affiliate of Monroe Capital LLC (“Monroe Capital”), and Monroe Capital Investment Holdings, L.P., an affiliate of Monroe Capital and the sole stockholder of MCH Holdco. On June 30, 2023, pursuant to the Purchase Agreement, HTF Principals and HTF Employees sold all of their membership interests in our Advisor (which constitute one hundred percent (100%) of the membership interests of our Advisor) to MCH Holdco and our Advisor became a direct wholly owned subsidiary of MCH Holdco and an affiliate of Monroe Capital. Pursuant to the Purchase Agreement, a significant portion of the consideration payable by Monroe Capital to HTF Principals and HTF Employees is in the form of earnout payments contingent upon our performance in 2023, 2024, and 2025, aligning the incentives of our Advisor’s current officers with our stockholders.

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended June 30, 2023 and 2022, our Advisor earned $0.4 million pursuant to the Administration Agreement. During the six months ended June 30, 2023 and 2022, our Advisor earned $0.8 million and $0.7 million, respectively, pursuant to the Administration Agreement.

In connection with the Purchase Agreement, HTF Principals sold MCH Holdco its trademark interest in “Horizon Technology Finance” subject to our non-exclusive, royalty-free license to use the name “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor may manage other investment vehicles, or Advisor Funds, with the same investment strategy as us, which now may include investment vehicles managed by affiliates of Monroe Capital. Our Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in negotiated investments. On November 27, 2017, we were granted exemptive relief from the SEC which permits us to co-invest with the Advisor Funds, subject to certain conditions.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and six months ended June 30, 2023 and 2022, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2023 and December 31, 2022.

Recent developments

On July 6, 2023, we funded a $0.3 million debt investment to an existing portfolio company, Nexii Building Solutions, Inc. ("Nexii). On July 25, 2023, we funded an additional $0.3 million debt investment to Nexii. On July 27, 2023, we funded an additional $0.2 million debt investment to Nexii

On July 12, 2023, Evelo Biosciences, Inc. (“Evelo”) paid down $5.0 million of the principal amount of its loans outstanding under that certain Venture Loan and Security Agreement by and among us, the other lender parties therein and Evelo, dated as of December 15, 2022, as amended (the “Loan Agreement”), and we and Evelo converted $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into 2,164,502 unregistered shares of Common Stock of Evelo.

On July 13, 2023, we funded a $0.8 million equity investment to an existing portfolio company, Better Place Forests Co. (“Better Place”), converted $0.5 million of the principal amount of our outstanding debt investments in Better Place into preferred stock of Better Place and converted $2.7 million of the principal amount of our outstanding debt investments in Better Place into common stock of Better Place.

On July 18, 2023, we funded a $0.2 million debt investment to an existing portfolio company, Aerobiotix, LLC.

On July 31, 2023, we funded a $5.0 million debt investment to a new portfolio company, Tallac Therapeutics, Inc.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2023 and December 31, 2022, 95% and 100%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. New commitments to lend to our portfolio companies are typically based on the Prime Rate as published in The Wall Street Journal.

Based on our June 30, 2023 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at June 30, 2023, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$19,026	$—	$19,026
Up 200 basis points	$12,716	$—	$12,716
Up 100 basis points	$6,407	$—	$6,407
Down 300 basis points	$(17,400)	$—	$(17,400)
Down 200 basis points	$(12,211)	$—	$(12,211)
Down 100 basis points	$(6,114)	$—	$(6,114)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2026 Notes, our 2019 Asset-Backed Notes and our 2022 Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to an interest rate floor of 0.25% per annum, based on a prime rate index which resets monthly, and the interest payable on NYL Facility is based on the Three Year I Curve rate plus a margin of 3.50% with an interest rate floor and resets on any advance date. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”), and related Commodity Futures Trading Commission (the "CFTC"), regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2023 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, except as set forth below.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 4 to Sale and Servicing Agreement, dated as of May 24, 2023, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Lending Fund I LLC, the originator and seller, Horizon Technology Finance Corporation, the servicer, U.S. Bank Trust Company, National Association and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K, filed on May 25, 2023).
10.2	Third Amended and Restated Note Funding Agreement, dated as of May 24, 2023, by and among Horizon Funding I, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8‑K, filed on May 25, 2023).
10.3	Third Supplemental Indenture, dated as of May 24, 2023, by and among Horizon Funding I, LLC, the issuer, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8‑K, filed on May 25, 2023).
10.4	Underwriting Agreement, dated May 30, 2023, among Horizon Technology Finance Corporation, Horizon Technology Finance Management LLC and Morgan Stanley & Co. LLC, as representative of the several underwriters named on Schedule A thereto (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8‑K, filed on June 5, 2023).
10.5	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of June 29, 2023, by and among Horizon Credit II LLC, as borrower, the lenders that are signatories thereto, and KeyBank National Association, as arranger and agent for the lenders (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K, filed on June 30, 2023).
10.6	Amendment No. 1 to Second Amended and Restated Sale and Servicing Agreement, dated as of June 29, 2023, by and among Horizon Credit II LLC, as buyer, the Company, as originator and servicer, Horizon Technology Finance Management LLC, as sub-servicer, U.S. Bank National Association, as collateral custodian and backup servicer, and KeyBank National Association, as agent for the lenders (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8‑K, filed on June 30, 2023).
10.7	Investment Management Agreement, effective as of June 30, 2023, by and between Horizon Technology Finance Corporation and Horizon Technology Finance Management LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K, filed on July 5, 2023).
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: August 1, 2023	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: August 1, 2023	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer