Form 10-Q
period 2023-09-30
Horizon Technology Finance Corp
filed 2023-10-31
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of October 31, 2023 was 33,330,529.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $700,932 and $721,248, respectively)	$695,423	$720,026
Non-controlled affiliate investments at fair value (cost of $39,666 and $0, respectively) (Note 5)	20,485	—
Controlled affiliate investments at fair value (cost of $14,216 and $0, respectively) (Note 5)	13,145	—
Total investments at fair value (cost of $754,814 and $721,248, respectively) (Note 4)	729,053	720,026
Cash	34,816	20,612
Investments in money market funds	12,457	7,066
Restricted investments in money market funds	2,838	2,788
Interest receivable	14,135	13,573
Other assets	3,945	2,761
Total assets	$797,244	$766,826

Liabilities
Borrowings (Note 7)	$435,500	$434,078
Distributions payable	10,991	9,159
Base management fee payable (Note 3)	1,080	1,065
Incentive fee payable (Note 3)	—	1,392
Other accrued expenses	3,098	2,684
Total liabilities	450,669	448,378

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 33,474,423 and 27,920,838 shares issued and 33,306,958 and 27,753,373 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	35	29
Paid-in capital in excess of par	451,722	385,921
Distributable loss	(105,182)	(67,502)
Total net assets	346,575	318,448
Total liabilities and net assets	$797,244	$766,826
Net asset value per common share	$10.41	$11.47

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Investment income
From non-affiliate investments:
Interest income	$23,825	$22,745	$75,695	$54,317
Fee income	124	509	2,255	1,729
Payment-in-kind interest income	3,777	—	5,930	—
From non-controlled affiliate investments:
Interest income	1,246	—	1,246	—
From controlled affiliate investments:
Interest income	8	—	8	—
Payment-in-kind interest income	158	—	158	—
Total investment income	29,138	23,254	85,292	56,046
Expenses
Interest expense	7,107	5,339	21,407	12,987
Base management fee (Note 3)	3,213	2,788	9,621	7,555
Performance based incentive fee (Note 3)	—	2,784	3,094	6,353
Administrative fee (Note 3)	441	412	1,249	1,147
Professional fees	452	314	1,558	1,163
General and administrative	392	381	1,384	1,088
Total expenses	11,605	12,018	38,313	30,293
Net investment income before excise tax	17,533	11,236	46,979	25,753
Provision for excise tax	179	100	542	306
Net investment income	17,354	11,136	46,437	25,447
Net realized and unrealized loss
Net realized loss on non-affiliate investments	(11,816)	(8,665)	(28,513)	(8,364)
Net realized gain on non-controlled affiliate investments	—	30	—	30
Net realized gain (loss) on controlled affiliate investments	—	50	—	(1,150)
Net realized loss on investments	(11,816)	(8,585)	(28,513)	(9,484)
Net unrealized appreciation (depreciation) on non-affiliate investments	180	3,442	(7,656)	(281)
Net unrealized depreciation on non-controlled affiliate investments	(19,055)	—	(18,149)	—
Net unrealized appreciation on controlled affiliate investments	1,357	—	1,357	1,450
Net unrealized (depreciation) appreciation on investments	(17,518)	3,442	(24,448)	1,169
Net realized and unrealized loss	(29,334)	(5,143)	(52,961)	(8,315)
Net (decrease) increase in net assets resulting from operations	$(11,980)	$5,993	$(6,524)	$17,132
Net investment income per common share	$0.53	$0.43	$1.54	$1.06
Net (decrease) increase in net assets resulting from operations per common share	$(0.37)	$0.23	$(0.22)	$0.71
Distributions declared per share	$0.33	$0.30	$0.99	$0.90
Weighted average shares outstanding	32,451,900	25,738,054	30,155,287	23,995,369

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings (Loss)	Assets
Balance at June 30, 2022	24,857,104	$26	$350,173	(59,594)	$290,605
Issuance of common stock, net of offering costs	1,523,519	1	18,995	—	18,996
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	11,136	11,136
Net realized loss on investments	—	—	—	(8,585)	(8,585)
Net unrealized appreciation on investments	—	—	—	3,442	3,442
Issuance of common stock under dividend reinvestment plan	13,150	—	166	—	166
Distributions declared	—	—	—	(8,073)	(8,073)
Balance at September 30, 2022	26,393,773	27	369,334	(61,674)	307,687

Balance at June 30, 2023	32,096,259	34	437,561	(82,176)	355,419
Issuance of common stock, net of offering costs	1,186,303	1	13,854	—	13,855
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	17,354	17,354
Net realized loss on investments	—	—	—	(11,816)	(11,816)
Net unrealized depreciation on investments	—	—	—	(17,518)	(17,518)
Issuance of common stock under dividend reinvestment plan	24,396	—	307	—	307
Distributions declared	—	—	—	(11,026)	(11,026)
Balance at September 30, 2023	33,306,958	$35	$451,722	$(105,182)	$346,575

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Earnings (Loss)	Assets
Balance at December 31, 2021	21,217,460	$22	$301,359	$(56,046)	$245,335
Issuance of common stock, net of offering costs	5,141,920	5	67,519	—	67,524
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	25,447	25,447
Net realized loss on investments	—	—	—	(9,484)	(9,484)
Net unrealized appreciation on investments	—	—	—	1,169	1,169
Issuance of common stock under dividend reinvestment plan	34,393	—	456	—	456
Distributions declared	—	—	—	(22,760)	(22,760)
Balance at September 30, 2022	26,393,773	27	369,334	(61,674)	307,687

Balance at December 31, 2022	27,753,373	29	385,921	(67,502)	318,448
Issuance of common stock, net of offering costs	5,490,326	6	65,025	—	65,031
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	46,437	46,437
Net realized loss on investments	—	—	—	(28,513)	(28,513)
Net unrealized depreciation on investments	—	—	—	(24,448)	(24,448)
Issuance of common stock under dividend reinvestment plan	63,259	—	776	—	776
Distributions declared	—	—	—	(31,156)	(31,156)
Balance at September 30, 2023	33,306,958	$35	$451,722	$(105,182)	$346,575

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(6,524)	$17,132
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	1,433	1,142
Net realized loss on investments	28,513	9,484
Net unrealized depreciation on investments	24,448	(1,169)
Purchase of investments	(154,488)	(348,347)
Principal payments received on investments	90,222	114,433
Payment-in-kind interest on investments	(6,088)	—
Proceeds from sale of investments	11,063	49,681
Equity received in settlement of fee income	(89)	—
Warrants received in settlement of fee income	(80)	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,491	(2,175)
Increase in end-of-term payments	(1,960)	(3,003)
Decrease in unearned income	(2,621)	(274)
(Increase) decrease in other assets	(837)	115
Increase in other accrued expenses	414	193
Increase in base management fee payable	15	1,164
(Decrease) increase in incentive fee payable	(1,392)	769
Net cash used in operating activities	(16,480)	(160,855)
Cash flows from financing activities:
Proceeds from issuance of 2027 Notes	—	57,500
Repayment of 2019 Asset-Backed Notes	(23,876)	(27,041)
Proceeds from issuance of common stock, net of offering costs	65,031	67,525
Advances on Credit Facilities	59,250	119,000
Repayment of Credit Facilities	(35,000)	(47,000)
Debt issuance costs	(732)	(2,470)
Distributions paid	(28,548)	(20,752)
Net cash provided by financing activities	36,125	146,762
Net increase (decrease) in cash, cash equivalents and restricted cash	19,645	(14,093)
Cash, cash equivalents and restricted cash:
Beginning of period	30,466	47,281
End of period	$50,111	$33,188

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,956	$11,543
Supplemental non-cash investing and financing activities:
Warrant investments received and recorded as unearned income	$1,870	$2,969
Distributions payable	$10,991	$7,918
End-of-term payments receivable	$11,743	$8,240
Non-cash income	$12,861	$4,504

	September 30,
	2023	2022
Cash	$34,816	$23,839
Investments in money market funds	12,457	7,732
Restricted investments in money market funds	2,838	1,617
Total cash, cash equivalents and restricted cash	$50,111	$33,188

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 200.7% (8)
Non-Affiliate Debt Investments — 191.4% (8)
Non-Affiliate Debt Investments — Life Science — 69.7% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,903	4,903
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,975	4,975
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,985	2,985
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,975	4,975
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,975	4,975
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,985	2,985
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	June 1, 2024	1,979	1,971	1,971
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	June 1, 2024	1,979	1,972	1,972
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	November 1, 2025	5,000	4,943	4,943
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	May 1, 2026	5,000	4,939	4,939
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	3,500	3,399	3,365
		Term Loan	14.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	1,750	1,699	1,684
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,193	6,193
		Term Loan	13.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,193	6,193
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	13.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	3,750	3,716	3,716
		Term Loan	13.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	2,500	2,478	2,478
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	10,000	9,898	9,898
		Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,712	3,712
		Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,712	3,712
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	4,667	4,594	4,594
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	4,667	4,594	4,594
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,286	2,286
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,286	2,286
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,282	2,282
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,282	2,282
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	4,500	4,434	4,434
		Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	2,250	2,217	2,217
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.75%	Prime	4.25%	12.25%	-	4.00%	August 1, 2027	2,500	2,226	2,226
		Term Loan	12.75%	Prime	4.25%	12.25%	-	4.00%	August 1, 2027	2,500	2,455	2,455
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	2,500	2,466	2,344
		Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	2,500	2,466	2,344
		Term Loan	9.00%	Fixed	-	-	-	18.00%	June 30, 2024	200	200	190
Candesant Biomedical, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	5,000	4,751	4,751
		Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	2,500	2,451	2,451
		Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	2,500	2,451	2,451
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	5,000	4,985	4,985
		Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	5,000	4,985	4,985
		Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	2,500	2,488	2,488
		Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	2,500	2,488	2,488
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	4,722	4,678	4,678
		Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	2,361	2,339	2,339
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.32%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,960	3,916	3,916
		Term Loan	13.32%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,960	3,916	3,916
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	January 1, 2024	750	739	739
		Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	January 1, 2024	50	49	49
		Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	March 1, 2024	1,067	1,052	1,052
InfoBionic, Inc. (2)(12)	Medical Device	Term Loan	14.75%	Prime	6.25%	9.50%	-	4.00%	October 1, 2024	2,771	2,733	2,733
		Term Loan	14.75%	Prime	6.25%	9.50%	-	4.00%	June 1, 2025	1,000	982	982
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Term Loan	13.50%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,960	4,960
		Term Loan	13.50%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,960	4,960
		Term Loan	13.50%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,956	4,956
		Term Loan	13.50%	Prime	5.00%	9.75%	-	4.00%	March 1, 2025	5,000	4,956	4,956
		Term Loan	13.50%	Prime	5.00%	9.75%	-	4.00%	January 1, 2027	5,000	4,934	4,934
		Term Loan	13.50%	Prime	5.00%	9.75%	-	4.00%	January 1, 2027	5,000	4,934	4,934

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Robin Healthcare, Inc. (2)(12)(13)	Medical Device	Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,468	1,749
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,468	1,749
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	13.25%		Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,663	3,663
		Term Loan	13.25%		Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,718	3,718
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	March 1, 2027	5,000	4,938	4,938
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	2,500	2,295	2,295
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	2,500	2,471	2,471
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	5,000	4,943	4,943
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	5,000	4,943	4,943
Spineology, Inc. (2)(12)	Medical Device	Term Loan	15.50%		Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,975	4,975
		Term Loan	15.50%		Prime	7.00%	10.25%	-	1.00%	April 1, 2026	2,500	2,487	2,487
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,464	3,464
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,464	3,464
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,453	3,453
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,453	3,453
Total Non-Affiliate Debt Investments — Life Science												245,317	241,576
Non-Affiliate Debt Investments — Sustainability — 23.8% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	4.33%	December 1, 2026	3,750	3,675	3,675
		Term Loan	15.25%		Prime	6.75%	10.00%	-	4.33%	December 1, 2026	3,750	3,675	3,675
Nexii Building Solutions, Inc. (2)(12)(14)	Other Sustainability	Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	8,102	8,009	6,754
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	8,102	8,009	6,754
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	September 1, 2025	8,102	8,009	6,754
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	July 1, 2026	5,402	5,332	4,496
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	July 1, 2026	5,402	5,332	4,496
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	September 30, 2023	707	707	596
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	September 30, 2023	564	564	475
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	September 30, 2023	281	281	237
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	September 30, 2023	279	279	235
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	September 30, 2023	167	167	141
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	April 1, 2026	5,000	4,951	4,951
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	April 1, 2026	2,500	2,475	2,475
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	May 1, 2026	5,000	4,948	4,948
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	May 1, 2026	2,500	2,474	2,474
		Term Loan	14.00%		Prime	5.50%	11.75%	-	2.75%	December 1, 2026	5,000	4,926	4,926
		Term Loan	14.00%		Prime	5.50%	11.75%	-	2.75%	December 1, 2026	2,500	2,463	2,463
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,678	3,678
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,692	3,692
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	7,500	7,374	7,374
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,687	3,687
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,687	3,687
Total Non-Affiliate Debt Investments — Sustainability												88,394	82,643

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Technology — 80.5% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	6,875	6,840	6,840
		Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	6,875	6,840	6,840
		Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	6,875	6,840	6,840
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	May 1, 2026	3,500	3,470	3,470
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	14.25%		Prime	5.75%	9.00%	-	5.50%	August 1, 2025	1,833	1,821	1,821
		Term Loan	14.25%		Prime	5.75%	9.00%	-	5.50%	August 1, 2025	1,833	1,821	1,821
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,605	3,605
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,241	1,241
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,723	3,723
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,241	1,241
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,723	3,723
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,241	1,241
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,709	3,709
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,703	3,703
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	April 1, 2028	3,750	3,709	3,709
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	3,750	3,705	3,705
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	3,750	3,705	3,705
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.50%		Prime	5.00%	5.00%	-	4.00%	March 1, 2027	2,000	1,335	1,335
		Term Loan	13.50%		Prime	5.00%	5.00%	-	4.00%	March 1, 2027	3,000	2,003	2,003
		Term Loan	12.00%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	12.00%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.00%		Prime	2.50%	8.00%	-	-	September 1, 2027	2,598	2,589	2,351
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	15.25%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	4,000	3,975	3,975
		Term Loan	15.25%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	2,000	1,987	1,987
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,547	5,505	4,894
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,219	2,204	1,960
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,774	2,759	2,453
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	3,328	3,310	2,943
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,774	2,747	2,443
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,774	2,747	2,443
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,547	5,493	4,884
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,774	2,746	2,441
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	August 1, 2027	2,500	2,408	2,408
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	July 1, 2028	1,875	1,783	1,783
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	March 1, 2025	1,700	1,683	1,683
		Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	March 1, 2025	1,700	1,683	1,683
		Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	September 1, 2025	2,300	2,277	2,277
Unagi, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	1,108	1,086	872
		Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	554	543	436
		Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	554	543	436
Liqid, Inc. (2)(12)	Networking	Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,833	1,807	1,807
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,833	1,807	1,807
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	917	903	903
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	917	903	903
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	917	887	887
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	5,000	4,857	4,857
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,464	2,464
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,464	2,464
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,464	2,464

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Dropoff, Inc. (2)(12)	Software	Term Loan	15.00	% (11)	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,550	6,432	6,377
		Term Loan	15.00	% (11)	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,046	5,937	5,886
		Term Loan	15.00	% (11)	Prime	6.50%	9.75%	-	3.50%	August 1, 2026	2,519	2,472	2,451
Engage3, LLC (2)(12)	Software	Term Loan	14.75%		Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,726	3,726
		Term Loan	14.75%		Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,726	3,726
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,877	9,877
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,877	9,877
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,939	4,939
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,939	4,939
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	15.00%		Prime	6.50%	9.75%	-	2.50%	March 1, 2026	5,000	4,965	4,965
		Term Loan	15.00%		Prime	6.50%	9.75%	-	2.50%	March 1, 2026	2,500	2,483	2,483
Lytics, Inc. (2)(12)	Software	Term Loan	14.50%		Prime	6.00%	14.25%	-	4.00%	November 1, 2026	2,500	2,418	2,350
		Term Loan	14.50%		Prime	6.00%	14.25%	-	4.00%	December 1, 2026	1,250	1,236	1,201
		Term Loan	14.50%		Prime	6.00%	14.25%	-	4.00%	April 1, 2027	1,000	993	966
Mirantis, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,774	4,774
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,910	4,910
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,910	4,910
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,910	4,910
Noodle Partners, Inc. (2)(12)	Software	Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	10,000	9,814	9,814
		Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,938	4,938
		Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,939	4,939
Reputation Institute, Inc. (2)(12)	Software	Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	August 1, 2025	3,833	3,785	3,785
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,952	4,952
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,952	4,952
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,952	4,952
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,952	4,952
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	2,500	2,457	2,457
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	3,500	3,489	3,489
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	2,500	2,492	2,492
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	1,500	1,495	1,495
Viken Detection Corporation (2)(12)	Software	Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	5,000	4,768	4,768
		Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	2,500	2,464	2,464
		Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	2,500	2,464	2,464
Total Non-Affiliate Debt Investments — Technology												282,962	278,989
Non-Affiliate Debt Investments — Healthcare information and services — 17.4% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,481	2,481
		Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,481	2,481
		Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	5,000	4,962	4,962
BrightInsight, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	7,000	6,677	6,677
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,459	3,459
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,459	3,459
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	April 1, 2028	2,750	2,708	2,708
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	10,000	9,647	9,647
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,921	4,921
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,921	4,921
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,921	4,921
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.75%		Prime	3.25%	11.00%	-	5.00%	June 1, 2027	5,000	4,642	4,642
		Term Loan	11.75%		Prime	3.25%	11.00%	-	5.00%	June 1, 2027	5,000	4,912	4,912
Total Non-Affiliate Debt Investments — Healthcare information and services												60,191	60,191
Total Non- Affiliate Debt Investments												676,864	663,399

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 7.6% (8)
Non-Affiliate Warrants — Life Science — 2.0% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	26,444	311	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	7,404	214	348
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	269
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Preferred Stock Warrant	48,076	50	60
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	16,611	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	103,679	64	165
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	162	667
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	345,327	487	205
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	264	127
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	1,600,002	194	194
vTv Therapeutics Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	95,293	44	—
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	72	17
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	1,175	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,210
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	8,800	48	10
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	1,307
Candesant Biomedical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	93,336	152	152
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	145,483	69	213
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,106,174	148	184
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,972,222	218	236
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,730,746	172	176
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	272
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	317,647	124	59
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	194	395
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	104
Robin Healthcare, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	86,066	16	—
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	27,036	59	230
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,043	275	304
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	408	53	1
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock Warrant	135,484	71	40
Total Non-Affiliate Warrants — Life Science				4,183	6,945

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Sustainability — 0.2% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Preferred Stock Warrant	400,000	81	81
LiquiGlide, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	61,359	41	59
Nexii Building Solutions, Inc. (2)(12)(14)	Other Sustainability	Common Stock Warrant	217,726	490	—
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	681	214	371
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	46,311	175	322
Total Non-Affiliate Warrants — Sustainability				1,001	833
Non-Affiliate Warrants — Technology — 4.7% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	69
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	3,283
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	139
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	—
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	—
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	68	1,060
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	75,997	22	30
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	31	128
CZV, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	65,569	81	81
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	37,294	92	279
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,312,500	2,945	2,676
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	250	29	63
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred and Common Stock Warrant	1,237,370	197	—
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	11,550	182	182
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	596
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	538
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Common Stock Warrant	108,333	34	—
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	917
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	153
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	63
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	336
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	1,216
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	251
Halio, Inc. (2)(12)	Power Management	Preferred Stock Warrant	5,002,574	1,585	2,901
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred and Common Stock Warrant	6,081	56	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	161,215	98	147
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	54
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	223
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	—
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	350,000	70	71
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	124
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	32	43
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	71,305	18	44
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	85,543	43	1
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	115	79
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	56	48
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	103
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	135
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	146
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	122
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	12
Total Non-Affiliate Warrants — Technology				9,744	16,313

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
Hound Labs, Inc (2) (12)	Diagnostics	Preferred Stock Warrant	171,370	47	15
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	102	1,379
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	85,066	167	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	189	191
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	61	346
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	150,353	163	167
Total Non-Affiliate Warrants — Healthcare information and services				729	2,098
Total Non-Affiliate Warrants				15,657	26,189
Non-Affiliate Other Investments — Life Science — 0.3% (8)
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,200	1,100
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	—
Total Non-Affiliate Other Investments				1,200	1,100
Non-Affiliate Equity — 1.4% (8)
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	600,000	—	408
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Common Stock	32,831	355	356
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	30
NextCar Holding Company, Inc. (2)(12)	Technology	Preferred Stock	2,688,971	89	89
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	83
Lumithera, Inc. (12)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	36
Branded Online, Inc. (2)(5)	Software	Common Stock	5,398	1,079	3
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	1,281
Lotame, Inc. (12)	Software	Preferred Stock	66,127	4	193
Axiom Space, Inc. (12)	Technology	Preferred Stock	1,810	261	306
Total Non-Affiliate Equity				7,211	4,735
Total Non-Affiliate Portfolio Investment Assets				$700,932	$695,423

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 5.9% (8)
Non-Controlled Affiliate Debt Investments — Life Sciences — 3.5% (8)
Evelo Biosciences, Inc. (2)(5)(12)(13)	Biotechnology	Term Loan	12.75%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	7,778	7,672	2,666
		Term Loan	12.75%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	11,667	11,509	3,997
		Term Loan	12.75%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	4,681	4,618	1,604
		Term Loan	12.75%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	4,667	4,603	1,597
		Term Loan	12.75%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	3,111	3,069	1,068
		Term Loan	12.75%	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	3,111	3,069	1,068
Total Non-Controlled Affiliate Debt Investments											34,540	12,000

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — Life Sciences — 2.4% (8)
Aulea Medical, Inc. (12)(16)	Medical Device	Common Stock	660,537	—	—
Evelo Biosciences, Inc. (5)	Biotechnology	Common Stock	2,164,502	5,000	8,485
Total Non-Controlled Affiliate Equity				5,000	8,485
Non-controlled Affiliate Warrants — Life Sciences — 0.0% (8)
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	126	—
Total Non-Controlled Affiliate Warrants				126	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$39,666	$20,485

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 3.8% (8)
Controlled Affiliate Debt Investments — Technology — 1.3% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	2.78%	August 1, 2029	3,604	3,556	3,006
		Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	2.78%	August 1, 2029	1,719	1,695	1,433
Total Controlled Affiliate Debt Investments												5,251	4,439

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — Technology — 0.7% (8)
Better Place Forests Co. (12)	Technology	Preferred and Common Stock	2,551,596	2,811	2,552
Total Controlled Affiliate Equity				2,811	2,552
Controlled Affiliate Other Investments — Life Sciences — 1.8% (8)
HIMV LLC (12)(17)	Biotechnology	Other Investment		6,154	6,154
Total Controlled Affiliate Equity				6,154	6,154
Total Controlled Affiliate Portfolio Investment Assets				$14,216	$13,145
Total Portfolio Investment Assets — 210.4% (8)				$754,814	$729,053

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  September 30, 2023 is provided.

(5)	Portfolio company is a public company.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(Dollars in thousands)

(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of September 30, 2023, 4.5% and 3.9% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature. PIK interest is accrued, added to the principal balance of the debt investment, and payable at maturity.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of September 30, 2023.
(14)	Entity is organized under the laws of Canada and has a principal place of business in Canada.
(15)	On or about September 13, 2023, in connection with New Aerofarms, Inc. purchase of substantially all of the assets of Aerofarms, Inc.in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of Horizon in Aerofarms, Inc.
(16)	On July 31, 2023, pursuant to a certain Secured Party Bill of Sale and Transfer Agreement, the Company sold substantially all of the assets of Corinth MedTech, Inc., a borrower of the Company, to Aulea Medical Inc. (“Aulea”) in consideration of 660,537 shares of the common stock of Aulea.
(17)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the CCAA Court made May 5, IMV, Inc. (“IMV”) commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. HIMV LLC is 70% owned by HRZN and 30% owned by the co-lender.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,478	3,478
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,238	1,238
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,715	3,715
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,238	1,238
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,715	3,715
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,238	1,238
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,698	3,698
		Term Loan	11.25%	Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,698	3,698
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.50%	Prime	5.00%	5.00%	-	4.00%	March 1, 2027	2,000	1,082	1,082
		Term Loan	12.50%	Prime	5.00%	5.00%	-	4.00%	March 1, 2027	3,000	1,623	1,623
		Term Loan	11.00%	Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	11.00%	Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
Interior Define, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	January 1, 2026	3,210	3,151	—
		Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	January 1, 2026	2,963	2,886	—
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.00%	Prime	6.75%	10.00%	-	-	September 1, 2027	2,500	2,588	2,279
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	14.25%	Prime	6.75%	10.00%	-	3.00%	October 1, 2025	5,000	4,954	4,954
		Term Loan	14.25%	Prime	6.75%	10.00%	-	3.00%	October 1, 2025	2,500	2,477	2,477
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	5,000	4,943	4,715
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	2,000	1,981	1,890
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	2,500	2,477	2,363
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	3,000	2,971	2,835
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	2,500	2,459	2,345
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	2,500	2,459	2,345
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	5,000	4,914	4,688
		Term Loan	12.75%	Prime	5.75%	9.00%	-	2.00%	December 30, 2022	2,500	2,456	2,342
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	August 1, 2027	2,500	2,347	2,347
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.25%	Prime	7.25%	10.50%	-	3.00%	March 1, 2025	2,700	2,673	2,673
		Term Loan	14.25%	Prime	7.25%	10.50%	-	3.00%	March 1, 2025	2,700	2,673	2,673
		Term Loan	14.25%	Prime	7.25%	10.50%	-	3.00%	September 1, 2025	3,000	2,967	2,967
Unagi, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.25%	Prime	7.75%	11.00%	-	-	July 1, 2025	2,500	2,473	2,473
		Term Loan	15.25%	Prime	7.75%	11.00%	-	-	July 1, 2025	1,250	1,236	1,236
		Term Loan	15.25%	Prime	7.75%	11.00%	-	-	July 1, 2025	1,250	1,236	1,236
Liqid, Inc. (2)(12)	Networking	Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	3,333	3,286	3,286
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	3,333	3,286	3,286
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,667	1,641	1,641
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,667	1,641	1,641
		Term Loan	13.25%	Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,667	1,613	1,613
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	13.75%	Prime	6.75%	10.00%	-	5.00%	March 1, 2026	2,500	2,421	2,421
		Term Loan	13.75%	Prime	6.75%	10.00%	-	5.00%	March 1, 2026	2,500	2,487	2,487
Decisyon, Inc. (12)	Software	Term Loan	16.93%	Prime	9.43%	12.68%	-	50.43%	December 31, 2022	3,295	3,295	3,295
Dropoff, Inc. (2)(12)	Software	Term Loan	14.00%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,500	6,347	6,347
		Term Loan	14.00%	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,000	5,859	5,859
		Term Loan	14.00%	Prime	6.50%	9.75%	-	3.50%	August 1, 2026	2,500	2,436	2,436
Engage3, LLC (2)(12)	Software	Term Loan	13.25%	Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,678	3,678
		Term Loan	13.25%	Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,718	3,718
Groundspeed Analytics, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.50%	11.00%	18.00%	3.00%	December 1, 2026	5,000	4,798	4,798
		Term Loan	13.00%	Prime	5.50%	11.00%	18.00%	3.00%	December 1, 2026	5,000	4,948	4,948
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,826	9,826
		Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,826	9,826
		Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,913	4,913
		Term Loan	13.00%	Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,913	4,913
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	14.00%	Prime	6.50%	9.75%	-	2.50%	March 1, 2026	5,000	4,947	4,947
		Term Loan	14.00%	Prime	6.50%	9.75%	-	2.50%	March 1, 2026	2,500	2,474	2,474
Lytics, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	6.00%	9.25%	-	3.00%	July 1, 2025	2,500	2,396	2,396
		Term Loan	13.00%	Prime	6.00%	12.25%	-	3.00%	December 1, 2026	1,250	1,231	1,231
Reputation Institute, Inc. (2)(12)	Software	Term Loan	14.25%	Prime	7.25%	10.50%	-	3.00%	August 1, 2025	5,000	4,932	4,932
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	13.25%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,870	4,870
		Term Loan	13.25%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,933	4,933
		Term Loan	13.25%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,933	4,933
		Term Loan	13.25%	Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,933	4,933
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	February 1, 2025	3,500	3,472	3,472
		Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	February 1, 2025	3,500	3,472	3,472
		Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	December 1, 2025	2,500	2,472	2,472
		Term Loan	13.50%	Prime	6.50%	9.75%	-	4.00%	December 1, 2025	2,500	2,472	2,472
Total Non-Affiliate Debt Investments — Technology											268,468	259,366
Non-Affiliate Debt Investments — Healthcare information and services — 8.1% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan	13.50%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,385	2,385
		Term Loan	13.50%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,473	2,473
		Term Loan	13.50%	Prime	6.00%	9.25%	-	3.50%	June 1, 2026	5,000	4,946	4,946
Secure Transfusion Services, Inc. (2)(12)(13)	Other Healthcare	Term Loan	13.25%	Prime	5.75%	9.00%	-	4.00%	October 1, 2025	4,943	4,943	1,668
		Term Loan	13.25%	Prime	5.75%	9.00%	-	4.00%	December 31, 2025	2,500	2,467	832
BrightInsight, Inc. (2)(12)	Software	Term Loan	12.50%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	7,000	6,619	6,619
		Term Loan	12.50%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,448	3,448
		Term Loan	12.50%	Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,448	3,448
Total Non-Affiliate Debt Investments — Healthcare information and services											30,729	25,819
Total Non- Affiliate Debt Investments											701,074	686,458

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2022

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Technology — 5.1% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	67
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	139	3,265
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	173
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	64
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	—
Better Place Forests Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	10,690	26	—
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	68	1,069
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	17,605	20	61
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	125
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	31,966	56	233
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,312,500	2,947	2,947
Interior Define, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,710	103	—
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	143	29	37
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,261,253	197	17
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,600	104	104
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	429
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	534
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	22
Updater, Inc.(2)(12)	Consumer-related Technologies	Common Stock Warrant	108,333	34	42
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	909
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	442,110	234	407
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	357
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	802
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	243
Halio, Inc. (2)(12)	Power Management	Preferred Stock Warrant	5,002,574	1,585	2,610
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred and Common Stock Warrants	6,081	56	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	77,828	21	69
Decisyon, Inc. (12)	Software	Common Stock Warrant	82,967	46	—
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	197
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	3
Groundspeed Analytics, Inc. (2)(12)	Software	Preferred Stock Warrant	86,300	6	6
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	296
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	41
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	288,115	22	312
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	80,197	40	44
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	56	39
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	46	99
Riv Data Corp. (2)(12)	Software	Preferred Stock Warrant	321,428	12	296
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Skyword, Inc. (12)	Software	Preferred and Common Stock Warrants	301,055	48	1
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	133
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	83
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	12
Total Non-Affiliate Warrants — Technology				9,249	16,148
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
Hound Labs, Inc (2) (12)	Diagnostics	Preferred Stock Warrant	159,893	47	54
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	102	1,370
Secure Transfusion Services, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	77,690	47	—
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	80,544	160	170
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	359
Total Non-Affiliate Warrants — Healthcare information and services				416	1,953
Total Non-Affiliate Warrants				14,790	29,712
Non-Affiliate Other Investments — 0.4% (8)
Lumithera, Inc. (2)	Medical Device	Royalty Agreement		1,200	1,100
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	200
Total Non-Affiliate Other Investments				1,200	1,300
Non-Affiliate Equity — 0.8% (8)
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Common Stock	32,831	356	356
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	57
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	8	83
Lumithera, Inc. (2)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (2)	Other Sustainability	Preferred	22,313	8	27
Branded Online, Inc. (2)(5)	Software	Common Stock	108,004	1,079	83
Decisyon, Inc. (12)	Software	Preferred and Common Stock	72,638,663	230	—
Total Non-Affiliate Equity				4,184	2,556
Total Non-Affiliate Portfolio Investment Assets				$721,248	$720,026
Total Portfolio Investment Assets — 226.1% (8)				$721,248	$720,026

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility the 2019 Asset-Backed Notes and/or the 2022 Asset-Backed Notes.

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

The Company, together with its co-lender to IMV, established HIMV LLC, a Delaware limited liability company to purchase and sell the assets of IMV, a borrower of the Company. HIMV LLC is 70% owned by the Company and 30% owned by the co-lender.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2023, there were three investments on nonaccrual status with a cost of $43.6 million and a fair value of $17.2 million. As of December 31, 2022, there were three investments on non-accrual status with a cost of $20.9 million and a fair value of $8.3 million. For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any interest income received from debt investments on non-accrual status.

The Company has a limited number of debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $3.9 million and $6.1 million in PIK interest income during the three and nine months ended September 30, 2023, respectively. The Company recorded no PIK interest income during the three and nine months ended September 30, 2022.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  September 30, 2023 and 2022 was 5.1% and 7.0%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended  September 30, 2023 and 2022 was 4.9% and 7.5%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  September 30, 2023 and  December 31, 2022 was $6.4 million and $7.1 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of September 30, 2023 and  December 31, 2022 were $6.3 million and $4.8 million, respectively. The amortization expense for the three months ended  September 30, 2023 and 2022 was $0.5 million and $0.4 million, respectively. The amortization expense for the nine months ended  September 30, 2023 and 2022 was $1.4 million and $1.1 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2023 and 2022, $0.2 million and $0.1 million, respectively, was accrued for U.S. federal excise tax. For the nine months ended September 30, 2023 and 2022, $0.5 million and $0.3 million, respectively, was accrued for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2023 and  December 31, 2022. The Company’s income tax returns for the 2022, 2021 and 2020 tax years remain subject to examination by U.S. federal and state tax authorities.

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

On September 22, 2023, the Company terminated the 2021 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2023 Equity Distribution Agreement”), with the Sales Agents. The remaining shares available under the 2021 Equity Distribution Agreement are no longer available for issuance. The 2023 Equity Distribution Agreement provides that the Company may offer and sell its shares from time to time through the Sales Agents up to $150.0 million worth of its common stock, in amounts and at times to be determined by the Company. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended September 30, 2023, the Company sold 1,186,303 shares of common stock under the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $13.9 million, including $0.4 million of offering expenses, from these sales.

During the three months ended September 30, 2022, the Company sold 1,523,519 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $19.0 million, including $0.4 million of offering expenses, from these sales.

During the nine months ended September 30, 2023, the Company sold 2,240,326 shares of common stock under the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $26.1 million, including $0.7 million of offering expenses, from these sales.

During the nine months ended September 30, 2022, the Company sold 2,641,920 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $33.2 million, including $0.6 million of offering expenses, from these sales.

The Company generally uses net proceeds from these sales to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2023, shares representing approximately $146.8 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Stock Repurchase Program

On April 28, 2023, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2024 or the repurchase of $5.0 million of the Company’s common stock. During the three and nine months ended September 30, 2023 and 2022, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through September 30, 2023, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 3. Related party transactions

Investment Management Agreement

On October 28, 2022, the Board unanimously approved the renewal of the Investment Management Agreement dated as of March 7, 2019 (the “2019 Investment Management Agreement”). At a meeting of the stockholders convened on May 25, 2023 and reconvened on June 28, 2023, the stockholders approved a new Investment Management Agreement which became effective on June 30, 2023 (the “New Investment Management Agreement” and collectively with the 2019 Investment Management Agreement, the “Investment Management Agreement”) upon the closing of the acquisition of the Advisor by MCH Holdco LLC, an affiliate of Monroe Capital LLC. The New Investment Management Agreement replaced the previously effective 2019 Investment Management Agreement on June 30, 2023. The 2019 Investment Management and the New Investment Management Agreement contain the same economic terms. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at September 30, 2023 and  December 31, 2022 was $1.1 million. The base management fee expense was $3.2 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively. The base management fee expense was $9.6 million and $7.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

There was no performance based incentive fee expense for the three months ended September 30, 2023. The performance based incentive fee expense was $2.8 million for the three months ended September 30, 2022. The performance based incentive fee expense was $3.1 million and $6.4 million for the nine months ended September 30, 2023 and 2022, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three and nine months ended September 30, 2023, which resulted in $3.5 million and $6.8 million of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount may be paid up to three years after the date of deferment. The total contingent future liability as of September 30, 2023 was $7.8 million, of which $1.0 million expires on December 31, 2025, $0.2 million expires on March 31, 2026, $3.1 million expires on June 30, 2026, and $3.5 million expires on September 30, 2026, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the three and nine months ended September 30, 2022. There was no performance based incentive fee payable as of September 30, 2023. The performance based incentive fee payable as of  December 31, 2022 was $1.4 million. The entire incentive fee payable as of  December 31, 2022 represented part one of the incentive fee.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended September 30, 2023 and 2022. The administrative fee expense was $1.2 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 4. Investments

The following table shows the Company’s investments as of September 30, 2023 and  December 31, 2022:

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$716,655	$679,838	$701,074	$686,458
Warrants	15,783	26,189	14,790	29,712
Other	7,354	7,254	1,200	1,300
Equity	15,022	15,772	4,184	2,556
Total investments	$754,814	$729,053	$721,248	$720,026

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of September 30, 2023 and  December 31, 2022:

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$158,953	$139,935	$193,372	$195,006
Medical Device	140,172	139,039	132,803	135,960
Technology
Communications	21,057	24,317	22,892	26,176
Consumer-Related	110,245	106,559	121,961	114,050
Data Storage	417	1,070	476	1,316
Internet and Media	329	1,615	329	1,159
Networking	6,671	6,558	11,831	11,710
Power Management	1,585	2,901	1,585	2,610
Semiconductors	56	—	56	—
Software	164,903	161,258	120,157	118,716
Sustainability
Energy Efficiency	111	36	8	27
Other Sustainability	89,395	83,476	84,633	85,524
Healthcare Information and Services
Diagnostics	9,971	9,939	9,851	9,858
Other	102	1,379	7,559	3,870
Software	50,847	50,971	13,735	14,044
Total investments	$754,814	$729,053	$721,248	$720,026

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended September 30, 2023 were as follows:

			Three months ended September 30, 2023

	Fair value at			Transfers		Net		Fair value at
Portfolio	June 30,		Principal	in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2023	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cadrenal Therapeutics, Inc. (1)	906	—	—	(906)	—	—	—	—	—
Evelo Biosciences, Inc.	—	—	—	7,665	8	(5,007)	—	2,666	277
	—	—	—	11,496	11	(7,510)	—	3,997	415
	—	—	—	4,612	5	(3,013)	—	1,604	166
	—	—	—	4,598	3	(3,004)	—	1,597	163
	—	—	—	3,067	4	(2,003)	—	1,068	114
	—	—	—	3,067	4	(2,003)	—	1,068	111
	—	—	—	5,000	—	3,485	—	8,485	—
Total non-controlled affiliates	$906	$—	$—	$38,599	$35	$(19,055)	$—	$20,485	$1,246

(1)	As of September 30, 2023, the Company no longer owns 5% or more of the portfolio company.

Transactions related to investments in non-controlled affiliated companies for the nine months ended  September 30, 2023 were as follows:

			Nine months ended September 30, 2023
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2022	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cadrenal Therapeutics, Inc. (1)	—	—	—	(906)	—	906	—	—	—
Evelo Biosciences, Inc.	—	—	—	7,665	8	(5,007)	—	2,666	277
	—	—	—	11,496	11	(7,510)	—	3,997	415
	—	—	—	4,612	5	(3,013)	—	1,604	166
	—	—	—	4,598	3	(3,004)	—	1,597	163
	—	—	—	3,067	4	(2,003)	—	1,068	114
	—	—	—	3,067	4	(2,003)	—	1,068	111
	—	—	—	5,000	—	3,485	—	8,485	—
Total non-controlled affiliates	$—	$—	$—	$38,599	$35	$(18,149)	$—	$20,485	$1,246
(1)	As of September 30, 2023, the Company no longer owns 5% or more of the portfolio company.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Transactions related to investments in non-controlled affiliated companies for the three months ended September 30, 2022 were as follows:

			Three months ended September 30, 2022

	Fair value at			Transfers		Net		Fair value at
Portfolio	June 30,			in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2022	Purchases	Sales	fair value	Accretion	gain/(loss)	gain/(loss)	2022	income
	(In thousands)
MVI (ABC) LLC fka StereoVision, Inc.	—	—	(30)	—	—	—	30	—	—
Total non-controlled affiliates	$—	$—	$(30)	$—	$—	$—	$30	$—	$—

Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2022 were as follows:

			Nine months ended September 30, 2022

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2021	Purchases	Sales	fair value	Accretion	gain/(loss)	gain/(loss)	2022	income
	(In thousands)
MVI (ABC) LLC fka StereoVision, Inc.	—	—	(30)	—	—	—	30	—	—
Total non-controlled affiliates	$—	$—	$(30)	$—	$—	$—	$30	$—	$—

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

Transactions related to investments in controlled affiliated companies for the three months ended  September 30, 2023 were as follows:

			Three months ended September 30, 2023

	Fair value at				Transfers		Net		Fair value at
Portfolio	June 30,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2023	Purchases	Payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Better Place Forests Co.	$—	$59	$—	$105	$1,759	$2	$1,080	$—	$3,005	$111
	—	—	—	53	844	1	536	—	1,434	55
	—	—	—	—	2,061	—	—	—	2,061	—
	—	750	—	—	—	—	(259)	—	491	—
HIMV LLC	—	—	—	—	6,154	—	—	—	6,154	—
Total controlled affiliates	$—	$809	$—	$158	$10,818	$3	$1,357	$—	$13,145	$166

Transactions related to investments in controlled affiliated companies for the nine months ended  September 30, 2023 were as follows:

			Nine months ended September 30, 2023

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2022	Purchases	Payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Better Place Forests Co.	$—	$59	$—	$105	$1,759	$2	$1,080	$—	$3,005	$111
	—	—	—	53	844	1	536	—	1,434	55
	—	—	—	—	2,061	—	—	—	2,061	—
	—	750	—	—	—	—	(259)	—	491	—
HIMV LLC	—	—	—	—	6,154	—	—	—	6,154	—
Total controlled affiliates	$—	$809	$—	$158	$10,818	$3	$1,357	$—	$13,145	$166

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the three months ended September 30, 2022 were as follows:

			Three months ended September 30, 2022

	Fair value at			Transfers		Net		Fair value at
Portfolio	June 30,			in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2022	Purchases	Sales	fair value	Accretion	gain/(loss)	gain/(loss)	2022	income
	(In thousands)
HESP LLC	—	—	(50)	—	—	—	50	—	—
Total controlled affiliates	$—	$—	$(50)	$—	$—	$—	$50	$—	$—

Transactions related to investments in controlled affiliated companies for the nine months ended September 30, 2022 were as follows:

			Nine months ended September 30, 2022
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2021	Purchases	Sales	fair value	accretion	gain/(loss)	gain/(loss)	2022	income
	(In thousands)
HESP LLC	—	—	(300)	—	—	1,450	(1,150)	—	—
Total controlled affiliates	$—	$—	$(300)	$—	$—	$1,450	$(1,150)	$—	$—

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

The following tables detail the investments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2023 and  December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$679,838	$679,838
Warrant investments	—	956	25,233	26,189
Other investments	—	—	7,254	7,254
Equity investments	8,962	—	6,810	15,772
Total investments	$8,962	$956	$719,135	$729,053

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$686,458	$686,458
Warrant investments	—	3,567	26,145	29,712
Other investments	—	—	1,300	1,300
Equity investments	140	—	2,416	2,556
Total investments	$140	$3,567	$716,319	$720,026

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2023 and  December 31, 2022. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2023:

September 30, 2023
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$607,193	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	14%

	72,645	Multiple Probability Weighted Cash Flow Model	Probability Weighting	20% - 100%	50%

Warrant investments	25,171	Black-Scholes Valuation Model	Price Per Share	0.000 –1,89999	$58.11
			Average Industry Volatility	28%	28%
			Marketability Discount	20%	20%
			Estimated Time to Exit (in years)	1 to 5	3
	62	Expected Proceeds	Price Per Share	$0.25	$0.25

Other investments	7,254	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	30% – 100%	83%

Equity investments	6,810	Last Equity Financing	Price Per Share	0.033 –215.0303	$18.30

Total Level 3 investments	$719,135

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2022:

December 31, 2022
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$669,617	Discounted Expected Future Cash Flows	Hypothetical Market Yield	3% – 22%	14%

	16,545	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 75%	31%

	296	Convertible Note Analysis	Price Per Share	$168.93	$168.93

Warrant investments	26,145	Black-Scholes Valuation Model	Price Per Share	0.000 –1.8989	$58.52
			Average Industry Volatility	28%	28%
			Marketability Discount	20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	1,300	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	100%	100%

Equity investments	2,416	Last Equity Financing	Price Per Share	$1.00– $215.03	$26.93

Total Level 3 investments	$716,319

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2023, the closing price of the 2026 Notes on the New York Stock Exchange was $23.60 per note and had an aggregate fair value of $54.3 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2023, the closing price of the 2027 Notes on the New York Stock Exchange was $24.18 per note and had an aggregate fair value of $55.6 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on September 30, 2023, the 2019 Asset-Backed Notes were trading at par value, or $18.7 million, and are categorized as Level 3 within the fair value hierarchy described above. Based on market quotations on September 30, 2023, the 2022 Asset-Backed Notes were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2023:

	Three months ended September 30, 2023
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$683,309	$24,376	$4,259	$1,300	$713,244
Purchase of investments	66,185	—	750	—	66,935
Warrants received and classified as Level 3	—	1,294	—	—	1,294
Principal payments received on investments	(25,726)	—	—	—	(25,726)
Payment-in-kind interest on investments	3,934	—	—	—	3,934
Proceeds from sale of investments	(2,528)	(23)	(6)	—	(2,557)
Net realized (loss) gain on investments	(11,440)	(118)	6	—	(11,552)
Unrealized depreciation included in earnings	(18,877)	(296)	(1,349)	(200)	(20,722)
Transfer out of Level 3	(5,000)	—	—	—	(5,000)
Transfer out of debt investments	(9,304)	—	3,150	6,154	—
Other	(715)	—	—	—	(715)
Level 3 assets, end of period	$679,838	$25,233	$6,810	$7,254	$719,135

During the three months ended September 30, 2023, there was one transfer out of Level 3. The one transfer out of Level 3 related to debt investments held in one portfolio company with an aggregate fair value of $5.0 million that were transferred to Level 1 upon the conversion into shares of common stock of a public company.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2022:

	Three months ended September 30, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$551,560	$25,167	$453	$200	$577,380
Purchase of investments	94,627	—	—	—	94,627
Warrants received and classified as Level 3	—	964	—	—	964
Principal payments received on investments	(26,929)	—	—	(31)	(26,960)
Proceeds from sale of investments	(6,088)	(38)	—	—	(6,126)
Net realized (loss) gain on investments	(8,492)	266	—	31	(8,195)
Unrealized appreciation (depreciation) included in earnings	8,095	(3,348)	(420)	(100)	4,227
Transfer out of Level 3	—	(1,117)	—	—	(1,117)
Transfer out of debt investments	(3,200)	—	2,000	1,200	—
Other	(541)	—	—	—	(541)
Level 3 assets, end of period	$609,032	$21,894	$2,033	$1,300	$634,259

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2023:

	Nine months ended September 30, 2023
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$686,458	$26,145	$2,416	$1,300	$716,319
Purchase of investments	153,728	—	760	—	154,488
Warrants and equity received and classified as Level 3	—	1,950	89	—	2,039
Principal payments received on investments	(90,222)	—	—	—	(90,222)
Payment-in-kind interest on investments	6,088	—	—	—	6,088
Proceeds from sale of investments	(9,564)	(1,493)	(6)	—	(11,063)
Net realized (loss) gain on investments	(29,105)	1,028	(121)	—	(28,198)
Unrealized depreciation included in earnings	(21,325)	(2,392)	(2,467)	(200)	(26,384)
Transfer out of Level 3	(5,000)	—	(111)	—	(5,111)
Transfer out of debt investments	(12,399)	(5)	6,250	6,154	—
Other	1,179	—	—	—	1,179
Level 3 assets, end of period	$679,838	$25,233	$6,810	$7,254	$719,135

During the nine months ended September 30, 2023, there were two transfers out of Level 3. One transfer out of Level 3 related to equity held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 1 upon the portfolio company becoming a public company. One transfer related to debt investments held in one portfolio company with an aggregate fair value of $5.0 million that were transferred to Level 1 upon the conversion into shares of common stock of a public company.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2023 includes $33.6 million in unrealized depreciation on debt and other investments, $2.1 million in unrealized depreciation on warrant investments and $1.6 million in unrealized depreciation on equity investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2022:

	Nine months ended September 30, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$437,317	$19,837	$203	$200	$457,557
Purchase of investments	348,097	—	250	—	348,347
Warrants received and classified as Level 3	—	2,441	—	—	2,441
Principal payments received on investments	(114,120)	—	—	(313)	(114,433)
Proceeds from sale of investments	(49,088)	(464)	—	—	(49,552)
Net realized (loss) gain on investments	(8,492)	535	—	(1,137)	(9,094)
Unrealized appreciation (depreciation) included in earnings	1,128	662	(420)	1,350	2,720
Transfer out of Level 3	—	(1,117)	—	—	(1,117)
Transfer out of debt investments	(3,200)	—	2,000	1,200	—
Other	(2,610)	—	—	—	(2,610)
Level 3 assets, end of period	$609,032	$21,894	$2,033	$1,300	$634,259

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

As of September 30, 2023 and  December 31, 2022, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of September 30, 2023 and  December 31, 2022:

	September 30, 2023			December 31, 2022
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$25,000	$125,000	$125,000	$5,000	$120,000
NYL Facility	250,000	181,000	69,000	200,000	176,750	23,250
2019 Asset-Backed Notes	18,696	18,696	—	42,573	42,573	—
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	633,696	439,696	194,000	582,573	439,323	143,250
Unamortized debt issuance costs attributable to term borrowings	—	(4,196)	—	—	(5,245)	—
Total borrowings outstanding, net	$633,696	$435,500	$194,000	$582,573	$434,078	$143,250

As of September 30, 2023, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of September 30, 2023, the asset coverage for borrowed amounts was 179%.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Company may request advances under the Key Facility through June 22, 2024 and the Key Facility is scheduled to mature on June 22, 2026. The interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.50% and 7.50% on September 30, 2023 and  December 31, 2022, respectively. The average interest rate on the Key Facility for the three months ended September 30, 2023 and 2022 was 8.68% and 5.60%, respectively. The average interest rate on the Key Facility for the nine months ended September 30, 2023 and 2022 was 8.34% and 4.75%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of September 30, 2023 and  December 31, 2022, the Company had borrowing capacity under the Key Facility of $125.0 million and $120.0 million, respectively. At September 30, 2023 and  December 31, 2022, $38.3 million and $40.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

There were $181.0 million and $176.8 million in advances made by the NYL Noteholders as of September 30, 2023 and  December 31, 2022. The interest rate as of September 30, 2023 and  December 31, 2022 was 5.85% and 5.57%, respectively. As of September 30, 2023 and  December 31, 2022, the Company had borrowing capacity under the NYL Facility of $69.0 million and $23.2 million, respectively. At September 30, 2023 and  December 31, 2022, $5.1 million and $23.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At  September 30, 2023 and December 31, 2022, there were approximately $1.3 million and $1.0 million, respectively, of restricted investments.

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

As of September 30, 2023 and  December 31, 2022, the 2019 Asset-Backed Notes had an outstanding principal balance of $18.7 million and $42.6 million, respectively.

Under the terms of the 2019 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2019 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2019 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2023 and  December 31, 2022, there were approximately $0.4 million and $0.6 million of restricted investments, respectively.

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

As of  September 30, 2023 and  December 31, 2022, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At  September 30, 2023 and  December 31, 2022, there were approximately $1.2 million of restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2023, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2023, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

The balance of unfunded commitments to extend credit was $181.8 million and $190.0 million as of September 30, 2023 and  December 31, 2022, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Principal	Commitment	Principal	Commitment
	Balance	Liability	Balance	Liability
	(In thousands)		(In thousands)
BrightInsight, Inc.	$18,250	$241	$21,000	$278
Britecore Holdings, Inc.	5,000	72	5,000	66
Candesant Biomedical Corporation	10,000	151	—	—
Castle Creek Biosciences	4,000	72	4,000	72
Divergent Technologies, Inc.	11,250	118	22,500	236
Elligo Healthcare Research, Inc.	15,000	194	—	—
Engage3, LLC	—	—	8,000	40
Groundspeed Analytics, Inc.	—	—	15,000	150
Hound Labs, Inc.	—	—	7,500	88
KSQ Therapeutics, Inc.	—	—	10,000	100
Lytics, Inc.	4,000	52	5,000	65
Mirantis, Inc.	15,000	136	—	—
Native Microbials, Inc.	—	—	7,500	72
Noodle Partners, Inc.	5,000	61	—	—
Optoro, Inc.	6,250	—	15,000	38
PDS Biotechnology Corporation	—	—	10,000	158
Robin Healthcare, Inc.	—	—	10,000	100
SafelyYou, Inc.	20,000	270	—	—
Scientia Vascular, Inc.	5,000	55	10,000	110
Slingshot Aerospace, Inc.	—	—	5,000	64
Sonex Health, Inc.	15,000	176	—	—
Supply Network Visibility Holdings, LLC	10,000	35	—	—
Swift Health Systems Inc.	11,500	—	25,500	105
Tallac Therapeutics, Inc.	10,000	229	—	—
Temperpack Technologies, Inc.	6,500	14	9,000	19
Viken Detection Corporation	10,000	160	—	—
Total	$181,750	$2,036	$190,000	$1,761

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2023 and December 31, 2022, which totaled $2.0 million and $1.8 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 23% of total debt investments outstanding as of September 30, 2023 and  December 31, 2022. The Company’s five largest debt investments at fair value represented 22% and 23% of total debt investments outstanding as of September 30, 2023 and  December 31, 2022, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of September 30, 2023 and  December 31, 2022. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 24% and 18% of total interest and fee income on investments for the three months ended September 30, 2023 and 2022, respectively. Interest income from the five largest debt investments at fair value accounted for 22% and 18% of total interest and fee income on investments for the three months ended September 30, 2023 and 2022, respectively. Interest income from the five largest debt investments at cost accounted for 23% and 18% of total interest and fee income on investments for the nine months ended September 30, 2023 and 2022, respectively. Interest income from the five largest debt investments at fair value accounted for 21% and 18% of total interest and fee income on investments for the nine months ended September 30, 2023 and 2022, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2023 and for the year ended December 31, 2022:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Nine Months Ended September 30, 2023
7/28/2023	11/17/23	12/15/23	$0.11	$—	—	$—
7/28/2023	10/18/23	11/15/23	0.11	—	—	—
7/28/2023	9/19/23	10/16/23	0.11	3,445	15,067	184
4/28/2023	8/17/23	9/15/23	0.11	3,458	8,665	106
4/28/2023	7/18/23	8/15/23	0.11	3,427	8,307	105
4/28/2023	6/16/23	7/14/23	0.11	3,434	7,424	96
2/23/2023	5/18/23	6/14/23	0.11	3,087	7,128	86
2/23/2023	4/18/23	5/16/23	0.11	3,068	6,705	84
2/23/2023	3/17/23	4/14/23	0.11	3,035	6,894	81
			$0.99	$22,954	60,190	$742
Year Ended December 31, 2022
10/28/2022	2/17/23	3/15/23	$0.11	$3,040	6,764	$75
10/28/2022	1/18/23	2/15/23	0.11	3,021	5,754	74
10/28/2022	12/19/22	1/13/23	0.11	2,978	5,618	69
10/28/2022	11/17/22	12/15/22	0.05	1,319	2,171	27
7/29/2022	11/17/22	12/15/22	0.10	2,638	4,341	57
7/29/2022	10/18/22	11/15/22	0.10	2,580	4,621	60
7/29/2022	9/19/22	10/14/22	0.10	2,558	7,703	81
4/29/2022	8/18/22	9/15/22	0.10	2,528	4,925	60
4/29/2022	7/19/22	8/16/22	0.10	2,484	3,939	55
4/29/2022	6/17/22	7/15/22	0.10	2,434	4,286	51
2/25/2022	5/18/22	6/15/22	0.10	2,378	4,428	50
2/25/2022	4/19/22	5/16/22	0.10	2,349	4,088	49
2/25/2022	3/18/22	4/14/22	0.10	2,352	3,221	46
			$1.28	$32,659	61,859	$754

On October 27, 2023, the Board declared monthly distributions per share and a special distribution per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
February 15, 2024	February 16, 2024	March 15, 2024	$0.11
January 17, 2024	January 18, 2024	February 14, 2024	$0.11
December 18, 2023	December 19, 2023	January 16, 2024	$0.11

Special distribution

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
November 16, 2023	November 17, 2023	December 15, 2023	$0.05

After paying distributions of $0.33 per share and earning net investment income of $0.53 per share for the quarter, the Company’s undistributed spillover income as of September 30, 2023 was $1.23 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Nine months ended September 30,
	2023		2022
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.47		$11.56
Net investment income	1.54		1.06
Realized loss	(0.95)		(0.40)
Unrealized (depreciation) appreciation on investments	(0.81)		0.05
Net increase in net assets resulting from operations	(0.22)		0.71
Distributions declared (1)	(0.99)		(0.90)
From net investment income	(0.99)		(0.90)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.15		0.29
Net asset value at end of period	$10.41		$11.66
Per share market value, beginning of period	$11.60		$15.92
Per share market value, end of period	$11.88		$10.01
Total return based on a market value (3)	10.9%		(31.5)%
Shares outstanding at end of period	33,306,958		26,393,773
Ratios to average net assets:
Expenses without incentive value (4)	14.0%		11.4%
Incentive fees (4)	1.2%		3.0%
Net expenses (4)	15.2%		14.4%
Net investment income with incentive fees (4)	18.5%		12.1%
Net assets at the end of the period	$346,575		$307,687
Average net asset value	$335,531		$280,904
Average debt per share	$14.29		$13.32
Portfolio turnover ratio	10.0%	(5)	14.9%	(5)

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Subsequent Events

On  October 27, 2023, Evelo Biosciences, Inc. (“Evelo”) paid down $11.0 million of the principal amount of its loans outstanding under that certain Venture Loan and Security Agreement by and among the Company, the other lender parties therein and Evelo, dated as of  December 15, 2022, as amended.

As of October 30, 2023, the fair value of the Company’s equity investment in Evelo is $1.1 million, compared to the fair value of $8.5 million shown on the Schedule of Investments as of September 30, 2023 above.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of September 30, 2023, 87.4%, or $594.1 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	56	$679,838	93.2%	60	$686,458	95.3%
Warrants	85	26,189	3.6	90	29,712	4.1
Other investments	3	7,254	1.0	2	1,300	0.2
Equity	14	15,772	2.2	8	2,556	0.4
Total		$729,053	100.0%		$720,026	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Beginning portfolio	$715,391	$577,492	$720,026	$458,075
New debt and equity investments	89,435	94,627	186,988	348,347
Less refinanced debt balances	(22,500)	—	(32,500)	(25,000)
Net new debt and equity investments	66,935	94,627	154,488	323,347
Principal payments received on investments	(9,121)	(4,960)	(22,011)	(11,916)
Payment-in-kind interest on investments	3,934	—	6,088	—
Early pay-offs and principal paydowns	(16,605)	(22,000)	(68,211)	(77,517)
Accretion of debt investment fees	1,925	1,980	5,018	4,533
New debt investment fees	(1,595)	(1,474)	(2,397)	(4,259)
Warrants and equity received in settlement of fee income	80	—	169	—
Proceeds from sale of investments	(2,557)	(6,255)	(11,063)	(49,681)
Net loss on investments	(11,816)	(8,228)	(28,513)	(9,127)
Net unrealized (depreciation) appreciation on investments	(17,518)	3,442	(24,448)	1,169
Other	—	—	(93)	—
Ending portfolio	$729,053	$634,624	$729,053	$634,624

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$122,230	18.0%	$189,729	27.6%
Medical Device	131,346	19.3	127,839	18.6
Technology
Communications	20,520	3.0	22,671	3.3
Consumer-Related	98,172	14.4	108,226	15.8
Networking	6,307	0.9	11,467	1.7
Software	158,429	23.3	117,002	17.0
Sustainability
Other Sustainability	82,643	12.2	83,705	12.2
Healthcare Information and Services
Diagnostics	9,924	1.5	9,804	1.4
Other Healthcare	—	—	2,500	0.4
Software	50,267	7.4	13,515	2.0
Total	$679,838	100.0%	$686,458	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 23% of total debt investments outstanding as of September 30, 2023 and December 31, 2022. Our five largest debt investments at fair value represented 22% and 23% of total debt investments outstanding as of September 30, 2023 and December 31, 2022, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of September 30, 2023 and December 31, 2022.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of September 30, 2023 and December 31, 2022, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	12	$150,882	22.2%	8	$93,832	13.7%
3	37	437,158	64.3	47	557,554	81.2
2	5	76,298	11.2	2	26,822	3.9
1	2	15,500	2.3	3	8,250	1.2
Total	56	$679,838	100.0%	60	$686,458	100.0%

As of September 30, 2023, there were two debt investments with an internal credit rating of 1, with an aggregate cost of $41.5 million and an aggregate fair value of $15.5 million. As of December 31, 2022, there were three debt investments with an internal credit rating of 1, with an aggregate cost of $20.9 million and an aggregate fair value of $8.3 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended September 30, 2023 and 2022

The following table shows consolidated results of operations for the three months ended September 30, 2023 and 2022:

	For the three months ended
	September 30,
	2023	2022
	(In thousands)
Total investment income	$29,138	$23,254
Total expenses	11,605	12,018
Net investment income before excise tax	17,533	11,236
Provision for excise tax	179	100
Net investment income	17,354	11,136
Net realized loss	(11,816)	(8,585)
Net unrealized (depreciation) appreciation on investments	(17,518)	3,442
Net (decrease) increase in net assets resulting from operations	$(11,980)	$5,993
Average debt investments, at fair value	$679,763	$583,184
Average gross assets less cash	$740,836	$634,614
Average borrowings outstanding	$417,220	$364,714

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $5.9 million, or 25.3%, to $29.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, total investment income consisted primarily of $29.0 million in interest income from investments, which included $4.7 million in income from the accretion of origination fees and end of term payments, or ETPs, and $0.1 million in fee income. Interest income on debt investments increased by $6.3 million, or 27.6%, to $29.0 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Interest income on debt investments for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 increased primarily due to an increase of $96.6 million, or 16.6%, in the average size of our debt investment portfolio and an increase in the prime rate which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.4 million, or 75.6%, to $0.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to lower fee income earned on prepayments for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

The following table shows our dollar-weighted annualized yield for the three months ended September 30, 2023 and 2022:

	For the three months ended
	September 30,
Investment type:	2023	2022
Debt investments(1)	17.1%	15.9%
All investments(1)	16.1%	15.3%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 24% and 18% of investment income for the three months ended September 30, 2023 and 2022, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 22% and 18% of investment income for the three months ended September 30, 2023 and 2022, respectively.

Expenses

Total expenses decreased by $0.4 million, or 3.4%, to $11.6 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $1.8 million, or 33.1%, to $7.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $52.5 million, or 14.4%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and an increase in our effective cost of debt for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Base management fee expense increased by $0.4 million, or 15.2%, to $3.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Base management fee increased primarily due to an increase of $96.6 million, or 16.6%, in average debt investments for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

There was no performance based incentive fee expense for the three months ended September 30, 2023. Performance based incentive fee expense decreased by $2.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease was due to an Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $3.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The Incentive Fee Cap and Deferral Mechanism resulted in $3.5 million of reduced incentive fee expense and increased net investment income for the three months ended September 30, 2023. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap for the three months ended September 30, 2023 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $1.3 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively.

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

During the three months ended September 30, 2023, we realized net losses on investments totaling $11.8 million primarily due to the settlement of one of our debt investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments. During the three months ended September 30, 2022, we realized net losses on investments totaling $8.6 million primarily due to the settlement of one of our debt investments.

During the three months ended September 30, 2023, net unrealized depreciation on investments totaled $17.5 million which was primarily due to the unrealized depreciation on two of our debt investments offset by (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on one of our equity investments. During the three months ended September 30, 2022, net unrealized appreciation on investments totaled $3.4 million which was primarily due the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments partially offset by the unrealized depreciation on our warrant and equity investments.

Comparison of the nine months ended September 30, 2023 and 2022

The following table shows consolidated results of operations for the nine months ended September 30, 2023 and 2022:

	For the nine months ended
	September 30,
	2023	2022
	(In thousands)
Total investment income	$85,292	$56,046
Total expenses	38,313	30,293
Net investment income before excise tax	46,979	25,753
Provision for excise tax	542	306
Net investment income	46,437	25,447
Net realized loss	(28,513)	(9,484)
Net unrealized (depreciation) appreciation on investments	(24,448)	1,169
Net (decrease) increase in net assets resulting from operations	$(6,524)	$17,132
Average debt investments, at fair value	$685,171	$521,661
Average gross assets less cash	$739,268	$567,019
Average borrowings outstanding	$430,974	$319,623

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $29.2 million, or 52.2%, to $85.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, total investment income consisted primarily of $83.0 million in interest income from investments, which included $12.1 million in income from the accretion of origination fees and ETPs and $2.3 million in fee income. Interest income on debt investments increased by $28.7 million, or 52.9%, to $83.0 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Interest income on debt investments for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 increased primarily due to an increase of $163.5 million, or 31.3%, in the average size of our debt investment portfolio and an increase in the prime rate which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.5 million, or 30.4%, to $2.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher fee income earned on prepayments for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

The following table shows our dollar-weighted annualized yield for the nine months ended September 30, 2023 and 2022:

	For the nine months ended
	September 30,
Investment type:	2023	2022
Debt investments(1)	16.5%	14.3%
All investments(1)	15.7%	13.7%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 23% and 18% of investment income for the nine months ended September 30, 2023 and 2022, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 21% and 18% of investment income for the nine months ended September 30, 2023 and 2022, respectively.

Expenses

Total expenses increased by $8.0 million, or 26.5%, to $38.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $8.4 million, or 64.8%, to $21.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $111.4 million, or 34.8%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 and an increase in our effective cost of debt for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Base management fee expense increased by $2.1 million, or 27.3%, to $9.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Base management fee increased primarily due to an increase of $163.5 million, or 31.3%, in average debt investments for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Performance based incentive fee expense decreased by $3.3 million, or 51.3%, to $3.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was due to an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $6.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The Incentive Fee Cap and Deferral Mechanism resulted in $6.8 million of reduced incentive fee expense and increased net investment income for the nine months ended September 30, 2023. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap for the nine months ended September 30, 2023 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $4.2 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

During the nine months ended September 30, 2023, we realized net losses on investments totaling $28.5 million primarily due to the settlement of four of our debt investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments. During the nine months ended September 30, 2022, we realized net losses on investments totaling $9.5 million primarily due the settlement of one of our debt investments and the settlement of one of our other investments.

During the nine months ended September 30, 2023, net unrealized depreciation on investments totaled $24.4 million which was primarily due to (1) the unrealized depreciation on four of our debt investments and (2) the unrealized depreciation on two of our equity investments offset by (1) the reversal of previously recorded unrealized depreciation from the settlement of three of our debt investments and (2) the unrealized appreciation on one of our equity investments. During the nine months ended September 30, 2022, net unrealized appreciation on investments totaled $1.2 million which was primarily due to the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and the settlement of one of our other investments partially offset by (1) the unrealized depreciation on one of our debt investments and (2) the unrealized depreciation on our equity investments.

Liquidity and capital resources

As of September 30, 2023 and December 31, 2022, we had cash and investments in money market funds of $47.3 million and $27.7 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of September 30, 2023 and December 31, 2022, we had $2.8 million of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2019 Asset-Backed Notes, 2022 Asset-Backed Notes, or our NYL Facility. Our primary sources of capital have been from our public and private equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) and the Note Funding Agreement (the “NYL Facility”, together with the Key Facility, the “Credit Facilities”) with several entities owned or affiliated with New York Life Insurance Company, and issuance of our public debt securities. In the current economic environment, such avenues for liquidity may not be available, or may be available on less attractive terms.

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

On September 22, 2023, we terminated the 2021 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2023 Equity Distribution Agreement”) with the Sales Agents. The remaining shares available under the 2021 Equity Distribution Agreement are no longer available for issuance. The 2023 Equity Distribution Agreement provides that we may offer and sell our shares from time to time through the Sales Agents up to $150.0 million worth of our common stock, in amounts and at times to be determined by us. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended September 30, 2023, we sold 1,186,303 shares of common stock under the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $13.9 million, including $0.4 million of offering expenses, from these sales.

During the three months ended September 30, 2022, we sold 1,523,519 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $19.0 million, including $0.4 million of offering expenses, from these sales.

During the nine months ended September 30, 2023, we sold 2,240,326 shares of common stock under the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $26.1 million, including $0.7 million of offering expenses, from these sales.

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

On April 28, 2023, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2024 or the repurchase of $5.0 million of our common stock. During the three and nine months ended September 30, 2023 and 2022, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through September 30, 2023, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At September 30, 2023 and December 31, 2022, the outstanding principal balance under our Key Facility was $25.0 million and $5.0 million, respectively. As of September 30, 2023 and December 31, 2022, we had borrowing capacity under the Key Facility of $125.0 million and $120.0 million, respectively. At September 30, 2023 and December 31, 2022, $38.3 million and $40.2 million, respectively, was available, subject to existing terms and advance rates.

At September 30, 2023 and December 31, 2022, the outstanding principal balance under the NYL Facility was $181.0 million and $176.8 million, respectively. As of September 30, 2023 and December 31, 2022, we had borrowing capacity under the NYL Facility of $69.0 million and $23.2 million, respectively. At September 30, 2023 and December 31, 2022, $5.1 million and $23.2 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $16.5 million for the nine months ended September 30, 2023, and our financing activities provided cash of $36.1 million for the same period. Our operating activities used cash to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the completion of a follow-on public offering of 3.25 million shares of common stock for net proceeds of $38.9 million, after deducting underwriting commission and discounts and other offering expenses, the sale of shares through our ATM for net proceeds of $26.1 million, and advances on our Credit Facilities, partially offset by cash used to repay our 2019 Asset-Backed Notes, to repay the outstanding principal balance under our Key Facility and to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$25,000	$125,000	$125,000	$5,000	$120,000
NYL Facility	250,000	181,000	69,000	200,000	176,750	23,250
2019 Asset-Backed Notes	18,696	18,696	—	42,573	42,573	—
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	633,696	439,696	194,000	582,573	439,323	143,250
Unamortized debt issuance costs attributable to term borrowings	—	(4,196)	—	—	(5,245)	—
Total borrowings outstanding, net	$633,696	$435,500	$194,000	$582,573	$434,078	$143,250

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.50% and 7.50% as of September 30, 2023 and December 31, 2022, respectively. The interest rates in effect were 8.75% and 7.75% as of September 30, 2023 and December 31, 2022, respectively. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At September 30, 2023, and December 31, 2022, there were approximately $1.3 million and $1.0 million, respectively, of restricted investments.

There were $181.0 million and $176.8 million in notes issued to the NYL Noteholders as of September 30, 2023 and December 31, 2022 at an interest rate of 5.85% and 5.57%, respectively. As of September 30, 2023 and December 31, 2022, we had borrowing capacity under the NYL Facility of $69.0 million and $23.3 million, respectively. At September 30, 2023 and December 31, 2022, $5.1 million and $23.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

At September 30, 2023, and December 31, 2022, the 2019 Asset-Backed Notes had an outstanding principal balance of $18.7 million and $42.6 million, respectively.

Under the terms of the 2019 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2019 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2019 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At September 30, 2023, and December 31, 2022, there were approximately $0.4 million and $0.6 million, respectively, of restricted investments.

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

At September 30, 2023 and December 31, 2022, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At September 30, 2023, and December 31, 2022, there were approximately $1.2 million of restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026, or the 2026 Notes. The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2023, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2023, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Other assets

As of September 30, 2023 and December 31, 2022, other assets were $3.9 million and $2.8 million, respectively, which was primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2023:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$439,696	$66,281	$233,868	$139,547	$—
Unfunded commitments	181,750	134,250	47,500	—	—
Incentive fee deferral	7,846	—	7,846	—	—
Total	$629,292	$200,531	$289,214	$139,547	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2023, we had unfunded commitments of $181.8 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of September 30, 2023, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three and nine months ended September 30, 2023, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $3.5 million and $6.8 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of September 30, 2023, the total amount subject to recoupment was $7.8 million.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2023 and 2022, our Advisor earned $3.2 million and $5.6 million, respectively, pursuant to the Investment Management Agreement. During the nine months ended September 30, 2023 and 2022, our Advisor earned $12.7 million and $13.9 million, respectively, pursuant to the Investment Management Agreement.

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

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended September 30, 2023 and 2022, our Advisor earned $0.4 million pursuant to the Administration Agreement. During the nine months ended September 30, 2023 and 2022, our Advisor earned $1.2 million and $1.1 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and nine months ended September 30, 2023 and 2022, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2023 and December 31, 2022.

Recent developments

On October 27, 2023, Evelo Biosciences, Inc. (“Evelo”) paid down $11.0 million of the principal amount of its loans outstanding under that certain Venture Loan and Security Agreement by and among the Company, the other lender parties therein and Evelo, dated as of December 15, 2022, as amended.

As of October 30, 2023, the fair value of our equity investment in Evelo is $1.1 million, compared to the fair value of $8.5 million shown on the Schedule of Investments as of September 30, 2023 above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2023 and December 31, 2022, 95% and 100%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. New commitments to lend to our portfolio companies are typically based on the Prime Rate as published in The Wall Street Journal.

Based on our September 30, 2023 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at September 30, 2023, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$18,739	$761	$17,978
Up 200 basis points	$12,497	$507	$11,990
Up 100 basis points	$6,281	$254	$6,027
Down 300 basis points	$(15,277)	$(761)	$(14,516)
Down 200 basis points	$(10,632)	$(507)	$(10,125)
Down 100 basis points	$(5,327)	$(254)	$(5,073)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2023 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, except as set forth below.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Equity Distribution Agreement. Dated September 22, 2023, by and among Horizon Technology Finance Corporation, Horizon Technology Finance Management, LLC, Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8 K, filed on September 22, 2023).
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: October 31, 2023	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: October 31, 2023	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer