Form 10-K
period 2023-12-31
Horizon Technology Finance Corp
filed 2024-02-27
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2023 based on the closing price on that date of $12.08 on the Nasdaq Global Select Market was $382.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 33,397,825 shares of the Registrant’s common stock outstanding as of February 26, 2024.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K are incorporated by reference into Part III of this Annual Report on Form 10‑K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑K

FOR THE YEAR ENDED December 31, 2023

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

●

“2019 Asset-Backed Notes” refers to $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the 2019‑1 Securitization and redeemed by us on November 22, 2023;

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

From the commencement of operations of Compass Horizon on March 4, 2008 through December 31, 2023, we funded 257 portfolio companies and invested $2.4 billion in debt investments. As of December 31, 2023, our debt investment portfolio consisted of 56 debt investments with an aggregate fair value of $670.2 million. As of December 31, 2023, 86.3%, or $578.7 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2023, 22.8%, or $153.1 million, of our total debt investment portfolio at fair value was held through our 2022-1 Securitization. As of December 31, 2023, our net assets were $324.0 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade”. Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2023, our dollar-weighted annualized yield on average debt investments was 16.6%. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the year ended December 31, 2023, our investment portfolio had an overall total yield of 15.7%. We calculate the overall total yield for any period as (1) total investment income during the period divided by (2) the average of the fair value of investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The overall total yield is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

As of December 31, 2023, our debt investments had a dollar-weighted average term of 50.0 months from inception and a dollar-weighted average remaining term of 35.0 months. As of December 31, 2023, substantially all of our debt investments had an original committed principal amount of between $3 million and $45 million, repayment terms of between 1 and 60 months and bore current pay interest at annual interest rates of between 9% and 16%.

For the year ended December 31, 2023, our total return based on market value was 25.3%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) the aggregate amount of distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2023, we held warrants to purchase stock, predominantly preferred stock, in 85 portfolio companies, equity positions in 14 portfolio companies and success fee arrangements in four portfolio companies.

Our investment activities, and our day-to-day operations, are managed by our Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of our Advisor. From January 1, 2023 through June 29, 2023, under an investment management agreement dated March 7, 2019, or the 2019 Investment Management Agreement, we paid our Advisor a base management fee and an incentive fee for its advisory services to us. The 2019 Investment Management Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 28, 2022. At a meeting of the stockholders convened on May 25, 2023 and reconvened on June 28, 2023, the stockholders approved a new investment management agreement, or the New Investment Management Agreement and collectively with the 2019 Investment Management Agreement, the Investment Management Agreement. The New Investment Management Agreement replaced the previously effective 2019 Investment Management Agreement on June 30, 2023. The 2019 Investment Management and the New Investment Management Agreement contain substantially the same terms. We have also entered into an administration agreement, or the Administration Agreement, with our Advisor under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

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

On February 22, 2023, our Advisor, HTF Principals, and Horizon Technology Finance Employees LLC, or HTF Employees, entered into a Membership Interest Purchase Agreement, or the Purchase Agreement with MCH Holdco LLC, an affiliate of Monroe Capital LLC, or Monroe Capital, and Monroe Capital Investment Holdings, L.P., or MCIH, L.P., an affiliate of Monroe Capital and the sole stockholder of MCH Holdco. On June 30, 2023, pursuant to the Purchase Agreement, HTF Principals and HTF Employees sold all of their membership interests in our Advisor (which constitute one hundred percent (100%) of the membership interests of our Advisor) to MCH Holdco and our Advisor became a direct wholly owned subsidiary of MCH Holdco and an affiliate of Monroe Capital. Pursuant to the Purchase Agreement, a significant portion of the consideration payable by Monroe Capital to HTF Principals and HTF Employees is in the form of earnout payments contingent upon our performance in 2023, 2024, and 2025, aligning the incentives of our Advisor’s current officers with our stockholders.

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

●

Use of leverage. We use leverage to increase returns on equity through our Credit Facilities, through our 2026 Notes and 2027 Notes and through our 2022-1 Securitization. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, which include the following:

Consistently execute commitments and close transactions. Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $2.8 billion to more than 325 companies since operations commenced in 2004.

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

Well-known brand name. Our Advisor has originated Venture Loans to more than 325 companies in our Target Industries under the “Horizon Technology Finance” brand.

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

Board Recommendation and Approval of the Investment Management Agreement

At a special meeting of the stockholders on October 30, 2018, the stockholders, upon the recommendation of the Board, approved the 2019 Investment Management Agreement which became effective on March 7, 2019. The 2019 Investment Management Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 28, 2022. At a meeting of the stockholders convened on May 25, 2023 and reconvened on June 28, 2023, the stockholders approved the New Investment Management Agreement, which became effective on June 30, 2023. The Investment Management Agreement is effective for two years from the date of approval and then must be annually reapproved by our Board for a one-year period. When it considered recommending the approval of the Investment Management Agreement, our Board held a meeting at which it focused on information it received relating to, among other things, (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

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

Administration Agreement

The Administration Agreement was considered and reapproved by our Board, including a majority of our independent directors, on October 27, 2023. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Board reviews the allocation of expenses shared with the Advisor or other clients of the Advisor, if any, on a periodic basis to confirm that the allocations are reasonable and appropriate in light of the provisions of the Investment Management Agreement and Administration Agreement and then-current circumstances.

License agreement

We have entered into a license agreement with Horizon Technology Finance Management LLC pursuant to which we were granted a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement with our Advisor is in effect. Other than with respect to this limited license, we have no legal right to the “Horizon Technology Finance” service mark.

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

●	Our ability to enter into transactions with our affiliates is restricted.

●	We are exposed to risks associated with changes in interest rates.

●	We are exposed to risks associated with original issue discount and PIK instruments.

●

Our investment strategy focuses on investments in development-stage companies in our Target Industries, which are subject to many risks, including volatility, intense competition, shortened product life cycles and periodic downturns, and would be rated below “investment grade.”

●	The lack of liquidity in our investments may adversely affect our business.

●	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

●	Investing in our common stock involves an above average degree of risk

●	Most of our portfolio companies will need additional capital, which may not be readily available.

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

In addition, if any two of the four of Mr. Pomeroy, our Chief Executive Officer, Mr. Michaud, our President, Mr. Devorsetz, our Chief Investment Officer or Mr. Trolio, our Chief Financial Officer, ceases to be actively involved with us or our Advisor, and is not replaced by an individual satisfactory to Key within 90 days, Key could, absent a waiver or cure, demand repayment of any outstanding obligations under the Key Facility. If any two of the four of Mr. Pomeroy, Mr. Michaud, Mr. Trolio or Mr. Devorsetz ceases to be actively involved with us, the NYL Noteholders could, absent a waiver or cure, redeem any outstanding obligations under the NYL Facility. In such an event, if we do not have sufficient cash to repay our outstanding obligations, we may be required to sell investments which, due to their illiquidity, may be difficult to sell on favorable terms or at all. We may also be unable to make new investments, cover our existing obligations to extend credit or meet other obligations as they come due, which could adversely impact our results of operations.

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

We have entered into a license agreement with MCH Holdco pursuant to which it has agreed to grant us a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement is in effect between us and our Advisor. In addition, we pay our Advisor, our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Any potential conflict of interest arising as a result of our arrangements with our Advisor could have a material adverse effect on our business, results of operations and financial condition.

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

Elevated interest rates affect our portfolio companies in a number of important and deleterious ways. Portfolio companies that did not anticipate either the rapidity of the increase in interest rates or the current rate level may have to adjust their business plan and operations to meet their debt obligations. Additionally, in the current elevated interest rate environment, venture capital funds may have greater difficulty raising capital to deploy. As such, there is less available capital for our portfolio companies to fund growth or extend their runways while developing their products, including, but not limited to, receiving approvals from government agencies. Without the injection of new venture capital, these companies are more likely to fail, potentially resulting in the loss of all or part of our investment.

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

We intend to invest, under normal circumstances, most of the value of our total assets (including the amount of any borrowings for investment purposes) in development-stage companies, which may have relatively limited operating histories, in our Target Industries. Many of these companies may have narrow product lines and small market shares, compared to larger established, publicly owned firms, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. The revenues, income (or losses) and valuations of development-stage companies in our Target Industries can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. These companies may also have more limited access to capital and higher funding costs. In volatile interest rate environments, these companies may not have adequate access to  funding  to  meet their capital needs. Consequently, these companies are more likely to face bankruptcy or insolvency proceedings, reducing the return on, or the recovery of, our investment. This could, in turn, materially adversely  affect  our  business,  financial  condition  and  results  of  operations. In addition, development-stage technology markets are generally characterized by abrupt business cycles and intense competition, and the competitive environment can change abruptly due to rapidly evolving technology. Therefore, our portfolio companies may face considerably more risk than companies in other industry sectors. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us and may materially adversely affect the return on, or the recovery of, our investments in these businesses.

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

If a portfolio company enters a bankruptcy process, we will be subject to a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial. We may be forced to write down the fair market value of investments we hold in companies experiencing bankruptcy proceedings or other financial distress.

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

We are subject to risks associated with investments having original issue discount (“OID”) ETPs and/or PIK features.

To the extent that we make investments having or OID, ETP or PIK features and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

●

investments having PIK features may reflect the increased credit risk associated with such investments, and PIK instruments may represent a significantly higher credit risk than investments which regularly pay interest in cash;

●	OID and PIK features may have unreliable valuations because the accruals of such require judgments about collectability of cash from OID and PIK;

●

adding PIK interest payments to the principal of investments increases our investment income which increases our net assets and, as such, increases the Adviser’s base management fees and increases the Adviser’s potential income incentive fees at a compounding rate;

●

market prices of investments with PIK features are affected to a greater extent by interest rate changes, and may be more volatile than investments that pay interest periodically in cash. The fair market value of investments with PIK are generally more volatile than cash pay securities;

●	the deferral of PIK interest increases the loan-to-value ratio of an investment, which is a measure of the riskiness of a debt investment;

●	even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment of ETPs or PIK interest is due upon the maturity of such debt investment;

●

for accounting purposes, cash distributions to our investors representing OID, ETPs and PIK income do not come from paid-in capital, although they may be paid from the proceeds of our equity sales. Thus, although a distribution of OID, ETP and PIK income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

●

the required recognition of OID, ETP or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and

●	OID, ETPs, and PIK may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by us to the Adviser that relates to our net investment income is computed and paid on income that may include OID, ETPs, and PIK interest. If a portfolio company defaults on a debt investment that includes OID, ETPs or accrued PIK interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

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

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may become subject to a corporate-level income taxes on all of our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2023, 2022 and 2021 was 7.0%, 11.2% and 9.4%, respectively.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2023 and (2) 150% at various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2023(1)	(34.49)%	(22.11)%	(9.74)%	2.64%	15.02%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(43.91)%	(28.72)%	(13.54)%	1.65%	16.83%

(1)	Assumes $802 million in total assets, $466 million in outstanding debt, $324 million in net assets, and an average cost of borrowed funds of 6.77% at December 31, 2023.
(2)	Assumes $984 million in total assets, $648 million in outstanding debt, $324 million in net assets, and an average cost of borrowed funds of 6.77% at December 31, 2023.

Based on our outstanding indebtedness of $466 million as of December 31, 2023 and the average cost of borrowed funds of 6.77% as of that date, our investment portfolio would have needed to experience an annual return of at least 4.37% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Based on an outstanding indebtedness of $648 million on an assumed 150% asset coverage ratio and an average cost of borrowed funds of 6.77%, our investment portfolio would need to experience an annual return of at least 6.08% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

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

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility, NYL Facility, 2026 Notes, 2027 Notes, or the 2022 Asset-Backed Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until June 22, 2024. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on June 22, 2026, unless such date is extended in accordance with the terms of the Key Facility. We may borrow under the NYL Facility until June 5, 2024. After such date, we must repay the outstanding advances under the NYL Facility in accordance with its terms and conditions. All outstanding advances under the NYL Facility are due and payable on June 15, 2029, unless such date is extended in accordance with the terms of the NYL Facility. All outstanding amounts on our 2026 Notes are due and payable on March 30, 2026 unless redeemed prior to that date. All outstanding amounts on our 2027 Notes are due and payable on June 15, 2027. The 2022 Asset-Backed Notes have a stated maturity of November 15, 2030. If we are unable to increase, renew or replace the Credit Facilities or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

We are subject to certain risks as a result of our interests in connection with the 2022-1 Securitization and our equity interest in the 2022-1 Trust.

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

An event of default in connection with the 2022-1 Securitization could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with the 2022-1 Securitization. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We may not receive cash distributions in respect of our indirect ownership interest in the 2022-1 Trust.

Apart from fees payable to us in connection with our role as servicer of the 2022 Trust Loans and the reimbursement of related amounts under the 2022-1 Securitization documents, we receive cash in connection with the 2022-1 Securitization only to the extent that the 2022 Trust Depositor receive payments in respect of its equity interest in the 2022-1 Trust. The holders of the equity interest in the 2022-1 Trust, respectively, are the residual claimant on distributions, if any, made by the 2022-1 Trust after the Noteholders and other claimants have been paid in full on each payment date or upon maturity of the 2022 Asset-Backed Notes, subject to the priority of payment provisions under the 2022-1 Securitization documents. To the extent that the value of the 2022-1 Trust's portfolio of 2022 Trust Loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted 2022 Trust Loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the 2022 Trust Loans, or for any other reason, the ability of the 2022-1 Trust to make cash distributions in respect of the 2022 Trust Depositor's equity interest would be negatively affected and, consequently, the value of the equity interest in the 2022-1 Trust would also be reduced. In the event that we fail to receive cash indirectly from the 2022-1 Trust, we could be unable to make distributions in amounts sufficient to maintain our status as a RIC or at all.

The interests of the Noteholders may not be aligned with our interests.

The 2022 Asset-Backed Notes are debt obligations ranking senior in right of payment to the rights of the holder of the equity interest in the 2022-1 Trust (currently the 2022 Trust Depositor, our wholly owned subsidiary), as residual claimant in respect of distributions, if any, made by the 2022-1 Trust. As such, there are circumstances in which the interests of the Noteholders may not be aligned with the interests of the holder of the equity interests in the 2022-1 Trust. For example, under the terms of the documents governing the 2022-1 Securitization, the Noteholders have the right to receive payments of principal and interest prior to the holder of the equity interest in the 2022-1 Trust.

For as long as the 2022 Asset-Backed Notes remain outstanding, the Noteholders have the right to act in certain circumstances with respect to the 2022 Trust Loans in ways that may benefit their interests but not the interests of holder of the equity interest in the 2022-1 Trust, including by exercising remedies under the documents governing the 2022-1 Securitization.

If an event of default occurs, the Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the 2022-1 Securitization. For example, upon the occurrence of an event of default with respect to the 2022 Asset-Backed Notes, the Trustee may, and will at the direction of the holders of a supermajority of the 2022 Asset-Backed Notes, declare the principal, together with any accrued interest, of the 2022 Asset-Backed Note to be immediately due and payable. This would have the effect of accelerating the principal on such 2022 Asset-Backed Notes, triggering a repayment obligation on the part of the 2022-1 Trust. The 2022 Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution is made to the holder of the equity interest in the 2022-1 Trust. There can be no assurance that there will be sufficient funds through collections on the 2022 Trust Loans or through the proceeds of the sale of the 2022 Trust Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the 2022 Asset-Backed Notes, or to make any distribution payment to holder of the equity interest in the 2022-1 Trust.

Remedies pursued by the Noteholders could be adverse to our interests as the indirect holder of the equity interest in the 2022-1 Trust. The Noteholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the Noteholders will be consistent with the best interests of the 2022 Trust Depositor or that we will receive, indirectly through the 2022 Trust Depositor, any payments or distributions upon an acceleration of the 2022 Asset-Backed Notes. Any failure of the 2022-1 Trust to make distributions in respect of the equity interest that we indirectly hold through the 2022 Trust Depositor, whether as a result of an event of default and the acceleration of payments on the 2022 Asset-Backed Notes or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

Certain events related to the performance of 2022 Trust Loans could lead to the acceleration of principal payments on the 2022 Asset-Backed Notes.

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

We have certain repurchase obligations with respect to the 2022 Trust Loans transferred in connection with the 2022-1 Securitization.

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

Any default under the agreements governing our indebtedness, including a default under the Credit Facilities, the 2022-1 Securitization, or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our Debt Securities and substantially decrease the market value of our Debt Securities. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facilities, the 2022-1 Securitization or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Credit Facilities, the 2022-1 Securitization or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facilities, the 2022-1 Securitization or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facilities or the 2022-1 Securitization, could proceed against the collateral securing the debt. Because the Credit Facilities or the 2022-1 Securitization have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

We, our Advisor, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Advisor’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Advisor and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. If such banking institutions were to fail, we, our Advisor, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Advisor’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

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

Item 1B.       Unresolved Staff Comments

None

Item 1C.       Cybersecurity

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information systems of our Advisor and other third-party service providers. Our Advisor manages our day-to-day operations and has implemented a cybersecurity program that applies to us and its operations.

Cybersecurity Program Overview

Our Advisor has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to us. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. Our Advisor actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by us.

Our Advisor has identified a Cyber Incident Response Team, or Response Team, who is responsible for providing appropriate oversight, strategic direction, and decision making for an event that potentially could cause a material impact to the business. The Response Team includes the Chief Financial Officer, Chief Compliance Officer and General Counsel, and our Vice President of Operations and these individuals are responsible for coordinating the incident response, including any required notification to the Audit Committee or Board of Directors.

We rely on our Advisor to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to us.

We rely on our Advisor’s risk management program and processes, which include cyber risk assessments.

We depend on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. We rely on the expertise of risk management, legal, information technology, and compliance personnel of our Advisor when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board receives periodic updates from our Response Team regarding the overall state of our Advisor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.

Management's Role in Cybersecurity Risk Management

Our management, including our Response Team, is responsible for assessing and managing material risks from cybersecurity threats. Our management continuously assess, meet and prioritize cybersecurity risks and actions taken to mitigate these risks. Members of our management possess relevant expertise in various disciplines that are key to effectively managing such risks. We leverage the resources of Monroe Capital, including the Head of Information Technology, who provides resources and expertise to assist us in our cybersecurity program. Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of our Advisor.

Assessment of Cybersecurity Risk

In the past three years, we have not experienced a material cybersecurity breach and the potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including its business strategy, operational results, and financial condition.

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

Item 4.         Mine Safety Disclosures

Not applicable

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock

Our common stock is traded on Nasdaq, under the symbol “HRZN”. The last reported price for our common stock on February 26, 2024 was $13.01 per share, which represented a 34% premium to NAV per share. As of February 26, 2024 we had 21 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2023, 2022 and 2021.

Issuer Purchases of Equity Securities

On April 28, 2023, our Board extended a previously authorized stock repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. Unless extended by our Board, the repurchase program will expire on the earlier of June 30, 2024 and the repurchase of $5.0 million of common stock. During the quarter ended December 31, 2023, we did not repurchase any shares of our common stock. During the years ended December 31, 2023, 2022 and 2021, we did not repurchase any shares of our common stock. From the inception of the stock repurchase program on September 18, 2015 through December 31, 2023, we have repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the MVIS U.S. Business Development Companies Index, for the period from December 31, 2018 through December 31, 2023. The graph assumes that, on December 31, 2018, a person invested $100 in each of our common stock, the S&P 500 Index and the MVIS U.S. Business Development Companies Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of our annual report on Form 10‑K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

HRZN Indexed Price Performance
250
225
200
175
150
125
100
75
50
25
0
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
S&P 500
HRZN
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

Stockholder Transaction Expenses	—%	(1)
Sales Load (as a percentage of offering price)	—%
Offering Expenses (as a percentage of offering price)	—	(2)
Dividend Reinvestment Plan Fees	—%
Total Stockholder Transaction Expenses (as a percentage of offering price)
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(3)
Base Management Fee	3.96%	(4)
Incentive Fee Payable Under the Investment Management Agreement	2.25%	(5)
Interest Payments on Borrowed Funds	11.29%	(6)
Other Expenses (estimated for the current fiscal year)	1.68%	(7)
Acquired Fund Fees and Expenses	0.00%	(8)
Total Annual Expenses (estimated)	19.18%	(4)(9)

(1)	Represents the underwriting discounts and commissions with respect to the shares sold by us.

(2)	The expenses associated with the DRIP are included in “Other Expenses” in the table. See “Dividend Reinvestment Plan” in the accompanying prospectus.

(3)

Net Assets Attributable to Common Stock equals estimated average net assets for the current fiscal year and is based on our net assets at December 31, 2023 and includes the net proceeds of the offering estimated to be received by the Company.

(4)

Our base management fee under the Investment Management Agreement is based on our gross assets, less cash and cash equivalents, which includes assets acquired using leverage, including any leverage disclosed in the accompanying prospectus, and is payable monthly in arrears. The management fee referenced in the table above is based on our gross assets, less cash and cash equivalents, of $726.6 million as of December 31, 2023 and includes net proceeds of the offering, after the net proceeds have been invested in portfolio companies, and $35.8 million of assets estimated to be acquired in the current fiscal year using leverage. See “Investment Management and Administration Agreements - Investment Management Agreement” in the accompanying prospectus.

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

The incentive payable to our Advisor represents our estimated annual expense incurred under the first part of the incentive fee payable under the Investment Management Agreement over the next twelve months. As of December 31, 2023, our cumulative realized capital gains and unrealized capital appreciation did not exceed our cumulative realized capital losses and unrealized capital depreciation. Given our strategy of investing primarily in Venture Loans, which are fixed-income assets, we believe it is unlikely that our cumulative realized capital gains and unrealized capital appreciation will exceed our cumulative realized capital losses and unrealized capital depreciation in the next twelve months. Consequently, we do not expect to incur any Incentive Fee Capital Gains during the next twelve months. As we cannot predict the occurrence of any capital gains from the portfolio, we have assumed no Incentive Fee Capital Gains.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$178.20	$462.38	$671.68	$984.36

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or lesser than those shown.

While the example assumes, as required by the applicable rules of the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Management Agreement is unlikely to be significant assuming a 5% annual return and is not included in the example. This illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our distributions to our common stockholders and our expenses would likely be higher. If the 5% annual return were derived entirely from capital gains, you would pay expenses on a $1,000 investment of $167.71, $440.87, $647.97 and $972.23 over periods of one year, three years, five years and ten years, respectively. See “Investment Management and Administration Agreements — Investment Management Agreement — Examples of Incentive Fee Calculation” in the accompanying prospectus for additional information regarding the calculation of incentive fees.

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

Forward-looking statements

This annual report on Form 10‑K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10‑K involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing debt investments, warrants and other investments;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	general economic and political trends and other external factors, including continuing supply chain disruptions, increased inflation and a general slowdown in economic activity;

●	the relative and absolute investment performance and operations of our Advisor;

●	the impact of increased competition;

●	the impact of investments we intend to make and future acquisitions and divestitures;

●	the unfavorable resolution of legal proceedings;

●	our business prospects and the prospects of our portfolio companies;

●	geopolitical turmoil and the potential for volatility in energy prices and disruptions to global supply chains resulting from such turmoil and its impact on the industries in which we invest;

●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

●	our regulatory structure and tax status;

●	changes in the general interest rate environment;

●	our ability to qualify and maintain qualification as a RIC and as a BDC;

●	the adequacy of our cash resources and working capital;

●

any losses or operations disruptions caused by us, our Advisor or our portfolio companies holding cash balances at financial institutions that exceed federally insured limits or by disruptions in the financial services industry;

●	the timing of cash flows, if any, from the operations of our portfolio companies, and the resulting effect on our portfolio companies' decisions to make PIK interest payments or ability to make end of term payments;

●	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

●	the ability of our portfolio companies to achieve their objective;

●	the impact of legislative and regulatory actions and reforms and regulatory supervisory or enforcement actions of government agencies relating to us or our Advisor;

●	our contractual arrangements and relationships with third parties;

●	our ability to access capital and any future financings by us;

●	our use of financial leverage;

●	the ability of our Advisor to attract and retain highly talented professionals;

●	the impact of changes to tax legislation and, generally, our tax position; and

●	our ability to fund unfunded commitments.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively "Senior Term Loans." Some of our debt investments may also be subordinated to term debt provided by third parties. As of December 31, 2023, 86.3%, or $578.7 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	56	$670,172	94.5%	60	$686,458	95.3%
Warrants	85	24,594	3.5	90	29,712	4.1
Other investments	3	6,430	0.9	2	1,300	0.2
Equity	14	7,889	1.1	8	2,556	0.4
Total		$709,085	100.0%		$720,026	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2023 and 2022:

	For the year ended
	December 31,
	2023	2022

Beginning portfolio	$720,026	$458,075
New debt and equity investments	251,189	452,603
Less refinanced debt balances	(32,500)	(30,625)
Net new debt and equity investments	218,689	421,978
Principal payments received on investments	(35,258)	(15,716)
Payment-in-kind interest on investments	8,433	—
Early pay-offs and principal paydowns	(117,035)	(80,155)
Accretion of debt investment fees	6,862	5,684
New debt investment fees	(3,162)	(5,290)
Warrants and equity received in settlement of fee income	169	—
Proceeds from sale of investments	(11,066)	(49,964)
Net loss on investments	(29,702)	(9,127)
Net unrealized depreciation on investments	(48,780)	(5,459)
Other	(91)	—
Ending portfolio	$709,085	$720,026

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$108,448	16.2%	$189,729	27.6%
Medical Device	137,367	20.5	127,839	18.6
Technology
Communications	18,654	2.8	22,671	3.3
Consumer-Related	93,002	13.9	108,226	15.8
Networking	5,087	0.8	11,467	1.7
Software	158,016	23.6	117,002	17.0
Sustainability
Other Sustainability	79,828	11.8	83,705	12.2
Healthcare Information and Services
Diagnostics	19,453	2.9	9,804	1.4
Other Healthcare	—	—	2,500	0.4
Software	50,317	7.5	13,515	2.0
Total	$670,172	100.0%	$686,458	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 23% of total debt investments outstanding as of December 31, 2023 and 2022. Our five largest debt investments at fair value represented 22% and 23% of total debt investments outstanding as of December 31, 2023 and 2022, respectively. No single debt investment represented more than 10% of our total debt investments as of December 31, 2023 or 2022.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2023 and 2022, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	11	$150,367	22.4%	8	$93,832	13.7%
3	39	452,911	67.6	47	557,554	81.2
2	2	39,343	5.9	2	26,822	3.9
1	4	27,551	4.1	3	8,250	1.2
Total	56	$670,172	100.0%	60	$686,458	100.0%

As of December 31, 2023, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $72.5 million and an aggregate fair value of $27.6 million. As of December 31, 2022, there were three debt investments with an internal credit rating of 1, with an aggregate cost of $20.9 million and an aggregate fair value of $8.3 million.

Consolidated results of operations of Horizon Technology Finance Corporation

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2023, 2022 and 2021:

	For the year ended
	December 31,
	2023	2022	2021
	(In thousands)
Total investment income	$113,475	$79,191	$60,015
Total expenses	50,537	42,289	31,394
Net investment income before excise tax	62,938	36,902	28,621
Provision for excise tax	1,490	715	401
Net investment income	61,448	36,187	28,220
Net realized loss	(29,853)	(9,484)	(3,643)
Net unrealized (depreciation) appreciation on investments	(48,780)	(5,552)	3,205
Net (decrease) increase in net assets resulting from operations	$(17,185)	$21,151	$27,782
Average debt investments, at fair value	$680,862	$550,403	$381,483
Average gross assets less cash	$737,459	$597,864	$413,552
Average borrowings outstanding	$431,354	$338,676	$225,746

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $34.3 million, or 43.3%, to $113.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For the year ended December 31, 2023, total investment income consisted primarily of $110.1 million in interest income from investments, which included $15.9 million in income from the accretion of origination fees and ETPs, $8.4 million in PIK interest and $3.3 million in fee income. Interest income on debt investments increased by $32.8 million, or 42.3%, to $110.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Interest income on investments for the year ended December 31, 2023 as compared to the year ended December 31, 2022 increased primarily due to an increase of $130.5 million, or 23.7%, in the average size of our debt investment portfolio and an increase in the Prime Rate which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $1.5 million, or 83.3%, to $3.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher fee income earned on prepayments for the year ended December 31, 2023.

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

The following table shows our dollar-weighted annualized yield for the years ended December 31, 2023, 2022 and 2021:

	For the year ended
	December 31,
Investment type:	2023	2022	2021
Debt investments(1)	16.6%	14.4%	15.7%
All investments(1)	15.7%	13.8%	15.0%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 17%, 15% and 17% of investment income for the years ended December 31, 2023, 2022 and 2021, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 15%, 15% and 17% of investment income for the years ended December 31, 2023, 2022 and 2021, respectively.

Expenses

Total expenses increased by $8.2 million, or 19.5%, to $50.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Total expenses increased by $10.9 million, or 34.7%, to $42.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $9.8 million, or 50.9%, to $29.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $92.7 million, or 27.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 and an increase in our effective cost of debt for the year ended December 31, 2023 compared to the year ended December 31, 2022. Interest expense increased by $7.2 million, or 59.6%, to $19.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $112.9 million, or 50.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 and an increase in our effective cost of debt for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Base management fee expense increased by $2.2 million, or 21.1%, to $12.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Base management fee expense increased primarily due to an increase of $139.6 million, or 23.3%, in average gross assets less cash for the year ended December 31, 2023 as compared to the year ended December 31, 2022, partially offset by the lower management fee earned on gross assets less cash in excess of $250 million. Base management fee expense increased by $2.9 million, or 38.7%, to $10.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Base management fee expense increased primarily due to an increase of $184.3 million, or 44.6%, in average gross assets less cash for the year ended December 31, 2022 as compared to the year ended December 31, 2021, partially offset by the lower management fee earned on gross assets less cash in excess of $250 million.

Performance based incentive fee expense decreased by $4.7 million, or 60.1%, to $3.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease was due to an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $9.8 million compared to an Incentive Fee Cap of $1.0 million for the year ended December 31, 2022, offset by an increase of $20.6 million, or 46.9%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2023 compared to the year ended December 31, 2022. The Incentive Fee Cap and Deferral Mechanism resulted in $9.8 million of reduced incentive fee expense and increased net investment income for the year ended December 31, 2023. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2023 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters. Performance based incentive fee expense increased by $0.7 million, or 9.8%, to $7.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was due to an increase of $8.6 million, or 24.5%, in Pre-Incentive Fee Net Investment Income offset by an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $1.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The Incentive Fee Cap and Deferral Mechanism resulted in $1.0 million of reduced incentive fee expense and increased net investment income for the year ended December 31, 2022. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2022 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

In 2023 and 2022, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2023 and 2022, we elected to carry forward taxable income in excess of current year distributions of $38.6 million and $18.8 million, respectively. At December 31, 2023 and 2022, excise tax payable of $1.5 million and $0.7 million, respectively, was recorded.

Administrative fee expense, professional fees and general and administrative expenses were $5.7 million, $4.8 million and $4.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

During the year ended December 31, 2023, we realized net losses on investments totaling $29.7 million primarily due to the settlement of four of our debt investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments. During the same period, we repaid our 2019 Asset-Backed Notes in full which resulted in a realized loss on debt extinguishment of $0.2 million. During the year ended December 31, 2022, we realized net losses on investments totaling $9.5 million primarily due to the settlement of one of our debt investments and the settlement of one of our other investments.

During the year ended December 31, 2023, we recorded net unrealized depreciation on investments totaling $48.8 million which was primarily due to (1) the unrealized depreciation on three of our debt investments (2) the unrealized depreciation on two of our equity investments and (3) the unrealized depreciation on our warrant investments partially offset by the reversal of previously recorded unrealized depreciation from the settlement of three of our debt investments. During the year ended December 31, 2022, we recorded net unrealized depreciation on investments totaling $5.6 million which was primarily due to the unrealized depreciation on three of our debt investments partially offset by (1) the unrealized appreciation on our warrant investments and (2) the reversal of previously recorded unrealized depreciation from the settlement of one our debt investments and the settlement of one of our other investments.

Liquidity and capital resources

As of December 31, 2023 and 2022, we had cash and investments in money market funds of $73.1 million and $27.7 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2023 and 2022, we had $2.6 million and $2.8 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2022 Asset-Backed Notes or our NYL Facility. Our primary sources of capital have been from our public equity offerings, use of our Credit Facilities and issuance of our public and private debt offerings.

On August 2, 2021, we entered into an At-The-Market, or ATM, sales agreement, or the 2021 Equity Distribution Agreement, with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., each a “Sales Agent” and, collectively, the “Sales Agents”. The 2021 Equity Distribution Agreement provides that we may offer and sell our shares from time to time through the Sales Agents up to $100.0 million worth of our common stock, in amounts and at times to be determined by us.

On September 22, 2023, we terminated the 2021 Equity Distribution Agreement and entered into a new ATM sales agreement, or the 2023 Equity Distribution Agreement, with the Sales Agents. The remaining shares available under the 2021 Equity Distribution Agreement are no longer available for issuance. The 2023 Equity Distribution Agreement provides that we may offer and sell our shares from time to time through the Sales Agents up to $150.0 million worth of our common stock, in amounts and at times to be determined by us. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2023, we sold 2,248,830 shares of common stock under the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $26.2 million, including $0.7 million of offering expenses, from these sales. During the year ended December 31, 2022, we sold 3,982,684 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $50.3 million, including $1.0 million of offering expenses, from these sales.

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

On April 28, 2023, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2024 or the repurchase of $5.0 million of our common stock. During the years ended December 31, 2023, 2022 and 2021, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through December 31, 2023, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At December 31, 2023 and 2022, the outstanding principal balance under the Key Facility was $70.0 million and $5.0 million, respectively. As of December 31, 2023 and 2022, we had borrowing capacity under the Key Facility of $80.0 million and $120.0 million, respectively. At December 31, 2023 and 2022, $25.0 million and $40.2 million, respectively, was available, subject to existing terms and advance rates.

At December 31, 2023 and 2022, the outstanding principal balance under the NYL Facility was $181.0 million and $176.8 million, respectively. As of December 31, 2023 and 2022, we had borrowing capacity under the NYL Facility of $69.0 million and $23.2 million, respectively. At December 31, 2023 and 2022, $17.4 million and $23.2 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities used cash of $5.3 million for the year ended December 31, 2023, and our financing activities provided cash of $50.5 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from advances on our Credit Facilities, the sale of shares through our ATM for net proceeds of $26.2 million, after deducting underwriting commission and discounts and other offering expenses and the completion of a follow-on public offering of 3.25 million shares of common stock for net proceeds of $38.9 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by the use of cash to repay a portion the outstanding principal under our Key Facility, to repay our 2019 Asset-Backed Notes, and to pay distributions to our stockholders.

Our operating activities used cash of $246.3 million for the year ended December 31, 2022, and our financing activities provided cash of $229.5 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by principal payments received on our debt investments. Our financing activities provided cash primarily from the completion of the 2027 Notes, the completion of our 2022 Asset-Backed Notes, advances on our Credit Facilities, the sale of shares through our ATM for net proceeds of $50.3 million, after deducting underwriting commission and discounts and other offering expenses and the completion of a follow-on public offering of 2.5 million shares of common stock for net proceeds of $34.3 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by the use of cash to repay a portion of the outstanding principal under our Key Facility, to repay our 2019 Asset-Backed Notes, and to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$70,000	$80,000	$125,000	$5,000	$120,000
NYL Facility	250,000	181,000	69,000	200,000	176,750	23,250
2019 Asset-Backed Notes	—	—	—	42,573	42,573	—
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	615,000	466,000	149,000	582,573	439,323	143,250
Unamortized debt issuance costs attributable to term borrowings	—	(3,765)	—	—	(5,245)	—
Total borrowings outstanding, net	$615,000	$462,235	$149,000	$582,573	$434,078	$143,250

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.50% and 7.50% as of December 31, 2023 and 2022, respectively. The interest rates in effect were 8.75% and 7.75% as of December 31, 2023 and 2022. The Key Facility requires the payment of an unused line fee in an amount equal to 0.50% of any unborrowed amount available under the facility annually.

On June 29, 2023, we amended the Key Facility to, among other things, increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by debt investments held by Credit II and permits an advance rate of up to sixty percent (60%) of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require us to maintain a minimum net worth, to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and to comply with portfolio company concentration limits as defined in the related loan agreement. After the period during which we may request advances under the Key Facility, or the Revolving Period, we may not request new advances, and we must repay the outstanding advances under the Key Facility as of such date, at such times and in such amounts as are necessary to maintain compliance with the terms and conditions of the Key Facility, particularly the condition that the principal balance of the Key Facility not exceed sixty percent (60%) of the aggregate principal balance of our eligible debt investments to our portfolio companies. The Revolving Period ends on June 22, 2024 and the maturity date of the Key Facility, the date on which all outstanding advances under the Key Facility are due and payable, is June 22, 2026.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At December 31, 2023 and 2022, there were approximately $1.4 million and $1.0 million, respectively, of restricted investments.

 There were $181.0 million and $176.8 million in notes issued to the NYL Noteholders as of December 31, 2023 and 2022, respectively, at an interest rate of 5.96% and 5.57%, respectively. As of December 31, 2023 and 2022, we had borrowing capacity under the NYL Facility of $69.0 million and $23.2 million, respectively. At December 31, 2023 and 2022, $17.4 million and $23.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Securitizations

2019 Asset-Backed Notes

On August 13, 2019, the 2019 Asset-Backed Notes were issued by the 2019‑1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among us and Keybanc Capital Markets Inc. as Initial Purchaser, and were backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies. The 2019 Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC on August 13, 2019. The 2019 Asset-Backed Notes bore interest at a fixed rate of 4.21% per annum and had a stated maturity of September 15, 2027. As of December 31, 2023, the 2019 Asset-Backed Notes were repaid in full.

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

As of December 31, 2023 and 2022, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At December 31, 2023 and 2022, there were approximately $1.3 million and $1.2 million, respectively, of restricted investments.

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

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026. The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2023, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $7.5 million of such notes, or collectively, the 2027 Notes. The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2023, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Other assets

As of December 31, 2023 and 2022, other assets were $3.6 million and $2.8 million, respectively, which was primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2023:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$466,000	$47,933	$257,416	$160,651	$—
Unfunded commitments	180,500	138,000	42,500	—	—
Incentive fee deferral	10,848	—	10,848	—	—
Total	$657,348	$185,933	$310,764	$160,651	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2023, we had unfunded commitments of $180.5 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of December 31, 2023, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the year ended December 31, 2023, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $9.8 million of incentive fee which may become subject to payment up to three years after the date of deferment. As of December 31, 2023, the total amount subject to recoupment was $10.8 million.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2023, 2022 and 2021, our Advisor earned $15.9 million, $18.3 million and $14.7 million, respectively, pursuant to the Investment Management Agreement.

On February 22, 2023, our Advisor, HTF Principals, and Horizon Technology Finance Employees LLC, or HTF Employees, entered into the Purchase Agreement with MCH Holdco, an affiliate Monroe Capital, and MCIH L.P., an affiliate of Monroe Capital and the sole stockholder of MCH Holdco. On June 30, 2023, pursuant to the Purchase Agreement, HTF Principals and HTF Employees sold all of their membership interests in our Advisor (which constitute one hundred percent (100%) of the membership interests of our Advisor) to MCH Holdco and our Advisor became a direct wholly owned subsidiary of MCH Holdco and an affiliate of Monroe Capital. Pursuant to the Purchase Agreement, a significant portion of the consideration payable by Monroe Capital to HTF Principals and HTF Employees is in the form of earnout payments contingent upon our performance in 2023, 2024, and 2025, aligning the incentives of our Advisor’s current officers with our stockholders.

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the years ended December 31, 2023, 2022 and 2021, our Advisor earned $1.7 million, $1.7 million and $1.3 million, respectively, pursuant to the Administration Agreement.

In connection with the Purchase Agreement, HTF Principals sold to our Advisor HTF Principal's trademark interest in “Horizon Technology Finance”, and granted us a royalty-free license to use the name “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor may manage other investment vehicles, or Advisor Funds, with the same investment strategy as us, which now may include investment vehicles managed by affiliates of Monroe Capital. Our Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in negotiated investments. Monroe Capital's exemptive relief to permit joint transactions granted by the SEC on October 15, 2014, as amended, permits us to co-invest with the Advisor Funds, subject to certain conditions.

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

Valuation of investments

Investments are recorded at fair value. Prior to July 30, 2022, our Board determined the fair value of our investments. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, on July 29, 2022, our Board designated the Advisor as our “valuation designee.” Our Board is responsible for oversight of the valuation designee. The valuation designee has established a Valuation Committee to determine in good faith the fair value of our investments, based on input of our Advisor’s management and personnel and independent valuation firms which are engaged at the direction of the Valuation Committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation at least once during a trailing twelve-month period. The Valuation Committee determines fair values pursuant to a valuation policy approved by our Board and pursuant to a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with at least 25% (based on fair value) of our valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm. We apply fair value to substantially all of our investments in accordance with Topic 820, Fair Value Measurement, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification as amended, or ASC, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use in pricing the financial instrument at the measurement date.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the years ended December 31, 2023 and 2022, we did not recognize any interest income from debt investments on non-accrual status. For the year ended December 31, 2021, we recognized as interest income interest payments of $1.3 million received from two portfolio companies whose debt investments were on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services – Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2023 and 2022.

Recently adopted accounting pronouncement

In October 2023, the FASB issued Accounting Standards Update No. 2023-06, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, or ASU 2023-06. ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification including requiring investment companies to disclose the components of capital on the balance sheet. The amendments in ASU 2023-06 were effective on the date which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K became effective. The adoption of ASU 2023-06 did not have an impact on our consolidated financial statements.

Recently issued accounting pronouncement

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03. ASU 2022-03 clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. The amendments in ASU 2022-03 are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We have concluded that the adoption of ASU 2022-03 will not have a material impact on our consolidated financial statements.

Recent developments

On January 9, 2024, we funded a $0.8 million equity investment to an existing portfolio company, Better Place Forests Co.

Between January 18 and February 9, 2024, we made $0.9 million of new debt investments in Nexii Building Solutions, Inc., an existing portfolio company.

On February 7, 2024, we funded a $14.0 million debt investment to an existing portfolio company, Ceribell, Inc. in connection with the prepayment of existing $11.3 million debt investment.

On February 20, 2024, HIMV LLC, or HIMV, sold BioVaxys Technology Corp., a British Columbia-registered company, or Purchaser, all of its intellectual property and related assets, or IP, in consideration for (a) $750,000 in cash, (b) $250,000 in value of common shares of the Purchaser, at a price per share equal to the volume-weighted average price of the common shares in the capital of the Purchaser during the 20 trading day period immediately prior to the closing date of the sale and (c) certain other earn-out payments related to the development and use of the IP as set forth in the APA. The sale of the IP closed on February 20, 2024.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2023 and 2022, 94% and 100%, respectively of the outstanding principal amount of our debt investments bore interest at floating rates. New commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our December 31, 2023 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at December 31, 2023, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$17,904	$2,129	$15,775
Up 200 basis points	$11,932	$1,419	$10,513
Up 100 basis points	$5,986	$710	$5,276
Down 300 basis points	$(13,012)	$(2,129)	$(10,883)
Down 200 basis points	$(9,139)	$(1,419)	$(7,720)
Down 100 basis points	$(4,605)	$(710)	$(3,895)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2026 Notes, and our 2022 Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to an interest rate floor of 0.25% per annum, based on a prime rate index which resets monthly, and the interest payable on the NYL Facility is based on the Three Year I Curve rate plus a margin of 3.50% with an interest rate floor and resets on any advance date. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related Commodity Futures Trading Commission, or CFTC, regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

Horizon Technology Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Horizon Technology Finance Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodians, brokers or the underlying investee, or by other appropriate auditing procedures where replies from custodians, brokers or the underlying investee were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments

The fair value of the Company’s Level 3 investments was $706.9 million as of December 31, 2023. As described in Notes 2 and 6 to the consolidated financial statements, there is not a readily available market value for most of the investments in the Company’s portfolio. Such investments include debt, warrant, equity and other investments in venture capital and private equity backed companies. The valuation techniques used in estimating the fair value of these investments may vary based on the specific characteristics of the investments and require the use of certain significant unobservable inputs, such as the Company’s internally developed credit risk ratings, discounted expected future cash flows, hypothetical market yields, multiple probability weighted expected cash flow scenarios and portfolio company financial performance, among others.

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

The primary procedures we performed to address this critical audit matter included the following, among others:

●	We obtained an understanding of the relevant controls related to management’s internally developed credit risk ratings and tested such controls for design and operating effectiveness.

●	We assessed the reasonableness of a sample of management’s credit risk ratings by inspecting underlying source data and comparing to the Company’s credit risk policy.

●

We assessed the reasonableness of discounted expected future cash flows, multiple probability weighted scenarios, and portfolio management company performance used in the Company’s valuation models through comparison to internal and external data.

●

With the assistance of our internal valuation specialists, we evaluated the reasonableness of the hypothetical market yields and stock price volatilities used by the Company by comparing to market data for comparable companies.

●

With the assistance of our internal valuation specialists, we evaluated the appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 investments.

●

We evaluated management’s historical ability to estimate fair value through comparison of previous estimates to the transaction price of available transactions occurring subsequent to the previous valuation date.

/s/ RSM US LLP

We have served as the Company’s auditor since 2008.

Hartford, Connecticut

February 27, 2024

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Non-affiliate investments at fair value (cost of $716,077 and $721,248, respectively)	$693,730	$720,026
Non-controlled affiliate investments at fair value (cost of $28,677 and $0, respectively) (Note 5)	1,132	—
Controlled affiliate investments at fair value (cost of $14,428 and $0, respectively) (Note 5)	14,223	—
Total investments at fair value (cost of $759,182 and $721,248, respectively) (Note 4)	709,085	720,026
Cash	46,630	20,612
Investments in money market funds	26,450	7,066
Restricted investments in money market funds	2,642	2,788
Interest receivable	13,926	13,573
Other assets	3,623	2,761
Total assets	$802,356	$766,826

Liabilities
Borrowings (Note 7)	$462,235	$434,078
Distributions payable	11,011	9,159
Base management fee payable (Note 3)	1,052	1,065
Incentive fee payable (Note 3)	—	1,392
Other accrued expenses	4,077	2,684
Total liabilities	478,375	448,378

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 33,534,854 and 27,920,838 shares issued and 33,367,389 and 27,753,373 shares outstanding as of December 31, 2023 and 2022, respectively	36	29
Paid-in capital in excess of par	450,949	385,921
Distributable loss	(127,004)	(67,502)
Total net assets	323,981	318,448
Total liabilities and net assets	$802,356	$766,826
Net asset value per common share	$9.71	$11.47

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021

Investment income
From non-affiliate investments:
Interest income	$100,435	$77,366	$54,159
Payment-in-kind interest income	8,113	—	—
Prepayment fee income	1,880	1,568	4,111
Fee income	1,465	257	1,481
From non-controlled affiliate investments:
Interest income	1,245	—	252
Fee income	—	—	12
From controlled affiliate investments:
Payment-in-kind interest income	320	—	—
Interest income	17	—	—
Total investment income	113,475	79,191	60,015
Expenses
Interest expense	28,971	19,202	12,034
Base management fee (Note 3)	12,799	10,566	7,617
Performance based incentive fee (Note 3)	3,094	7,745	7,055
Administrative fee (Note 3)	1,658	1,667	1,285
Professional fees	2,178	1,650	1,892
General and administrative	1,837	1,459	1,511
Total expenses	50,537	42,289	31,394
Net investment income before excise tax	62,938	36,902	28,621
Provision for excise tax	1,490	715	401
Net investment income	61,448	36,187	28,220
Net realized and unrealized loss
Net realized loss on non-affiliate investments	(29,702)	(8,364)	(2,858)
Net realized gain (loss) on non-controlled affiliate investments	—	30	(390)
Net realized loss on controlled affiliate investments	—	(1,150)	—
Net realized loss on investments	(29,702)	(9,484)	(3,248)
Net realized loss on extinguishment of debt	(151)	—	(395)
Net realized loss	(29,853)	(9,484)	(3,643)
Net unrealized (depreciation) appreciation on non-affiliate investments	(24,489)	(7,002)	5,503
Net unrealized depreciation on non-controlled affiliate investments	(26,513)	—	(848)
Net unrealized appreciation on controlled affiliate investments	2,222	1,450	(1,450)
Net unrealized (depreciation) appreciation on investments	(48,780)	(5,552)	3,205
Net realized and unrealized loss	(78,633)	(15,036)	(438)
Net (decrease) increase in net assets resulting from operations	$(17,185)	$21,151	$27,782
Net investment income per common share	$1.98	$1.46	$1.41
Net (decrease) increase in net assets resulting from operations per common share	$(0.56)	$0.86	$1.39
Distributions declared per share	$1.37	$1.28	$1.25
Weighted average shares outstanding	30,957,849	24,726,079	20,027,420

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	(Loss)	Assets
Balance at December 31, 2020	19,286,356	$19	$271,287	$(58,709)	$212,597
Issuance of common stock, net of offering costs	1,907,234	3	30,083	—	30,086
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	28,220	28,220
Net realized loss on investments	—	—	—	(3,248)	(3,248)
Net realized loss on extinguishment of debt	—	—	—	(395)	(395)
Net unrealized appreciation on investments	—	—	—	3,205	3,205
Issuance of common stock under dividend reinvestment plan	23,870	—	390	—	390
Distributions declared	—	—	—	(25,520)	(25,520)
Reclassification of permanent tax differences (Note 2)	—	—	(401)	401	—
Balance at December 31, 2021	21,217,460	22	301,359	(56,046)	245,335
Issuance of common stock, net of offering costs	6,482,684	7	84,596	—	84,603
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	36,187	36,187
Net realized loss on investments	—	—	—	(9,484)	(9,484)
Net unrealized depreciation on investments	—	—	—	(5,552)	(5,552)
Issuance of common stock under dividend reinvestment plan	53,229	—	681	—	681
Distributions declared	—	—	—	(33,322)	(33,322)
Reclassification of permanent tax differences (Note 2)	—	—	(715)	715	—
Balance at December 31, 2022	27,753,373	29	385,921	(67,502)	318,448
Issuance of common stock, net of offering costs	5,498,830	7	65,086	—	65,093
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	61,448	61,448
Net realized loss on investments	—	—	—	(29,702)	(29,702)
Net realized loss on extinguishment of debt				(151)	(151)
Net unrealized depreciation on investments	—	—	—	(48,780)	(48,780)
Issuance of common stock under dividend reinvestment plan	115,186	—	1,432	—	1,432
Distributions declared	—	—	—	(43,807)	(43,807)
Reclassification of permanent tax differences (Note 2)	—	—	(1,490)	1,490	—
Balance at December 31, 2023	33,367,389	$36	$450,949	$(127,004)	$323,981

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(17,185)	$21,151	$27,782
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	1,852	1,604	1,091
Net realized loss on investments	29,702	9,484	3,248
Net realized loss on extinguishment of debt	151	—	395
Net unrealized depreciation (appreciation) on investments	48,780	5,552	(3,205)
Purchase of investments	(218,689)	(421,978)	(344,445)
Principal payments received on investments	152,293	95,871	188,010
Payment-in-kind interest on investments	(8,433)	—	—
Proceeds from sale of investments	11,066	49,964	52,954
Equity received in settlement of fee income	(89)	—	—
Warrants received in settlement of fee income	(80)	—	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,773	(3,417)	(173)
Increase in end-of-term payments	(2,035)	(4,452)	(1,652)
Decrease in unearned income	(3,700)	(394)	(1,295)
Increase in other assets	(650)	(156)	(394)
Increase in other accrued expenses	1,393	758	509
(Decrease) increase in base management fee payable	(13)	359	143
(Decrease) increase in incentive fee payable	(1,392)	(623)	1,040
Net cash used in operating activities	(5,256)	(246,277)	(75,992)
Cash flows from financing activities:
Proceeds from issuance of 2027 Notes	—	57,500	—
Proceeds from issuance of 2026 Notes	—	—	57,500
Proceeds from 2022 Asset-Backed Notes	—	100,000	—
Repayment of 2019 Asset-Backed Notes	(42,573)	(27,930)	(29,500)
Repayment of 2022 Notes	—	—	(37,375)
Proceeds from issuance of common stock, net of offering costs	65,093	84,603	30,086
Advances on Credit Facilities	104,250	199,000	127,000
Repayment of Credit Facilities	(35,000)	(149,500)	(45,000)
Debt issuance costs	(735)	(4,364)	(2,645)
Distributions paid	(40,523)	(29,847)	(24,551)
Net cash provided by financing activities	50,512	229,462	75,515
Net increase (decrease) in cash, cash equivalents and restricted cash	45,256	(16,815)	(477)
Cash, cash equivalents and restricted cash:
Beginning of period	30,466	47,281	47,758
End of period	$75,722	$30,466	$47,281

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,880	$17,028	$10,706
Supplemental non-cash investing and financing activities:
Refinanced debt investment balances	$32,500	$30,625	$—
Warrant investments received and recorded as unearned income	$2,683	$5,616	$3,355
Distributions payable	$11,011	$9,159	$6,365
End-of-term payments receivable	$11,816	$9,690	$5,238
Non-cash income	$17,123	$6,314	$4,580

	December 31,
	2023	2022	2021
Cash	$46,630	$20,612	$38,054
Investments in money market funds	26,450	7,066	7,868
Restricted investments in money market funds	2,642	2,788	1,359
Total cash, cash equivalents and restricted cash	$75,722	$30,466	$47,281

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 214.2% (8)
Non-Affiliate Debt Investments — 205.0% (8)
Non-Affiliate Debt Investments — Life Science — 75.6% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,979	4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,979	4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,987	2,987
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,979	4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,979	4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,987	2,987
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	June 1, 2024	1,414	1,410	1,410
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	June 1, 2024	1,414	1,410	1,410
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	November 1, 2025	5,000	4,950	4,950
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	May 1, 2026	5,000	4,949	4,949
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	3,000	2,914	2,870
		Term Loan	14.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	1,500	1,458	1,436
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,199	6,199
		Term Loan	13.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,199	6,199
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	13.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	3,750	3,716	3,716
		Term Loan	13.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	2,500	2,478	2,478
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	10,000	9,911	9,911
		Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,717	3,717
		Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,717	3,717
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	4,666	4,579	4,414
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	4,666	4,579	4,414
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,281	2,199
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,281	2,199
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,278	2,196
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,278	2,196
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	4,250	4,193	4,193
		Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	2,125	2,096	2,096
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.75%	Prime	4.25%	12.25%	-	4.00%	August 1, 2027	2,500	2,230	2,230
		Term Loan	12.75%	Prime	4.25%	12.25%	-	4.00%	August 1, 2027	2,500	2,459	2,459
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	2,500	2,468	2,342
		Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	2,500	2,468	2,342
		Term Loan	9.00%	Fixed	-	-	-	18.00%	June 30, 2024	200	200	190
Candesant Biomedical, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	5,000	4,757	4,757
		Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	2,500	2,454	2,454
		Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	2,500	2,454	2,454
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	3,750	3,738	3,738
		Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	3,750	3,738	3,738
		Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	1,875	1,866	1,866
		Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	1,875	1,866	1,866
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	4,583	4,546	4,546
		Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	2,292	2,273	2,273
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.32%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,960	3,923	3,923
		Term Loan	13.32%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,960	3,923	3,923
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	January 1, 2024	500	500	500
		Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	January 1, 2024	33	33	33
		Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	March 1, 2024	800	794	794
MicroTransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	-	3.50%	January 1, 2029	3,750	3,689	3,689
		Term Loan	12.25%	Prime	3.75%	12.25%	-	3.50%	January 1, 2029	3,750	3,689	3,689

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Robin Healthcare, Inc. (2)(12)(13)	Medical Device	Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,469	1,574
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	November 1, 2026	3,500	3,563	1,617
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	13.25%		Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,722	3,722
		Term Loan	13.25%		Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,722	3,722
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	January 1, 2027	5,000	4,943	4,943
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	January 1, 2027	5,000	4,900	4,900
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	2,500	2,297	2,297
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	2,500	2,473	2,473
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	5,000	4,946	4,946
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	5,000	4,946	4,946
Spineology, Inc. (2)(12)	Medical Device	Term Loan	15.50%		Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,978	4,978
		Term Loan	15.50%		Prime	7.00%	10.25%	-	1.00%	April 1, 2026	2,500	2,489	2,489
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,467	3,467
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,467	3,467
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,456	3,456
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,456	3,456
Vero Biotech, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	15,000	14,675	14,675
		Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	10,000	9,784	9,784
		Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	5,000	4,892	4,892
		Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	2,500	2,446	2,446
Total Non-Affiliate Debt Investments — Life Science												249,642	244,815
Non-Affiliate Debt Investments — Sustainability — 24.6% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	4.33%	December 1, 2026	3,750	3,685	3,685
		Term Loan	15.25%		Prime	6.75%	10.00%	-	4.33%	December 1, 2026	3,750	3,685	3,685
Nexii Building Solutions, Inc. (2)(12)(13)(14)(18)	Other Sustainability	Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	8,425	8,353	4,549
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	8,425	8,229	4,481
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	8,425	8,229	4,481
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	5,617	5,480	2,984
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	5,617	5,480	2,984
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	735	726	395
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	586	578	315
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	292	288	157
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	290	286	156
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	174	172	93
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	802	791	431
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	1,091	1,083	590
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	April 1, 2026	5,000	4,959	4,959
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	April 1, 2026	2,500	2,479	2,479
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	May 1, 2026	5,000	4,956	4,956
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	May 1, 2026	2,500	2,478	2,478
		Term Loan	14.00%		Prime	5.50%	11.75%	-	2.75%	December 1, 2026	5,000	4,934	4,934
		Term Loan	14.00%		Prime	5.50%	11.75%	-	2.75%	December 1, 2026	2,500	2,467	2,467
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,694	3,694
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,694	3,694
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	7,500	7,379	7,379
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,690	3,690
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,690	3,690
		Term Loan	14.50%		Prime	6.00%	10.00%	-	2.00%	January 1,2029	4,500	4,446	4,446
		Term Loan	14.50%		Prime	6.00%	10.00%	-	2.00%	January 1,2029	2,000	1,976	1,976
Total Non-Affiliate Debt Investments — Sustainability												97,907	79,828

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Technology — 83.3% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	6,250	6,218	6,218
		Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	6,250	6,218	6,218
		Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	6,250	6,218	6,218
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	May 1, 2026	3,383	3,356	3,356
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	14.25%		Prime	5.75%	9.00%	-	5.50%	August 1, 2025	1,667	1,656	1,656
		Term Loan	14.25%		Prime	5.75%	9.00%	-	5.50%	August 1, 2025	1,583	1,573	1,573
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,608	3,608
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,242	1,242
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,726	3,726
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,242	1,242
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,726	3,726
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,242	1,242
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,712	3,712
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,712	3,712
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	April 1, 2028	3,750	3,706	3,706
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	3,750	3,707	3,707
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	3,750	3,707	3,707
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.50%		Prime	5.00%	5.00%	-	4.00%	March 1, 2027	2,000	1,421	1,421
		Term Loan	13.50%		Prime	5.00%	5.00%	-	4.00%	March 1, 2027	3,000	2,131	2,131
		Term Loan	12.00%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	12.00%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.00%		Prime	3.50%	9.00%	-	1.00%	September 1, 2027	2,500	2,591	2,429
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	15.25%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	3,667	3,647	3,647
		Term Loan	15.25%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	1,833	1,824	1,824
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,752	5,752	5,018
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,301	2,301	2,007
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,876	2,876	2,509
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	3,451	3,451	3,011
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,876	2,876	2,510
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,876	2,876	2,510
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,752	5,752	5,018
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,876	2,876	2,510
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	August 1, 2027	2,500	2,416	2,416
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	July 1, 2028	1,875	1,787	1,787
Unagi, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	1,204	1,086	872
		Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	602	543	436
		Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	602	543	436
Liqid, Inc. (2)(12)	Networking	Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,500	1,481	1,481
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	1,500	1,481	1,481
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	750	740	740
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	667	656	656
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	750	729	729
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	5,000	4,860	4,860
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,466	2,466
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,466	2,466
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,466	2,466

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Dropoff, Inc. (2)(12)	Software	Term Loan	15.00	% (19)	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,625	6,519	6,176
		Term Loan	15.00	% (19)	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,116	6,018	5,701
		Term Loan	15.00	% (19)	Prime	6.50%	9.75%	-	3.50%	August 1, 2026	2,548	2,507	2,375
Engage3, LLC (2)(12)	Software	Term Loan	14.75%		Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,728	3,728
		Term Loan	14.75%		Prime	6.25%	9.75%	-	4.50%	July 1, 2027	3,750	3,728	3,728
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,895	9,895
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,895	9,895
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,947	4,947
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,947	4,947
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	15.00%		Prime	6.50%	9.75%	-	2.50%	March 1, 2026	5,000	4,971	4,971
		Term Loan	15.00%		Prime	6.50%	9.75%	-	2.50%	March 1, 2026	2,500	2,486	2,486
Lytics, Inc. (2)(12)	Software	Term Loan	14.50%		Prime	6.00%	14.25%	-	4.00%	November 1, 2026	2,500	2,471	2,373
		Term Loan	14.50%		Prime	6.00%	14.25%	-	4.00%	December 1, 2026	1,250	1,237	1,188
		Term Loan	14.50%		Prime	6.00%	14.25%	-	4.00%	April 1, 2027	1,000	994	954
Mirantis, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,779	4,779
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,915	4,915
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,915	4,915
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,915	4,915
Noodle Partners, Inc. (2)(12)	Software	Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	10,000	9,885	9,885
		Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,942	4,942
		Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,942	4,942
Reputation Institute, Inc. (2)(12)	Software	Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	August 1, 2025	3,667	3,625	3,625
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,959	4,959
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,959	4,959
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,959	4,959
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,959	4,959
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	2,500	2,457	2,457
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	3,500	3,489	3,489
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	2,500	2,492	2,492
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	1,500	1,495	1,495
Viken Detection Corporation (2)(12)	Software	Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	5,000	4,773	4,773
		Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	2,500	2,467	2,467
		Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	2,500	2,467	2,467
Total Non-Affiliate Debt Investments — Technology												275,026	269,790
Non-Affiliate Debt Investments — Healthcare information and services — 21.5% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,484	2,484
		Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,484	2,484
		Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	5,000	4,968	4,968
Parse Biosciences, Inc. (2)(12)	Diagnostics	Term Loan	11.75%		Prime	3.25%	11.50%	-	5.00%	January 1, 2028	5,000	4,633	4,633
		Term Loan	11.75%		Prime	3.25%	11.50%	-	5.00%	January 1, 2028	5,000	4,884	4,884
BrightInsight, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	7,000	6,684	6,684
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,463	3,463
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,463	3,463
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	April 1, 2028	2,750	2,710	2,710
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	10,000	9,656	9,656
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,925	4,925
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,925	4,925
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,925	4,925
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.75%		Prime	3.25%	11.00%	-	5.00%	June 1, 2027	5,000	4,648	4,648
		Term Loan	11.75%		Prime	3.25%	11.00%	-	5.00%	June 1, 2027	5,000	4,918	4,918
Total Non-Affiliate Debt Investments — Healthcare information and services												69,770	69,770
Total Non- Affiliate Debt Investments												692,345	664,203

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 7.6% (8)
Non-Affiliate Warrants — Life Science — 2.3% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	117	311	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	7,404	214	318
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	178	246
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Preferred Stock Warrant	48,076	50	53
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	16,611	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	103,679	64	157
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	606
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	691,895	312	225
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	264	113
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	1,600,002	194	172
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	72	33
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	1,175	24	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,199
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	8,800	48	9
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	1,305
Candesant Biomedical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	93,336	152	135
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	145,483	69	229
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,106,174	149	167
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,972,222	221	206
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	3,341,376	174	124
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	980
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,010,424	124	26
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	194	368
Meditrina, Inc. (12)	Medical Device	Preferred Stock Warrant	233,993	83	93
MicroTransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	47	47
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	34,410	103	215
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,043	275	269
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	4,109	432	379
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock Warrant	135,484	71	1
Total Non-Affiliate Warrants — Life Science				4,702	7,675

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Sustainability — 0.2% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Preferred Stock Warrant	400,000	81	72
LiquiGlide, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	61,359	39	50
Nexii Building Solutions, Inc. (2)(12)(14)(18)	Other Sustainability	Common Stock Warrant	215,171	490	—
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	681	214	340
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	46,311	175	80
Total Non-Affiliate Warrants — Sustainability				999	542
Non-Affiliate Warrants — Technology — 4.5% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	47	61
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	3,036
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	131
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	—
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	76,923	195	—
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	65	1,055
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	75,997	22	27
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	29	122
CZV, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	65,569	81	71
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	37,282	94	250
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,312,500	2,947	2,259
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	250	29	56
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	12,618	188	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,224,752	9	—
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	11,550	182	145
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	591
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	533
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	—
Updater, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	114,659	34	—
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	294
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	124
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	63
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	318
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	1,201
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	210
Halio, Inc. (2)(12)	Power Management	Common Stock Warrant	38,241,466	1,585	2,700
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred Stock Warrant	5,938	45	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	161,215	98	174
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	46
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	—
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	350,000	70	63
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	13
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	32	120
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	71,305	18	42
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	85,543	43	1
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	247
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	115	2
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	3,731	56	80
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	91
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	135
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	135
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	105
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	5
Total Non-Affiliate Warrants — Technology				9,733	14,506

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Healthcare information and services — 0.6% (8)
Hound Labs, Inc (2) (12)	Diagnostics	Preferred Stock Warrant	171,370	46	12
Parse Biosciences, Inc. (2)(12)	Diagnostics	Common Stock Warrant	32,244	70	70
Parse Biosciences, Inc. (2)(12)	Diagnostics	Preferred Stock Warrant	184,253	166	166
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	102	1,366
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	85,066	167	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	192	99
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	108
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	150,353	163	50
Total Non-Affiliate Warrants — Healthcare information and services				966	1,871
Total Non-Affiliate Warrants				16,400	24,594
Non-Affiliate Other Investments — Life Science — 0.1% (8)
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,200	200
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	—
Total Non-Affiliate Other Investments				1,200	200
Non-Affiliate Equity — 1.5% (8)
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	600,000	—	443
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Common Stock	32,831	355	355
Axiom Space, Inc. (12)	Communication	Preferred Stock	1,810	261	306
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	20
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	89	89
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	83
Lumithera, Inc. (12)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	13
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	1,281
Lotame, Inc. (12)	Software	Preferred Stock	66,127	4	193
Total Non-Affiliate Equity				6,132	4,733
Total Non-Affiliate Portfolio Investment Assets				$716,077	$693,730

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 0.3% (8)
Non-Controlled Affiliate Debt Investments — Life Sciences — 0.3% (8)
Evelo Biosciences, Inc. (2)(5)(12)(13)	Biotechnology	Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	5,532	5,228	222
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	8,298	7,867	336
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	3,319	3,137	133
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	3,319	3,137	133
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	2,213	2,091	88
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	2,213	2,091	88
Total Non-Controlled Affiliate Debt Investments												23,551	1,000

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — Life Sciences — 0.0% (8)
Aulea Medical, Inc. (12)(16)	Medical Device	Common Stock	660,537	—	—
Evelo Biosciences, Inc. (5)	Biotechnology	Common Stock	2,164,502	5,000	132
Total Non-Controlled Affiliate Equity				5,000	132
Non-controlled Affiliate Warrants — Life Sciences — 0.0% (8)
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	126	—
Total Non-Controlled Affiliate Warrants				126	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$28,677	$1,132

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 4.4% (8)
Controlled Affiliate Debt Investments — Technology — 1.6% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	1.85%	August 1, 2029	3,547	3,585	3,339
		Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	1.85%	August 1, 2029	1,773	1,750	1,630
Total Controlled Affiliate Debt Investments												5,335	4,969

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — Technology — 0.9% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	2,061	2,165
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	3,124,448	1,250	859
Total Controlled Affiliate Equity				3,311	3,024
Controlled Affiliate Other Investments — Life Sciences — 1.9% (8)
HIMV LLC (12)(17)	Biotechnology	Other Investment		5,782	6,230
Total Controlled Affiliate Other				5,782	6,230
Total Controlled Affiliate Portfolio Investment Assets				$14,428	$14,223
Total Portfolio Investment Assets — 218.9% (8)				$759,182	$709,085

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of December 31, 2023 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of December 31, 2023, 4.7% and 2.7% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature in which the accrued interest is added to the then-outstanding principal amount of the debt investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2023.
(14)	Entity is organized under the laws of Canada and has a principal place of business in Canada.
(15)	On or about September 13, 2023, in connection with New Aerofarms, Inc. purchase of substantially all of the assets of Aerofarms, Inc. in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of Horizon in Aerofarms, Inc.
(16)	On July 31, 2023, pursuant to a certain Secured Party Bill of Sale and Transfer Agreement, the Company sold substantially all of the assets of Corinth MedTech, Inc., a borrower of the Company, to Aulea Medical Inc. (“Aulea”) in consideration of 660,537 shares of the common stock of Aulea.
(17)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the CCAA Court made May 5, IMV, Inc. (“IMV”) commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. HIMV LLC is 70% owned by the Company and 30% owned by the co-lender.
(18)	On January 11, 2024, Nexii Building Solutions Inc., and its affiliates, obtained an Initial Order under the Companies’ Creditors Arrangement Act from the Supreme Court of British Columbia in Vancouver. The Initial Order provides for, among other things, a stay of proceedings in favour of Nexii, the approval of debtor-in-possession financing and the appointment of KSV Restructuring Inc. as monitor of Nexii.
(19)

Debt investment has a partial PIK feature in which (a) a portion of the accrued interest on the debt investment, in an amount equal to four and one half percent (4.5%) on the then-outstanding principal amount of the debt investment is added to the then-outstanding principal amount of the debt investment and (b) the remaining accrued interest on the debt investment is paid in cash.

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
(2)

Has been pledged as collateral under the Key Facility, the NYL Facility, the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (the “2019 Asset-Backed Notes”) and/or the 2022 Asset-Backed Notes.

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

The Company has established wholly owned subsidiaries, which are structured as Delaware limited liability companies, either to hold assets of portfolio companies acquired in connection with a foreclosure or bankruptcy, or to hold equity in portfolio companies which the Company may control. Such wholly-owned subsidiaries are separate legal entities from the Company.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Investments

Investments are recorded at fair value. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, on July 29, 2022, the Company's board of directors (the “Board”) designated the Advisor as the Company’s “valuation designee.” The valuation designee determines the fair value of the Company’s portfolio investments and the Company's Board oversees the valuation designee. The Company has the intent to hold its debt investments for the foreseeable future or until maturity or payoff.

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2023, there were four investments on non-accrual status with a cost of $72.5 million and a fair value of $27.6 million. As of December 31, 2022, there were three investments on non-accrual status with a cost of $20.9 million and a fair value of $8.3 million. For the year ended December 31, 2023 and 2022, the Company did not recognize any interest income from debt investments while on non-accrual status. For the year ended December 31, 2021, the Company recognized, as interest income, payments of $1.3 million received from two portfolio companies whose debt investments were on non-accrual status.

The Company has a limited number of debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. For the year ended December 31, 2023, 7.4% of the Company’s total investment income was attributable to non-cash PIK interest. For the years ended December 31, 2022 and 2021, the Company recorded no PIK interest income. The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the year ended December 31, 2023, two debt investments, which had accrued PIK interest into income of $3.9 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively, were placed on nonaccrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2023, 2022 and 2021 was 4.2%, 7.4% and 5.9%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of December 31, 2023 and 2022 was $5.8 million and $7.1 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of December 31, 2023 and 2022 were $6.9 million and $4.8 million, respectively. The amortization expense for the years ended December 31, 2023, 2022 and 2021 was $1.9 million, $1.6 million and $1.1 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source of income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board (“FASB”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the years ended December 31, 2023, 2022 and 2021, the Company reclassified $1.5 million, $0.7 million and $0.4 million, respectively, to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2023, 2022 and 2021, $1.5 million, $0.7 million and $0.4 million, respectively, was recorded for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2023 and 2022. The Company’s income tax returns for the 2023, 2022, 2021 and 2020 tax years remain subject to examination by U.S. federal and state tax authorities.

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

On August 2, 2021, the Company entered into an ATM sales agreement (the “2021 Equity Distribution Agreement”), with the Sales Agents.

The 2021 Equity Distribution Agreement provided that the Company  may offer and sell its shares of common stock from time to time through the Sales Agents up to $100.0 million worth of its common stock, in amounts and at times to be determined by the Company.

On  September 22, 2023, the Company terminated the 2021 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2023 Equity Distribution Agreement”), with the Sales Agents. The remaining shares available under the 2021 Equity Distribution Agreement are no longer available for issuance. The 2023 Equity Distribution Agreement provides that the Company  may offer and sell its shares of its common stock from time to time through the Sales Agents up to $150.0 million worth of its common stock, in amounts and at times to be determined by the Company. Sales of the Company’s common stock, if any,  may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2023, the Company sold 2,248,830 shares of common stock under the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $26.2 million, including $0.7 million of offering expenses, from these sales.

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

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2023, shares representing approximately $146.7 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

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

Stock Repurchase Program

On April 28, 2023, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2024 or the repurchase of $5.0 million of the Company’s common stock. During the years ended December 31, 2023, 2022 and 2021, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through December 31, 2023, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Recently adopted accounting pronouncement

In October 2023, the FASB issued Accounting Standards Update No. 2023-06, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification including requiring investment companies to disclose the components of capital on the balance sheet. The amendments in ASU 2023-06 were effective on the date which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K became effective. The adoption of ASU 2023-06 did not have an impact on the Company's consolidated financial statements.

Recently issued accounting pronouncement

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. The amendments in ASU 2022-03 are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has concluded that the adoption of ASU 2022-03 will not have a material impact on its consolidated financial statements.

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

The base management fee payable at December 31, 2023 and 2022 was $1.1 million. The base management fee expense was $12.8 million, $10.6 million and $7.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The performance based incentive fee expense was $3.1 million, $7.7 million and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the year ended December 31, 2023 and 2022, which resulted in $9.8 million and $1.0 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount  may be paid up to three years after the date of deferment. The total contingent future liability as of December 31, 2023 was $10.8 million, of which $1.0 million expires on December 31, 2025, $0.2 million expires on March 31, 2026, $3.1 million expires on June 30, 2026, $3.5 million expires on September 30, 2026, and $3.0 million expires on December 31, 2026, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was not subject to the Incentive Fee Cap and Deferral Mechanism for the year ended December 31, 2021. There was no performance based incentive fee payable at December 31, 2023. The performance based incentive fee payable at December 31, 2022 was $1.4 million. The entire incentive fee payable at December 31, 2022 represented part one of the incentive fee.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $1.7 million, $1.7 million and $1.3 million for years ended December 31, 2023, 2022 and 2021, respectively. The administrative fee payable at December 31, 2023 and 2022 was $0.4 million and $0.6 million, respectively. The administrative fee payable is included other accrued liabilities on the Company's Consolidated Statements of Assets and Liabilities.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.         Investments

The following table shows the Company’s investments as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$721,231	$670,172	$701,074	$686,458
Warrants	16,526	24,594	14,790	29,712
Other	6,982	6,430	1,200	1,300
Equity	14,443	7,889	4,184	2,556
Total investments	$759,182	$709,085	$721,248	$720,026

The following table shows the Company’s investments by industry sector as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$145,544	$117,781	$193,372	$195,006
Medical Device	147,064	145,019	132,803	135,960
Technology
Communications	19,192	22,188	22,892	26,176
Consumer-Related	105,669	101,327	121,961	114,050
Data Storage	417	418	476	1,316
Internet and Media	329	1,582	329	1,159
Networking	5,451	5,297	11,831	11,710
Power Management	1,585	2,700	1,585	2,610
Semiconductors	45	—	56	—
Software	164,133	160,749	120,157	118,716
Sustainability
Energy Efficiency	111	13	8	27
Other Sustainability	98,906	80,370	84,633	85,524
Healthcare Information and Services
Diagnostics	19,735	19,701	9,851	9,858
Other	102	1,366	7,559	3,870
Software	50,899	50,574	13,735	14,044
Total investments	$759,182	$709,085	$721,248	$720,026

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.         Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

       Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2023 were as follows:

			Year ended December 31, 2023
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2022	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cadrenal Therapeutics, Inc. (1)	—	—	—	(906)	—	906	—	—	—
Evelo Biosciences, Inc.	—	—	(2,443)	7,663	8	(5,006)	—	222	277
	—	11	(3,667)	11,509	11	(7,528)	—	336	414
	—	—	(1,467)	4,601	5	(3,006)	—	133	166
	—	—	(1,467)	4,598	3	(3,001)	—	133	163
	—	—	(978)	3,067	4	(2,005)	—	88	114
	—	—	(978)	3,067	4	(2,005)	—	88	111
	—	—	—	5,000	—	(4,868)	—	132	—
Total non-controlled affiliates	$—	$11	$(11,000)	$38,599	$35	$(26,513)	$—	$1,132	$1,245

(1) As of December 31, 2023, the Company no longer owns 5% of more of the portfolio company.

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2022 were as follows:

			Year ended December 31, 2022

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2021	Purchases	Sales	fair value	Accretion	gain/(loss)	gain/(loss)	2022	income
	(In thousands)
MVI (ABC) LLC fka StereoVision, Inc.	—	—	(30)	—	—	—	30	—	—
Total non-controlled affiliates	$—	$—	$(30)	$—	$—	$—	$30	$—	$—

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the year ended December 31, 2023 were as follows:

			Year ended December 31, 2023

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2022	Purchases	Payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Better Place Forests Co.	$—	$61	$—	$213	$1,675	$5	$1,385	$—	$3,339	$225
	—	—	—	107	844	1	678	—	1,630	112
	—	1,250	—	—	2,061	—	(287)	—	3,024	—
HIMV LLC	—	146	(516)	—	6,154	—	446	—	6,230	—
Total controlled affiliates	$—	$1,457	$(516)	$320	$10,734	$6	$2,222	$—	$14,223	$337

Transactions related to investments in controlled affiliated companies for the year ended  December 31, 2022 were as follows:

			Year ended December 31, 2022
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2021	Purchases	Sales	fair value	accretion	gain/(loss)	gain/(loss)	2022	income
	(In thousands)
HESP LLC	—	—	(300)	—	—	1,450	(1,150)	—	—
Total controlled affiliates	$—	$—	$(300)	$—	$—	$1,450	$(1,150)	$—	$—

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$670,172	$670,172
Warrant investments	—	1,619	22,975	24,594
Other investments	—	—	6,430	6,430
Equity investments	608	—	7,281	7,889
Total investments	$608	$1,619	$706,858	$709,085

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$686,458	$686,458
Warrant investments	—	3,567	26,145	29,712
Other investments	—	—	1,300	1,300
Equity investments	140	—	2,416	2,556
Total investments	$140	$3,567	$716,319	$720,026

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company's investments as of December 31, 2023 and 2022. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2023:

December 31, 2023
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$617,529	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 24%	15%

	52,643	Multiple Probability Weighted Cash Flow Model	Probability Weighting	20% - 100%	50%

Warrant investments	22,913	Black-Scholes Valuation Model	Price Per Share	0.000 –1,89999	$64.95
			Average Industry Volatility	25%	25%
			Marketability Discount	0% – 20%	18%
			Estimated Time to Exit (in years)	1 to 5	3
	62	Expected Proceeds	Price Per Share	$0.25	$0.25

Other investments	6,430	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	30% – 100%	81%

Equity investments	7,281	Last Equity Financing	Price Per Share	0.566 –215.0303	$17.15

Total Level 3 investments	$706,858

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

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2023, the closing price of the 2026 Notes on the New York Stock Exchange was $23.99 per note and had an aggregate fair value of $55.2 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2023, the closing price of the 2027 Notes on the New York Stock Exchange was $24.50 per note and had an aggregate fair value of $56.4 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on December 31, 2023, the 2022 Asset-Backed Notes (as defined in Note 7) were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2023:

	Year ended December 31, 2023
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$686,458	$26,145	$2,416	$1,300	$716,319
Purchase of investments	217,285	—	1,260	144	218,689
Warrants and equity received and classified as Level 3	—	2,763	89	—	2,852
Principal payments received on investments	(151,777)	—	—	(516)	(152,293)
Payment-in-kind interest on investments	8,433	—	—	—	8,433
Proceeds from sale of investments	(9,565)	(1,495)	(6)	—	(11,066)
Net realized (loss) gain on investments	(29,146)	1,003	(121)	—	(28,264)
Unrealized depreciation included in earnings	(35,564)	(5,436)	(2,496)	(652)	(44,148)
Transfer out of Level 3	(5,000)	—	(111)	—	(5,111)
Transfer out of debt and warrant investments	(12,399)	(5)	6,250	6,154	—
Other	1,447	—	—	—	1,447
Level 3 assets, end of period	$670,172	$22,975	$7,281	$6,430	$706,858

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2023, there were two transfers out of Level 3. One transfer out of Level 3 related to equity held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 1 upon the portfolio company becoming a public company. One transfer related to debt investments held in one portfolio company with an aggregate fair value of $5.0 million that were transferred to Level 1 upon the conversion into shares of common stock of a public company.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2023 includes $48.4 million in unrealized depreciation on debt and other investments, $5.3 million in unrealized depreciation on warrant investments, and $1.6 million in unrealized depreciation on equity investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2022:

	Year ended December 31, 2022
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$437,317	$19,837	$203	$200	$457,557
Purchase of investments	421,372	—	606	—	421,978
Warrants and equity received and classified as Level 3	—	5,664	8	—	5,672
Principal payments received on investments	(95,558)	—	—	(313)	(95,871)
Proceeds from sale of investments	(49,371)	(464)	—	—	(49,835)
Net realized (loss) gain on investments	(8,221)	264	—	(1,137)	(9,094)
Unrealized (depreciation) appreciation included in earnings	(10,044)	2,215	(401)	1,350	(6,880)
Transfer out of Level 3	—	(1,371)	—	—	(1,371)
Transfer out of debt investments	(3,200)	—	2,000	1,200	—
Other	(5,837)	—	—	—	(5,837)
Level 3 assets, end of period	$686,458	$26,145	$2,416	$1,300	$716,319

During the year ended December 31, 2022, there were three transfers out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.04 million that was transferred to Level 2 upon the portfolio company becoming a public company. Two transfers out of Level 3 related to the conversion of warrants to equity held in two portfolio companies with an aggregate fair value of $1.3 million that were transferred to Level 1 upon the portfolio companies becoming a public company. During the year ended  December 31, 2022, there was one transfer in to Level 3. The transfer related to warrants held in one portfolio company with an aggregate fair value of less than $0.01 million that was transferred to Level 3 upon the portfolio company becoming a private company.

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

As of December 31, 2023 and 2022, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.         Borrowings

The following table shows the Company’s borrowings as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$70,000	$80,000	$125,000	$5,000	$120,000
NYL Facility	250,000	181,000	69,000	200,000	176,750	23,250
2019 Asset-Backed Notes	—	—	—	42,573	42,573	—
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	615,000	466,000	149,000	582,573	439,323	143,250
Unamortized debt issuance costs attributable to term borrowings	—	(3,765)	—	—	(5,245)	—
Total borrowings outstanding, net	$615,000	$462,235	$149,000	$582,573	$434,078	$143,250

As of December 31, 2023, with certain limited exceptions the Company, as a BDC is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of December 31, 2023, the asset coverage for borrowed amounts was 170%.

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 29, 2023 the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Company may request advances under the Key Facility through June 22, 2024 and the Key Facility is scheduled to mature on June 22, 2026. Through June 21, 2021, the interest rate on the Key Facility was based upon the one-month LIBOR plus a spread of 3.25%, with a LIBOR floor of 1.00%. From and after June 30, 2021, the interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.50% and 7.50% on December 31, 2023 and 2022, respectively. The average interest rate for the years ended December 31, 2023 and 2022 was 8.45% and 5.33%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of December 31, 2023 and 2022, the Company had borrowing capacity under the Key Facility of $80.0 million and $120.0 million, respectively. At December 31, 2023 and 2022, $25.0 million and $40.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

There were $181.0 million and $176.8 million in advances made by the NYL Noteholders as of December 31, 2023 and 2022, respectively. The interest rate as of  December 31, 2023 and 2022 was 5.96% and 5.57%, respectively. As of December 31, 2023 and 2022, the Company had borrowing capacity under the NYL Facility of $69.0 million and $23.2 million, respectively. At December 31, 2023 and 2022, $17.4 million and $23.2 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2023 and 2022, there were approximately $1.4 million and $1.0 million, respectively, of restricted investments.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Securitizations

2019 Asset-Backed Notes

On August 13, 2019, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the 2019 Asset-Backed Notes. The 2019 Asset-Backed Notes were rated A+(sf) by Morningstar Credit Ratings, LLC. There was no change in the rating since August 13, 2019. The 2019 Asset-Backed Notes were repaid in full on November 22, 2023.

The 2019 Asset-Backed Notes were issued by the 2019‑1 Trust pursuant to a note purchase agreement, dated as of August 13, 2019, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and were backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and were to be serviced by the Company. Interest on the 2019 Asset-Backed Notes was paid, to the extent of funds available, at a fixed rate of 4.21% per annum. The reinvestment period of the 2019 Asset-Backed Notes ended July 15, 2021 and the maturity date was  September 15, 2027.

As of December 31, 2023, the 2019 Asset-Backed Notes were repaid in full. The Company accelerated $0.2 million of unamortized debt issuance costs related to the 2019 Asset-Backed Notes. As of December 31, 2022, the 2019 Asset-Backed Notes had an outstanding principal balance of $42.6 million.

Under the terms of the 2019 Asset-Backed Notes, the Company was required to maintain a reserve cash balance, funded through proceeds from the sale of the 2019 Asset-Backed Notes, which may have been used to pay monthly interest and principal payments on the 2019 Asset-Backed Notes. The Company had segregated these funds and classified them as restricted investments in money market funds. At December 31, 2022, there were approximately $0.6 million of restricted investments.

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

As of December 31, 2023 and 2022, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2023 and 2022, there were approximately $1.3 million and $1.2 million, respectively, of restricted investments.

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

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2023, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2027 Notes

On  June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on  July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of  June 15, 2027 and  may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after  June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on  March 30,  June 30,  September 30 and  December 30 of each year, commencing on  September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of  December 31, 2023, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

The following table shows information about our senior securities as of December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014:

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidation	Market
	Treasury	Coverage	Preference	Value per
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	Unit(4)
	(In thousands, except unit data)
Credit facilities
2023	$251,000	$3,147	—	N/A
2022	$181,750	$4,169	—	N/A
2021	$132,250	$3,823	—	N/A
2020	$50,250	$7,965	—	N/A
2019	$17,000	$19,908	—	N/A
2018	$90,500	$2,896	—	N/A
2017	$58,000	$3,973	—	N/A
2016	$63,000	$3,733	—	N/A
2015	$68,000	$4,048	—	N/A
2014	$10,000	$22,000	—	N/A
2027 Notes
2023	$57,500	$13,739	—	$24.26
2022	$57,500	$13,179	—	$24.09
2021	—	—	—	—
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
2017	—	—	—	—
2016	—	—	—	—
2015	—	—	—	—
2014	—	—	—	—
2026 Notes
2023	$57,500	$13,739	—	$23.75
2022	$57,500	$13,179	—	$24.45
2021	$57,500	$8,793	—	$25.90
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
2017	—	—	—	—
2016	—	—	—	—
2015	—	—	—	—
2014	—	—	—	—
2022 Notes
2023	—	—	—	—
2022	—	—	—	—
2021	—	—	—	—
2020	$37,375	$10,708	—	$24.60
2019	$37,375	$9,055	—	$25.53
2018	$37,375	$7,014	—	$25.52
2017	$37,375	$6,166	—	$25.66
2016	—	—	—	—
2015	—	—	—	—
2014	—	—	—	—

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidation	Market
	Treasury	Coverage	Preference	Value per
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	Unit(4)
	(In thousands, except unit data)
2019 Notes
2023	—	—	—	—
2022	—	—	—	—
2021	—	—	—	—
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
2017	—	—	—	—
2016	$33,000	$7,127	—	$25.42
2015	$33,000	$8,342	—	$25.26
2014	$33,000	$6,667	—	$25.64
2022-1 Securitization
2023	$100,000	$7,900	—	N/A
2022	$100,000	$7,578	—	N/A
2021	—	—	—	—
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
2017	—	—	—	—
2016	—	—	—	—
2015	—	—	—	—
2014	—	—	—	—
2019-1 Securitization
2023	$—	$—	—	N/A
2022	$42,573	$17,799	—	N/A
2021	$70,500	$7,171	—	N/A
2020	$100,000	$4,002	—	N/A
2019	$100,000	$3,384	—	N/A
2018	—	—	—	—
2017	—	—	—	—
2016	—	—	—	—
2015	—	—	—	—
2014	—	—	—	—
2013-1 Securitization
2023	—	—	—	—
2022	—	—	—	—
2021	—	—	—	—
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
2017	—	—	—	—
2016	—	—	—	—
2015	$14,546	$18,926	—	N/A
2014	$38,753	$5,677	—	N/A
Total senior securities
2023	$466,000	$1,695	—	N/A
2022	$439,323	$1,725	—	N/A
2021	$260,250	$1,943	—	N/A
2020	$187,625	$2,133	—	N/A
2019	$154,375	$2,192	—	N/A
2018	$127,875	$2,050	—	N/A
2017	$95,375	$2,416	—	N/A
2016	$96,000	$2,450	—	N/A
2015	$115,546	$2,383	—	N/A
2014	$81,753	$2,691	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.

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

(4)	Not applicable to the Company’s credit facilities, 2013-1 Securitization, 2019‑1 Securitization and 2022-1 Securitization because such securities are not registered for public trading.

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

The following table reconciles net (decrease) increase in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net (decrease) increase in net assets resulting from operations	$(17,185)	$21,151	$27,782
Net unrealized depreciation (appreciation) on investments	48,780	5,552	(3,205)
Other book-tax differences	931	3,292	1,462
Change in capital loss carry forward	29,853	9,484	3,643
Taxable income before deductions for distributions	$62,379	$39,479	$29,682

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Ordinary income	$42,576	$31,490	$25,099
Total	$42,576	$31,490	$25,099

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2023	2022	2021
	(In thousands)
Undistributed ordinary income	$38,616	$18,813	$10,825
Long term capital loss carry forward	(102,908)	(73,055)	(63,571)
Unrealized appreciation	14,935	18,542	12,973
Unrealized depreciation	(65,032)	(19,771)	(8,738)
Other temporary differences	12,547	11,875	7,465
Total	$(101,842)	$(43,596)	$(41,046)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% excise tax on such income, as required. For the years ended December 31, 2023 and 2022, the Company elected to carry forward taxable income in excess of current year distributions of $38.6 million and $18.8 million, respectively. At December 31, 2023 and 2022, a provision for excise tax of $1.5 million and $0.7 million, respectively was recorded.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the years ended December 31, 2023, 2022 and 2021, the Company did not use any material capital loss carry forwards to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2023 and 2022 was $759.2 million and $721.2 million, respectively. The gross unrealized appreciation on investments at December 31, 2023 and 2022 was $14.9 million and $18.5 million, respectively. The gross unrealized depreciation on investments at December 31, 2023 and 2022 was $65.0 million and $19.8 million, respectively.

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

The balance of unfunded commitments to extend credit was $180.5 million and $190.0 million as of December 31, 2023 and 2022, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Principal	Commitment	Principal	Commitment
	Balance	Liability	Balance	Liability
	(In thousands)		(In thousands)
BrightInsight, Inc.	$15,500	$241	$21,000	$278
Britecore Holdings, Inc.	5,000	72	5,000	66
Candesant Biomedical Corporation	10,000	151	—	—
Castle Creek Biosciences	—	—	4,000	72
Divergent Technologies, Inc.	11,250	118	22,500	236
Elligo Healthcare Research, Inc.	15,000	194	—	—
Engage3, LLC	—	—	8,000	40
Groundspeed Analytics, Inc.	—	—	15,000	150
Hound Labs, Inc.	—	—	7,500	88
KSQ Therapeutics, Inc.	—	—	10,000	100
Lytics, Inc.	—	—	5,000	65
MicroTransponder, Inc.	22,500	—	—	—
Mirantis, Inc.	15,000	136	—	—
Native Microbials, Inc.	—	—	7,500	72
Optoro, Inc.	6,250	—	15,000	38
Parse Biosciences, Inc.	15,000	251	—	—
PDS Biotechnology Corporation	—	—	10,000	158
Robin Healthcare, Inc.	—	—	10,000	100
SafelyYou, Inc.	20,000	270	—	—
Scientia Vascular, Inc.	—	—	10,000	110
Slingshot Aerospace, Inc.	—	—	5,000	64
Sonex Health, Inc.	15,000	176	—	—
Supply Network Visibility Holdings, LLC	10,000	35	—	—
Swift Health Systems Inc.	—	—	25,500	105
Tallac Therapeutics, Inc.	10,000	229	—	—
Temperpack Technologies, Inc.	—	—	9,000	19
Viken Detection Corporation	10,000	160	—	—
Total	$180,500	$2,033	$190,000	$1,761

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2023 and 2022 which totaled $2.0 million and $1.8 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 23% of total debt investments outstanding as of December 31, 2023 and 2022. The Company’s five largest debt investments at fair value represented 22% and 23% of total debt investments outstanding as of December 31, 2023 and 2022, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of December 31, 2023 or 2022. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 17%, 15% and 17% of total interest and fee income on investments for the years ended December 31, 2023, 2022 and 2021, respectively. Interest income from the five largest debt investments at fair value accounted for 15%, 15% and 17% of total interest and fee income on investments for the years ended December 31, 2023, 2022 and 2021, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.         Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2023 and 2022:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Year Ended December 31, 2023
10/27/2023	2/16/24	3/15/24	$0.11	$—	—	$—
10/27/2023	1/18/24	2/14/24	0.11	3,462	15,873	210
10/27/2023	12/19/23	1/16/24	0.11	3,472	14,563	199
10/27/2023	11/17/23	12/15/23	0.05	1,574	7,137	93
7/28/2023	11/17/23	12/15/23	0.11	3,463	15,701	206
7/28/2023	10/18/23	11/15/23	0.11	3,493	14,022	173
7/28/2023	9/19/23	10/16/23	0.11	3,445	15,067	184
4/28/2023	8/17/23	9/15/23	0.11	3,458	8,665	106
4/28/2023	7/18/23	8/15/23	0.11	3,427	8,307	105
4/28/2023	6/16/23	7/14/23	0.11	3,434	7,424	96
2/23/2023	5/18/23	6/14/23	0.11	3,087	7,128	86
2/23/2023	4/18/23	5/16/23	0.11	3,068	6,705	84
2/23/2023	3/17/23	4/14/23	0.11	3,035	6,894	81
			$1.37	$38,418	127,486	$1,623
Year Ended December 31, 2022
10/28/2022	2/17/23	3/15/23	$0.11	$3,040	6,764	$75
10/28/2022	1/18/23	2/15/23	0.11	3,021	5,754	74
10/28/2022	12/19/22	1/13/23	0.11	2,978	5,618	69
10/28/2022	11/17/22	12/15/22	0.05	1,319	2,171	27
7/29/2022	11/17/22	12/15/22	0.10	2,638	4,341	57
7/29/2022	10/18/22	11/15/22	0.10	2,580	4,621	60
7/29/2022	9/19/22	10/14/22	0.10	2,558	7,703	81
4/29/2022	8/18/22	9/15/22	0.10	2,528	4,925	60
4/29/2022	7/19/22	8/16/22	0.10	2,484	3,939	55
4/29/2022	6/17/22	7/15/22	0.10	2,434	4,286	51
2/25/2022	5/18/22	6/15/22	0.10	2,378	4,428	50
2/25/2022	4/19/22	5/16/22	0.10	2,349	4,088	49
2/25/2022	3/18/22	4/14/22	0.10	2,352	3,221	46
			$1.28	$32,659	61,859	$754

On February 23, 2024, the Board declared monthly distributions per share and a special distribution per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
May 16, 2024	May 17, 2024	June 14, 2024	$0.11
April 17, 2024	April 18, 2024	May 15, 2024	$0.11
March 18, 2024	March 19, 2024	April 16, 2024	$0.11

Special distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
March 18, 2024	March 19, 2024	April 16, 2024	$0.05

After paying distributions of $1.37 per share deemed paid for tax purposes in 2023, declaring on October 27, 2023 a distribution of $0.11 per share payable January 16, 2024, and taxable earnings of $2.01 per share in 2023, the Company’s undistributed spillover income as of December 31, 2023 was $1.25 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.         Subsequent events

On January 9, 2024, the Company funded a $0.8 million equity investment to an existing portfolio company, Better Place Forests Co.

Between January 18 and February 9, 2024, the Company made $0.9 million of new debt investments in Nexii Building Solutions, Inc., an existing portfolio company.

On February 7, 2024, the Company funded a $14.0 million debt investment to an existing portfolio company, Ceribell, Inc. in connection with the prepayment of its existing $11.3 million debt investment.

On February 20, 2024, HIMV LLC (“HIMV”) sold BioVaxys Technology Corp., a British Columbia-registered company (“Purchaser”), its intellectual property and related assets (“IP”) in consideration for (a) $750,000 in cash, (b) $250,000 in value of common shares of the Purchaser, at a price per share equal to the volume-weighted average price of the common shares in the capital of the Purchaser during the 20 trading day period immediately prior to the closing date of the sale and (c) certain other earn-out payments related to the development and use of the IP as set forth in the APA. The sale of the IP closed on February 20, 2024.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.         Financial highlights

The following table shows financial highlights for the Company:

	Year ended December 31,
	2023		2022		2021		2020		2019
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.47		$11.56		$11.02		$11.83		$11.64
Net investment income	1.98		1.46		1.41		1.18		1.52
Realized loss	(0.97)		(0.38)		(0.18)		(0.84)		(0.31)
Unrealized (depreciation) appreciation on investments	(1.57)		(0.22)		0.16		0.02		0.24
Net (decrease) increase in net assets resulting from operations	(0.56)		0.86		1.39		0.36		1.45
Distributions declared (1)	(1.37)		(1.28)		(1.25)		(1.25)		(1.20)
From net investment income	(1.37)		(1.28)		(1.25)		(1.25)		(1.20)
From net realized gain on investments	—		—		—		—		—
Return of capital	—		—		—		—		—
Other (2)	0.17		0.33		0.40		0.08		(0.06)
Net asset value at end of period	$9.71		$11.47		$11.56		$11.02		$11.83
Per share market value, beginning of period	$11.60		$15.92		$13.24		$12.93		$11.25
Per share market value, end of period	$13.17		$11.60		15.92		13.24		12.93
Total return based on a market value (3)	25.3%		(19.3)%		29.7%		12.1%		25.6%
Shares outstanding at end of period	33,367,389		27,753,373		21,217,460		19,286,356		15,563,290
Ratios to average net assets:
Expenses without incentive value (4)	14.1%		11.5%		10.5%		10.0%		10.8%
Incentive fees (4)	0.9%		2.6%		3.1%		2.6%		3.2%
Net expenses (4)	15.0%		14.1%		13.6%		12.6%		14.0%
Net investment income with incentive fees (4)	18.2%		12.1%		12.2%		10.4%		12.8%
Ratios, without waivers, to average net assets:
Expenses without incentive value (4)	14.1%		11.5%		10.5%		10.0%		10.8%
Incentive fees (4)	0.9%		2.6%		3.1%		2.6%		4.4%
Net expenses (4)	15.0%		14.1%		13.6%		12.6%		15.2%
Net investment income with incentive fees (4)	18.2%		12.1%		12.2%		10.4%		11.6%
Net assets at the end of the period	$323,981		$318,448		$245,335		$212,597		$184,055
Average net asset value	$336,915		$299,182		$231,215		$199,302		$160,008
Average debt per share	$13.93		$13.70		$11.27		$9.97		$10.05
Portfolio turnover ratio	17.2%	(5)	14.6%	(5)	45.4%	(5)	38.7%	(5)	82.0%	(6)

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

(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	During the years ended December 31, 2019, the Advisor waived $1.8 million of incentive fee.
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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

As of December 31, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 9B.         Other Information

None

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11.         Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.         Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

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

3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on February 26, 2024)

4.1	Form of Specimen Certificate (Incorporated by reference to exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N‑2, filed on July 19, 2010)

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

4.4	Form of 4.875% Notes due 2026 (included as part of Exhibit 4.5)

4.5	Fourth Supplemental Indenture, dated as of June 15, 2022, between the Company and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on June 15, 2022)

4.6	Form of 6.25% Notes due 2027 (included as part of Exhibit 4.7)

4.7*	Description of Securities

10.1	Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K, filed on July 5, 2023)

10.2	Form of Custodial Agreement (Incorporated by reference to exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N‑2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010)

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

10.36	Underwriting Agreement, dated March 9, 2022, among Horizon Technology Finance Corporation, Horizon Technology Finance Management LLC and Morgan Stanley & Co. LLC, as representative of the several underwriters named on Schedule A thereto (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on March 14, 2022).

10.37	Underwriting Agreement, dated as of June 8, 2022, by and among the Company, Horizon Technology Finance Management LLC, and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named therein (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 13, 2022).

10.38	Note Purchase Agreement, dated as of October 26, 2022, by and among the Company, Horizon Funding Trust 2022-1, the issuer, Horizon Funding 2022-1 LLC, the trust depositor, and KeyBanc Capital Markets Inc., as initial purchaser (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

10.39	Indenture, dated as of November 9, 2022, by and among Horizon Funding Trust 2022-1, as the issuer, U.S. Bank National Association, as the trustee, and U.S. Bank National Association, as the securities intermediary (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

10.40	Sale and Contribution Agreement, dated as of November 9, 2022, by and among the Company, as the seller, and Horizon Funding 2022-1 LLC, as the trust depositor (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

10.41	Sale and Servicing Agreement, dated as of November 9, 2022, by and among the Company, as the seller and as the servicer, Horizon Funding Trust 2022-1, as the issuer, Horizon Funding 2022-1 LLC, as the trust depositor, U.S. Bank Trust Company, National Association, as the trustee, and U.S. Bank National Association, as backup servicer, custodian and securities intermediary (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

10.42	Administration Agreement, dated as of November 9, 2022, by and among Horizon Funding Trust 2022-1, as issuer, the Company, as administrator, Wilmington Trust, National Association, as owner trustee, and U.S. Bank Trust Company, National Association, as trustee(Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

10.43	Amendment No. 4 to Sale and Servicing Agreement, dated as of May 24, 2023, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Lending Fund I LLC, the originator and seller, Horizon Technology Finance Corporation, the servicer, U.S. Bank Trust Company, National Association and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 25, 2023).

10.44	Third Amended and Restated Note Funding Agreement, dated as of May 24, 2023, by and among Horizon Funding I, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 25, 2023).

10.45	Third Supplemental Indenture, dated as of May 24, 2023, by and among Horizon Funding I, LLC, the issuer, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 25, 2023).

10.46	Underwriting Agreement, dated May 30, 2023, among Horizon Technology Finance Corporation, Horizon Technology Finance Management LLC and Morgan Stanley & Co. LLC, as representative of the several underwriters named on Schedule A thereto (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 5, 2023).

10.47	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of June 29, 2023, by and among Horizon Credit II LLC, as borrower, the lenders that are signatories thereto, and KeyBank National Association, as arranger and agent for the lenders (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 30, 2023).

10.48	Amendment No. 1 to Second Amended and Restated Sale and Servicing Agreement, dated as of June 29, 2023, by and among Horizon Credit II LLC, as buyer, the Company, as originator and servicer, Horizon Technology Finance Management LLC, as sub-servicer, U.S. Bank National Association, as collateral custodian and backup servicer, and KeyBank National Association, as agent for the lenders (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 30, 2023).

10.49	Equity Distribution Agreement, dated September 22, 2023, by and among Horizon Technology Finance Corporation, Horizon Technology Finance Management LLC, Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on September 22, 2023).

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10 K, filed on February 28, 2023)

21*	List of Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
97.1*	Clawback Policy of the Company

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10‑K, filed on March 16, 2011)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: February 27, 2024	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors and Chief
Robert D. Pomeroy, Jr.	Executive Officer (Principal Executive Officer)	February 27, 2024

/s/ Daniel R. Trolio	Chief Financial Officer and
Daniel R. Trolio	Treasurer (Principal Financial Officer)	February 27, 2024

/s/ Lynn D. Dombrowski	Chief Accounting Officer
Lynn D. Dombrowski	(Principal Accounting Officer)	February 27, 2024

/s/ Gerald A. Michaud
Gerald A. Michaud	President and Director	February 27, 2024

/s/ Michael P. Balkin
Michael P. Balkin	Director	February 27, 2024

/s/ James J. Bottiglieri
James J. Bottiglieri	Director	February 27, 2024

/s/ Jonathan J. Goodman
Jonathan J. Goodman	Director	February 27, 2024

/s/ Edmund V. Mahoney
Edmund V. Mahoney	Director	February 27, 2024

/s/ Elaine A. Sarsynski
Elaine A. Sarsynski	Director	February 27, 2024

/s/ Joseph J. Savage
Joseph J. Savage	Director	February 27, 2024