Form 10-Q
period 2024-03-31
Horizon Technology Finance Corp
filed 2024-04-30
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of April 30, 2024 was 35,020,774.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $721,456 and $716,077, respectively)	$684,895	$693,730
Non-controlled affiliate investments at fair value (cost of $28,689 and $28,677, respectively) (Note 5)	12,577	1,132
Controlled affiliate investments at fair value (cost of $15,028 and $14,428, respectively) (Note 5)	13,644	14,223
Total investments at fair value (cost of $765,173 and $759,182, respectively) (Note 4)	711,116	709,085
Cash	46,921	46,630
Investments in money market funds	21,879	26,450
Restricted investments in money market funds	2,533	2,642
Interest receivable	16,579	13,926
Other assets	3,260	3,623
Total assets	$802,288	$802,356

Liabilities
Borrowings (Note 7)	$452,490	$462,235
Distributions payable	13,099	11,011
Base management fee payable (Note 3)	1,058	1,052
Incentive fee payable (Note 3)	295	—
Other accrued expenses	3,225	4,077
Total liabilities	470,167	478,375

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 34,637,343 and 33,534,854 shares issued and 34,469,878 and 33,367,389 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	37	36
Paid-in capital in excess of par	463,539	450,949
Distributable loss	(131,455)	(127,004)
Total net assets	332,121	323,981
Total liabilities and net assets	$802,288	$802,356
Net asset value per common share	$9.64	$9.71

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2024	2023

Investment income
From non-affiliate investments:
Interest income	$24,468	$26,195
Fee income	268	638
Payment-in-kind interest income	1,216	1,204
From controlled affiliate investments:
Interest income	11	—
Payment-in-kind interest income	166	—
Total investment income	26,129	28,037
Expenses
Interest expense	8,161	7,120
Base management fee (Note 3)	3,162	3,201
Performance based incentive fee (Note 3)	295	2,978
Administrative fee (Note 3)	433	440
Professional fees	665	658
General and administrative	429	445
Total expenses	13,145	14,842
Net investment income before excise tax	12,984	13,195
Provision for excise tax	379	184
Net investment income	12,605	13,011
Net realized and unrealized loss
Net realized gain (loss) on non-affiliate investments	11	(168)
Net realized loss on non-controlled affiliate investments	(3)	—
Net realized gain (loss) on investments	8	(168)
Net unrealized depreciation on non-affiliate investments	(14,214)	(8,383)
Net unrealized appreciation on non-controlled affiliate investments	11,433	846
Net unrealized depreciation on controlled affiliate investments	(1,179)	—
Net unrealized depreciation on investments	(3,960)	(7,537)
Net realized and unrealized loss	(3,952)	(7,705)
Net increase in net assets resulting from operations	$8,653	$5,306
Net investment income per common share	$0.38	$0.46
Net increase in net assets resulting from operations per common share	$0.26	$0.19
Distributions declared per share	$0.38	$0.33
Weighted average shares outstanding	33,579,743	28,227,100

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2022	27,753,373	$29	$385,921	(67,502)	$318,448
Issuance of common stock, net of offering costs	605,848	1	7,173	—	7,174
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	13,011	13,011
Net realized loss on investments	—	—	—	(168)	(168)
Net unrealized depreciation on investments	—	—	—	(7,537)	(7,537)
Issuance of common stock under dividend reinvestment plan	18,136	—	218	—	218
Distributions declared	—	—	—	(9,463)	(9,463)
Balance at March 31, 2023	28,377,357	30	393,312	(71,659)	321,683

Balance at December 31, 2023	33,367,389	36	450,949	(127,004)	323,981
Issuance of common stock, net of offering costs	1,053,796	1	11,971	—	11,972
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	12,605	12,605
Net realized gain on investments	—	—	—	8	8
Net unrealized depreciation on investments	—	—	—	(3,960)	(3,960)
Issuance of common stock under dividend reinvestment plan	48,693	—	619	—	619
Distributions declared	—	—	—	(13,104)	(13,104)
Balance at March 31, 2024	34,469,878	$37	$463,539	$(131,455)	$332,121

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,653	$5,306
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	393	478
Net realized (gain) loss on investments	(8)	168
Net unrealized depreciation on investments	3,960	7,537
Purchase of investments	(23,319)	(47,008)
Principal payments received on investments	19,643	39,756
Payment-in-kind interest on investments	(1,382)	(1,204)
Proceeds from sale of investments	41	6,520
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,695)	840
Increase in end-of-term payments	(958)	(1,017)
Decrease in unearned income	(952)	(1,148)
Decrease in other assets	216	98
(Decrease) increase in other accrued expenses	(852)	824
Increase (decrease) in base management fee payable	6	(6)
Increase in incentive fee payable	295	1,586
Net cash provided by operating activities	4,041	12,730
Cash flows from financing activities:
Repayment of 2019 Asset-Backed Notes	—	(4,783)
Proceeds from issuance of common stock, net of offering costs	11,972	7,174
Advances on Credit Facilities	—	10,000
Repayment of Credit Facilities	(10,000)	—
Debt issuance costs	(5)	(19)
Distributions paid	(10,397)	(9,039)
Net cash (used in) provided by financing activities	(8,430)	3,333
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,389)	16,063
Cash, cash equivalents and restricted cash:
Beginning of period	75,722	30,466
End of period	$71,333	$46,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,565	$6,623
Supplemental non-cash investing and financing activities:
Refinanced debt investment balances	$11,250	$—
Warrant investments received and recorded as unearned income	$128	$141
Distributions payable	$13,099	$9,365
End-of-term payments receivable	$12,774	$10,799
Non-cash income	$4,103	$3,944

	March 31,
	2024	2023
Cash	$46,921	$19,844
Investments in money market funds	21,879	23,698
Restricted investments in money market funds	2,533	2,987
Total cash, cash equivalents and restricted cash	$71,333	$46,529

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 206.2% (8)
Non-Affiliate Debt Investments — 196.6% (8)
Non-Affiliate Debt Investments — Life Science — 76.8% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	$5,000	$4,982	$4,982
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,982	4,982
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,989	2,989
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,982	4,982
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,982	4,982
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,989	2,989
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	June 1, 2024	565	564	564
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	June 1, 2024	565	564	564
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	November 1, 2025	5,000	4,957	4,957
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	May 1, 2026	5,000	4,958	4,958
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	2,500	2,429	2,429
		Term Loan	14.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	1,250	1,215	1,215
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,204	6,204
		Term Loan	13.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,204	6,204
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	13.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	3,750	3,725	3,725
		Term Loan	13.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	2,500	2,484	2,484
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	10,000	9,924	9,924
		Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,722	3,722
		Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,722	3,722
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	4,667	4,603	4,327
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	4,667	4,603	4,327
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,295	2,158
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,295	2,158
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,293	2,156
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,293	2,156
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	3,643	3,594	3,594
		Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	1,821	1,797	1,797
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.75%	Prime	4.25%	12.25%	-	4.00%	August 1, 2027	2,500	2,232	2,232
		Term Loan	12.75%	Prime	4.25%	12.25%	-	4.00%	August 1, 2027	2,500	2,462	2,462
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	2,500	2,471	2,339
		Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	2,500	2,471	2,339
		Term Loan	9.00%	Fixed	-	-	-	18.00%	June 30, 2024	200	200	189
Candesant Biomedical, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	5,000	4,764	4,764
		Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	2,500	2,457	2,457
		Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	2,500	2,457	2,457
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	11.25%	Prime	2.75%	9.25%	-	4.00%	March 1, 2029	5,000	4,811	4,811
		Term Loan	11.25%	Prime	2.75%	9.25%	-	4.00%	March 1, 2029	5,000	4,932	4,932
		Term Loan	11.25%	Prime	2.75%	9.25%	-	4.00%	March 1, 2029	4,000	3,946	3,946
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	4,375	4,332	4,332
		Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	2,188	2,166	2,166
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.32%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,911	3,864	3,864
		Term Loan	13.32%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,911	3,864	3,864
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	January 1, 2024	391	391	391
		Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	March 1, 2024	533	533	533
MicroTransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	-	3.50%	January 1, 2029	3,750	3,691	3,691
		Term Loan	12.25%	Prime	3.75%	12.25%	-	3.50%	January 1, 2029	3,750	3,691	3,691

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	13.25%		Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,726	3,726
		Term Loan	13.25%		Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,725	3,725
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	January 1, 2027	5,000	4,949	4,949
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	January 1, 2027	5,000	4,909	4,909
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	2,500	2,475	2,475
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	2,500	2,475	2,475
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	5,000	4,950	4,950
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	5,000	4,950	4,950
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	April 1, 2028	3,750	3,706	3,706
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	April 1, 2028	3,750	3,706	3,706
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	April 1, 2028	3,750	3,706	3,706
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	April 1, 2028	3,750	3,706	3,706
Spineology, Inc. (2)(12)	Medical Device	Term Loan	15.50%		Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,981	4,981
		Term Loan	15.50%		Prime	7.00%	10.25%	-	1.00%	April 1, 2026	2,500	2,491	2,491
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,470	3,470
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,470	3,470
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,459	3,459
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,459	3,459
Vero Biotech, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	15,000	14,690	14,690
		Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	10,000	9,793	9,793
		Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	5,000	4,897	4,897
		Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	2,500	2,449	2,449
Total Non-Affiliate Debt Investments — Life Science												256,228	254,853
Non-Affiliate Debt Investments — Sustainability — 21.2% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	4.33%	December 1, 2026	3,750	3,695	3,695
		Term Loan	15.25%		Prime	6.75%	10.00%	-	4.33%	December 1, 2026	3,750	3,695	3,695
Nexii Building Solutions, Inc. (2)(12)(13)(14)(18)	Other Sustainability	Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	8,759	8,431	2,477
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	8,759	8,229	2,418
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	8,759	8,229	2,418
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	5,840	5,480	1,610
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	5,840	5,480	1,610
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	764	726	213
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	609	578	170
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	304	288	85
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	301	286	84
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	181	172	50
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	833	791	232
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	1,134	1,083	318
		Term Loan	15.50	% (11)	Fixed	-	-	-	-	April 30, 2024	418	397	117
		Term Loan	15.50	% (11)	Fixed	-	-	-	-	April 30, 2024	552	502	147
		Term Loan	15.50	% (11)	Fixed	-	-	-	-	April 30, 2024	411	405	119
		Term Loan	15.50	% (11)	Fixed	-	-	-	-	April 30, 2024	487	486	143
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	April 1, 2026	5,000	4,967	4,967
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	April 1, 2026	2,500	2,483	2,483
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	May 1, 2026	5,000	4,964	4,964
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	May 1, 2026	2,500	2,482	2,482
		Term Loan	14.00%		Prime	5.50%	11.75%	-	2.75%	December 1, 2026	5,000	4,942	4,942
		Term Loan	14.00%		Prime	5.50%	11.75%	-	2.75%	December 1, 2026	2,500	2,471	2,471
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,697	3,697
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,697	3,697
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	7,500	7,386	7,386
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,693	3,693
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,693	3,693
		Term Loan	14.50%		Prime	6.00%	10.00%	-	2.00%	January 1, 2029	4,500	4,448	4,448
		Term Loan	14.50%		Prime	6.00%	10.00%	-	2.00%	January 1, 2029	2,000	1,977	1,977
Total Non-Affiliate Debt Investments — Sustainability												99,853	70,501

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Technology — 77.6% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	5,625	5,597	5,597
		Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	5,625	5,597	5,597
		Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	5,625	5,597	5,597
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	May 1, 2026	3,033	3,009	3,009
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	14.25%		Prime	5.75%	9.00%	-	5.50%	August 1, 2025	1,417	1,408	1,408
		Term Loan	14.25%		Prime	5.75%	9.00%	-	5.50%	August 1, 2025	1,417	1,408	1,408
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,729	3,729
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,243	1,243
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,729	3,729
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,243	1,243
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,729	3,729
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,243	1,243
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,716	3,716
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,716	3,716
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	April 1, 2028	3,750	3,708	3,708
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	3,750	3,709	3,709
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	3,750	3,709	3,709
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.50%		Prime	5.00%	5.00%	-	4.00%	March 1, 2027	2,000	1,505	1,505
		Term Loan	13.50%		Prime	5.00%	5.00%	-	4.00%	March 1, 2027	3,000	2,258	2,258
		Term Loan	12.00%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	12.00%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.00%		Prime	3.50%	9.00%	-	1.00%	September 1, 2027	2,500	2,590	2,435
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	15.25%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	3,000	2,986	2,986
		Term Loan	15.25%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	1,500	1,493	1,493
NextCar Holding Company, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,744	5,744	5,014
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,298	2,298	2,006
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,872	2,872	2,507
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	3,446	3,446	3,009
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,872	2,872	2,507
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,872	2,872	2,507
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,744	5,744	5,014
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,872	2,872	2,507
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	August 1, 2027	2,500	2,424	2,424
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	July 1, 2028	1,875	1,791	1,791
Unagi, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	1,254	1,086	570
		Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	627	543	285
		Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	627	543	285
Liqid, Inc. (2)(12)	Networking	Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	833	822	822
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	833	822	822
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	417	410	410
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	417	410	410
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	417	403	403
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	5,000	4,899	4,899
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,467	2,467
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,467	2,467
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,467	2,467
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	April 1, 2029	2,500	2,464	2,464

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Dropoff, Inc. (2)(12)	Software	Term Loan	15.00	% (19)	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,701	6,607	6,303
		Term Loan	15.00	% (19)	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,185	6,098	5,819
		Term Loan	15.00	% (19)	Prime	6.50%	9.75%	-	3.50%	August 1, 2026	2,577	2,541	2,425
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,912	9,540
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,912	9,540
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,956	4,770
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,956	4,770
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	15.00%		Prime	6.50%	9.75%	-	2.50%	March 1, 2026	5,000	4,977	4,977
		Term Loan	15.00%		Prime	6.50%	9.75%	-	2.50%	March 1, 2026	2,500	2,489	2,489
Lytics, Inc. (2)(12)	Software	Term Loan	14.50%		Prime	6.00%	14.25%	-	5.00%	November 1, 2026	2,500	2,473	2,473
		Term Loan	14.50%		Prime	6.00%	14.25%	-	5.00%	December 1, 2026	1,250	1,239	1,239
		Term Loan	14.50%		Prime	6.00%	14.25%	-	5.00%	April 1, 2027	1,000	994	994
Mirantis, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,783	4,783
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,919	4,919
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,919	4,919
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,919	4,919
Noodle Partners, Inc. (2)(12)	Software	Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	10,000	9,896	9,896
		Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,947	4,947
		Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,947	4,947
Reputation Institute, Inc. (2)(12)	Software	Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	August 1, 2025	3,233	3,182	3,182
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,965	4,965
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,965	4,965
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,965	4,965
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,965	4,965
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	2,500	2,458	2,458
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	3,500	3,490	3,490
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	2,500	2,493	2,493
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	1,500	1,496	1,496
Viken Detection Corporation (2)(12)	Software	Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	5,000	4,779	4,779
		Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	2,500	2,470	2,470
		Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	2,500	2,470	2,470
Total Non-Affiliate Debt Investments — Technology												264,468	257,817
Non-Affiliate Debt Investments — Healthcare information and services — 21.0% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,487	2,487
		Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	2,500	2,487	2,487
		Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	5,000	4,973	4,973
Parse Biosciences, Inc. (2)(12)	Diagnostics	Term Loan	11.75%		Prime	3.25%	11.50%	-	5.00%	January 1, 2028	5,000	4,639	4,639
		Term Loan	11.75%		Prime	3.25%	11.50%	-	5.00%	January 1, 2028	5,000	4,890	4,890
BrightInsight, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	7,000	6,727	6,727
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,466	3,466
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,466	3,466
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	April 1, 2028	2,750	2,713	2,713
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	10,000	9,666	9,666
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,930	4,930
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,930	4,930
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,930	4,930
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.75%		Prime	3.25%	11.00%	-	5.00%	June 1, 2027	5,000	4,654	4,654
		Term Loan	11.75%		Prime	3.25%	11.00%	-	5.00%	June 1, 2027	5,000	4,924	4,924
Total Non-Affiliate Debt Investments — Healthcare information and services												69,882	69,882
Total Non- Affiliate Debt Investments												690,431	653,053

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 7.2% (8)
Non-Affiliate Warrants — Life Science — 2.0% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	117	311	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	7,404	214	220
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	135
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Preferred Stock Warrant	48,076	50	54
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	16,611	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	103,679	64	80
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	364
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	691,895	312	232
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	264	116
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	1,600,002	194	175
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	72	26
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	271	7	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,046
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	8,800	48	10
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	1,299
Candesant Biomedical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	93,336	152	138
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	219,866	139	267
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	30,585	—	—
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,635,992	162	182
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	9,313,541	256	247
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	3,341,376	174	128
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	382
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,010,424	124	50
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	195	374
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	54
MicroTransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	47	48
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	34,410	103	329
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,041	275	276
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	4,109	432	368
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock Warrant	135,484	71	2
Total Non-Affiliate Warrants — Life Science				4,802	6,602

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Sustainability — 0.2% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Preferred Stock Warrant	400,000	81	74
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	61,359	39	51
Nexii Building Solutions, Inc. (2)(12)(14)(18)	Other Sustainability	Common Stock Warrant	215,171	490	—
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	681	216	350
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	46,311	175	84
Total Non-Affiliate Warrants — Sustainability				1,001	559
Non-Affiliate Warrants — Technology — 4.6% (8)
Axiom Space, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	62
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	137	2,894
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	132
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	3
Aterian, Inc. (2)(5)(12)	Consumer-related Technologies	Common Stock Warrant	6,140	195	—
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	268,591	68	2,167
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	75,997	22	28
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	124
CZV, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	65,569	81	73
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	37,282	95	259
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,312,500	2,947	2,260
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	250	29	58
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	12,618	188	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,224,752	9	—
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	11,550	179	145
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	593
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	232
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	114,659	34	—
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	241	298
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	128
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	74	63
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	323
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	1,206
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	224
Halio, Inc. (2)(12)	Power Management	Common Stock Warrant	38,241,466	1,585	2,700
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred Stock Warrant	5,938	45	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	161,215	98	136
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	56
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	—
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	350,000	70	63
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	11
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	121
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	71,305	18	42
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	85,543	43	—
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	220	253
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	3
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	4,104	66	83
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	93
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	85
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	138
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	211
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	8
Total Non-Affiliate Warrants — Technology				9,741	15,275

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Healthcare information and services — 0.4% (8)
Hound Labs, Inc (2)(12)	Diagnostics	Preferred Stock Warrant	171,370	47	12
Parse Biosciences, Inc. (2)(12)	Diagnostics	Common Stock Warrant	32,244	70	70
Parse Biosciences, Inc. (2)(12)	Diagnostics	Preferred Stock Warrant	184,253	166	171
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	102	949
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	85,066	168	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	98
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	134
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	150,353	163	58
Total Non-Affiliate Warrants — Healthcare information and services				967	1,492
Total Non-Affiliate Warrants				16,511	23,928
Non-Affiliate Other Investments — Life Science — 1.0% (8)
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,200	100
Robin Healthcare, Inc. (2)(12)	Medical Device	Royalty Agreement		7,181	3,247
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	—
Total Non-Affiliate Other Investments				8,381	3,347
Non-Affiliate Equity — 1.4% (8)
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	600,000	—	367
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Common Stock	32,831	355	355
Axiom Space, Inc. (12)	Communications	Preferred Stock	1,810	261	306
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	27
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	89	—
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	10	80
Lumithera, Inc. (12)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	8
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	1,281
Lotame, Inc. (12)	Software	Preferred Stock	66,127	4	193
Total Non-Affiliate Equity				6,133	4,567
Total Non-Affiliate Portfolio Investment Assets				$721,456	$684,895

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 3.8% (8)
Non-Controlled Affiliate Debt Investments — Life Sciences — 3.8% (8)
Evelo Biosciences, Inc. (2)(5)(12)(13)	Biotechnology	Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	5,712	5,228	2,790
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	8,568	7,880	4,207
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	3,427	3,137	1,674
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	3,427	3,137	1,674
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	2,285	2,091	1,116
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	2,285	2,091	1,116
Total Non-Controlled Affiliate Debt Investments												23,564	12,577

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — Life Sciences — 0.0% (8)
Aulea Medical, Inc. (12)(16)	Medical Device	Common Stock	660,537	—	—
Evelo Biosciences, Inc. (5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Total Non-Controlled Affiliate Equity				5,000	—
Non-controlled Affiliate Warrants — Life Sciences — 0.0% (8)
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	125	—
Total Non-Controlled Affiliate Warrants				125	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$28,689	$12,577

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 4.1% (8)
Controlled Affiliate Debt Investments — Technology — 1.5% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	2.78%	August 1, 2029	3,658	3,698	3,455
		Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	2.78%	August 1, 2029	1,829	1,807	1,688
Total Controlled Affiliate Debt Investments												5,505	5,143

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — Technology — 0.8% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	2,060	659
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	4,458,452	2,000	1,997
Total Controlled Affiliate Equity				4,060	2,656
Controlled Affiliate Other Investments — Life Sciences — 1.8% (8)
HIMV LLC (12)(17)	Biotechnology	Other Investment		5,463	5,845
Total Controlled Affiliate Other				5,463	5,845
Total Controlled Affiliate Portfolio Investment Assets				$15,028	$13,644
Total Portfolio Investment Assets — 214.1% (8)				$765,173	$711,116

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)

Has been pledged as collateral under the revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”, together with the Key Facility, the "Credit Facilities") with several entities owned or affiliated with New York Life Insurance Company (“NYL Noteholders”), and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $157.8 million securitization of secured loans the Company completed on November 9, 2022 (the “2022 Asset-Backed Notes”).

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  March 31, 2024 is provided.

(5)	Portfolio company is a public company.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(Dollars in thousands)

(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of March 31, 2024, 4.9% and 1.5% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature in which the accrued interest is added to the then-outstanding principal amount of the debt investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of March 31, 2024.
(14)	Entity is organized under the laws of Canada and has a principal place of business in Canada.
(15)	On or about September 13, 2023, in connection with New Aerofarms, Inc.’s purchase of substantially all of the assets of Aerofarms, Inc.in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of the Company in Aerofarms, Inc.
(16)	On July 31, 2023, pursuant to a certain Secured Party Bill of Sale and Transfer Agreement, the Company sold substantially all of the assets of Corinth MedTech, Inc., a borrower of the Company, to Aulea Medical Inc. (“Aulea”) in consideration of 660,537 shares of the common stock of Aulea.
(17)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the Court made May 5, 2023, IMV, Inc. (“IMV”) commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. HIMV LLC is 70% owned by the Company and 30% owned by the co-lender.
(18)	On January 11, 2024, Nexii Building Solutions Inc., and its affiliates, obtained an Initial Order under the Companies’ Creditors Arrangement Act from the Supreme Court of British Columbia in Vancouver. The Initial Order provides for, among other things, a stay of proceedings in favor of Nexii, the approval of debtor-in-possession financing and the appointment of KSV Restructuring Inc. as monitor of Nexii.
(19)	Debt investment has a partial PIK feature in which (a) a portion of the accrued interest on the debt investment, in an amount equal to four and one half percent (4.5%) on the then-outstanding principal amount of the debt investment is added to the then-outstanding principal amount of the debt investment and (b) the remaining accrued interest on the debt investment is paid in cash.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 214.2% (8)
Non-Affiliate Debt Investments — 205.0% (8)
Non-Affiliate Debt Investments — Life Science — 75.6% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	$5,000	$4,979	$4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,979	4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,987	2,987
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,979	4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,979	4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,987	2,987
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	June 1, 2024	1,414	1,410	1,410
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	June 1, 2024	1,414	1,410	1,410
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	November 1, 2025	5,000	4,950	4,950
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	May 1, 2026	5,000	4,949	4,949
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	3,000	2,914	2,870
		Term Loan	14.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	1,500	1,458	1,436
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,199	6,199
		Term Loan	13.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,199	6,199
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	13.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	3,750	3,716	3,716
		Term Loan	13.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	2,500	2,478	2,478
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	10,000	9,911	9,911
		Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,717	3,717
		Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,717	3,717
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	4,666	4,579	4,414
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	4,666	4,579	4,414
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,281	2,199
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,281	2,199
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,278	2,196
		Term Loan	13.86%	Prime	5.36%	9.50%	-	5.50%	December 1, 2024	2,333	2,278	2,196
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	4,250	4,193	4,193
		Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	2,125	2,096	2,096
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.75%	Prime	4.25%	12.25%	-	4.00%	August 1, 2027	2,500	2,230	2,230
		Term Loan	12.75%	Prime	4.25%	12.25%	-	4.00%	August 1, 2027	2,500	2,459	2,459
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	2,500	2,468	2,342
		Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	2,500	2,468	2,342
		Term Loan	9.00%	Fixed	-	-	-	18.00%	June 30, 2024	200	200	190
Candesant Biomedical, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	5,000	4,757	4,757
		Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	2,500	2,454	2,454
		Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	2,500	2,454	2,454
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	3,750	3,738	3,738
		Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	3,750	3,738	3,738
		Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	1,875	1,866	1,866
		Term Loan	12.00%	Prime	3.50%	8.25%	-	5.50%	October 1, 2024	1,875	1,866	1,866
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	4,583	4,546	4,546
		Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	2,292	2,273	2,273
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.32%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,960	3,923	3,923
		Term Loan	13.32%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,960	3,923	3,923
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	January 1, 2024	500	500	500
		Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	January 1, 2024	33	33	33
		Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	March 1, 2024	800	794	794
MicroTransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	-	3.50%	January 1, 2029	3,750	3,689	3,689
		Term Loan	12.25%	Prime	3.75%	12.25%	-	3.50%	January 1, 2029	3,750	3,689	3,689

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 0.3% (8)
Non-Controlled Affiliate Debt Investments — Life Sciences — 0.3% (8)
Evelo Biosciences, Inc. (2)(5)(12)(13)	Biotechnology	Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	5,532	5,228	222
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	8,298	7,867	336
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	3,319	3,137	133
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	3,319	3,137	133
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	2,213	2,091	88
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	2,213	2,091	88
Total Non-Controlled Affiliate Debt Investments												23,551	1,000

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — Life Sciences — 0.0% (8)
Aulea Medical, Inc. (12)(16)	Medical Device	Common Stock	660,537	—	—
Evelo Biosciences, Inc. (5)	Biotechnology	Common Stock	2,164,502	5,000	132
Total Non-Controlled Affiliate Equity				5,000	132
Non-controlled Affiliate Warrants — Life Sciences — 0.0% (8)
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	126	—
Total Non-Controlled Affiliate Warrants				126	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$28,677	$1,132

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 4.4% (8)
Controlled Affiliate Debt Investments — Technology — 1.6% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	1.85%	August 1, 2029	3,547	3,585	3,339
		Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	1.85%	August 1, 2029	1,773	1,750	1,630
Total Controlled Affiliate Debt Investments												5,335	4,969

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — Technology — 0.9% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	2,061	2,165
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	3,124,448	1,250	859
Total Controlled Affiliate Equity				3,311	3,024
Controlled Affiliate Other Investments — Life Sciences — 1.9% (8)
HIMV LLC (12)(17)	Biotechnology	Other Investment		5,782	6,230
Total Controlled Affiliate Other				5,782	6,230
Total Controlled Affiliate Portfolio Investment Assets				$14,428	$14,223
Total Portfolio Investment Assets — 218.9% (8)				$759,182	$709,085

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility and/or the 2022 Asset-Backed Notes.
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

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

(11)	Debt investment has a PIK feature in which the accrued interest is added to the then-outstanding principal amount of the debt investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2023.
(14)	Entity is organized under the laws of Canada and has a principal place of business in Canada.
(15)	On or about September 13, 2023, in connection with New Aerofarms, Inc.’s purchase of substantially all of the assets of Aerofarms, Inc. in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of the Company in Aerofarms, Inc..
(16)	On July 31, 2023, pursuant to a certain Secured Party Bill of Sale and Transfer Agreement, the Company sold substantially all of the assets of Corinth MedTech, Inc., a borrower of the Company, to Aulea Medical Inc. (“Aulea”) in consideration of 660,537 shares of the common stock of Aulea.
(17)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the Court made May 5, 2023, IMV, Inc. (“IMV”) commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. HIMV LLC is 70% owned by the Company and 30% owned by the co-lender.
(18)	On January 11, 2024, Nexii Building Solutions Inc., and its affiliates, obtained an Initial Order under the Companies’ Creditors Arrangement Act from the Supreme Court of British Columbia in Vancouver. The Initial Order provides for, among other things, a stay of proceedings in favour of Nexii, the approval of debtor-in-possession financing and the appointment of KSV Restructuring Inc. as monitor of Nexii.
(19)	Debt investment has a partial PIK feature in which (a) a portion of the accrued interest on the debt investment, in an amount equal to four and one half percent (4.5%) on the then-outstanding principal amount of the debt investment is added to the then-outstanding principal amount of the debt investment and (b) the remaining accrued interest on the debt investment is paid in cash.

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

The Company formed Horizon Funding 2019‑1 LLC (“2019‑1 LLC”) as a Delaware limited liability company on May 2, 2019 and Horizon Funding Trust 2019‑1 as a Delaware statutory trust on May 15, 2019 (“2019‑1 Trust” and, together with the 2019‑1 LLC, the “2019‑1 Entities”). The 2019‑1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2019‑1 Entities for purposes of securitizing the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (the “2019 Asset-Backed Notes”). The 2019-1 Entities have been dissolved as of March 31, 2024.

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

The Company formed Horizon Funding 2022‑1 LLC (“2022‑1 LLC”) as a Delaware limited liability company on September 30, 2022 and Horizon Funding Trust 2022‑1 as a Delaware statutory trust on October 18, 2022 (“2022‑1 Trust” and, together with the 2022‑1 LLC, the “2022‑1 Entities”). The 2022‑1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2022‑1 Entities for purposes of securitizing the 2022 Asset-Backed Notes.

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

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments the Company makes and capital appreciation from the warrants the Company receives when making such debt investments. The Company has entered into an investment management agreement with Horizon Technology Finance Management LLC (the “Advisor”) under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 2. Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10‑Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal recurring accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2023.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2024, there were four investments on nonaccrual status with a cost of $96.0 million and a fair value of $51.0 million. As of December 31, 2023, there were four investments on non-accrual status with a cost of $72.5 million and a fair value of $27.6 million. For the three months ended March 31, 2024 and 2023, the Company did not recognize any interest income from debt investments while on non-accrual status.

The Company has a limited number of debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. For the three months ended  March 31, 2024 and 2023, 5.3% and 4.3%, respectively, of the Company's total investment income was attributable to non-cash PIK interest. The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the three months ended  March 31, 2024, one debt investment, which had accrued PIK interest into income of $1.0 million during the three months ended  March 31, 2024, was placed on nonaccrual status. For the three months ended March 31, 2023, two debt investments, which had accrued PIK interest into income of $1.1 million during the three months ended March 31, 2023, were placed on nonaccrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  March 31, 2024 and 2023 was 6.8% and 6.3%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  March 31, 2024 and  December 31, 2023 was $5.4 million and $5.8 million, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2024 and  December 31, 2023 were $5.6 million and $5.2 million, respectively. The amortization expense for the three months ended  March 31, 2024 and 2023 was $0.4 million and $0.5 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2024 and 2023, $0.4 million and $0.2 million, respectively, was accrued for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2024 and  December 31, 2023. The Company’s income tax returns for the 2024, 2023, 2022 and 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

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

On September 22, 2023, the Company terminated the 2021 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2023 Equity Distribution Agreement”), with the Sales Agents. The remaining shares available under the 2021 Equity Distribution Agreement are no longer available for issuance. The 2023 Equity Distribution Agreement provides that the Company may offer and sell its shares of common stock from time to time through the Sales Agents up to $150.0 million worth of its common stock, in amounts and at times to be determined by the Company. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2024, the Company sold 1,053,796 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $12.0 million, including $0.3 million of offering expenses, from these sales.

During the three months ended March 31, 2023, the Company sold 605,848 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $7.2 million, including $0.2 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2024, shares representing approximately $134.5 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Stock Repurchase Program

On April 26, 2024, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2025 or the repurchase of $5.0 million of the Company’s common stock. During the three months ended March 31, 2024 and 2023, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through March 31, 2024, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Recently adopted accounting pronouncement

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. The amendments in ASU 2022-03 were effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 3. Related party transactions

Investment Management Agreement

At a meeting of the stockholders convened on May 25, 2023 and reconvened on June 28, 2023, the stockholders approved a new Investment Management Agreement which became effective on June 30, 2023 (the “Investment Management Agreement”) upon the closing of the acquisition of the Advisor by MCH Holdco LLC, an affiliate of Monroe Capital LLC. The new Investment Management Agreement replaced the previously effective Investment Management Agreement dated as of March 7, 2019. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at March 31, 2024 and  December 31, 2023 was $1.1 million. The base management fee expense was $3.2 million for the three months ended March 31, 2024 and 2023.

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

The performance based incentive fee expense was $0.3 million and $3.0 million for the three months ended  March 31, 2024 and 2023, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended March 31, 2024 and 2023, which resulted in $2.3 million and $0.2 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount may be paid up to three years after the date of deferment. The total contingent future liability as of March 31, 2024 was $13.1 million, of which $1.0 million expires on December 31, 2025, $0.2 million expires on March 31, 2026, $3.1 million expires on June 30, 2026, $3.5 million expires on September 30, 2026, $3.0 million expires on December 31, 2026, and $2.3 million expires on March 31, 2027, respectively. The performance based incentive fee payable as of March 31, 2024 was $0.3 million. There was no performance based incentive fee payable as of  December 31, 2023.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended March 31, 2024 and 2023. The administrative fee payable at March 31, 2024 and  December 31, 2023 was $0.4 million. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

Note 4. Investments

The following table shows the Company’s investments as of March 31, 2024 and  December 31, 2023:

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$719,500	$670,773	$721,231	$670,172
Warrants	16,636	23,928	16,526	24,594
Other	13,844	9,192	6,982	6,430
Equity	15,193	7,223	14,443	7,889
Total investments	$765,173	$711,116	$759,182	$709,085

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of March 31, 2024 and  December 31, 2023:

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$142,108	$124,741	$145,544	$117,781
Medical Device	164,060	161,155	147,064	145,019
Technology
Communications	17,327	20,185	19,192	22,188
Consumer-Related	105,165	99,876	105,669	101,327
Data Storage	416	426	417	418
Internet and Media	328	1,592	329	1,582
Networking	3,231	3,091	5,451	5,297
Power Management	1,585	2,700	1,585	2,700
Semiconductors	45	—	45	—
Software	159,094	154,908	164,133	160,749
Sustainability
Energy Efficiency	111	8	111	13
Other Sustainability	100,854	71,060	98,906	80,370
Healthcare Information and Services
Diagnostics	19,759	19,729	19,735	19,701
Other	102	949	102	1,366
Software	50,988	50,696	50,899	50,574
Total investments	$765,173	$711,116	$759,182	$709,085

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended March 31, 2024 were as follows:

			Three months ended March 31, 2024

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	March 31,	Interest
Company	2023	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Aulea Medical, Inc.	$—	$3	$—	$—	$—	$—	$(3)	$—	$—
Evelo Biosciences, Inc.	222	—	—	—	—	2,568	—	2,790	—
	336	12	—	—	—	3,859	—	4,207	—
	133	—	—	—	—	1,541	—	1,674	—
	133	—	—	—	—	1,541	—	1,674	—
	88	—	—	—	—	1,028	—	1,116	—
	88	—	—	—	—	1,028	—	1,116	—
	132	—	—	—	—	(132)	—	—	—
Total non-controlled affiliates	$1,132	$15	$—	$—	$—	$11,433	$(3)	$12,577	$—

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Transactions related to investments in non-controlled affiliated companies for the three months ended March 31, 2023 were as follows:

			Three months ended March 31, 2023

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Discount	unrealized	Net realized	March 31,	Interest
Company	2022	Purchases	Sales	fair value	Accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Cadrenal Therapeutics, Inc.	—	—	—	—	—	846	—	846	—
Total non-controlled affiliates	$—	$—	$—	$—	$—	$846	$—	$846	$—

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

Transactions related to investments in controlled affiliated companies for the three months ended  March 31, 2024 were as follows:

			Three months ended March 31, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	March 31,	Interest
Company	2023	Purchases	Payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$3,339	$—	$—	$111	$—	$2	$3	$—	$3,455	$116
	1,630	—	—	55	—	2	1	—	1,688	61
	3,024	750	—	—	—	—	(1,118)	—	2,656	—
HIMV LLC	6,230	227	(547)	—	—	—	(65)	—	5,845	—
Total controlled affiliates	$14,223	$977	$(547)	$166	$—	$4	$(1,179)	$—	$13,644	$177

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2024 and  December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$670,773	$670,773
Warrant investments	—	772	23,156	23,928
Other investments	—	—	9,192	9,192
Equity investments	398	—	6,825	7,223
Total investments	$398	$772	$709,946	$711,116

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$670,172	$670,172
Warrant investments	—	1,619	22,975	24,594
Other investments	—	—	6,430	6,430
Equity investments	608	—	7,281	7,889
Total investments	$608	$1,619	$706,858	$709,085

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of March 31, 2024 and  December 31, 2023. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2024:

March 31, 2024
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$619,773	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	15%

	51,000	Multiple Probability Weighted Cash Flow Model	Probability Weighting	5% - 95%	44%

Warrant investments	23,094	Black-Scholes Valuation Model	Price Per Share	0.000 –1,898.58	$61.04
			Average Industry Volatility	25%	25%
			Marketability Discount	0 - 20%	18%
			Estimated Time to Exit (in years)	1 to 5	3
	62	Expected Proceeds	Price Per Share	$0.25	$0.25

Other investments	9,192	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	30% – 100%	75%

Equity investments	6,825	Last Equity Financing	Price Per Share	0.000 –215.03	$18.21

Total Level 3 investments	$709,946

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2023:

December 31, 2023
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$617,529	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 24%	15%

	52,643	Multiple Probability Weighted Cash Flow Model	Probability Weighting	20% - 100%	50%

Warrant investments	22,913	Black-Scholes Valuation Model	Price Per Share	0.000 –1,899	$64.95
			Average Industry Volatility	25%	25%
			Marketability Discount	0 - 20%	18%
			Estimated Time to Exit (in years)	1 to 5	3
	62	Expected Proceeds	Price Per Share	$0.25	$0.25

Other investments	6,430	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	30% – 100%	81%

Equity investments	7,281	Last Equity Financing	Price Per Share	0.566 –215.03	$17.15

Total Level 3 investments	$706,858

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Borrowings: The Key Facility and the NYL Facility approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On March 31, 2024, the closing price of the 2026 Notes on the New York Stock Exchange was $23.75 per note and had an aggregate fair value of $54.6 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On March 31, 2024, the closing price of the 2027 Notes on the New York Stock Exchange was $23.80 per note and had an aggregate fair value of $54.7 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on March 31, 2024, the 2022 Asset-Backed Notes were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2024:

	Three months ended March 31, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$670,172	$22,975	$7,281	$6,430	$706,858
Purchase of investments	22,177	—	750	392	23,319
Warrants received and classified as Level 3	—	128	—	—	128
Principal payments received on investments	(19,080)	—	—	(563)	(19,643)
Payment-in-kind interest on investments	1,382	—	—	—	1,382
Proceeds from sale of investments	(41)	—	—	—	(41)
Net realized gain (loss) on investments	38	(17)	—	—	21
Unrealized (depreciation) appreciation included in earnings	(1,509)	70	(1,206)	(258)	(2,903)
Transfer out of debt investments	(3,191)	—	—	3,191	—
Other	825	—	—	—	825
Level 3 assets, end of period	$670,773	$23,156	$6,825	$9,192	$709,946

During the three months ended March 31, 2024, there was one transfer into Level 3. The transfer related to warrants and equity with an aggregate fair value of $0.00 held in one portfolio company, which were transferred to Level 3 upon their fair value no longer being derived from the closing public share price on the date of measurement. During the three months ended March 31, 2024, there were no transfers out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2024 includes $1.8 million in unrealized depreciation on debt and other investments and $1.2 million in unrealized depreciation on equity investments.

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

As of March 31, 2024 and  December 31, 2023, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

Market risk

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments may change when interest rate levels change, and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new debt investments and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 7. Borrowings

The following table shows the Company’s borrowings as of March 31, 2024 and  December 31, 2023:

	March 31, 2024			December 31, 2023
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$60,000	$90,000	$150,000	$70,000	$80,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	615,000	456,000	159,000	615,000	466,000	149,000
Unamortized debt issuance costs attributable to term borrowings	—	(3,510)	—	—	(3,765)	—
Total borrowings outstanding, net	$615,000	$452,490	$159,000	$615,000	$462,235	$149,000

As of March 31, 2024, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of March 31, 2024, the asset coverage for borrowed amounts was 173%.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The Company may request advances under the Key Facility through June 22, 2024 and the Key Facility is scheduled to mature on June 22, 2026. The interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.50% on March 31, 2024 and December 31, 2023. The average interest rate on the Key Facility for the three months ended March 31, 2024 and 2023 was 8.75% and 7.94%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of March 31, 2024 and  December 31, 2023, the Company had borrowing capacity under the Key Facility of $90.0 million and $80.0 million, respectively. At March 31, 2024 and  December 31, 2023, $20.3 million and $25.0 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

There were $181.0 million in advances made by the NYL Noteholders as of March 31, 2024 and  December 31, 2023. The interest rate as of March 31, 2024 and 2023 was 6.18% and 5.57%, respectively. As of March 31, 2024 and  December 31, 2023, the Company had borrowing capacity under the NYL Facility of $69.0 million. At March 31, 2024 and  December 31, 2023, $0.9 million and $17.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At  March 31, 2024 and December 31, 2023, there were approximately $1.4 million of restricted investments.

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

As of  March 31, 2024 and  December 31, 2023, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At  March 31, 2024 and  December 31, 2023, there were approximately $1.2 million and $1.3 million, respectively, of restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2024, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2024, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

The balance of unfunded commitments to extend credit was $168.2 million and $180.5 million as of March 31, 2024 and  December 31, 2023, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
BrightInsight, Inc.	$15,500	$205	$15,500	$241
Britecore Holdings, Inc.	2,500	36	5,000	72
Candesant Biomedical Corporation	10,000	151	10,000	151
Ceribell, Inc.	21,000	120	—	—
Divergent Technologies, Inc.	—	—	11,250	118
Elligo Healthcare Research, Inc.	15,000	194	15,000	194
MicroTransponder, Inc.	22,500	—	22,500	—
Mirantis, Inc.	15,000	136	15,000	136
Nexii Building Solutions, Inc.	486	—	—	—
Optoro, Inc.	6,250	—	6,250	—
Parse Biosciences, Inc.	15,000	251	15,000	251
SafelyYou, Inc.	20,000	270	20,000	270
Sonex Health, Inc.	—	—	15,000	176
Supply Network Visibility Holdings, LLC	10,000	35	10,000	35
Tallac Therapeutics, Inc.	5,000	229	10,000	229
Viken Detection Corporation	10,000	160	10,000	160
Total	$168,236	$1,787	$180,500	$2,033

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2024 and December 31, 2023, which totaled $1.8 million and $2.0 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 23% of total debt investments outstanding as of March 31, 2024 and  December 31, 2023. The Company’s five largest debt investments at fair value represented 23% and 22% of total debt investments outstanding as of March 31, 2024 and  December 31, 2023, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of March 31, 2024 and  December 31, 2023. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 16% and 22% of total interest and fee income on investments for the three months ended March 31, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value accounted for 21% and 22% of total interest and fee income on investments for the three months ended March 31, 2024 and 2023, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2024 and for the year ended December 31, 2023:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Three Months Ended March 31, 2024
2/23/2024	5/17/2024	6/14/2024	$0.11	$—	—	$—
2/23/2024	4/18/2024	5/15/2024	0.11	—	—	—
2/23/2024	3/19/2024	4/16/2024	0.05	1,625	7,598	85
2/23/2024	3/19/2024	4/16/2024	0.11	3,574	16,717	188
			$0.38	$5,199	24,315	$273
Year Ended December 31, 2023
10/27/2023	2/16/2024	3/15/2024	$0.11	$3,463	18,257	$210
10/27/2023	1/18/2024	2/14/2024	0.11	3,462	15,873	210
10/27/2023	12/19/2023	1/16/2024	0.11	3,472	14,563	199
10/27/2023	11/17/2023	12/15/2023	0.05	1,574	7,137	93
7/28/2023	11/17/2023	12/15/2023	0.11	3,463	15,701	206
7/28/2023	10/18/2023	11/15/2023	0.11	3,493	14,022	173
7/28/2023	9/19/2023	10/16/2023	0.11	3,445	15,067	184
4/28/2023	8/17/2023	9/15/2023	0.11	3,458	8,665	106
4/28/2023	7/18/2023	8/15/2023	0.11	3,427	8,307	105
4/28/2023	6/16/2023	7/14/2023	0.11	3,434	7,424	96
2/23/2023	5/18/2023	6/14/2023	0.11	3,087	7,128	86
2/23/2023	4/18/2023	5/16/2023	0.11	3,068	6,705	84
2/23/2023	3/17/2023	4/14/2023	0.11	3,035	6,894	81
			$1.37	$41,881	145,743	$1,833

On April 26, 2024, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
August 16, 2024	August 16, 2024	September 13, 2024	$0.11
July 17, 2024	July 17, 2024	August 15, 2024	$0.11
June 17, 2024	June 17, 2024	July 16, 2024	$0.11

After paying distributions of $0.33 per share and earning net investment income of $0.38 per share for the quarter, the Company’s undistributed spillover income as of March 31, 2024 was $1.30 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Three months ended March 31,
	2024		2023
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$9.71		$11.47
Net investment income	0.38		0.46
Realized loss	—		(0.01)
Unrealized depreciation on investments	(0.12)		(0.26)
Net increase in net assets resulting from operations	0.26		0.19
Distributions declared (1)	(0.38)		(0.33)
From net investment income	(0.38)		(0.33)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.05		0.01
Net asset value at end of period	$9.64		$11.34
Per share market value, beginning of period	$13.17		$11.60
Per share market value, end of period	$11.37		$11.28
Total return based on a market value (3)	(11.2)%		0.1%
Shares outstanding at end of period	34,469,878		28,377,357
Ratios to average net assets:
Expenses without incentive fee (4)	15.7%		14.8%
Incentive fees (4)	0.4%		3.7%
Net expenses (4)	16.1%		18.5%
Net investment income with incentive fee (4)	15.4%		16.3%
Net assets at the end of the period	$332,121		$321,683
Average net asset value	$328,051		$320,066
Average debt per share	$13.61		$15.61
Portfolio turnover ratio	1.4%	(5)	4.2%	(5)

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Subsequent Events

In April 2024, the Company sold 526,581 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $5.8 million, including $0.1 million of offering expenses, from these sales.

On April 1, 2024, Provivi, Inc. (“Provivi”) paid down $4.7 million of the principal amount of its loans outstanding and $0.3 million of its ETPs under the Venture Loan and Security Agreement by and among the Company and Provivi, dated as of June 15, 2020, as amended.

On April 11, 2024, the Company funded a $0.5 million equity investment to an existing portfolio company, Better Place Forests Co.

On April 22, 2024, Camp NYC, Inc. paid down $1.0 million of the principal amount of its loan outstanding.

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

●

the timing of cash flows, if any, from the operations of our portfolio companies, and the resulting effect on our portfolio companies' decisions to make payment-in-kind (“PIK”) interest payments or ability to make end of term payments;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10‑K for the year ended December 31, 2023, and elsewhere in this quarterly report on Form 10‑Q.

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

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act and Sections 21E(b)(2)(B) and (D) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with any annual or quarterly reports we file under the Exchange Act.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of March 31, 2024, 87.0%, or $583.4 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	54	$670,773	94.3%	56	$670,172	94.5%
Warrants	85	23,928	3.4	85	24,594	3.5
Other investments	4	9,192	1.3	3	6,430	0.9
Equity	14	7,223	1.0	14	7,889	1.1
Total		$711,116	100.0%		$709,085	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31,
	2024	2023
	(In thousands)
Beginning portfolio	$709,085	$720,026
New debt and equity investments	34,569	47,008
Less refinanced debt balances	(11,250)	—
Net new debt and equity investments	23,319	47,008
Principal payments received on investments	(10,500)	(6,815)
Payment-in-kind interest on investments	1,382	1,204
Early pay-offs and principal paydowns	(9,143)	(32,941)
Accretion of debt investment fees	1,261	1,448
New debt investment fees	(309)	(300)
Proceeds from sale of investments	(41)	(6,520)
Net gain (loss) on investments	8	(168)
Net unrealized depreciation on investments	(3,960)	(7,537)
Other	14	(93)
Ending portfolio	$711,116	$715,312

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$116,522	17.4%	$108,448	16.2%
Medical Device	150,908	22.5	137,367	20.5
Technology
Communications	16,791	2.5	18,654	2.8
Consumer-Related	91,171	13.6	93,002	13.9
Networking	2,867	0.4	5,087	0.8
Software	152,131	22.7	158,016	23.6
Sustainability
Other Sustainability	70,501	10.5	79,828	11.8
Healthcare Information and Services
Diagnostics	19,476	2.9	19,453	2.9
Software	50,406	7.5	50,317	7.5
Total	$670,773	100.0%	$670,172	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 23% of total debt investments outstanding as of March 31, 2024 and December 31, 2023. Our five largest debt investments at fair value represented 23% and 22% of total debt investments outstanding as of March 31, 2024 and December 31, 2023, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of March 31, 2024 and December 31, 2023.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2024 and December 31, 2023, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	13	$197,989	29.5%	11	$150,367	22.4%
3	36	407,237	60.7	39	452,911	67.6
2	1	14,546	2.2	2	39,343	5.9
1	4	51,001	7.6	4	27,551	4.1
Total	54	$670,773	100.0%	56	$670,172	100.0%

As of March 31, 2024, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $96.0 million and an aggregate fair value of $51.0 million. As of December 31, 2023, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $72.5 million and an aggregate fair value of $27.6 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended March 31, 2024 and 2023

The following table shows consolidated results of operations for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31,
	2024	2023
	(In thousands)
Total investment income	$26,129	$28,037
Total expenses	13,145	14,842
Net investment income before excise tax	12,984	13,195
Provision for excise tax	379	184
Net investment income	12,605	13,011
Net realized gain (loss)	8	(168)
Net unrealized depreciation on investments	(3,960)	(7,537)
Net increase in net assets resulting from operations	$8,653	$5,306
Average debt investments, at fair value	$669,024	$687,602
Average earning debt investments	$651,229	$701,803
Average gross assets less cash	$728,087	$737,826
Average borrowings outstanding	$456,989	$440,695

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $1.9 million, or 6.8%, to $26.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, total investment income consisted primarily of $25.9 million in interest income from investments, which included $3.4 million in income from the accretion of origination fees and end of term payments, or ETPs, $1.4 million in PIK interest, and $0.3 million in fee income. Interest income on debt investments decreased by $1.5 million, or 5.6%, to $25.9 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Interest income on debt investments for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 decreased primarily due to a decrease of $50.6 million, or 7.2%, in the average earning debt investments, offset by an increase in the Prime Rate which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.4 million, or 58.0%, to $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a lower aggregate amount of principal prepayments for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

The following table shows our dollar-weighted annualized yield for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31,
Investment type:	2024	2023
Debt investments(1)	15.6%	16.3%
All investments(1)	14.7%	15.5%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 16% and 22% of investment income for the three months ended March 31, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 21% and 22% of investment income for the three months ended March 31, 2024 and 2023, respectively.

Expenses

Total expenses decreased by $1.7 million, or 11.4%, to $13.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $1.0 million, or 14.6%, to $8.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $16.3 million, or 3.7%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 and an increase in our effective cost of debt for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Base management fee expense decreased by $0.04 million, or 1.2%, to $3.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Base management fee decreased primarily due to a decrease of $9.7 million, or 1.3%, in average gross assets less cash for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Performance based incentive fee expense decreased by $2.7 million, or 90.1%, to $0.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This decrease was due to an Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $2.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The Incentive Fee Cap and Deferral Mechanism resulted in $2.3 million of reduced incentive fee expense and increased net investment income for the three months ended March 31, 2024. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended March 31, 2024 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $1.5 million for the three months ended March 31, 2024 and 2023.

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

During the three months ended March 31, 2024, we realized net gains on investments totaling $0.01 million. During the three months ended March 31, 2023, we realized net losses on investments totaling $0.2 million primarily due to the write off of warrants in three portfolio companies.

During the three months ended March 31, 2024, net unrealized depreciation on investments totaled $4.0 million which was primarily due to the unrealized depreciation on two of our debt investments and one of our equity investments offset by the unrealized appreciation on one of our debt investments. During the three months ended March 31, 2023, net unrealized depreciation on investments totaled $7.5 million which was primarily due to the unrealized depreciation on five of our debt investments and the unrealized depreciation on our warrant investments.

Liquidity and capital resources

As of March 31, 2024 and December 31, 2023, we had cash and investments in money market funds of $68.8 million and $73.1 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of March 31, 2024 and December 31, 2023, we had $2.5 million and $2.6 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2022 Asset-Backed Notes or our NYL Facility. Our primary sources of capital have been from our public equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”) and the Note Funding Agreement (the “NYL Facility”, together with the Key Facility, the “Credit Facilities”) with several entities owned or affiliated with New York Life Insurance Company, and issuance of our public and private debt securities.

On August 2, 2021, we entered into an At-The-Market (“ATM”) sales agreement (the “2021 Equity Distribution Agreement”) with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., (each a “Sales Agent” and, collectively, the “Sales Agents”). The 2021 Equity Distribution Agreement provided that we may offer and sell shares of our common stock from time to time through the Sales Agents up to $100.0 million worth of our common stock, in amounts and at times to be determined by us.

On September 22, 2023, we terminated the 2021 Equity Distribution Agreement and entered into a new ATM sales agreement (the “2023 Equity Distribution Agreement”) with the Sales Agents. The remaining shares available under the 2021 Equity Distribution Agreement are no longer available for issuance. The 2023 Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agents up to $150.0 million worth of our common stock, in amounts and at times to be determined by us. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2024, we sold 1,053,796 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $12.0 million, including $0.3 million of offering expenses, from these sales.

During the three months ended March 31, 2023, we sold 605,848 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $7.2 million, including $0.2 million of offering expenses, from these sales.

On April 26, 2024, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2025 or the repurchase of $5.0 million of our common stock. During the three months ended March 31, 2024 and 2023, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through March 31, 2024, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At March 31, 2024 and December 31, 2023, the outstanding principal balance under our Key Facility was $60.0 million and $70.0 million, respectively. As of March 31, 2024 and December 31, 2023, we had borrowing capacity under the Key Facility of $90.0 million and $80.0 million, respectively. At March 31, 2024 and December 31, 2023, $20.3 million and $25.0 million, respectively, was available, subject to existing terms and advance rates.

At March 31, 2024 and December 31, 2023, the outstanding principal balance under the NYL Facility was $181.0 million. As of March 31, 2024 and December 31, 2023, we had borrowing capacity under the NYL Facility of $69.0 million. At March 31, 2024 and December 31, 2023, $0.9 million and $17.4 million, respectively, was available, subject to existing terms and advance rates.

Our operating activities provided cash of $4.0 million for the three months ended March 31, 2024, and our financing activities used cash of $8.4 million for the same period. Our operating activities provided cash from principal payments received on our debt investments partially offset by cash used to purchase investments in portfolio companies. Our financing activities used cash primarily to repay our Key Facility and to pay distributions to our stockholders, partially offset from the sale of shares through our ATM for net proceeds of $12.0 million.

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

Current borrowings

The following table shows our borrowings as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$60,000	$90,000	$150,000	$70,000	$80,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	615,000	456,000	159,000	615,000	466,000	149,000
Unamortized debt issuance costs attributable to term borrowings	—	(3,510)	—	—	(3,765)	—
Total borrowings outstanding, net	$615,000	$452,490	$159,000	$615,000	$462,235	$149,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. The interest rate on the Key Facility is based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.50% as of March 31, 2024 and December 31, 2023. The interest rate in effect was 8.75% as of March 31, 2024 and December 31, 2023. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% of any unborrowed amount available under the facility annually.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At March 31, 2024, and December 31, 2023, there were approximately $1.4 million of restricted investments.

There were $181.0 million in notes issued to the NYL Noteholders as of March 31, 2024 and December 31, 2023 at an interest rate of 6.18% and 5.96%, respectively. As of March 31, 2024 and December 31, 2023, we had borrowing capacity under the NYL Facility of $69.0 million. At March 31, 2024 and December 31, 2023, $0.9 million and $17.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

At March 31, 2024 and December 31, 2023, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At March 31, 2024, and December 31, 2023, there were approximately $1.2 million and $1.3 million, respectively, of restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2024, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2024, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Other assets

As of March 31, 2024 and December 31, 2023, other assets were $3.3 million and $3.6 million, respectively, which was primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2024:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$456,000	$50,136	$252,574	$153,290	$—
Unfunded commitments	168,236	131,236	37,000	—	—
Incentive fee deferral	13,133	—	13,133	—	—
Total	$637,369	$181,372	$302,707	$153,290	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2024, we had unfunded commitments of $168.2 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of March 31, 2024, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three months ended March 31, 2024, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $2.3 million of incentive fee which may become subject to payment up to three years after the date of deferment. As of March 31, 2024, the total amount subject to recoupment was $13.1 million.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2024 and 2023, our Advisor earned $3.5 million and $6.2 million, respectively, pursuant to the Investment Management Agreement.

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

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2024 and 2023, our Advisor earned $0.4 million pursuant to the Administration Agreement.

In connection with the Purchase Agreement, HTF Principals sold its trademark interest in “Horizon Technology Finance”, and granted us a royalty-free license to use the name “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor or its affiliates may manage other investment vehicles (the “Advisor Funds”), with the same investment strategy as us, which now may include investment vehicles managed by affiliates of Monroe Capital. Our Advisor may provide us an opportunity to co-invest with the Advisor Funds. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in negotiated investments. Monroe Capital's exemptive relief to permit joint transactions granted by the SEC on October 15, 2014, as amended, permits us to co-invest with the Advisor Funds, subject to certain conditions.

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

Valuation of investments

Investments are recorded at fair value. Prior to July 30, 2022, our Board determined the fair value of our investments. Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, on July 29, 2022, our Board designated our Advisor as the “valuation designee.” Our Board is responsible for oversight of the valuation designee. The valuation designee has established a Valuation Committee to determine in good faith the fair value of our investments, based on input of our Advisor’s management and personnel and independent valuation firms which are engaged at the direction of the Valuation Committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation at least once during a trailing twelve-month period. The Valuation Committee determines fair values pursuant to a valuation policy approved by our Board and pursuant to a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with at least 25% (based on fair value) of our valuation of portfolio companies lacking readily available market quotations subject to review by an independent valuation firm. We apply fair value to substantially all of our investments in accordance with Topic 820, Fair Value Measurement, of the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification as amended, or ASC, which establishes a framework used to measure fair value and requires disclosures for fair value measurements. We have categorized our investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use in pricing the financial instrument at the measurement date.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2024 and 2023, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2024 and December 31, 2023.

Recent developments

In April 2024, we sold 526,581 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $5.8 million, including $0.1 million of offering expenses, from these sales.

On April 1, 2024, Provivi, Inc. (“Provivi”) paid down $4.7 million of the principal amount of its loans outstanding and $0.3 million of its ETPs under the Venture Loan and Security Agreement by and among us and Provivi, dated as of June 15, 2020, as amended.

On April 11, 2024, we funded a $0.5 million equity investment to an existing portfolio company, Better Place Forests Co.

On April 22, 2024, Camp NYC, Inc. paid down $1.0 million of the principal amount of its loan outstanding.

Recently adopted accounting pronouncement

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03. ASU 2022-03 clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. The amendments in ASU 2022-03 were effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of ASU 2022-03 did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2024 and December 31, 2023, 94% of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our March 31, 2024 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at March 31, 2024, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$17,120	$1,825	$15,295
Up 200 basis points	$11,408	$1,217	$10,191
Up 100 basis points	$5,724	$608	$5,116
Down 300 basis points	$(11,595)	$(1,825)	$(9,770)
Down 200 basis points	$(8,300)	$(1,217)	$(7,083)
Down 100 basis points	$(4,205)	$(608)	$(3,597)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2026 Notes, and our 2022 Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have a floating interest rate provision. The Key Facility is subject to an interest rate floor of 0.25% per annum, based on a prime rate index which resets monthly, and the interest payable on the NYL Facility is based on the Three Year I Curve rate plus a margin of 3.50% with an interest rate floor and resets on any advance date. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”), and related Commodity Futures Trading Commission (the “CFTC”), regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: April 30, 2024	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: April 30, 2024	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer