Form 10-Q
period 2024-06-30
Horizon Technology Finance Corp
filed 2024-07-30
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of July 30, 2024 was 36,059,675.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $679,477 and $716,077, respectively)	$619,629	$693,730
Non-controlled affiliate investments at fair value (cost of $28,781 and $28,677, respectively) (Note 5)	15,847	1,132
Controlled affiliate investments at fair value (cost of $17,172 and $14,428, respectively) (Note 5)	11,386	14,223
Total investments at fair value (cost of $725,430 and $759,182, respectively) (Note 4)	646,862	709,085
Cash	81,333	46,630
Investments in money market funds	32,320	26,450
Restricted investments in money market funds	3,221	2,642
Interest receivable	16,733	13,926
Other assets	6,936	3,623
Total assets	$787,405	$802,356

Liabilities
Borrowings (Note 7)	$442,744	$462,235
Distributions payable	11,894	11,011
Base management fee payable (Note 3)	978	1,052
Other accrued expenses	3,011	4,077
Total liabilities	458,627	478,375

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 36,211,280 and 33,534,854 shares issued and 36,043,815 and 33,367,389 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	40	36
Paid-in capital in excess of par	481,349	450,949
Distributable loss	(152,611)	(127,004)
Total net assets	328,778	323,981
Total liabilities and net assets	$787,405	$802,356
Net asset value per common share	$9.12	$9.71

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Investment income
From non-affiliate investments:
Interest income	$24,480	$26,624	$50,164	$54,023
Fee income	1,010	1,493	1,278	2,131
From controlled affiliate investments:
Interest income	188	—	365	—
Total investment income	25,678	28,117	51,807	56,154
Expenses
Interest expense	7,940	7,179	16,101	14,299
Base management fee (Note 3)	3,027	3,207	6,189	6,408
Performance based incentive fee (Note 3)	—	118	295	3,094
Administrative fee (Note 3)	426	368	859	808
Professional fees	455	447	1,120	1,106
General and administrative	559	546	987	992
Total expenses	12,407	11,865	25,551	26,707
Net investment income before excise tax	13,271	16,252	26,256	29,447
Provision for excise tax	357	179	736	363
Net investment income	12,914	16,073	25,520	29,084
Net realized and unrealized loss
Net realized gain (loss) on non-affiliate investments	2,424	(16,529)	2,435	(16,697)
Net realized gain on non-controlled affiliate investments	40	—	37	—
Net realized gain (loss) on investments	2,464	(16,529)	2,472	(16,697)
Net unrealized (depreciation) appreciation on non-affiliate investments	(23,287)	548	(37,501)	(7,835)
Net unrealized appreciation on non-controlled affiliate investments	3,178	60	14,611	906
Net unrealized depreciation on controlled affiliate investments	(4,402)	—	(5,581)	—
Net unrealized (depreciation) appreciation on investments	(24,511)	608	(28,471)	(6,929)
Net realized and unrealized loss	(22,047)	(15,921)	(25,999)	(23,626)
Net (decrease) increase in net assets resulting from operations	$(9,133)	$152	$(479)	$5,458
Net investment income per common share	$0.36	$0.54	$0.74	$1.00
Net (decrease) increase in net assets resulting from operations per common share	$(0.26)	$0.01	$(0.01)	$0.19
Distributions declared per share	$0.33	$0.33	$0.71	$0.66
Weighted average shares outstanding	35,434,761	29,747,290	34,507,252	28,987,948

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at March 31, 2023	28,377,357	$30	$393,312	(71,659)	$321,683
Issuance of common stock, net of offering costs	3,698,175	4	43,998	—	44,002
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	16,073	16,073
Net realized loss on investments	—	—	—	(16,529)	(16,529)
Net unrealized appreciation on investments	—	—	—	608	608
Issuance of common stock under dividend reinvestment plan	20,727	—	251	—	251
Distributions declared	—	—	—	(10,669)	(10,669)
Balance at June 30, 2023	32,096,259	34	437,561	(82,176)	355,419

Balance at March 31, 2024	34,469,878	37	463,539	(131,455)	332,121
Issuance of common stock, net of offering costs	1,516,249	3	17,135	—	17,138
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	12,914	12,914
Net realized gain on investments	—	—	—	2,464	2,464
Net unrealized depreciation on investments	—	—	—	(24,511)	(24,511)
Issuance of common stock under dividend reinvestment plan	57,688	—	675	—	675
Distributions declared	—	—	—	(12,023)	(12,023)
Balance at June 30, 2024	36,043,815	$40	$481,349	$(152,611)	$328,778

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2022	27,753,373	$29	$385,921	$(67,502)	$318,448
Issuance of common stock, net of offering costs	4,304,023	5	51,171	—	51,176
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	29,084	29,084
Net realized loss on investments	—	—	—	(16,697)	(16,697)
Net unrealized depreciation on investments	—	—	—	(6,929)	(6,929)
Issuance of common stock under dividend reinvestment plan	38,863	—	469	—	469
Distributions declared	—	—	—	(20,132)	(20,132)
Balance at June 30, 2023	32,096,259	34	437,561	(82,176)	355,419

Balance at December 31, 2023	33,367,389	36	450,949	(127,004)	323,981
Issuance of common stock, net of offering costs	2,570,045	4	29,106	—	29,110
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	25,520	25,520
Net realized gain on investments	—	—	—	2,472	2,472
Net unrealized depreciation on investments	—	—	—	(28,471)	(28,471)
Issuance of common stock under dividend reinvestment plan	106,381	—	1,294	—	1,294
Distributions declared	—	—	—	(25,128)	(25,128)
Balance at June 30, 2024	36,043,815	$40	$481,349	$(152,611)	$328,778

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(479)	$5,458
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	814	950
Net realized (gain) loss on investments	(2,472)	16,697
Net unrealized depreciation on investments	28,471	6,929
Purchase of investments	(35,384)	(87,553)
Principal payments received on investments	76,056	64,496
Payment-in-kind interest on investments	(1,737)	(2,154)
Proceeds from sale of investments	88	8,506
Equity received in settlement of fee income	—	(89)
Warrants received in settlement of fee income	(359)	—
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(982)	65
Increase in end-of-term payments	(1,825)	(1,291)
Decrease in unearned income	(2,429)	(2,291)
Increase in other assets	(292)	(717)
Decrease in other accrued expenses	(1,066)	(484)
Decrease in base management fee payable	(74)	(2)
Increase (decrease) in incentive fee payable	—	(1,274)
Net cash provided by operating activities	58,330	7,246
Cash flows from financing activities:
Repayment of 2019 Asset-Backed Notes	—	(11,765)
Proceeds from issuance of common stock, net of offering costs	29,110	51,175
Advances on Credit Facilities	50,000	30,000
Repayment of Credit Facilities	(70,000)	(35,000)
Debt issuance costs	(3,337)	(729)
Distributions paid	(22,951)	(18,229)
Net cash (used in) provided by financing activities	(17,178)	15,452
Net increase in cash, cash equivalents and restricted cash	41,152	22,698
Cash, cash equivalents and restricted cash:
Beginning of period	75,722	30,466
End of period	$116,874	$53,164

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,237	$13,409
Supplemental non-cash investing and financing activities:
Refinanced debt investment balances	$11,250	$—
Warrant investments received and recorded as unearned income	$858	$656
Distributions payable	$11,894	$10,592
End-of-term payments receivable	$13,641	$11,074
Non-cash income	$7,983	$7,182

	June 30,
	2024	2023
Cash	$81,333	$24,395
Investments in money market funds	32,320	25,865
Restricted investments in money market funds	3,221	2,904
Total cash, cash equivalents and restricted cash	$116,874	$53,164

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 188.4% (8)
Non-Affiliate Debt Investments — 178.8% (8)
Non-Affiliate Debt Investments — Life Science — 71.5% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	4,583	4,570	4,570
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	4,583	4,570	4,570
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	2,750	2,742	2,742
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	4,583	4,570	4,570
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	4,583	4,570	4,570
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	2,750	2,742	2,742
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	November 1, 2025	5,000	4,964	4,964
		Term Loan	13.22%	Prime	4.72%	9.75%	-	5.00%	May 1, 2026	5,000	4,967	4,967
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	2,167	2,110	2,110
		Term Loan	14.25%	Prime	5.75%	9.00%	-	3.00%	July 1, 2025	1,083	1,055	1,055
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,210	6,210
		Term Loan	13.25%	Prime	4.75%	8.50%	-	5.50%	May 1, 2027	6,250	6,210	6,210
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	13.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	3,625	3,605	3,605
		Term Loan	13.75%	Prime	5.25%	8.50%	-	5.00%	November 1, 2026	2,417	2,403	2,403
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	10,000	9,937	9,937
		Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,726	3,726
		Term Loan	14.25%	Prime	5.75%	9.75%	-	3.75%	September 1, 2026	3,750	3,726	3,726
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	13.86%	Prime	5.36%	9.50%	-	4.30%	January 1, 2027	3,482	3,399	3,206
		Term Loan	13.86%	Prime	5.36%	9.50%	-	4.30%	January 1, 2027	3,482	3,399	3,206
		Term Loan	13.86%	Prime	5.36%	9.50%	-	4.31%	January 1, 2027	1,741	1,696	1,598
		Term Loan	13.86%	Prime	5.36%	9.50%	-	4.31%	January 1, 2027	1,741	1,696	1,598
		Term Loan	13.86%	Prime	5.36%	9.50%	-	4.31%	January 1, 2027	1,741	1,695	1,597
		Term Loan	13.86%	Prime	5.36%	9.50%	-	4.31%	January 1, 2027	1,741	1,695	1,597
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	3,238	3,197	3,197
		Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	October 1, 2025	1,619	1,599	1,599
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.75%	Prime	4.25%	12.25%	-	4.00%	August 1, 2027	2,500	2,350	2,350
		Term Loan	12.75%	Prime	4.25%	12.25%	-	4.00%	August 1, 2027	2,500	2,465	2,465
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	2,500	2,474	2,354
		Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	2,500	2,474	2,354
		Term Loan	9.00%	Fixed	-	-	-	18.00%	April 1, 2028	200	187	178
Candesant Biomedical, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	5,000	4,770	4,770
		Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	2,500	2,460	2,460
		Term Loan	12.00%	Prime	3.50%	11.50%	-	5.00%	September 1, 2027	2,500	2,460	2,460
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	11.25%	Prime	2.75%	9.25%	-	4.00%	March 1, 2029	5,000	4,814	4,814
		Term Loan	11.25%	Prime	2.75%	9.25%	-	4.00%	March 1, 2029	5,000	4,935	4,935
		Term Loan	11.25%	Prime	2.75%	9.25%	-	4.00%	March 1, 2029	4,000	3,948	3,948
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	4,028	3,993	3,993
		Term Loan	14.00%	Prime	5.50%	8.75%	-	6.00%	August 1, 2026	2,014	1,997	1,997
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.32%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,766	3,729	3,729
		Term Loan	13.32%	Prime	4.82%	9.25%	-	10.36%	July 1, 2025	3,766	3,729	3,729
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	January 1, 2024	391	391	391
		Term Loan	13.59%	Prime	5.09%	10.00%	-	5.00%	March 1, 2024	533	533	533
MicroTransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	-	3.50%	January 1, 2029	3,750	3,694	3,694
		Term Loan	12.25%	Prime	3.75%	12.25%	-	3.50%	January 1, 2029	3,750	3,694	3,694

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	13.25%		Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,730	3,730
		Term Loan	13.25%		Prime	4.75%	8.50%	-	5.00%	January 1, 2027	3,750	3,729	3,729
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	January 1, 2027	5,000	4,953	4,953
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	January 1, 2027	5,000	4,918	4,918
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	2,500	2,477	2,477
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	2,500	2,477	2,477
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	5,000	4,953	4,953
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	September 1, 2027	5,000	4,953	4,953
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	April 1, 2028	3,750	3,708	3,708
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	April 1, 2028	3,750	3,708	3,708
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	April 1, 2028	3,750	3,708	3,708
		Term Loan	12.00%		Prime	3.50%	11.75%	-	8.00%	April 1, 2028	3,750	3,708	3,708
Spineology, Inc. (2)(12)	Medical Device	Term Loan	15.50%		Prime	7.00%	10.25%	-	1.00%	October 1, 2025	5,000	4,972	4,972
		Term Loan	15.50%		Prime	7.00%	10.25%	-	1.00%	April 1, 2026	2,500	2,488	2,488
Swift Health Systems Inc. (2)(12)(20)	Medical Device	Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,473	876
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,473	876
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,462	874
		Term Loan	13.75%		Prime	5.25%	9.00%	-	5.00%	July 1, 2027	3,500	3,462	874
Vero Biotech, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	15,000	14,704	14,704
		Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	10,000	9,803	9,803
		Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	5,000	4,902	4,902
		Term Loan	12.25%		Prime	3.75%	12.25%	-	4.00%	January 1, 2029	2,500	2,451	2,451
Total Non-Affiliate Debt Investments — Life Science												246,362	234,965
Non-Affiliate Debt Investments — Sustainability — 21.0% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	4.33%	December 1, 2026	3,750	3,705	3,705
		Term Loan	15.25%		Prime	6.75%	10.00%	-	4.33%	December 1, 2026	3,750	3,705	3,705
Nexii Building Solutions Inc. (2)(12)(13)(14)(18)	Other Sustainability	Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	8,871	8,222	2,189
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	8,871	7,996	2,129
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	8,871	7,996	2,129
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	5,914	5,325	1,418
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	2.50%	March 31, 2024	5,914	5,325	1,418
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	773	705	188
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	616	561	149
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	307	280	75
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	305	278	74
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	183	166	44
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	842	767	204
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	-	-	March 31, 2024	1,145	1,050	279
		Term Loan	15.50	% (11)	Fixed	-	-	-	-	August 30, 2024	422	384	102
		Term Loan	15.50	% (11)	Fixed	-	-	-	-	August 30, 2024	557	485	129
		Term Loan	15.50	% (11)	Fixed	-	-	-	-	August 30, 2024	414	392	104
		Term Loan	15.50	% (11)	Fixed	-	-	-	-	August 30, 2024	491	471	125
		Term Loan	15.50	% (11)	Fixed	-	-	-	-	August 30, 2024	490	486	129
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	April 1, 2026	5,000	4,922	4,922
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	April 1, 2026	2,500	2,461	2,461
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	May 1, 2026	5,000	4,924	4,924
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.75%	May 1, 2026	2,500	2,462	2,462
		Term Loan	14.00%		Prime	5.50%	11.75%	-	2.75%	December 1, 2026	5,000	4,936	4,936
		Term Loan	14.00%		Prime	5.50%	11.75%	-	2.75%	December 1, 2026	2,500	2,468	2,468
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,700	3,700
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,700	3,700
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	7,500	7,393	7,393
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,697	3,697
		Term Loan	15.25%		Prime	6.75%	10.00%	-	2.50%	April 1, 2028	3,750	3,697	3,697
		Term Loan	14.50%		Prime	6.00%	10.00%	-	2.00%	January 1, 2029	4,500	4,449	4,449
		Term Loan	14.50%		Prime	6.00%	10.00%	-	2.00%	January 1, 2029	2,000	1,977	1,977
Total Non-Affiliate Debt Investments — Sustainability												99,085	69,081

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Technology — 66.6% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	5,000	4,975	4,975
		Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	5,000	4,975	4,975
		Term Loan	14.50%		Prime	6.00%	9.25%	-	2.50%	June 1, 2026	5,000	4,975	4,975
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	March 1, 2027	2,033	1,975	1,975
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	14.25%		Prime	5.75%	9.00%	-	5.50%	August 1, 2025	1,083	1,076	1,076
		Term Loan	14.25%		Prime	5.75%	9.00%	-	5.50%	August 1, 2025	1,083	1,076	1,076
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.50%		Prime	5.00%	5.00%	-	10.40%	March 1, 2027	2,000	1,367	1,367
		Term Loan	13.50%		Prime	5.00%	5.00%	-	10.40%	March 1, 2027	3,000	2,354	2,354
		Term Loan	12.00%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	12.00%		Prime	3.50%	10.50%	-	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.00%		Prime	3.50%	9.00%	-	1.00%	September 1, 2027	2,500	2,591	2,228
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	15.25%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	2,667	2,657	2,657
		Term Loan	15.25%		Prime	6.75%	10.00%	-	3.00%	October 1, 2025	1,333	1,328	1,328
NextCar Holding Company, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,780	5,572	3,331
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,890	2,786	1,665
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,312	2,229	1,332
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,890	2,786	1,665
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	3,468	3,343	1,999
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,890	2,786	1,665
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	5,780	5,572	3,331
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	-	5.25%	October 31, 2023	2,890	2,786	1,665
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	August 1, 2027	2,500	2,432	2,432
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	July 1, 2028	1,875	1,796	1,796
Standvast Holdings, LLC (2)(12)	Consumer-related Technologies	Term Loan	12.75%		Prime	4.25%	12.75%	-	3.00%	June 1, 2028	2,500	2,240	2,240
		Term Loan	12.75%		Prime	4.25%	12.75%	-	3.00%	June 1, 2028	2,500	2,415	2,415
Unagi, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	1,306	1,086	570
		Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	653	543	285
		Term Loan	16.25	% (11)	Prime	7.75%	11.00%	-	-	May 1, 2027	653	543	285
Liqid, Inc. (2)(12)	Networking	Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	333	329	329
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	333	329	329
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	167	164	164
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	167	164	164
		Term Loan	14.75%		Prime	6.25%	9.50%	-	4.00%	September 1, 2024	167	161	161
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	5,000	4,902	4,902
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,469	2,469
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,469	2,469
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	October 1, 2028	2,500	2,469	2,469
		Term Loan	14.00%		Prime	5.50%	14.00%	-	3.00%	April 1, 2029	2,500	2,466	2,466

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Dropoff, Inc. (2)(12)	Software	Term Loan	15.00	% (19)	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,777	6,695	6,093
		Term Loan	15.00	% (19)	Prime	6.50%	9.75%	-	3.50%	April 1, 2026	6,256	6,180	5,624
		Term Loan	15.00	% (19)	Prime	6.50%	9.75%	-	3.50%	August 1, 2026	2,607	2,576	2,345
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,929	9,929
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	10,000	9,929	9,929
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,964	4,964
		Term Loan	14.00%		Prime	5.50%	10.25%	-	4.00%	April 1, 2026	5,000	4,964	4,964
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	15.00%		Prime	6.50%	9.75%	-	2.50%	March 1, 2026	4,375	4,358	4,358
		Term Loan	15.00%		Prime	6.50%	9.75%	-	2.50%	March 1, 2026	2,187	2,179	2,179
Lytics, Inc. (2)(12)	Software	Term Loan	14.50%		Prime	6.00%	14.25%	-	5.00%	November 1, 2026	2,500	2,476	2,476
		Term Loan	14.50%		Prime	6.00%	14.25%	-	5.00%	December 1, 2026	1,250	1,240	1,240
		Term Loan	14.50%		Prime	6.00%	14.25%	-	5.00%	April 1, 2027	1,000	995	995
Mirantis, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,788	4,788
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,924	4,924
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,924	4,924
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2028	5,000	4,924	4,924
Noodle Partners, Inc. (2)(12)	Software	Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	10,000	9,905	9,905
		Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,953	4,953
		Term Loan	13.50%		Prime	5.00%	12.00%	-	3.00%	March 1, 2027	5,000	4,953	4,953
Reputation Institute, Inc. (2)(12)	Software	Term Loan	15.75%		Prime	7.25%	10.50%	-	3.00%	August 1, 2025	2,583	2,542	2,542
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,971	4,971
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,971	4,971
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,971	4,971
		Term Loan	14.25%		Prime	5.75%	9.75%	-	5.00%	August 1, 2026	5,000	4,971	4,971
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	2,500	2,476	2,476
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	3,500	3,490	3,490
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	2,500	2,493	2,493
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	June 1, 2028	1,500	1,496	1,496
		Term Loan	12.75%		Prime	4.25%	12.00%	-	2.50%	July 1, 2029	5,000	4,983	4,983
Viken Detection Corporation (2)(12)	Software	Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	5,000	4,945	4,945
		Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	2,500	2,472	2,472
		Term Loan	12.50%		Prime	4.00%	11.75%	-	3.50%	June 1, 2027	2,500	2,472	2,472
Total Non-Affiliate Debt Investments — Technology												232,921	218,930
Non-Affiliate Debt Investments — Healthcare information and services — 19.7% (8)
Hound Labs Inc. (2) (12)(20)	Diagnostics	Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	1,607	1,596	1,124
		Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	1,607	1,596	1,124
		Term Loan	14.50%		Prime	6.00%	9.25%	-	3.50%	June 1, 2026	3,214	3,193	2,248
Parse Biosciences, Inc. (2)(12)	Diagnostics	Term Loan	11.75%		Prime	3.25%	11.50%	-	5.00%	January 1, 2028	5,000	4,645	4,645
		Term Loan	11.75%		Prime	3.25%	11.50%	-	5.00%	January 1, 2028	5,000	4,897	4,897
BrightInsight, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	7,000	6,807	6,807
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,470	3,470
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	August 1, 2027	3,500	3,470	3,470
		Term Loan	14.00%		Prime	5.50%	9.50%	-	3.00%	April 1, 2028	2,750	2,715	2,715
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	10,000	9,675	9,675
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,935	4,935
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,935	4,935
		Term Loan	12.00%		Prime	3.50%	11.75%	-	4.00%	October 1, 2027	5,000	4,935	4,935
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.75%		Prime	3.25%	11.00%	-	5.00%	June 1, 2027	5,000	4,784	4,784
		Term Loan	11.75%		Prime	3.25%	11.00%	-	5.00%	June 1, 2027	5,000	4,931	4,931
Total Non-Affiliate Debt Investments — Healthcare information and services												66,584	64,695
Total Non- Affiliate Debt Investments												644,952	587,671

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 6.5% (8)
Non-Affiliate Warrants — Life Science — 1.9% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	117	311	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	7,404	214	225
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	136
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	64	—
KSQ Therapeutics, Inc. (2) (12)	Biotechnology	Preferred Stock Warrant	48,076	49	55
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	16,611	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	103,679	64	64
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	157
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,981	312	229
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	265	117
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	1,600,002	195	173
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	29
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	271	7	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,036
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	8,800	48	10
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	1,280
Candesant Biomedical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	93,336	152	139
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	219,866	139	237
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	30,585	—	1
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,635,992	162	213
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	9,313,541	256	208
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,839,739	174	135
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	142
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,010,424	124	50
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	194	381
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	41
MicroTransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	47	49
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	34,410	103	341
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,133	275	278
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	4,109	432	355
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	128,848	21	21
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock Warrant	135,484	71	—
Total Non-Affiliate Warrants — Life Science				4,823	6,102

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Sustainability — 0.2% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Preferred Stock Warrant	400,000	81	74
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	61,359	39	30
Nexii Building Solutions, Inc. (2)(12)(14)(18)	Other Sustainability	Common Stock Warrant	215,171	490	—
Soli Organic, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	296	19	19
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	1,076	382	516
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	49,693	178	89
Total Non-Affiliate Warrants — Sustainability				1,189	728
Non-Affiliate Warrants — Technology — 4.0% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	62
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	2,838
PebblePost, Inc. (2)(12)	Communications	Preferred Stock Warrant	598,850	92	132
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	8
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	112,356	36	41
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	125
CZV, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	65,569	79	74
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	53,264	454	622
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,446,429	3,178	2,490
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	250	28	27
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	12,618	188	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,224,752	9	—
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	11,550	181	145
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	594
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	—
Standvast Holdings, LLC (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,225,492	275	273
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	27
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	300
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	128
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	62
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	324
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	817
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	162
Halio, Inc. (2)(12)	Power Management	Common Stock Warrant	38,241,466	1,585	2,700
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred Stock Warrant	5,938	45	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	161,215	98	182
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	63
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	—
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	350,000	70	65
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	7
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	138
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	71,305	18	42
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	85,543	43	—
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	255
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	4,104	63	94
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	94
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	72
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	65	78
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	138	—
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	212
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	8
Total Non-Affiliate Warrants — Technology				10,360	13,261

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Healthcare information and services — 0.4% (8)
Hound Labs, Inc (2)(12)	Diagnostics	Preferred Stock Warrant	171,370	46	—
Parse Biosciences, Inc. (2)(12)	Diagnostics	Common Stock Warrant	32,244	71	70
Parse Biosciences, Inc. (2)(12)	Diagnostics	Preferred Stock Warrant	184,253	166	173
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	102	979
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	85,066	167	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	95
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	—
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	150,353	163	51
Total Non-Affiliate Warrants — Healthcare information and services				966	1,368
Total Non-Affiliate Warrants				17,338	21,459
Non-Affiliate Other Investments — Life Science — 1.0% (8)
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,146	100
Robin Healthcare, Inc. (2)(12)	Medical Device	Royalty Agreement		7,227	3,247
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	—
Total Non-Affiliate Other Investments				8,373	3,347
Non-Affiliate Equity — 2.1% (8)
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	600,000	—	283
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Common Stock	32,831	355	355
Axiom Space, Inc. (12)	Communications	Preferred Stock	1,810	261	306
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	242,180	2,681	2,681
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	12
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	89	—
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	10	81
Lumithera, Inc. (12)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	10
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	1,281
Lotame, Inc. (12)	Software	Preferred Stock	66,127	4	193
Total Non-Affiliate Equity				8,814	7,152
Total Non-Affiliate Portfolio Investment Assets				$679,477	$619,629

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 4.8% (8)
Non-Controlled Affiliate Debt Investments — Life Sciences — 4.8% (8)
Evelo Biosciences, Inc. (2)(5)(12)(13)	Biotechnology	Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	5,898	5,228	3,503
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	8,847	7,972	5,340
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	3,539	3,137	2,101
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	3,539	3,137	2,101
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	2,359	2,091	1,401
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	4.25%	January 1, 2028	2,359	2,091	1,401
Total Non-Controlled Affiliate Debt Investments												23,656	15,847

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — Life Sciences — 0.0% (8)
Aulea Medical, Inc. (12)(16)	Medical Device	Common Stock	660,537	—	—
Evelo Biosciences, Inc. (5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Total Non-Controlled Affiliate Equity				5,000	—
Non-controlled Affiliate Warrants — Life Sciences — 0.0% (8)
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	125	—
Total Non-Controlled Affiliate Warrants				125	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$28,781	$15,847

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 3.5% (8)
Controlled Affiliate Debt Investments — Technology — 1.7% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	2.78%	August 1, 2029	3,772	3,814	3,166
		Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	2.78%	August 1, 2029	1,886	1,867	1,549
		Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	-	August 1, 2025	505	505	420
		Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	-	August 1, 2025	501	501	415
Total Controlled Affiliate Debt Investments												6,687	5,550

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — Technology — 0.0% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	2,060	—
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	5,350,142	2,500	—
Total Controlled Affiliate Equity				4,560	—
Controlled Affiliate Other Investments — Life Sciences — 1.8% (8)
HIMV LLC (12)(17)	Biotechnology	Other Investment		5,925	5,836
Total Controlled Affiliate Other				5,925	5,836
Total Controlled Affiliate Portfolio Investment Assets				$17,172	$11,386
Total Portfolio Investment Assets — 196.7% (8)				$725,430	$646,862

Short Term Investments - Unrestricted Investments - 9.8% (8)
US Bank Money Market Deposit Account	32,320	32,320
Total Short Term Investments - Unrestricted Investments	$32,320	$32,320

Short Term Investments - Restricted Investments - 1.0% (8)
US Bank Money Market Deposit Account	3,221	3,221
Total Short Term Investments - Restricted Investments	$3,221	$3,221

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)

Has been pledged as collateral under the revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), a credit facility (the “NYL Facility”) led by New York Life Insurance Company, a credit facility (the “Nuveen Facility”, together with the Key Facility and the NYL Facility, the “Credit Facilities”) led by Nuveen Alternatives Advisors LLC, and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $157.8 million securitization of secured loans the Company completed on November 9, 2022 (the “2022 Asset-Backed Notes”).

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  June 30, 2024 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of June 30, 2024, 4.8% and 1.4% of the Company’s total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature in which the accrued interest is added to the then-outstanding principal amount of the debt investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of June 30, 2024.
(14)	Entity is organized under the laws of Canada and has a principal place of business in Canada.
(15)	On or about September 13, 2023, in connection with New Aerofarms, Inc.’s purchase of substantially all of the assets of Aerofarms, Inc.in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of the Company in Aerofarms, Inc.
(16)	On July 31, 2023, pursuant to a certain Secured Party Bill of Sale and Transfer Agreement, the Company sold substantially all of the assets of Corinth MedTech, Inc., a borrower of the Company, to Aulea Medical Inc. (“Aulea”) in consideration of 660,537 shares of the common stock of Aulea.
(17)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the Court made May 5, 2023, IMV, Inc. (“IMV”) commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. The assets of IMV were sold for (i) the right to receive certain payments, if any, in connection with the potential future development and licensing of the assets sold and (ii) equity in the buyer of such assets. HIMV LLC is 70% owned by the Company and 30% owned by a third-party co-lender.
(18)	On January 11, 2024, Nexii Building Solutions Inc., and its affiliates (“Nexii”), obtained an Initial Order under the Companies’ Creditors Arrangement Act from the Supreme Court of British Columbia in Vancouver (“CCAA Proceedings”). In connection with the CCAA Proceedings, on January 22, 2024, Nexii obtained an order of the Court approving a sale process (the “Sale Process”) to solicit interest in, and opportunities for, one or more or any combination of executable transactions for Nexii and/or its assets. In accordance with the terms of the Sale Process, Nexiican Holdings Inc. and its affiliates (“Nexiican”) and Nexii entered into an Asset Purchase Agreement dated as of June 21, 2024 (the “Sale Agreement”) pursuant to which Nexiican will purchase substantially all of the assets of Nexii, in consideration for, among other things, the assumption of a portion of Nexii’s obligations to the Company and other secured creditors, which information the Company included in its determination of the fair value of the investments as of June 30, 2024 at $10.9 million.
(19)	Debt investment has a partial PIK feature in which (a) a portion of the accrued interest on the debt investment, in an amount equal to four and one half percent (4.5%) on the then-outstanding principal amount of the debt investment is added to the then-outstanding principal amount of the debt investment and (b) the remaining accrued interest on the debt investment is paid in cash.
(20)	Debt investment is on non-accrual status as of June 30, 2024 and interest payments received will be recognized as income on a cash basis.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 0.3% (8)
Non-Controlled Affiliate Debt Investments — Life Sciences — 0.3% (8)
Evelo Biosciences, Inc. (2)(5)(12)(13)	Biotechnology	Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	5,532	5,228	222
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	8,298	7,867	336
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	3,319	3,137	133
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	3,319	3,137	133
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	2,213	2,091	88
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	-	2.27%	January 1, 2028	2,213	2,091	88
Total Non-Controlled Affiliate Debt Investments												23,551	1,000

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — Life Sciences — 0.0% (8)
Aulea Medical, Inc. (12)(16)	Medical Device	Common Stock	660,537	—	—
Evelo Biosciences, Inc. (5)	Biotechnology	Common Stock	2,164,502	5,000	132
Total Non-Controlled Affiliate Equity				5,000	132
Non-controlled Affiliate Warrants — Life Sciences — 0.0% (8)
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	126	—
Total Non-Controlled Affiliate Warrants				126	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$28,677	$1,132

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 4.4% (8)
Controlled Affiliate Debt Investments — Technology — 1.6% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	1.85%	August 1, 2029	3,547	3,585	3,339
		Term Loan	12.25	% (11)	Prime	3.75%	12.00%	-	1.85%	August 1, 2029	1,773	1,750	1,630
Total Controlled Affiliate Debt Investments												5,335	4,969

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — Technology — 0.9% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	2,061	2,165
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	3,124,448	1,250	859
Total Controlled Affiliate Equity				3,311	3,024
Controlled Affiliate Other Investments — Life Sciences — 1.9% (8)
HIMV LLC (12)(17)	Biotechnology	Other Investment		5,782	6,230
Total Controlled Affiliate Other				5,782	6,230
Total Controlled Affiliate Portfolio Investment Assets				$14,428	$14,223
Total Portfolio Investment Assets — 218.9% (8)				$759,182	$709,085

Short Term Investments - Unrestricted Investments - 1.0% (8)
US Bank Money Market Deposit Account	26,450	26,450
Total Short Term Investments - Unrestricted Investments	$26,450	$26,450

Short Term Investments - Restricted Investments - 0.8% (8)
US Bank Money Market Deposit Account	2,642	2,642
Total Short Term Investments - Restricted Investments	$2,642	$2,642

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility and/or the 2022 Asset-Backed Notes.
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

Horizon Credit II LLC (“Credit II”) was formed as a Delaware limited liability company on June 28, 2011, with the Company as its sole equity member. Credit II is a special purpose bankruptcy-remote entity and is a separate legal entity from the Company. Any assets conveyed to Credit II are not available to creditors of the Company or any other entity other than Credit II’s lenders. Credit II is consolidated in the financial statements of the Company.

The Company formed Horizon Funding 2019‑1 LLC (“2019‑1 LLC”) as a Delaware limited liability company on May 2, 2019 and Horizon Funding Trust 2019‑1 as a Delaware statutory trust on May 15, 2019 (“2019‑1 Trust” and, together with the 2019‑1 LLC, the “2019‑1 Entities”). The 2019‑1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2019‑1 Entities for purposes of securitizing the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $160.0 million securitization of secured loans the Company completed on August 13, 2019 (the “2019 Asset-Backed Notes”). The 2019-1 Entities were dissolved on February 27, 2024.

Horizon Funding I, LLC (“HFI”) was formed as a Delaware limited liability company on May 9, 2018, with Horizon Secured Loan Fund I LLC, a Delaware limited liability company (“HSLFI”) as its sole member. HFI is a special purpose bankruptcy-remote entity and is a separate legal entity from HSLFI. Any assets conveyed to HFI are not available to creditors of HSLFI or any other entity other than HFI’s lenders. As of April 21, 2020, HSLFI and its subsidiary, HFI, are consolidated in the financial statements of the Company.

The Company formed Horizon Funding 2022‑1 LLC (“2022‑1 LLC”) as a Delaware limited liability company on September 30, 2022 and Horizon Funding Trust 2022‑1 as a Delaware statutory trust on October 18, 2022 (“2022‑1 Trust” and, together with the 2022‑1 LLC, the “2022‑1 Entities”). The 2022‑1 Entities are special purpose bankruptcy remote entities and are separate legal entities from the Company. The Company formed the 2022‑1 Entities for purposes of securitizing the 2022 Asset-Backed Notes. The 2022-1 Entities are consolidated in the financial statements of the Company.

Horizon Funding II, LLC (“HFII”) was formed as a Delaware limited liability company on  May 13, 2024, with the Company as its sole equity member. HFII is a special purpose bankruptcy-remote entity and is a separate legal entity from the Company. Any assets conveyed to HFII are not available to creditors of the Company or any other entity other than HFII’s lenders. HFII is consolidated in the financial statements of the Company.

The Company has established wholly owned subsidiaries, which are structured as Delaware limited liability companies, either to hold assets of portfolio companies acquired in connection with a foreclosure or bankruptcy or to hold equity in portfolio companies which the Company may control. Such wholly-owned subsidiaries are separate legal entities from the Company and are consolidated in the financial statements of the Company.

The Company, together with its co-lender to IMV, established HIMV LLC, a Delaware limited liability company to purchase and sell the assets of IMV, a past borrower of the Company. The assets of IMV were sold for (i) the right to receive certain payments, if any, in connection with the potential future development and licensing of the assets sold and (ii) equity in the buyer of such assets. HIMV LLC is 70% owned by the Company and 30% owned by a third-party co-lender.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2024, there were six investments on nonaccrual status with a cost of $114.8 million and a fair value of $52.5 million. As of December 31, 2023, there were four investments on non-accrual status with a cost of $72.5 million and a fair value of $27.6 million. For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any interest income from debt investments while on non-accrual status.

The Company has a limited number of debt investments in its portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. For the three months ended  June 30, 2024 and 2023, 1.4% and 3.4%, respectively, of the Company's total investment income was attributable to non-cash PIK interest. For the six months ended  June 30, 2024 and 2023, 3.3% and 3.8%, respectively, of the Company's total investment income was attributable to non-cash PIK interest. The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the three months ended June 30, 2024, there were no debt investments which had accrued PIK interest into income placed on nonaccrual status. For the six months ended  June 30, 2024, one debt investment, which had accrued PIK interest into income of $1.0 million during the six months ended  June 30, 2024 was placed on nonaccrual status. For the three and six months ended June 30, 2023, three debt investments, which had accrued PIK interest into income of $1.0 million and $2.2 million during the three and six months ended June 30, 2023, respectively, were placed on nonaccrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  June 30, 2024 and 2023 was 6.6% and 3.1%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended  June 30, 2024 and 2023 was 6.7% and 4.7%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  June 30, 2024 and  December 31, 2023 was $8.3 million and $5.8 million, respectively. These amounts are capitalized and amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of June 30, 2024 and  December 31, 2023 were $6.0 million and $5.2 million, respectively. The amortization expense for the three months ended  June 30, 2024 and 2023 was $0.4 million and $0.5 million, respectively. The amortization expense for the six months ended  June 30, 2024 and 2023 was $0.8 million and $0.9 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2024 and 2023, $0.4 million and $0.2 million, respectively, was accrued for U.S. federal excise tax. For the six months ended June 30, 2024 and 2023, $0.7 million and $0.4 million, respectively, was accrued for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2024 and  December 31, 2023. The Company’s income tax returns for the 2024, 2023, 2022 and 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended June 30, 2024, the Company sold 1,516,249 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $17.1 million, including $0.4 million of offering expenses, from these sales.

During the three months ended June 30, 2023, the Company sold 448,175 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $5.1 million, including $0.1 million of offering expenses, from these sales.

During the six months ended June 30, 2024, the Company sold 2,570,045 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $29.1 million, including $0.6 million of offering expenses, from these sales.

During the six months ended June 30, 2023, the Company sold 1,054,023 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $12.3 million, including $0.3 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2024, shares representing approximately $117.0 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

On  June 2, 2023, the Company completed a follow-on public offering of 3,250,000 shares of our common stock at a public offering price of $12.50 per share, for total net proceeds to us of $38.9 million, after deducting underwriting commission and discounts and other offering expenses.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Stock Repurchase Program

On April 26, 2024, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2025 or the repurchase of $5.0 million of the Company’s common stock. During the three and six months ended June 30, 2024 and 2023, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through June 30, 2024, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Recently issued accounting pronouncement

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements and disclosures.

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

The base management fee payable at June 30, 2024 and  December 31, 2023 was $1.0 million and $1.1 million, respectively. The base management fee expense was $3.0 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively. The base management fee expense was $6.2 and $6.4 million for the six months ended June 30, 2024 and 2023, respectively.

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

There was no performance based incentive fee expense for the three months ended  June 30, 2024. The performance based incentive fee expense was $0.1 million for the three months ended June 30, 2023. The performance based incentive fee expense was $0.3 million and $3.1 million for the six months ended  June 30, 2024 and 2023, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended June 30, 2024 and 2023, which resulted in $2.6 million and $3.1 million, respectively, of reduced expense and additional net investment income. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the six months ended June 30, 2024 and 2023, which resulted in $4.9 million and $3.3 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount may be paid up to three years after the date of deferment.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides the expiration dates of the Company’s Incentive Fee Cap and Deferral Mechanism contingent future liability as of  June 30, 2024:

Expiration	Total
(In thousands)
December 31, 2025	$1,037
March 31, 2026	219
June 30, 2026	3,120
September 30, 2026	3,471
December 31, 2026	3,002
March 31, 2027	2,285
June 30, 2027	2,582
Total	$15,716

There was no performance based incentive fee payable as of June 30, 2024 and  December 31, 2023.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended June 30, 2024 and 2023. The administrative fee expense was $0.9 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. The administrative fee payable at June 30, 2024 and  December 31, 2023 was $0.4 million. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

Note 4. Investments

The following table shows the Company’s investments as of June 30, 2024 and  December 31, 2023:

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$675,295	$609,068	$721,231	$670,172
Warrants	17,463	21,459	16,526	24,594
Other	14,298	9,183	6,982	6,430
Equity	18,374	7,152	14,443	7,889
Total investments	$725,430	$646,862	$759,182	$709,085

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of June 30, 2024 and  December 31, 2023:

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$133,486	$118,846	$145,544	$117,781
Medical Device	163,383	149,839	147,064	145,019
Technology
Communications	15,462	18,263	19,192	22,188
Consumer-Related	78,244	59,113	105,669	101,327
Data Storage	417	428	417	418
Internet and Media	329	1,203	329	1,582
Networking	1,511	1,309	5,451	5,297
Power Management	1,585	2,700	1,585	2,700
Semiconductors	45	—	45	—
Software	163,033	159,279	164,133	160,749
Sustainability
Energy Efficiency	111	10	111	13
Other Sustainability	100,274	69,809	98,906	80,370
Healthcare Information and Services
Diagnostics	16,210	14,281	19,735	19,701
Other	102	979	102	1,366
Software	51,238	50,803	50,899	50,574
Total investments	$725,430	$646,862	$759,182	$709,085

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended June 30, 2024 were as follows:

			Three months ended June 30, 2024

	Fair value at			Transfers		Net		Fair value at
Portfolio	March 31,		Principal	in/(out) at	Discount	unrealized	Net realized	June 30,
Company	2024	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2024
	(In thousands)
Aulea Medical, Inc.	$—	$—	$(40)	$—	$—	$—	$40	$—
Evelo Biosciences, Inc.	2,790	—	—	—	—	713	—	3,503
	4,207	92	—	—	—	1,041	—	5,340
	1,674	—	—	—	—	427	—	2,101
	1,674	—	—	—	—	427	—	2,101
	1,116	—	—	—	—	285	—	1,401
	1,116	—	—	—	—	285	—	1,401
Total non-controlled affiliates	$12,577	$92	$(40)	$—	$—	$3,178	$40	$15,847

Transactions related to investments in non-controlled affiliated companies for the three months ended June 30, 2023 were as follows:

			Three months ended June 30, 2023

	Fair value at			Transfers		Net		Fair value at
Portfolio	March 31,			in/(out) at	Discount	unrealized	Net realized	June 30,
Company	2023	Purchases	Sales	fair value	Accretion	gain/(loss)	gain/(loss)	2023
	(In thousands)
Cadrenal Therapeutics, Inc.	846	—	—	—	—	60	—	906
Total non-controlled affiliates	$846	$—	$—	$—	$—	$60	$—	$906

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Transactions related to investments in non-controlled affiliated companies for the six months ended June 30, 2024 were as follows:

			Six months ended June 30, 2024
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	June 30,
Company	2023	Purchases	Payments	fair value	accretion	gain/(loss)	gain/(loss)	2024
	(In thousands)
Aulea Medical, Inc.	$—	$3	$(40)	$—	$—	$—	$37	$—
Evelo Biosciences, Inc.	222	—	—	—	—	3,281	—	3,503
	336	104	—	—	—	4,900	—	5,340
	133	—	—	—	—	1,968	—	2,101
	133	—	—	—	—	1,968	—	2,101
	88	—	—	—	—	1,313	—	1,401
	88	—	—	—	—	1,313	—	1,401
	132	—	—	—	—	(132)	—	—
Total non-controlled affiliates	$1,132	$107	$(40)	$—	$—	$14,611	$37	$15,847

Transactions related to investments in non-controlled affiliated companies for the six months ended June 30, 2023 were as follows:

			Six months ended June 30, 2023

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Discount	unrealized	Net realized	June 30,
Company	2022	Purchases	Sales	fair value	Accretion	gain/(loss)	gain/(loss)	2023
	(In thousands)
Cadrenal Therapeutics, Inc.	—	—	—	—	—	906	—	906
Total non-controlled affiliates	$—	$—	$—	$—	$—	$906	$—	$906

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

Transactions related to investments in controlled affiliated companies for the three months ended  June 30, 2024 were as follows:

			Three months ended June 30, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	March 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2024	Purchases	Payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$3,455	$—	$—	$115	$—	$2	$(406)	$—	$3,166	$120
	1,688	—	—	57	—	1	(197)	—	1,549	62
	—	500	—	5	—	—	(85)	—	420	5
	—	500	—	1	—	—	(86)	—	415	1
	2,656	500	—	—	—	—	(3,156)	—	—	—
HIMV LLC	5,845	—	—	—	463	—	(472)	—	5,836	—
Total controlled affiliates	$13,644	$1,500	$—	$178	$463	$3	$(4,402)	$—	$11,386	$188

Transactions related to investments in controlled affiliated companies for the six months ended  June 30, 2024 were as follows:

			Six months ended June 30, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2023	Purchases	Payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$3,339	$—	$—	$226	$—	$4	$(403)	$—	$3,166	$236
	1,630	—	—	112	—	3	(196)	—	1,549	123
	—	500	—	5	—	—	(85)		420	5
	—	500	—	1	—	—	(86)		415	1
	3,024	1,250	—	—	—	—	(4,274)	—	—	—
HIMV LLC	6,230	227	(547)	—	463	—	(537)	—	5,836	—
Total controlled affiliates	$14,223	$2,477	$(547)	$344	$463	$7	$(5,581)	$—	$11,386	$365

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2024 and  December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$609,068	$609,068
Warrant investments	—	328	21,131	21,459
Other investments	—	—	9,183	9,183
Equity investments	302	—	6,850	7,152
Total investments	$302	$328	$646,232	$646,862

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$670,172	$670,172
Warrant investments	—	1,619	22,975	24,594
Other investments	—	—	6,430	6,430
Equity investments	608	—	7,281	7,889
Total investments	$608	$1,619	$706,858	$709,085

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2024 and  December 31, 2023. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2024:

June 30, 2024
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$556,542	Discounted Expected Future Cash Flows	Hypothetical Market Yield	12% – 25%	15%

	52,526	Multiple Probability Weighted Cash Flow Model	Probability Weighting	5% - 100%	64%

Warrant investments	21,069	Black-Scholes Valuation Model	Price Per Share	0.00 –1,898.58	$74.78
			Average Industry Volatility	25%	25%
			Marketability Discount	0 - 20%	17%
			Estimated Time to Exit (in years)	1 to 5	3
	62	Expected Proceeds	Price Per Share	$0.25	$0.25

Other investments	9,183	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	30% – 100%	75%

Equity investments	6,850	Last Equity Financing	Price Per Share	0.00 –215.03	$22.31

Total Level 3 investments	$646,232

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2023:

December 31, 2023
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$617,529	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 24%	15%

	52,643	Multiple Probability Weighted Cash Flow Model	Probability Weighting	20% - 100%	50%

Warrant investments	22,913	Black-Scholes Valuation Model	Price Per Share	0.00 –1,899.00	$64.95
			Average Industry Volatility	25%	25%
			Marketability Discount	0 - 20%	18%
			Estimated Time to Exit (in years)	1 to 5	3
	62	Expected Proceeds	Price Per Share	$0.25	$0.25

Other investments	6,430	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	30% – 100%	81%

Equity investments	7,281	Last Equity Financing	Price Per Share	0.56 –215.03	$17.15

Total Level 3 investments	$706,858

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Borrowings: The Credit Facilities approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On June 30, 2024, the closing price of the 2026 Notes on the New York Stock Exchange was $23.88 per note and had an aggregate fair value of $54.9 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On June 30, 2024, the closing price of the 2027 Notes on the New York Stock Exchange was $23.72 per note and had an aggregate fair value of $54.6 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on June 30, 2024, the 2022 Asset-Backed Notes were trading at par value, or $100.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2024:

	Three months ended June 30, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$670,773	$23,156	$6,825	$9,192	$709,946
Purchase of investments	11,605	—	500	(40)	12,065
Warrants received and classified as Level 3	—	1,089	—	—	1,089
Principal payments received on investments	(56,906)	—	—	493	(56,413)
Payment-in-kind interest on investments	355	—	—	—	355
Proceeds from sale of investments	(3)	(4)	—	(40)	(47)
Net realized gain on investments	3	2,617	—	40	2,660
Unrealized depreciation included in earnings	(17,501)	(3,046)	(3,156)	(462)	(24,165)
Transfer out of warrant investments	—	(2,681)	2,681	—	—
Other	742	—	—	—	742
Level 3 assets, end of period	$609,068	$21,131	$6,850	$9,183	$646,232

During the three months ended June 30, 2024, there were no transfers in or out of Level 3.

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

During the three months ended June 30, 2023, there was one transfer out of Level 3. The one transfer out of Level 3 related to equity held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 1 upon the portfolio company becoming a public company.  During the three months ended June 30, 2023, there were no transfers into Level 3.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2024:

	Six months ended June 30, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$670,172	$22,975	$7,281	$6,430	$706,858
Purchase of investments	33,782	—	1,250	352	35,384
Warrants received and classified as Level 3	—	1,217	—	—	1,217
Principal payments received on investments	(75,986)	—	—	(70)	(76,056)
Payment-in-kind interest on investments	1,737	—	—	—	1,737
Proceeds from sale of investments	(44)	(4)	—	(40)	(88)
Net realized gain (loss) on investments	41	2,600	—	40	2,681
Unrealized depreciation included in earnings	(19,010)	(2,976)	(4,362)	(720)	(27,068)
Transfer out of debt and warrant investments	(3,191)	(2,681)	2,681	3,191	—
Other	1,567	—	—	—	1,567
Level 3 assets, end of period	$609,068	$21,131	$6,850	$9,183	$646,232

During the six months ended June 30, 2024, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2024 includes $19.7 million in unrealized depreciation on debt and other investments, $4.4 million in unrealized depreciation on equity investments and $2.0 million in unrealized depreciation on warrant investments.

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

During the six months ended June 30, 2023, there was one transfer out of Level 3. The one transfer out of Level 3 related to equity held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 1 upon the portfolio company becoming a public company.  During the six months ended June 30, 2023, there were no transfers into Level 3.

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

As of June 30, 2024 and  December 31, 2023, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of June 30, 2024 and  December 31, 2023:

	June 30, 2024			December 31, 2023
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$70,000	$80,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	100,000	50,000	50,000	—	—	—
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	715,000	446,000	269,000	615,000	466,000	149,000
Unamortized debt issuance costs attributable to term borrowings	—	(3,256)	—	—	(3,765)	—
Total borrowings outstanding, net	$715,000	$442,744	$269,000	$615,000	$462,235	$149,000

As of June 30, 2024, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of June 30, 2024, the asset coverage for borrowed amounts was 174%.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 20, 2024, the Company amended the Key Facility, among other things, (i) to extend the date on which the Company may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The prime rate was 8.50% on June 30, 2024 and December 31, 2023. The average interest rate on the Key Facility for the three months ended June 30, 2024 and 2023 was 8.73% and 8.41%, respectively. The average interest rate on the Key Facility for the six months ended June 30, 2024 and 2023 was 8.74% and 8.17%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of June 30, 2024 and  December 31, 2023, the Company had borrowing capacity under the Key Facility of $150.0 million and $80.0 million, respectively. At June 30, 2024 and  December 31, 2023, $14.0 million and $25.0 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

On May 6, 2024, the Company amended its NYL Facility to, among other things, extend the investment period to June 2025 and the maturity date of all advances to June 2030. In addition, the amendment amended the interest rate for advances made after May 6, 2024, fixing the interest rate at the greater of (i) 4.60% and (ii) the Three Year I Curve plus 3.20%, with the interest rate to be reset on any advance date.

There were $181.0 million in advances made by the NYL Noteholders as of June 30, 2024 and  December 31, 2023. The interest rate was 6.34% and 5.62% as of June 30, 2024 and 2023, respectively. As of June 30, 2024 and  December 31, 2023, the Company had borrowing capacity under the NYL Facility of $69.0 million. At June 30, 2024 and  December 31, 2023, $17.9 million and $17.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At  June 30, 2024 and December 31, 2023, there were approximately $1.4 million of restricted investments.

Nuveen Facility

HFII entered into the Nuveen Facility with the Nuveen Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HFII and the Nuveen Noteholders. On June 21, 2024, the Company sold or contributed to HFII certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFII are collateralized by all investments held by HFII and permit an advance rate of up to 67.5% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to the Indenture. The Nuveen Facility bears interest, payable monthly, determined at a rate per annum equal to the greater of (i) the yield for the United States Treasury constant maturity 3-year and 5-year in the most recent statistical release published by the Board of Governors of the Federal Reserve System designated as “Selected Interest Rates (Daily) – H.15” interpolated to a 4.88-year weighted average life plus 3.15% and (ii) 5.00%. The Company may request advances under the Nuveen Facility through June 21, 2027 and the Nuveen Facility is scheduled to mature on June 10, 2033.

There were $50.0 million in advances made by the Nuveen Noteholders as of June 30, 2024. The interest rate as of June 30, 2024 was 7.38%. As of June 30, 2024, the Company had borrowing capacity under the Nuveen Facility of $50.0 million. At June 30, 2024, $14.1 million was available for borrowing, subject to existing terms and advance rates. The Nuveen Facility was not outstanding at December 31, 2023.

Under the terms of the Nuveen Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2024, there were approximately $0.7 million of restricted investments.

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

As of  June 30, 2024 and  December 31, 2023, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At  June 30, 2024 and  December 31, 2023, there were approximately $1.1 million and $1.3 million, respectively, of restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2024, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2024, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

The balance of unfunded commitments to extend credit was $137.5 million and $180.5 million as of June 30, 2024 and  December 31, 2023, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
Better Place Forests Co.	$1,500	$—	$—	—
BrightInsight, Inc.	10,000	132	15,500	$241
Britecore Holdings, Inc.	2,500	36	5,000	72
Candesant Biomedical Corporation	10,000	151	10,000	151
Ceribell, Inc.	21,000	120	—	—
Divergent Technologies, Inc.	—	—	11,250	118
Elligo Healthcare Research, Inc.	15,000	194	15,000	194
MicroTransponder, Inc.	22,500	—	22,500	—
Mirantis, Inc.	15,000	136	15,000	136
Optoro, Inc.	—	—	6,250	—
Parse Biosciences, Inc.	15,000	251	15,000	251
SafelyYou, Inc.	10,000	147	20,000	270
Sonex Health, Inc.	—	—	15,000	176
Standvast Holdings, LLC	5,000	175
Supply Network Visibility Holdings, LLC	5,000	17	10,000	35
Tallac Therapeutics, Inc.	5,000	115	10,000	229
Viken Detection Corporation	—	—	10,000	160
Total	$137,500	$1,474	$180,500	$2,033

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2024 and December 31, 2023, which totaled $1.5 million and $2.0 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 24% and 23% of total debt investments outstanding as of June 30, 2024 and  December 31, 2023, respectively. The Company’s five largest debt investments at fair value represented 24% and 22% of total debt investments outstanding as of June 30, 2024 and  December 31, 2023, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of June 30, 2024 and  December 31, 2023. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 20% and 23% of total interest and fee income on investments for the three months ended June 30, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value accounted for 24% and 23% of total interest and fee income on investments for the three months ended June 30, 2024 and 2023, respectively. Interest income from the five largest debt investments at cost accounted for 18% and 23% of total interest and fee income on investments for the six months ended June 30, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value accounted for 22% and 23% of total interest and fee income on investments for the six months ended June 30, 2024 and 2023, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2024 and for the year ended December 31, 2023:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Six Months Ended June 30, 2024
4/26/2024	8/16/2024	9/13/2024	$0.11	$—	—	$—
4/26/2024	7/17/2024	8/15/2024	0.11	—	—	—
4/26/2024	6/17/2024	7/16/2024	0.11	3,766	15,860	199
2/23/2024	5/17/2024	6/14/2024	0.11	3,701	16,686	203
2/23/2024	4/18/2024	5/15/2024	0.11	3,654	16,687	199
2/23/2024	3/19/2024	4/16/2024	0.05	1,625	7,598	85
2/23/2024	3/19/2024	4/16/2024	0.11	3,574	16,717	188
			$0.71	$16,320	73,548	$874
Year Ended December 31, 2023
10/27/2023	2/16/2024	3/15/2024	$0.11	$3,463	18,257	$210
10/27/2023	1/18/2024	2/14/2024	0.11	3,462	15,873	210
10/27/2023	12/19/2023	1/16/2024	0.11	3,472	14,563	199
10/27/2023	11/17/2023	12/15/2023	0.05	1,574	7,137	93
7/28/2023	11/17/2023	12/15/2023	0.11	3,463	15,701	206
7/28/2023	10/18/2023	11/15/2023	0.11	3,493	14,022	173
7/28/2023	9/19/2023	10/16/2023	0.11	3,445	15,067	184
4/28/2023	8/17/2023	9/15/2023	0.11	3,458	8,665	106
4/28/2023	7/18/2023	8/15/2023	0.11	3,427	8,307	105
4/28/2023	6/16/2023	7/14/2023	0.11	3,434	7,424	96
2/23/2023	5/18/2023	6/14/2023	0.11	3,087	7,128	86
2/23/2023	4/18/2023	5/16/2023	0.11	3,068	6,705	84
2/23/2023	3/17/2023	4/14/2023	0.11	3,035	6,894	81
			$1.37	$41,881	145,743	$1,833

On July 26, 2024, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
November 15, 2024	November 15, 2024	December 13, 2024	$0.11
October 17, 2024	October 17, 2024	November 14, 2024	$0.11
September 16, 2024	September 16, 2024	October 16, 2024	$0.11

After paying distributions of $0.38 per share and earning net investment income of $0.36 per share for the quarter, the Company’s undistributed spillover income as of June 30, 2024 was $1.28 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Six months ended June 30,
	2024		2023
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$9.71		$11.47
Net investment income	0.74		1.00
Realized gain (loss)	0.07		(0.58)
Unrealized depreciation on investments	(0.82)		(0.23)
Net increase in net assets resulting from operations	(0.01)		0.19
Distributions declared (1)	(0.71)		(0.66)
From net investment income	(0.71)		(0.66)
From net realized gain on investments	—		—
Return of capital	—		—
Other(2)	0.13		0.07
Net asset value at end of period	$9.12		$11.07
Per share market value, beginning of period	$13.17		$11.60
Per share market value, end of period	$12.04		$12.08
Total return based on a market value (3)	(3.2)%		9.8%
Shares outstanding at end of period	36,043,815		32,096,259
Ratios to average net assets:
Expenses without incentive fee (4)	15.6%		14.2%
Incentive fees (4)	—		1.9%
Net expenses (4)	15.6%		16.1%
Net investment income with incentive fee (4)	15.5%		17.5%
Net assets at the end of the period	$328,778		$355,419
Average net asset value	$328,293		$331,850
Average debt per share	$13.03		$15.11
Portfolio turnover ratio	5.4%	(5)	7.6%	(5)

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

(5)

Calculated by dividing (A) the lesser of purchases or sales of portfolio securities for the fiscal year by (B) the monthly average of the value of portfolio securities owned by the Company during the fiscal year, with certain securities excluded from the numerator and denominator pursuant to applicable federal securities laws.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Subsequent Events

On  July 10, 2024, MyForest Foods Co. prepaid its outstanding principal balance of $3.8 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in MyForest Foods Co.

On  July 11, 2024, Lemongrass Holdings, Inc. prepaid its outstanding principal balance of $6.3 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in Lemongrass Holdings, Inc.

On  July 12, 2024, Slingshot Aerospace, Inc. prepaid its outstanding principal balance of $20.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in Slingshot Aerospace, Inc.

On July 24, 2024, Nexiican Holdings Inc. and its affiliates (“Nexiican”) and Nexii Building Solutions Inc., and its affiliates (“Nexii”) closed an Asset Purchase Agreement dated as of June 21, 2024 and approved by the Supreme Court of British Columbia in Vancouver on June 28, 2024 pursuant to which Nexiican purchased substantially all of the assets of Nexii, in consideration for, among other things, Nexicaan’s assumption of a portion of Nexii’s obligations to the Company and its affiliate’s issuance of equity to the Company, which information the Company used to fair value its assets as of June 30, 2024 at $10.9 million.

On July 30, 2024, the Company funded a $25.0 million debt investment to a new portfolio company, Hometeam Technologies, Inc.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of June 30, 2024, 85.0%, or $517.9 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	54	$609,068	94.2%	56	$670,172	94.5%
Warrants	84	21,459	3.3	85	24,594	3.5
Other investments	4	9,183	1.4	3	6,430	0.9
Equity	15	7,152	1.1	14	7,889	1.1
Total		$646,862	100.0%		$709,085	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Beginning portfolio	$711,116	$715,312	$709,085	$720,026
New debt and equity investments	12,065	50,545	46,634	97,553
Less refinanced debt balances	—	(10,000)	(11,250)	(10,000)
Net new debt and equity investments	12,065	40,545	35,384	87,553
Principal payments received on investments	(11,803)	(6,075)	(22,303)	(12,890)
Early pay-offs and principal paydowns	(44,610)	(18,665)	(53,753)	(51,606)
Payment-in-kind interest on investments	355	950	1,737	2,154
Accretion of debt investment fees	1,735	1,645	2,996	3,093
New debt investment fees	(258)	(502)	(567)	(802)
Equity received in settlement of fee income	—	89	—	89
Warrants received in settlement of fee income	359	—	359	—
Proceeds from sale of investments	(47)	(1,986)	(88)	(8,506)
Net realized gain (loss) on investments	2,464	(16,529)	2,472	(16,697)
Net unrealized (depreciation) appreciation on investments	(24,511)	608	(28,471)	(6,929)
Other	(3)	(1)	11	(94)
Ending portfolio	$646,862	$715,391	$646,862	$715,391

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$110,937	18.2%	$108,448	16.2%
Medical Device	139,875	23.0	137,367	20.5
Technology
Communications	14,925	2.5	18,654	2.8
Consumer-Related	51,913	8.5	93,002	13.9
Networking	1,147	0.2	5,087	0.8
Software	156,495	25.7	158,016	23.6
Sustainability
Other Sustainability	69,081	11.3	79,828	11.8
Healthcare Information and Services
Diagnostics	14,038	2.3	19,453	2.9
Software	50,657	8.3	50,317	7.5
Total	$609,068	100.0%	$670,172	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 24% and 23% of total debt investments outstanding as of June 30, 2024 and December 31, 2023, respectively. Our five largest debt investments at fair value represented 24% and 22% of total debt investments outstanding as of June 30, 2024 and December 31, 2023, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of June 30, 2024 and December 31, 2023.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of June 30, 2024 and December 31, 2023, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	13	$167,758	27.5%	11	$150,367	22.4%
3	32	366,945	60.3	39	452,911	67.6
2	4	26,336	4.3	2	39,343	5.9
1	5	48,029	7.9	4	27,551	4.1
Total	54	$609,068	100.0%	56	$670,172	100.0%

As of June 30, 2024, there were five debt investments with an internal credit rating of 1, with an aggregate cost of $108.4 million and an aggregate fair value of $48.0 million and there were four debt investments with an internal credit rating of 2, with an aggregate cost of $31.1 million and an aggregate fair value of $26.3 million. As of December 31, 2023, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $72.5 million and an aggregate fair value of $27.6 million and there were two debt investments with an internal credit rating of 2, with an aggregate cost of $43.8 million and an aggregate fair value of $39.3 million. The increase in the number of investments with internal credit ratings of 1 or 2 was principally a result of the increase in the risk of loss of principal caused by the portfolio companies low cash positions and the difficult equity fundraising market and/or the underperformance of certain portfolio companies.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended June 30, 2024 and 2023

The following table shows consolidated results of operations for the three months ended June 30, 2024 and 2023:

	For the three months ended
	June 30,
	2024	2023
	(In thousands)
Total investment income	$25,678	$28,117
Total expenses	12,407	11,865
Net investment income before excise tax	13,271	16,252
Provision for excise tax	357	179
Net investment income	12,914	16,073
Net realized gain (loss)	2,464	(16,529)
Net unrealized (depreciation) appreciation on investments	(24,511)	608
Net (decrease) increase in net assets resulting from operations	$(9,133)	$152
Average debt investments, at fair value	$642,230	$687,529
Average earning debt investments	$609,870	$691,454
Average gross assets less cash	$694,228	$739,141
Average borrowings outstanding	$442,374	$435,402

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $2.4 million, or 8.7%, to $25.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, total investment income consisted primarily of $24.7 million in interest income from investments, which included $4.1 million in income from the accretion of origination fees and end of term payments (“ETPs”) and $1.0 million in fee income. Interest income on debt investments decreased by $2.0 million, or 7.3%, to $24.7 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Interest income on debt investments for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 decreased primarily due to a decrease of $81.6 million, or 11.8%, in the average earning debt investments, offset by an increase in the Prime Rate which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.5 million, or 32.4%, to $1.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to lower fee income earned on prepayments for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

The following table shows our dollar-weighted annualized yield for the three months ended June 30, 2024 and 2023:

	For the three months ended
	June 30,
Investment type:	2024	2023
Debt investments(1)	15.9%	16.3%
All investments(1)	15.0%	15.6%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 20% and 23% of investment income for the three months ended June 30, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 24% and 23% of investment income for the three months ended June 30, 2024 and 2023, respectively.

Expenses

Total expenses increased by $0.5 million, or 4.6%, to $12.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.8 million, or 10.6%, to $7.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $7.0 million, or 1.6%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and an increase in our effective cost of debt for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Base management fee expense decreased by $0.2 million, or 5.6%, to $3.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Base management fee decreased primarily due to a decrease of $44.9 million, or 6.1%, in average gross assets less cash for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

There was no performance based incentive fee expense for the three months ended June 30, 2024. Performance based incentive fee expense was $0.1 million for the three months ended June 30, 2023. The incentive fee on pre-incentive fee net investment income was subject to an Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $2.6 million for the three months ended June 30, 2024 compared to $3.1 million for the three months ended June 30, 2023. The Incentive Fee Cap and Deferral Mechanism resulted in $2.6 million of reduced incentive fee expense and increased net investment income for the three months ended June 30, 2024. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended June 30, 2024 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $1.4 million for the three months ended June 30, 2024 and 2023.

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

During the three months ended June 30, 2024, we realized net gains on investments totaling $2.5 million primarily due to the exercise and conversion to equity of one of our warrant investments. During the three months ended June 30, 2023, we realized net losses on investments totaling $16.5 million primarily due to the settlement of three of our debt investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments.

During the three months ended June 30, 2024, net unrealized depreciation on investments totaled $24.5 million which was primarily due to (1) the unrealized depreciation on three of our debt investments and one of our equity investments and (2) the reversal of previously recorded unrealized appreciation from the exercise and conversion to equity of one of our warrant investments offset by the unrealized appreciation on two of our debt investments. The difficult equity fundraising market and under performance of certain portfolio companies, among other factors, resulted in us reducing the fair market value of the debt investments in such portfolio companies, thus increasing the unrealized depreciation on such debt investments. During the three months ended June 30, 2023, net unrealized appreciation on investments totaled $0.6 million which was primarily due to the reversal of previously recorded unrealized depreciation from the settlement of two of our debt investments offset by (1) the unrealized depreciation on three of our debt investments and (2) the unrealized depreciation on one of our equity investments.

Comparison of the six months ended June 30, 2024 and 2023

The following table shows consolidated results of operations for the six months ended June 30, 2024 and 2023:

	For the six months ended
	June 30,
	2024	2023
	(In thousands)
Total investment income	$51,807	$56,154
Total expenses	25,551	26,707
Net investment income before excise tax	26,256	29,447
Provision for excise tax	736	363
Net investment income	25,520	29,084
Net realized gain (loss)	2,472	(16,697)
Net unrealized depreciation on investments	(28,471)	(6,929)
Net (decrease) increase in net assets resulting from operations	$(479)	$5,458
Average debt investments, at fair value	$653,464	$687,996
Average earning debt investments	$630,122	$695,770
Average gross assets less cash	$711,157	$738,484
Average borrowings outstanding	$449,681	$437,965

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $4.3 million, or 7.7%, to $51.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, total investment income consisted primarily of $50.5 million in interest income from investments, which included $7.5 million in income from the accretion of origination fees and end of term payments, or ETPs, and $1.3 million in fee income. Interest income on debt investments decreased by $3.5 million, or 6.5%, to $50.5 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Interest income on debt investments for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 decreased primarily due to a decrease of $65.6 million, or 9.4%, in the average earning debt investments, offset by an increase in the Prime Rate which is the base rate for most of our variable rate debt investments. Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.9 million, or 40.0%, to $1.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to lower fee income earned on prepayments for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

The following table shows our dollar-weighted annualized yield for the six months ended June 30, 2024 and 2023:

	For the six months ended
	June 30,
Investment type:	2024	2023
Debt investments(1)	15.8%	16.3%
All investments(1)	14.9%	15.5%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 18% and 23% of investment income for the six months ended June 30, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 22% and 23% of investment income for the six months ended June 30, 2024 and 2023, respectively.

Expenses

Total expenses decreased by $1.2 million, or 4.3%, to $25.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $1.8 million, or 12.6%, to $16.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $11.7 million, or 2.7%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 and an increase in our effective cost of debt for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Base management fee expense decreased by $0.2 million, or 3.4%, to $6.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Base management fee decreased primarily due to a decrease of $27.3 million, or 3.7%, in average gross assets less cash for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Performance based incentive fee expense decreased by $2.8 million, or 90.5%, to $0.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This decrease was due to an Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $4.9 million for the six months ended June 30, 2024 compared to $3.3 million for the six months ended June 30, 2023. The Incentive Fee Cap and Deferral Mechanism resulted in $4.9 million and $3.3 million of reduced incentive fee expense and increased net investment income for the six months ended June 30, 2024 and 2023, respectively. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the six months ended June 30, 2024 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $3.0 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively.

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

During the six months ended June 30, 2024, we realized net gains on investments totaling $2.5 million primarily due to the exercise and conversion to equity of one of our warrant investments. During the six months ended June 30, 2023, we realized net losses on investments totaling $16.7 million primarily due to the settlement of three of our debt investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments.

During the six months ended June 30, 2024, net unrealized depreciation on investments totaled $28.5 million which was primarily due to (1) the unrealized depreciation on four of our debt investments and one of our equity investments and (2) the reversal of previously recorded unrealized appreciation from the exercise and conversion to equity of one of our warrant investments offset by the unrealized appreciation on one of our debt investments. The difficult equity fundraising market and under performance of certain portfolio companies, among other factors, resulted in us reducing the fair market value of the debt investments in such portfolio companies, thus increasing the unrealized depreciation on such debt investments. During the six months ended June 30, 2023, net unrealized depreciation on investments totaled $6.9 million which was primarily due to (1) the unrealized depreciation on three of our debt investments and (2) the unrealized depreciation on one of our equity investments offset by the reversal of previously recorded unrealized depreciation from the settlement of two of our debt investments.

Liquidity and capital resources

As of June 30, 2024 and December 31, 2023, we had cash and investments in money market funds of $113.7 million and $73.1 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of June 30, 2024 and December 31, 2023, we had $3.2 million and $2.6 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2022 Asset-Backed Notes, our NYL Facility or our Nuveen Facility. Our primary sources of capital have been from our public equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”), with several entities owned or affiliated with New York Life Insurance Company and the Nuveen Note Funding Agreement (the “Nuveen Facility”, together with the Key Facility and the NYL Facility, the “Credit Facilities”) with several entities owned or affiliated with Nuveen Alternative Advisors LLC, and issuance of our public and private debt securities.

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

During the three months ended June 30, 2024, we sold 1,516,249 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $17.1 million, including $0.4 million of offering expenses, from these sales.

During the three months ended June 30, 2023, we sold 448,175 shares of common stock under the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $5.1 million, including $0.1 million of offering expenses, from these sales.

During the six months ended June 30, 2024, we sold 2,570,045 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $29.1 million, including $0.6 million of offering expenses, from these sales.

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

On April 26, 2024, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2025 or the repurchase of $5.0 million of our common stock. During the three and six months ended June 30, 2024 and 2023, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through June 30, 2024, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At June 30, 2024 there was no outstanding principal balance under our Key Facility. At December 31, 2023, the outstanding principal balance under our Key Facility was $70.0 million. As of June 30, 2024 and December 31, 2023, we had borrowing capacity under the Key Facility of $150.0 million and $80.0 million, respectively. At June 30, 2024 and December 31, 2023, $14.0 million and $25.0 million, respectively, was available for borrowing under the Key Facility, subject to existing terms and advance rates.

At June 30, 2024 and December 31, 2023, the outstanding principal balance under the NYL Facility was $181.0 million. As of June 30, 2024 and December 31, 2023, we had borrowing capacity under the NYL Facility of $69.0 million. At June 30, 2024 and December 31, 2023, $17.9 million and $17.4 million, respectively, was available for borrowing under the NYL Facility, subject to existing terms and advance rates.

At June 30, 2024, the outstanding principal balance under the Nuveen Facility was $50.0 million. As of June 30, 2024, we had borrowing capacity under the Nuveen Facility of $50.0 million. At June 30, 2024, $14.1 million was available for borrowing under the Nuveen Facility, subject to existing terms and advance rates. The Nuveen Facility was not outstanding at December 31, 2023.

Our operating activities provided cash of $58.3 million for the six months ended June 30, 2024, and our financing activities used cash of $17.2 million for the same period. Our operating activities provided cash from principal payments received on our debt investments partially offset by cash used to purchase investments in portfolio companies. Our financing activities used cash primarily to repay our Key Facility and to pay distributions to our stockholders, partially offset from an advance on our Nuveen Facility and the sale of shares through our ATM for net proceeds of $29.1 million.

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

Current borrowings

The following table shows our borrowings as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$70,000	$80,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	100,000	50,000	50,000	—	—	—
2022 Asset-Backed Notes	100,000	100,000	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	715,000	446,000	269,000	615,000	466,000	149,000
Unamortized debt issuance costs attributable to term borrowings	—	(3,256)	—	—	(3,765)	—
Total borrowings outstanding, net	$715,000	$442,744	$269,000	$615,000	$462,235	$149,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. On June 20, 2024, we amended the Key Facility, among other things, (i) to extend the date on which we may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.50% as of June 30, 2024 and December 31, 2023. The interest rate in effect was 8.60% and 8.75% as of June 30, 2024 and December 31, 2023, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% of any unborrowed amount available under the facility annually.

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

On May 6, 2024, we amended the NYL Facility to, among other things, extend the investment period to June 2025 and the maturity date of all advances to June 2030. In addition, the amendment amended the interest rate for advances made after May 6, 2024, fixing the interest rate at the greater of (i) 4.60% and (ii) the Three Year I Curve plus 3.20%, with the interest rate to be reset on any advance date.

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2024 and December 31, 2023, there were approximately $1.4 million of restricted investments.

There were $181.0 million in notes issued to the NYL Noteholders as of June 30, 2024 and December 31, 2023 at an interest rate of 6.34% and 5.96%, respectively. As of June 30, 2024 and December 31, 2023, we had borrowing capacity under the NYL Facility of $69.0 million. At June 30, 2024 and December 31, 2023, $17.9 million and $17.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Nuveen Facility

HFII entered into the Nuveen Facility with the Nuveen Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement us and the Nuveen Noteholders. On June 21, 2024, we sold or contributed to HFII certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFII are collateralized by all investments held by HFII and permit an advance rate of up to 67.5% of the aggregate principal amount of eligible debt investments. The Nuveen Facility bears interest, payable monthly, determined at a rate per annum equal to the greater of (i) the yield for the United States Treasury constant maturity 3-year and 5-year in the most recent statistical release published by the Board of Governors of the Federal Reserve System designated as “Selected Interest Rates (Daily) – H.15” interpolated to a 4.88-year weighted average life plus 3.15% and (ii) 5.00%. We may request advances under the Nuveen Facility through June 21, 2027 and the Nuveen Facility is scheduled to mature on June 10, 2033.

Under the terms of the Nuveen Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2024, there were approximately $0.7 million of restricted investments.

There were $50.0 million in notes issued to the Nuveen Noteholders as of June 30, 2024 at an interest rate of 7.38%. As of June 30, 2024, we had borrowing capacity under the Nuveen Facility of $50.0 million. At June 30, 2024, $14.1 million, was available for borrowing, subject to existing terms and advance rates.

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

At June 30, 2024 and December 31, 2023, the 2022 Asset-Backed Notes had an outstanding principal balance of $100.0 million.

Under the terms of the 2022 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2024, and December 31, 2023, there were approximately $1.1 million and $1.3 million, respectively, of restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2024, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2024, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Other assets

As of June 30, 2024 and December 31, 2023, other assets were $6.9 million and $3.6 million, respectively, which was primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2024:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$446,000	$72,871	$312,326	$60,803	$—
Unfunded commitments	137,500	125,000	12,500	—	—
Incentive fee deferral	15,716	—	15,716	—	—
Total	$599,216	$197,871	$340,542	$60,803	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2024, we had unfunded commitments of $137.5 million. This includes no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of June 30, 2024, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three months ended June 30, 2024 and 2023, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $2.6 million and $3.1 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. During the six months ended June 30, 2024 and 2023, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $4.9 million and $3.3 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of June 30, 2024 and December 31, 2023, the total amount subject to recoupment was $15.7 million and $10.8 million, respectively.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2024 and 2023, our Advisor earned $3.0 million and $3.3 million, respectively, pursuant to the Investment Management Agreement. During the six months ended June 30, 2024 and 2023, our Advisor earned $6.5 million and $9.5 million, respectively, pursuant to the Investment Management Agreement.

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

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended June 30, 2024 and 2023, our Advisor earned $0.4 million pursuant to the Administration Agreement. During the six months ended June 30, 2024 and 2023, our Advisor earned $0.9 million and $0.8 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and six months ended June 30, 2024 and 2023, we did not recognize any interest income from debt investments while on non-accrual status.

We have a limited number of debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the three months ended June 30, 2024 and 2023, 1.4% and 3.4%, respectively, of total investment income was attributable to non-cash PIK interest. The decrease in PIK interest as a percentage of total investment income was principally the result of a decrease in earning assets that contain a PIK feature for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, 3.3% and 3.8%, respectively, of total investment income was attributable to non-cash PIK interest. The decrease in PIK interest as a percentage of total investment income was principally the result of a decrease in earning assets that contain a PIK feature for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

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

Certain debt investment agreements also require the borrower to make an ETP that is accrued into income over the life of the debt investment to the extent such amounts are expected to be collected. We will generally cease accruing the income if there is insufficient value to support the accrual or if we do not expect the borrower to be able to pay the ETP when due. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the three months ended June 30, 2024 and 2023 was 6.6% and 3.1%, respectively. The increase in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of a decrease in earning assets for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2024 and 2023 was 6.7% and 4.7%, respectively. The increase in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of a decrease in earning assets for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2024 and December 31, 2023.

Recent developments

On July 10, 2024, MyForest Foods Co. prepaid its outstanding principal balance of $3.8 million on its venture loan, plus interest, end-of-term payment and prepayment fee. We continue to hold warrants in MyForest Foods Co.

On July 11, 2024, Lemongrass Holdings, Inc. prepaid its outstanding principal balance of $6.3 million on its venture loan, plus interest, end-of-term payment and prepayment fee. We continue to hold warrants in Lemongrass Holdings, Inc.

On July 12, 2024, Slingshot Aerospace, Inc. prepaid its outstanding principal balance of $20.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. We continue to hold warrants in Slingshot Aerospace, Inc.

On July 24, 2024, Nexiican Holdings Inc. and its affiliates (“Nexiican”) and Nexii Building Solutions Inc., and its affiliates (“Nexii”) closed an Asset Purchase Agreement dated as of June 21, 2024 and approved by the Supreme Court of British Columbia in Vancouver on June 28, 2024 pursuant to which Nexiican purchased substantially all of the assets of Nexii, in consideration for, among other things, Nexicaan’s assumption of a portion of Nexii’s obligations to us and its affiliate’s issuance of equity to us, which information we used to fair value our assets as of June 30, 2024 at $10.9 million.

On July 30, 2024, we funded a $25.0 million debt investment to a new portfolio company, Hometeam Technologies, Inc.

Recently issued accounting pronouncement

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance with respect to our consolidated financial statements and disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2024 and December 31, 2023, 99% and 94%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our June 30, 2024 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at June 30, 2024, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$16,351	$—	$16,351
Up 200 basis points	$10,912	$—	$10,912
Up 100 basis points	$5,474	$—	$5,474
Down 300 basis points	$(10,527)	$—	$(10,527)
Down 200 basis points	$(7,367)	$—	$(7,367)
Down 100 basis points	$(3,894)	$—	$(3,894)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2026 Notes, and our 2022 Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have floating interest rate provisions. The Key Facility is subject to an interest rate floor of 0.10% per annum, based on a prime rate index which resets monthly. The interest payable on the NYL Facility is based on the Three Year I Curve rate plus a margin of 3.20% with an interest rate floor and resets on any advance date. The interest payable on the Nuveen Facility is based on the United States Treasury constant maturity 3-year and 5-year rates plus a margin of 3.15% with an interest rate floor and resets on any advance date. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”), and related Commodity Futures Trading Commission (the “CFTC”), regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 5 to Sale and Servicing Agreement, dated as of May 6, 2024, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Loan Fund I LLC, the originator and seller, Horizon Technology Finance Corporation, the servicer, U.S. Bank Trust Company, National Association and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 K, filed on May 10, 2024).
10.2	Fourth Amended and Restated Note Funding Agreement, dated as of May 6, 2024, by and among Horizon Funding I, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8 K, filed on May 10, 2024).
10.3	Fourth Supplemental Indenture, dated as of May 6, 2024, by and among Horizon Funding I, LLC, the issuer, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8 K, filed on May 10, 2024).
10.4	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of June 20, 2024, by and among Horizon Credit II LLC, as borrower, the lenders that are signatories thereto, and KeyBank National Association, as arranger and agent for the lenders (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8 K, filed on June 21, 2024).
10.5	Amendment No. 2 to Second Amended and Restated Sale and Servicing Agreement, dated as of June 20, 2024, by and among Horizon Credit II LLC, as buyer, the Company, as originator and servicer, Horizon Technology Finance Management LLC, as sub-servicer, U.S. Bank National Association, as collateral custodian and backup servicer, and KeyBank National Association, as agent for the lenders (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8 K, filed on June 21, 2024).
10.6	Indenture, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as securities intermediary (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed on June 24, 2024).
10.7	Note Funding Agreement, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 K, filed on June 24, 2024).
10.8	Sale and Servicing Agreement, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, Horizon Technology Finance Corporation, as originator, seller and servicer, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8 K, filed on June 24, 2024).
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: July 30, 2024	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: July 30, 2024	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer