Form 10-Q
period 2024-09-30
Horizon Technology Finance Corp
filed 2024-10-29
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of October 29, 2024 was 38,062,377.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $680,401 and $716,077, respectively)	$655,962	$693,730
Non-controlled affiliate investments at fair value (cost of $27,478 and $28,677, respectively) (Note 5)	8,307	1,132
Controlled affiliate investments at fair value (cost of $25,353 and $14,428, respectively) (Note 5)	19,731	14,223
Total investments at fair value (cost of $733,232 and $759,182, respectively) (Note 4)	684,000	709,085
Cash	52,302	46,630
Investments in money market funds	31,080	26,450
Restricted investments in money market funds	3,266	2,642
Interest receivable	15,789	13,926
Other assets	6,637	3,623
Total assets	$793,074	$802,356

Liabilities
Borrowings (Note 7)	$433,969	$462,235
Distributions payable	12,475	11,011
Base management fee payable (Note 3)	1,025	1,052
Other accrued expenses	3,072	4,077
Total liabilities	450,541	478,375

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 37,970,529 and 33,534,854 shares issued and 37,803,064 and 33,367,389 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	42	36
Paid-in capital in excess of par	500,345	450,949
Distributable loss	(157,854)	(127,004)
Total net assets	342,533	323,981
Total liabilities and net assets	$793,074	$802,356
Net asset value per common share	$9.06	$9.71

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Investment income
From non-affiliate investments:
Interest income	$22,779	$23,825	$71,549	$75,695
Fee income	1,382	124	2,661	2,255
Payment-in-kind interest income	161	3,777	1,554	5,930
From non-controlled affiliate investments:
Interest income	—	1,246	—	1,246
From controlled affiliate investments:
Interest income	25	8	46	8
Payment-in-kind interest income	216	158	560	158
Total investment income	24,563	29,138	76,370	85,292
Expenses
Interest expense	7,945	7,107	24,046	21,407
Base management fee (Note 3)	2,989	3,213	9,178	9,621
Performance based incentive fee (Note 3)	—	—	295	3,094
Administrative fee (Note 3)	400	441	1,259	1,249
Professional fees	587	452	1,707	1,558
General and administrative	432	392	1,419	1,384
Total expenses	12,353	11,605	37,904	38,313
Net investment income before excise tax	12,210	17,533	38,466	46,979
Provision for excise tax	373	179	1,109	542
Net investment income	11,837	17,354	37,357	46,437
Net realized and unrealized loss
Net realized loss on non-affiliate investments	(33,894)	(11,816)	(31,459)	(28,513)
Net realized gain on non-controlled affiliate investments	—	—	37	—
Net realized loss on investments	(33,894)	(11,816)	(31,422)	(28,513)
Net unrealized appreciation (depreciation) on non-affiliate investments	35,407	180	(2,094)	(7,656)
Net unrealized (depreciation) appreciation on non-controlled affiliate investments	(6,237)	(19,055)	8,374	(18,149)
Net unrealized appreciation (depreciation) on controlled affiliate investments	165	1,357	(5,416)	1,357
Net unrealized appreciation (depreciation) on investments	29,335	(17,518)	864	(24,448)
Net realized and unrealized loss	(4,559)	(29,334)	(30,558)	(52,961)
Net increase (decrease) in net assets resulting from operations	$7,278	$(11,980)	$6,799	$(6,524)
Net investment income per common share	$0.32	$0.53	$1.06	$1.54
Net increase (decrease) in net assets resulting from operations per common share	$0.20	$(0.37)	$0.19	$(0.22)
Distributions declared per share	$0.33	$0.33	$1.04	$0.99
Weighted average shares outstanding	36,571,000	32,451,900	35,200,189	30,155,287

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at June 30, 2023	32,096,259	$34	$437,561	(82,176)	$355,419
Issuance of common stock, net of offering costs	1,186,303	1	13,854	—	13,855
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	17,354	17,354
Net realized loss on investments	—	—	—	(11,816)	(11,816)
Net unrealized depreciation on investments	—	—	—	(17,518)	(17,518)
Issuance of common stock under dividend reinvestment plan	24,396	—	307	—	307
Distributions declared	—	—	—	(11,026)	(11,026)
Balance at September 30, 2023	33,306,958	35	451,722	(105,182)	346,575

Balance at June 30, 2024	36,043,815	40	481,349	(152,611)	328,778
Issuance of common stock, net of offering costs	1,709,096	2	18,413	—	18,415
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	11,837	11,837
Net realized loss on investments	—	—	—	(33,894)	(33,894)
Net unrealized appreciation on investments	—	—	—	29,335	29,335
Issuance of common stock under dividend reinvestment plan	50,153	—	583	—	583
Distributions declared	—	—	—	(12,521)	(12,521)
Balance at September 30, 2024	37,803,064	$42	$500,345	$(157,854)	$342,533

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2022	27,753,373	$29	$385,921	$(67,502)	$318,448
Issuance of common stock, net of offering costs	5,490,326	6	65,025	—	65,031
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	46,437	46,437
Net realized loss on investments	—	—	—	(28,513)	(28,513)
Net unrealized depreciation on investments	—	—	—	(24,448)	(24,448)
Issuance of common stock under dividend reinvestment plan	63,259	—	776	—	776
Distributions declared	—	—	—	(31,156)	(31,156)
Balance at September 30, 2023	33,306,958	35	451,722	(105,182)	346,575

Balance at December 31, 2023	33,367,389	36	450,949	(127,004)	323,981
Issuance of common stock, net of offering costs	4,279,141	6	47,521	—	47,527
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	37,357	37,357
Net realized loss on investments	—	—	—	(31,422)	(31,422)
Net unrealized appreciation on investments	—	—	—	864	864
Issuance of common stock under dividend reinvestment plan	156,534	—	1,875	—	1,875
Distributions declared	—	—	—	(37,649)	(37,649)
Balance at September 30, 2024	37,803,064	$42	$500,345	$(157,854)	$342,533

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,799	$(6,524)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	1,272	1,433
Net realized loss on investments	31,422	28,513
Net unrealized (appreciation) depreciation on investments	(864)	24,448
Purchase of investments	(121,211)	(154,488)
Principal payments received on investments	120,448	90,222
Payment-in-kind interest on investments	(2,114)	(6,088)
Proceeds from sale of investments	157	11,063
Equity received in settlement of fee income	—	(89)
Warrants received in settlement of fee income	(359)	(80)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(775)	1,491
Increase in end-of-term payments	(1,088)	(1,960)
Decrease in unearned income	(2,381)	(2,621)
Increase in other assets	(201)	(837)
(Decrease) increase in other accrued expenses	(1,005)	414
(Decrease) increase in base management fee payable	(27)	15
Decrease in incentive fee payable	—	(1,392)
Net cash provided by (used in) operating activities	30,073	(16,480)
Cash flows from financing activities:
Repayment of 2022 Asset-Backed Notes	(9,030)	—
Repayment of 2019 Asset-Backed Notes	—	(23,876)
Proceeds from issuance of common stock, net of offering costs	47,527	65,031
Advances on Credit Facilities	50,000	59,250
Repayment of Credit Facilities	(70,000)	(35,000)
Debt issuance costs	(3,334)	(732)
Distributions paid	(34,310)	(28,548)
Net cash (used in) provided by financing activities	(19,147)	36,125
Net increase in cash, cash equivalents and restricted cash	10,926	19,645
Cash, cash equivalents and restricted cash:
Beginning of period	75,722	30,466
End of period	$86,648	$50,111

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,770	$19,956
Supplemental non-cash investing and financing activities:
Refinanced debt investment balances	$19,540	$—
Warrant investments received and recorded as unearned income	$1,269	$1,870
Distributions payable	$12,475	$10,991
End-of-term payments receivable	$12,905	$11,743
Non-cash income	$9,448	$12,861

	September 30,
	2024	2023
Cash	$52,302	$34,816
Investments in money market funds	31,080	12,457
Restricted investments in money market funds	3,266	2,838
Total cash, cash equivalents and restricted cash	$86,648	$50,111

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 191.6% (8)
Non-Affiliate Debt Investments — 182.9% (8)
Non-Affiliate Debt Investments — Life Science — 76.0% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	$3,958	$3,948	$3,948
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,958	3,948	3,948
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	2,375	2,368	2,368
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,958	3,948	3,948
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,958	3,949	3,949
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	2,375	2,369	2,369
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.72%	Prime	4.72%	9.75%	—	5.00%	November 1, 2025	5,000	4,970	4,970
		Term Loan	12.72%	Prime	4.72%	9.75%	—	5.00%	May 1, 2026	5,000	4,975	4,975
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.75%	Prime	5.75%	9.00%	—	3.00%	July 1, 2025	1,667	1,624	1,624
		Term Loan	13.75%	Prime	5.75%	9.00%	—	3.00%	July 1, 2025	833	812	812
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.75%	Prime	4.75%	8.50%	—	5.50%	May 1, 2027	6,250	6,215	6,215
		Term Loan	12.75%	Prime	4.75%	8.50%	—	5.50%	May 1, 2027	6,250	6,215	6,215
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	13.25%	Prime	5.25%	8.50%	—	5.00%	November 1, 2026	3,250	3,234	3,234
		Term Loan	13.25%	Prime	5.25%	8.50%	—	5.00%	November 1, 2026	2,167	2,156	2,156
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	13.75%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	10,000	9,950	9,950
		Term Loan	13.75%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	3,750	3,731	3,731
		Term Loan	13.75%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	3,750	3,731	3,731
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	13.36%	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	3,482	3,410	3,218
		Term Loan	13.36%	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	3,482	3,410	3,218
		Term Loan	13.36%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,701	1,605
		Term Loan	13.36%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,701	1,605
		Term Loan	13.36%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,699	1,604
		Term Loan	13.36%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,699	1,604
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	13.50%	Prime	5.50%	8.75%	—	6.00%	October 1, 2025	2,631	2,598	2,598
		Term Loan	13.50%	Prime	5.50%	8.75%	—	6.00%	October 1, 2025	1,315	1,299	1,299
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.25%	Prime	4.25%	12.25%	—	4.00%	August 1, 2027	2,500	2,468	2,468
		Term Loan	12.25%	Prime	4.25%	12.25%	—	4.00%	August 1, 2027	2,500	2,468	2,468
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,477	2,205
		Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,477	2,205
		Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	200	188	168

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Candesant Biomedical, Inc. (2)(12)	Medical Device	Term Loan	11.50%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	5,000	4,777	4,777
		Term Loan	11.50%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	2,500	2,464	2,464
		Term Loan	11.50%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	2,500	2,464	2,464
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	10.75%	Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,817	4,817
		Term Loan	10.75%	Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,938	4,938
		Term Loan	10.75%	Prime	2.75%	9.25%	—	4.00%	March 1, 2029	4,000	3,950	3,950
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	13.50%	Prime	5.50%	8.75%	—	6.00%	August 1, 2026	3,611	3,584	3,356
		Term Loan	13.50%	Prime	5.50%	8.75%	—	6.00%	August 1, 2026	1,806	1,792	1,678
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	12.82%	Prime	4.82%	9.25%	—	10.36%	July 1, 2025	3,477	3,448	3,448
		Term Loan	12.82%	Prime	4.82%	9.25%	—	10.36%	July 1, 2025	3,477	3,448	3,448
Infobionic, Inc. (2)(12)	Medical Device	Term Loan	13.00%	Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,916	4,916
		Term Loan	13.00%	Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,916	4,916
		Term Loan	13.00%	Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,916	4,916
MicroTransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,696	3,696
		Term Loan	12.25%	Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,696	3,696
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	13.25%	Prime	4.75%	8.50%	—	5.00%	January 1, 2027	3,750	3,734	3,734
		Term Loan	13.25%	Prime	4.75%	8.50%	—	5.00%	January 1, 2027	3,750	3,733	3,733
		Term Loan	13.75%	Prime	5.25%	9.00%	—	5.00%	January 1, 2027	5,000	4,959	4,959
		Term Loan	13.75%	Prime	5.25%	9.00%	—	5.00%	January 1, 2027	5,000	4,927	4,927
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,479	2,479
		Term Loan	12.00%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,479	2,479
		Term Loan	12.00%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,957	4,957
		Term Loan	12.00%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,957	4,957
		Term Loan	12.00%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,711	3,711
		Term Loan	12.00%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,711	3,711
		Term Loan	12.00%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,711	3,711
		Term Loan	12.00%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,711	3,711
Spineology, Inc. (2)(12)	Medical Device	Term Loan	13.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	5,000	4,911	4,911
		Term Loan	13.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,174	4,174
		Term Loan	13.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,174	4,174
		Term Loan	13.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	2,500	2,455	2,455
Swift Health Systems Inc. (2)(12)(14)	Medical Device	Term Loan	13.75%	Prime	5.25%	9.00%	—	5.00%	July 1, 2027	3,500	3,510	3,509
		Term Loan	13.75%	Prime	5.25%	9.00%	—	5.00%	July 1, 2027	3,500	3,475	3,474
		Term Loan	13.75%	Prime	5.25%	9.00%	—	5.00%	July 1, 2027	3,500	3,469	3,468
		Term Loan	13.75%	Prime	5.25%	9.00%	—	5.00%	July 1, 2027	3,500	3,469	3,468

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
		Term Loan	13.75%	Prime	5.25%	9.00%	—	100.00%	July 1, 2027	300	300	300
		Term Loan	13.75%	Prime	5.25%	9.00%	—	100.00%	July 1, 2027	150	150	150
		Term Loan	13.75%	Prime	5.25%	9.00%	—	—	July 1, 2027	200	200	200
		Term Loan	13.25%	Prime	5.25%	9.00%	—	—	July 1, 2027	350	350	350
Vero Biotech, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	15,000	14,719	14,117
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	10,000	9,813	9,411
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	5,000	4,907	4,706
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	2,500	2,453	2,353
Total Non-Affiliate Debt Investments — Life Science											263,158	260,177
Non-Affiliate Debt Investments — Sustainability — 19.8% (8)
Pivot Bio, Inc.(2)(12)	Energy Efficiency	Term Loan	12.00%	Prime	4.00%	12.00%	—	4.00%	February 1, 2029	5,000	4,739	4,739
		Term Loan	12.00%	Prime	4.00%	12.00%	—	4.00%	February 1, 2029	5,000	4,948	4,948
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Term Loan	14.75%	Prime	6.75%	10.00%	—	4.33%	December 1, 2026	3,750	3,712	3,712
		Term Loan	14.75%	Prime	6.75%	10.00%	—	4.33%	December 1, 2026	3,750	3,712	3,712
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	14.75%	Prime	6.75%	10.00%	—	2.75%	April 1, 2026	5,000	4,937	4,937
		Term Loan	14.75%	Prime	6.75%	10.00%	—	2.75%	April 1, 2026	2,500	2,469	2,469
		Term Loan	14.75%	Prime	6.75%	10.00%	—	2.75%	May 1, 2026	5,000	4,938	4,938
		Term Loan	14.75%	Prime	6.75%	10.00%	—	2.75%	May 1, 2026	2,500	2,469	2,469
		Term Loan	13.50%	Prime	5.50%	11.75%	—	2.75%	December 1, 2026	5,000	4,946	4,946
		Term Loan	13.50%	Prime	5.50%	11.75%	—	2.75%	December 1, 2026	2,500	2,473	2,473
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	14.75%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,703	3,703
		Term Loan	14.75%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,703	3,703
		Term Loan	14.75%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	7,500	7,400	7,400
		Term Loan	14.75%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,700	3,700
		Term Loan	14.75%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,700	3,700
		Term Loan	14.00%	Prime	6.00%	10.00%	—	2.00%	January 1, 2029	4,500	4,452	4,452
		Term Loan	14.00%	Prime	6.00%	10.00%	—	2.00%	January 1, 2029	2,000	1,979	1,979
Total Non-Affiliate Debt Investments — Sustainability											67,980	67,980
Non-Affiliate Debt Investments — Technology — 56.7% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	14.50%	Prime	6.00%	9.25%	—	2.50%	June 1, 2026	4,375	4,354	4,354
		Term Loan	14.50%	Prime	6.00%	9.25%	—	2.50%	June 1, 2026	4,375	4,353	4,353
		Term Loan	14.50%	Prime	6.00%	9.25%	—	2.50%	June 1, 2026	4,375	4,353	4,353
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.25%	Prime	7.25%	10.50%	—	3.00%	March 1, 2027	2,033	1,980	1,922

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	14.25%		Prime	5.75%	9.00%	—	5.50%	August 1, 2025	833	828	828
		Term Loan	14.25%		Prime	5.75%	9.00%	—	5.50%	August 1, 2025	833	828	828
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.00%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	2,000	1,467	1,467
		Term Loan	13.00%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	3,000	2,441	2,441
		Term Loan	11.50%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	11.50%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.50	% (11)	Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,603	2,692	2,341
NextCar Holding Company, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	5,908	5,489	3,256
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,363	2,196	1,303
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,954	2,745	1,628
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,545	3,294	1,953
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,954	2,745	1,628
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,954	2,745	1,628
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	5,908	5,489	3,255
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,954	2,745	1,628
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.75%		Prime	6.25%	9.50%	—	4.00%	August 1, 2027	2,500	2,440	2,440
		Term Loan	14.75%		Prime	6.25%	9.50%	—	4.00%	July 1, 2028	1,875	1,800	1,800
Standvast Holdings, LLC (2)(12)	Consumer-related Technologies	Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	June 1, 2028	2,500	2,245	2,245
		Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	June 1, 2028	2,500	2,421	2,421
Unagi, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	15.75	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	1,361	1,086	228
		Term Loan	15.75	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	680	543	114
		Term Loan	15.75	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	680	543	114
Fictiv, Inc. (2)(12)	Networking	Term Loan	11.25%		Prime	3.25%	10.00%	—	4.00%	April 1, 2029	5,000	4,703	4,703
		Term Loan	11.25%		Prime	3.25%	10.00%	—	4.00%	April 1, 2029	5,000	4,938	4,938
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	5,000	4,905	4,905
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,471	2,471
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,471	2,471
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,471	2,471
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	April 1, 2029	2,500	2,467	2,467
Dropoff, Inc. (2)(12)	Software	Term Loan	14.50%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,804	6,729	6,337
		Term Loan	14.50%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,280	6,211	5,849
		Term Loan	14.50%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	2,617	2,590	2,439

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	13.50%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	10,000	9,946	9,946
		Term Loan	13.50%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	10,000	9,946	9,946
		Term Loan	13.50%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	5,000	4,973	4,973
		Term Loan	13.50%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	5,000	4,973	4,973
Lytics, Inc. (2)(12)	Software	Term Loan	14.50%	Prime	6.00%	14.25%	—	5.00%	November 1, 2026	2,500	2,479	2,479
		Term Loan	14.50%	Prime	6.00%	14.25%	—	5.00%	December 1, 2026	1,250	1,242	1,242
		Term Loan	14.50%	Prime	6.00%	14.25%	—	5.00%	April 1, 2027	1,000	996	996
Mirantis, Inc. (2)(12)	Software	Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,929	4,929
		Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,929	4,929
		Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,929	4,929
		Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,929	4,929
Noodle Partners, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	10,000	9,916	9,916
		Term Loan	13.00%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	5,000	4,958	4,958
		Term Loan	13.00%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	5,000	4,958	4,958
Reputation Institute, Inc. (2)(12)	Software	Term Loan	15.75%	Prime	7.25%	10.50%	—	3.00%	August 1, 2025	1,933	1,901	1,901
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.25%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,476	2,476
		Term Loan	12.25%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,500	3,491	3,491
		Term Loan	12.25%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,493	2,493
		Term Loan	12.25%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,500	1,496	1,496
		Term Loan	12.25%	Prime	4.25%	12.00%	—	2.50%	July 1, 2029	5,000	4,983	4,983
Viken Detection Corporation (2)(12)	Software	Term Loan	12.00%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	5,000	4,951	4,951
		Term Loan	12.00%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,500	2,476	2,476
		Term Loan	12.00%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,500	2,476	2,476
Total Non-Affiliate Debt Investments — Technology											208,250	194,051
Non-Affiliate Debt Investments — Healthcare information and services — 30.4% (8)
Hound Labs Inc. (12)(13)	Diagnostics	Term Loan	14.00%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,607	1,577	1,034
		Term Loan	14.00%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,607	1,577	1,034
		Term Loan	14.00%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	3,214	3,151	2,068
		Term Loan	14.00%	Fixed	—	—	—	50.00%	March 1, 2025	300	300	197
		Term Loan	14.00%	Fixed	—	—	—	100.00%	March 1, 2025	250	250	164
Parse Biosciences, Inc. (2)(12)	Diagnostics	Term Loan	11.75%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,652	4,652
		Term Loan	11.75%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,903	4,903

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
BrightInsight, Inc. (2)(12)	Software	Term Loan	14.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	7,000	6,814	6,814
		Term Loan	14.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,473	3,473
		Term Loan	14.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,473	3,473
		Term Loan	14.00%	Prime	5.50%	9.50%	—	3.00%	April 1, 2028	2,750	2,717	2,717
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	10,000	9,783	9,783
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,940	4,940
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,940	4,940
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,940	4,940
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.25%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,791	4,791
		Term Loan	11.25%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,938	4,938
GT Medical Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,592	3,592
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,692	3,692
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	7,500	7,384	7,384
Hometeam Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,851	4,851
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,951	4,951
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,951	4,951
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,951	4,951
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,951	4,951
Total Non-Affiliate Debt Investments — Healthcare information and services											$106,542	$104,184
Total Non- Affiliate Debt Investments											$645,930	$626,392

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 5.5% (8)
Non-Affiliate Warrants — Life Science — 1.5% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	117	$311	$—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	7,404	214	169
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	127
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	64	—
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	48,076	49	53
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	16,611	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	103,679	64	58
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	316
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,981	312	222
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	265	110
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	1,600,002	195	167
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	64
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	271	7	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,048
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	8,800	48	9
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	87	171
Candesant Biomedical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	93,336	152	131
Ceribell, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	231,050	147	192
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	30,585	—	—
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,635,992	162	13
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	9,313,541	256	197
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,917,794	174	471
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	50
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	5,361,130	231	169

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	194	304
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	29
MicroTransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	48	48
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	34,410	103	273
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,133	275	262
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	4,109	432	196
Spineology, Inc. (2)(12)	Medical Device	Common Stock Warrant	2,714,033	143	108
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,255,155	16	27
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock Warrant	135,484	71	—
Total Non-Affiliate Warrants — Life Science				5,078	4,984
Non-Affiliate Warrants — Sustainability — 0.2% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Preferred Stock Warrant	400,000	82	69
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	61,359	40	25
Soli Organic, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	65	20	19
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	1,103	382	489
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	49,693	178	91
Pivot Bio, Inc. (2)(12)	Energy Efficiency	Preferred Stock Warrant	210,418	14	14
Total Non-Affiliate Warrants — Sustainability				716	707
Non-Affiliate Warrants — Technology — 3.5% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	57
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	137	2,100
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	7
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	112,356	36	39
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	121
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	9,801	79	55
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	53,264	454	622
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,446,429	3,178	2,489
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	250	28	24
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	12,618	188	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	3,913,723	9	—
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	11,550	181	144
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	587
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	—
Standvast Holdings, LLC (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,225,492	275	258
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	29	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	26
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	290
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	119
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	313
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	671
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	103
Fictiv, Inc. (2)(12)	Networking	Common Stock Warrant	126,841	59	74
Halio, Inc. (2)(12)	Power Management	Common Stock Warrant	38,241,466	1,585	2,700
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred Stock Warrant	5,938	45	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	161,215	98	254
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,732	455	90
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	—
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	350,000	70	21
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	9
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	83
Lotame Solutions, Inc. (2)(12)	Software	Preferred Stock Warrant	71,305	18	40
Lytics, Inc. (2)(12)	Software	Preferred Stock Warrant	85,543	43	—
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	240

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
Reputation Institute, Inc. (2)(12)	Software	Preferred Stock Warrant	4,104	63	33
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	90
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	79
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	65	75
Topia Mobility, Inc. (2)(12)	Software	Preferred Stock Warrant	3,049,607	137	—
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	203
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	176	7
Total Non-Affiliate Warrants — Technology				10,321	12,023
Non-Affiliate Warrants — Healthcare information and services — 0.3% (8)
Hound Labs, Inc (12)	Diagnostics	Preferred Stock Warrant	451,796	45	—
Parse Biosciences, Inc. (2)(12)	Diagnostics	Common Stock Warrant	32,244	71	15
Parse Biosciences, Inc. (2)(12)	Diagnostics	Preferred Stock Warrant	184,253	166	47
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	103	777
GT Medical Technologies, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	255,871	85	86
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	85,066	167	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	85
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	61	—
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	150,353	163	11
Total Non-Affiliate Warrants — Healthcare information and services				1,052	1,021
Total Non-Affiliate Warrants				17,167	18,735
Non-Affiliate Other Investments — Life Science — 1.5% (8)
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,147	100
Robin Healthcare, Inc. (2)(12)	Medical Device	Royalty Agreement		7,271	3,247
ZetrOZ, Inc. (12)	Medical Device	Royalty Agreement		—	—
Total Non-Affiliate Other Investments				8,418	3,347
Non-Affiliate Equity — 2.2% (8)
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	600,000	—	546
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Common Stock	32,831	356	356
Axiom Space, Inc. (12)	Communications	Preferred Stock	1,810	261	306
PebblePost, Inc. (2)(12)	Communications	Preferred Stock	598,850	73	73
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	242,180	2,681	2,687
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	5
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	89	—
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	7	83
Lumithera, Inc. (12)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	11
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	1,281
Lotame, Inc. (12)	Software	Preferred Stock	66,127	5	190
Total Non-Affiliate Equity				8,886	7,488
Total Non-Affiliate Portfolio Investment Assets				$680,401	$655,962

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 2.4% (8)
Non-Controlled Affiliate Other Investments — 2.4% (8)
Evelo Holdings, Inc. (2)(5)(12)(17)	Biotechnology	Other Investment	12.25	% (11)	Prime	4.25%	11.00%	—	4.25%	January 1, 2028	$5,770	$4,910	$1,825
		Other Investment	12.25	% (11)	Prime	4.25%	11.00%	—	4.25%	January 1, 2028	8,656	7,621	2,832
		Other Investment	12.25	% (11)	Prime	4.25%	11.00%	—	4.25%	January 1, 2028	3,462	2,947	1,095
		Other Investment	12.25	% (11)	Prime	4.25%	11.00%	—	4.25%	January 1, 2028	3,462	2,947	1,095
		Other Investment	12.25	% (11)	Prime	4.25%	11.00%	—	4.25%	January 1, 2028	2,308	1,964	730
		Other Investment	12.25	% (11)	Prime	4.25%	11.00%	—	4.25%	January 1, 2028	2,308	1,964	730
Total Non-Controlled Affiliate Other Investments												22,353	8,307

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — 0.0% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	$—	$—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Total Non-Controlled Affiliate Equity				5,000	—
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	125	—
Total Non-Controlled Affiliate Warrants				125	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$27,478	$8,307

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 5.7% (8)
Controlled Affiliate Debt Investments — 2.0% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	2.78%	August 1, 2029	$3,891	$3,935	$3,234
		Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	2.78%	August 1, 2029	1,946	1,927	1,583
		Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	—	August 1, 2025	521	521	489
		Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	—	August 1, 2025	516	517	484
		Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	—	August 1, 2025	506	507	474
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%		Fixed	—	—	—	—	July 1, 2027	790	790	628
Total Controlled Affiliate Debt Investments												8,197	6,892

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — 1.9% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	2,060	—
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	5,350,142	2,500	—
Nexii, Inc. (2)(12)	Other Sustainability	Common Stock	108,320	3,297	3,309
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	542	3,419	3,240
Total Controlled Affiliate Equity				11,276	6,549
Controlled Affiliate Other Investments — 1.8% (8)
HIMV LLC (12)(16)	Biotechnology	Other Investment		5,880	6,290
Total Controlled Affiliate Other				5,880	6,290
Total Controlled Affiliate Portfolio Investment Assets				$25,353	$19,731
Total Portfolio Investment Assets — 199.7% (8)				$733,232	$684,000

Short Term Investments - Unrestricted Investments - 9.1% (8)
US Bank Money Market Deposit Account	31,080	31,080
Total Short Term Investments - Unrestricted Investments	$31,080	$31,080

Short Term Investments - Restricted Investments - 1.0% (8)
US Bank Money Market Deposit Account	3,266	3,266
Total Short Term Investments - Restricted Investments	$3,266	$3,266

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  September 30, 2024 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act as of September 30, 2024. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Investment has a payment-in-kind (“PIK”) feature in which the accrued interest is added to the then-outstanding principal amount of the investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of September 30, 2024.
(14)	Debt investment is on non-accrual status as of September 30, 2024 and interest payments received will be recognized as income on a cash basis.
(15)	On or about September 13, 2023, in connection with New Aerofarms, Inc.’s purchase of substantially all of the assets of Aerofarms, Inc.in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of the Company in Aerofarms, Inc.
(16)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the Court made May 5, 2023, IMV, Inc. (“IMV”) commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. The assets of IMV were sold for (i) the right to receive certain payments, if any, in connection with the potential future development and licensing of the assets sold and (ii) equity in the buyer of such assets. HIMV LLC is 70% owned by the Company and 30% owned by a third-party co-lender.
(17)	The investment originally consisted of debt investments in Evelo Biosciences Inc. (“Evelo”). Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings, Inc. (“Evelo Holdings”) and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo, as well as certain assets it seeks to sell. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings or other assets are sold, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 214.2% (8)
Non-Affiliate Debt Investments — 205.0% (8)
Non-Affiliate Debt Investments — Life Science — 75.6% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	$5,000	$4,979	$4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,979	4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,987	2,987
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,979	4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	5,000	4,979	4,979
		Term Loan	13.25%	Prime	4.75%	9.55%	13.50%	5.50%	May 1, 2026	3,000	2,987	2,987
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.22%	Prime	4.72%	9.75%	—	5.00%	June 1, 2024	1,414	1,410	1,410
		Term Loan	13.22%	Prime	4.72%	9.75%	—	5.00%	June 1, 2024	1,414	1,410	1,410
		Term Loan	13.22%	Prime	4.72%	9.75%	—	5.00%	November 1, 2025	5,000	4,950	4,950
		Term Loan	13.22%	Prime	4.72%	9.75%	—	5.00%	May 1, 2026	5,000	4,949	4,949
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.00%	—	3.00%	July 1, 2025	3,000	2,914	2,870
		Term Loan	14.25%	Prime	5.75%	9.00%	—	3.00%	July 1, 2025	1,500	1,458	1,436
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	4.75%	8.50%	—	5.50%	May 1, 2027	6,250	6,199	6,199
		Term Loan	13.25%	Prime	4.75%	8.50%	—	5.50%	May 1, 2027	6,250	6,199	6,199
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	13.75%	Prime	5.25%	8.50%	—	5.00%	November 1, 2026	3,750	3,716	3,716
		Term Loan	13.75%	Prime	5.25%	8.50%	—	5.00%	November 1, 2026	2,500	2,478	2,478
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	14.25%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	10,000	9,911	9,911
		Term Loan	14.25%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	3,750	3,717	3,717
		Term Loan	14.25%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	3,750	3,717	3,717
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	13.86%	Prime	5.36%	9.50%	—	5.50%	December 1, 2024	4,666	4,579	4,414
		Term Loan	13.86%	Prime	5.36%	9.50%	—	5.50%	December 1, 2024	4,666	4,579	4,414
		Term Loan	13.86%	Prime	5.36%	9.50%	—	5.50%	December 1, 2024	2,333	2,281	2,199
		Term Loan	13.86%	Prime	5.36%	9.50%	—	5.50%	December 1, 2024	2,333	2,281	2,199
		Term Loan	13.86%	Prime	5.36%	9.50%	—	5.50%	December 1, 2024	2,333	2,278	2,196
		Term Loan	13.86%	Prime	5.36%	9.50%	—	5.50%	December 1, 2024	2,333	2,278	2,196
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	14.00%	Prime	5.50%	8.75%	—	6.00%	October 1, 2025	4,250	4,193	4,193
		Term Loan	14.00%	Prime	5.50%	8.75%	—	6.00%	October 1, 2025		2,096	2,096
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.75%	Prime	4.25%	12.25%	—	4.00%	August 1, 2027	2,500	2,230	2,230
		Term Loan	12.75%	Prime	4.25%	12.25%	—	4.00%	August 1, 2027	2,500	2,459	2,459
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,468	2,342
		Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,468	2,342
		Term Loan	9.00%	Fixed	—	—	—	18.00%	June 30, 2024	200	200	190
Candesant Biomedical, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	5,000	4,757	4,757
		Term Loan	12.00%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	2,500	2,454	2,454
		Term Loan	12.00%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	2,500	2,454	2,454
Ceribell, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	3.50%	8.25%	—	5.50%	October 1, 2024	3,750	3,738	3,738
		Term Loan	12.00%	Prime	3.50%	8.25%	—	5.50%	October 1, 2024	3,750	3,738	3,738
		Term Loan	12.00%	Prime	3.50%	8.25%	—	5.50%	October 1, 2024	1,875	1,866	1,866
		Term Loan	12.00%	Prime	3.50%	8.25%	—	5.50%	October 1, 2024	1,875	1,866	1,866
Cognoa, Inc. (2)(12)	Medical Device	Term Loan	14.00%	Prime	5.50%	8.75%	—	6.00%	August 1, 2026	4,583	4,546	4,546
		Term Loan	14.00%	Prime	5.50%	8.75%	—	6.00%	August 1, 2026	2,292	2,273	2,273
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.32%	Prime	4.82%	9.25%	—	10.36%	July 1, 2025	3,960	3,923	3,923
		Term Loan	13.32%	Prime	4.82%	9.25%	—	10.36%	July 1, 2025	3,960	3,923	3,923
CSA Medical, Inc. (2)(12)	Medical Device	Term Loan	13.59%	Prime	5.09%	10.00%	—	5.00%	January 1, 2024	500	500	500
		Term Loan	13.59%	Prime	5.09%	10.00%	—	5.00%	January 1, 2024	33	33	33
		Term Loan	13.59%	Prime	5.09%	10.00%	—	5.00%	March 1, 2024	800	794	794
MicroTransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,689	3,689
		Term Loan	12.25%	Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,689	3,689

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Robin Healthcare, Inc. (2)(12)(13)	Medical Device	Term Loan	14.00%		Prime	5.50%	10.25%	—	4.00%	November 1, 2026	3,500	3,469	1,574
		Term Loan	14.00%		Prime	5.50%	10.25%	—	4.00%	November 1, 2026	3,500	3,563	1,617
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	13.25%		Prime	4.75%	8.50%	—	5.00%	January 1, 2027	3,750	3,722	3,722
		Term Loan	13.25%		Prime	4.75%	8.50%	—	5.00%	January 1, 2027	3,750	3,722	3,722
		Term Loan	13.75%		Prime	5.25%	9.00%	—	5.00%	January 1, 2027	5,000	4,943	4,943
		Term Loan	13.75%		Prime	5.25%	9.00%	—	5.00%	January 1, 2027	5,000	4,900	4,900
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,297	2,297
		Term Loan	12.00%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,473	2,473
		Term Loan	12.00%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,946	4,946
		Term Loan	12.00%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,946	4,946
Spineology, Inc. (2)(12)	Medical Device	Term Loan	15.50%		Prime	7.00%	10.25%	—	1.00%	October 1, 2025	5,000	4,978	4,978
		Term Loan	15.50%		Prime	7.00%	10.25%	—	1.00%	April 1, 2026	2,500	2,489	2,489
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	13.75%		Prime	5.25%	9.00%	—	5.00%	July 1, 2027	3,500	3,467	3,467
		Term Loan	13.75%		Prime	5.25%	9.00%	—	5.00%	July 1, 2027	3,500	3,467	3,467
		Term Loan	13.75%		Prime	5.25%	9.00%	—	5.00%	July 1, 2027	3,500	3,456	3,456
		Term Loan	13.75%		Prime	5.25%	9.00%	—	5.00%	July 1, 2027	3,500	3,456	3,456
Vero Biotech, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	—	4.00%	January 1, 2029	15,000	14,675	14,675
		Term Loan	12.25%		Prime	3.75%	12.25%	—	4.00%	January 1, 2029	10,000	9,784	9,784
		Term Loan	12.25%		Prime	3.75%	12.25%	—	4.00%	January 1, 2029	5,000	4,892	4,892
		Term Loan	12.25%		Prime	3.75%	12.25%	—	4.00%	January 1, 2029	2,500	2,446	2,446
Total Non-Affiliate Debt Investments — Life Science												249,642	244,815
Non-Affiliate Debt Investments — Sustainability — 24.6% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	—	4.33%	December 1, 2026	3,750	3,685	3,685
		Term Loan	15.25%		Prime	6.75%	10.00%	—	4.33%	December 1, 2026	3,750	3,685	3,685
Nexii Building Solutions, Inc. (2)(12)(13)(14)(18)	Other Sustainability	Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	2.50%	March 31, 2024	8,425	8,353	4,549
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	2.50%	March 31, 2024	8,425	8,229	4,481
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	2.50%	March 31, 2024	8,425	8,229	4,481
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	2.50%	March 31, 2024	5,617	5,480	2,984
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	2.50%	March 31, 2024	5,617	5,480	2,984
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	—	March 31, 2024	735	726	395
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	—	March 31, 2024	586	578	315
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	—	March 31, 2024	292	288	157
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	—	March 31, 2024	290	286	156
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	—	March 31, 2024	174	172	93
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	—	March 31, 2024	802	791	431
		Term Loan	15.50	% (11)	Prime	7.00%	10.25%	—	—	March 31, 2024	1,091	1,083	590
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	—	2.75%	April 1, 2026	5,000	4,959	4,959
		Term Loan	15.25%		Prime	6.75%	10.00%	—	2.75%	April 1, 2026	2,500	2,479	2,479
		Term Loan	15.25%		Prime	6.75%	10.00%	—	2.75%	May 1, 2026	5,000	4,956	4,956
		Term Loan	15.25%		Prime	6.75%	10.00%	—	2.75%	May 1, 2026	2,500	2,478	2,478
		Term Loan	14.00%		Prime	5.50%	11.75%	—	2.75%	December 1, 2026	5,000	4,934	4,934
		Term Loan	14.00%		Prime	5.50%	11.75%	—	2.75%	December 1, 2026	2,500	2,467	2,467
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	15.25%		Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,694	3,694
		Term Loan	15.25%		Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,694	3,694
		Term Loan	15.25%		Prime	6.75%	10.00%	—	2.50%	April 1, 2028	7,500	7,379	7,379
		Term Loan	15.25%		Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,690	3,690
		Term Loan	15.25%		Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,690	3,690
		Term Loan	14.50%		Prime	6.00%	10.00%	—	2.00%	January 1,2029	4,500	4,446	4,446
		Term Loan	14.50%		Prime	6.00%	10.00%	—	2.00%	January 1,2029	2,000	1,976	1,976
Total Non-Affiliate Debt Investments — Sustainability												97,907	79,828

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Technology — 83.3% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	14.50%		Prime	6.00%	9.25%	—	2.50%	June 1, 2026	6,250	6,218	6,218
		Term Loan	14.50%		Prime	6.00%	9.25%	—	2.50%	June 1, 2026	6,250	6,218	6,218
		Term Loan	14.50%		Prime	6.00%	9.25%	—	2.50%	June 1, 2026	6,250	6,218	6,218
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Term Loan	15.75%		Prime	7.25%	10.50%	—	3.00%	May 1, 2026	3,383	3,356	3,356
Clara Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	14.25%		Prime	5.75%	9.00%	—	5.50%	August 1, 2025	1,667	1,656	1,656
		Term Loan	14.25%		Prime	5.75%	9.00%	—	5.50%	August 1, 2025	1,583	1,573	1,573
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,608	3,608
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,242	1,242
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,726	3,726
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,242	1,242
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	3,750	3,726	3,726
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2027	1,250	1,242	1,242
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,712	3,712
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	January 1, 2028	3,750	3,712	3,712
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	April 1, 2028	3,750	3,706	3,706
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	3,750	3,707	3,707
		Term Loan	11.25%		Prime	6.00%	9.50%	11.25%	3.00%	July 1, 2028	3,750	3,707	3,707
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.50%		Prime	5.00%	5.00%	—	4.00%	March 1, 2027	2,000	1,421	1,421
		Term Loan	13.50%		Prime	5.00%	5.00%	—	4.00%	March 1, 2027	3,000	2,131	2,131
		Term Loan	12.00%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	12.00%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.00%		Prime	3.50%	9.00%	—	1.00%	September 1, 2027	2,500	2,591	2,429
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Term Loan	15.25%		Prime	6.75%	10.00%	—	3.00%	October 1, 2025	3,667	3,647	3,647
		Term Loan	15.25%		Prime	6.75%	10.00%	—	3.00%	October 1, 2025	1,833	1,824	1,824
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	5,752	5,752	5,018
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,301	2,301	2,007
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,876	2,876	2,509
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,451	3,451	3,011
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,876	2,876	2,510
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,876	2,876	2,510
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	5,752	5,752	5,018
		Term Loan	14.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,876	2,876	2,510
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.75%		Prime	6.25%	9.50%	—	4.00%	August 1, 2027	2,500	2,416	2,416
		Term Loan	14.75%		Prime	6.25%	9.50%	—	4.00%	July 1, 2028	1,875	1,787	1,787
Unagi, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	16.25	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	1,204	1,086	872
		Term Loan	16.25	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	602	543	436
		Term Loan	16.25	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	602	543	436
Liqid, Inc. (2)(12)	Networking	Term Loan	14.75%		Prime	6.25%	9.50%	—	4.00%	September 1, 2024	1,500	1,481	1,481
		Term Loan	14.75%		Prime	6.25%	9.50%	—	4.00%	September 1, 2024	1,500	1,481	1,481
		Term Loan	14.75%		Prime	6.25%	9.50%	—	4.00%	September 1, 2024	750	740	740
		Term Loan	14.75%		Prime	6.25%	9.50%	—	4.00%	September 1, 2024	667	656	656
		Term Loan	14.75%		Prime	6.25%	9.50%	—	4.00%	September 1, 2024	750	729	729
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	5,000	4,860	4,860
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,466	2,466
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,466	2,466
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,466	2,466

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Dropoff, Inc. (2)(12)	Software	Term Loan	15.00	% (19)	Prime	6.50%	9.75%	—	3.50%	April 1, 2026	6,625	6,519	6,176
		Term Loan	15.00	% (19)	Prime	6.50%	9.75%	—	3.50%	April 1, 2026	6,116	6,018	5,701
		Term Loan	15.00	% (19)	Prime	6.50%	9.75%	—	3.50%	August 1, 2026	2,548	2,507	2,375
Engage3, LLC (2)(12)	Software	Term Loan	14.75%		Prime	6.25%	9.75%	—	4.50%	July 1, 2027	3,750	3,728	3,728
		Term Loan	14.75%		Prime	6.25%	9.75%	—	4.50%	July 1, 2027	3,750	3,728	3,728
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	10.25%	—	4.00%	April 1, 2026	10,000	9,895	9,895
		Term Loan	14.00%		Prime	5.50%	10.25%	—	4.00%	April 1, 2026	10,000	9,895	9,895
		Term Loan	14.00%		Prime	5.50%	10.25%	—	4.00%	April 1, 2026	5,000	4,947	4,947
		Term Loan	14.00%		Prime	5.50%	10.25%	—	4.00%	April 1, 2026	5,000	4,947	4,947
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	15.00%		Prime	6.50%	9.75%	—	2.50%	March 1, 2026	5,000	4,971	4,971
		Term Loan	15.00%		Prime	6.50%	9.75%	—	2.50%	March 1, 2026	2,500	2,486	2,486
Lytics, Inc. (2)(12)	Software	Term Loan	14.50%		Prime	6.00%	14.25%	—	4.00%	November 1, 2026	2,500	2,471	2,373
		Term Loan	14.50%		Prime	6.00%	14.25%	—	4.00%	December 1, 2026	1,250	1,237	1,188
		Term Loan	14.50%		Prime	6.00%	14.25%	—	4.00%	April 1, 2027	1,000	994	954
Mirantis, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,779	4,779
		Term Loan	12.00%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,915	4,915
		Term Loan	12.00%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,915	4,915
		Term Loan	12.00%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,915	4,915
Noodle Partners, Inc. (2)(12)	Software	Term Loan	13.50%		Prime	5.00%	12.00%	—	3.00%	March 1, 2027	10,000	9,885	9,885
		Term Loan	13.50%		Prime	5.00%	12.00%	—	3.00%	March 1, 2027	5,000	4,942	4,942
		Term Loan	13.50%		Prime	5.00%	12.00%	—	3.00%	March 1, 2027	5,000	4,942	4,942
Reputation Institute, Inc. (2)(12)	Software	Term Loan	15.75%		Prime	7.25%	10.50%	—	3.00%	August 1, 2025	3,667	3,625	3,625
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	14.25%		Prime	5.75%	9.75%	—	5.00%	August 1, 2026	5,000	4,959	4,959
		Term Loan	14.25%		Prime	5.75%	9.75%	—	5.00%	August 1, 2026	5,000	4,959	4,959
		Term Loan	14.25%		Prime	5.75%	9.75%	—	5.00%	August 1, 2026	5,000	4,959	4,959
		Term Loan	14.25%		Prime	5.75%	9.75%	—	5.00%	August 1, 2026	5,000	4,959	4,959
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.75%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,457	2,457
		Term Loan	12.75%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,500	3,489	3,489
		Term Loan	12.75%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,492	2,492
		Term Loan	12.75%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,500	1,495	1,495
Viken Detection Corporation (2)(12)	Software	Term Loan	12.50%		Prime	4.00%	11.75%	—	3.50%	June 1, 2027	5,000	4,773	4,773
		Term Loan	12.50%		Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,500	2,467	2,467
		Term Loan	12.50%		Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,500	2,467	2,467
Total Non-Affiliate Debt Investments — Technology												275,026	269,790
Non-Affiliate Debt Investments — Healthcare information and services — 21.5% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan	14.50%		Prime	6.00%	9.25%	—	3.50%	June 1, 2026	2,500	2,484	2,484
		Term Loan	14.50%		Prime	6.00%	9.25%	—	3.50%	June 1, 2026	2,500	2,484	2,484
		Term Loan	14.50%		Prime	6.00%	9.25%	—	3.50%	June 1, 2026	5,000	4,968	4,968
Parse Biosciences, Inc. (2)(12)	Diagnostics	Term Loan	11.75%		Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,633	4,633
		Term Loan	11.75%		Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,884	4,884
BrightInsight, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	9.50%	—	3.00%	August 1, 2027	7,000	6,684	6,684
		Term Loan	14.00%		Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,463	3,463
		Term Loan	14.00%		Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,463	3,463
		Term Loan	14.00%		Prime	5.50%	9.50%	—	3.00%	April 1, 2028	2,750	2,710	2,710
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	3.50%	11.75%	—	4.00%	October 1, 2027	10,000	9,656	9,656
		Term Loan	12.00%		Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,925	4,925
		Term Loan	12.00%		Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,925	4,925
		Term Loan	12.00%		Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,925	4,925
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.75%		Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,648	4,648
		Term Loan	11.75%		Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,918	4,918
Total Non-Affiliate Debt Investments — Healthcare information and services												69,770	69,770
Total Non- Affiliate Debt Investments												692,345	664,203

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 0.3% (8)
Non-Controlled Affiliate Debt Investments — Life Sciences — 0.3% (8)
Evelo Biosciences, Inc. (2)(5)(12)(13)	Biotechnology	Term Loan	12.75	% (11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	5,532	5,228	222
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	8,298	7,867	336
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	3,319	3,137	133
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	3,319	3,137	133
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	2,213	2,091	88
		Term Loan	12.75	% (11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	2,213	2,091	88
Total Non-Controlled Affiliate Debt Investments												23,551	1,000

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — Life Sciences — 0.0% (8)
Aulea Medical, Inc. (12)(16)	Medical Device	Common Stock	660,537	—	—
Evelo Biosciences, Inc. (5)	Biotechnology	Common Stock	2,164,502	5,000	132
Total Non-Controlled Affiliate Equity				5,000	132
Non-controlled Affiliate Warrants — Life Sciences — 0.0% (8)
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	126	—
Total Non-Controlled Affiliate Warrants				126	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$28,677	$1,132

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 4.4% (8)
Controlled Affiliate Debt Investments — Technology — 1.6% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Term Loan	12.25	% (11)	Prime	3.75%	12.00%	—	1.85%	August 1, 2029	3,547	3,585	3,339
		Term Loan	12.25	% (11)	Prime	3.75%	12.00%	—	1.85%	August 1, 2029	1,773	1,750	1,630
Total Controlled Affiliate Debt Investments												5,335	4,969

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — Technology — 0.9% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	2,061	2,165
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	3,124,448	1,250	859
Total Controlled Affiliate Equity				3,311	3,024
Controlled Affiliate Other Investments — Life Sciences — 1.9% (8)
HIMV LLC (12)(17)	Biotechnology	Other Investment		5,782	6,230
Total Controlled Affiliate Other				5,782	6,230
Total Controlled Affiliate Portfolio Investment Assets				$14,428	$14,223
Total Portfolio Investment Assets — 218.9% (8)				$759,182	$709,085

Short Term Investments - Unrestricted Investments - 1.0% (8)
US Bank Money Market Deposit Account	26,450	26,450
Total Short Term Investments - Unrestricted Investments	$26,450	$26,450

Short Term Investments - Restricted Investments - 0.8% (8)
US Bank Money Market Deposit Account	2,642	2,642
Total Short Term Investments - Restricted Investments	$2,642	$2,642

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2024, there were four investments on nonaccrual status with a cost of $51.4 million and a fair value of $36.1 million. As of December 31, 2023, there were four investments on non-accrual status with a cost of $72.5 million and a fair value of $27.6 million. For the three and nine months ended  September 30, 2024, the Company recognized interest income of $0.2 million from debt investments while on non-accrual status. For the three and nine months ended September 30, 2023, the Company did not recognize any interest income from debt investments while on non-accrual status.

The Company has a limited number of debt investments that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. For the three months ended  September 30, 2024 and 2023, 1.5% and 13.5%, respectively, of the Company's total investment income was attributable to non-cash PIK interest. For the nine months ended  September 30, 2024 and 2023, 2.8% and 7.1%, respectively, of the Company's total investment income was attributable to non-cash PIK interest. The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the three months ended September 30, 2024, no debt investments, which had accrued PIK interest into income, were placed on nonaccrual status. For the nine months ended  September 30, 2024, one debt investment, which had accrued PIK interest into income of $1.0 million during the nine months ended  September 30, 2024 was placed on nonaccrual status. For the three and nine months ended September 30, 2023, three debt investments, which had accrued PIK interest into income of $3.7 million and $5.8 million during the three and nine months ended September 30, 2023, respectively, were placed on nonaccrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  September 30, 2024 and 2023 was 4.6% and 5.1%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended  September 30, 2024 and 2023 was 6.0% and 4.9%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  September 30, 2024 and  December 31, 2023 was $7.9 million and $5.8 million, respectively. These amounts are capitalized and amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of September 30, 2024 and  December 31, 2023 were $6.7 million and $5.2 million, respectively. The amortization expense for the three months ended  September 30, 2024 and 2023 was $0.5 million and $0.5 million, respectively. The amortization expense for the nine months ended  September 30, 2024 and 2023 was $1.3 million and $1.4 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2024 and 2023, $0.4 million and $0.2 million, respectively, was accrued for U.S. federal excise tax. For the nine months ended September 30, 2024 and 2023, $1.1 million and $0.5 million, respectively, was accrued for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2024 and  December 31, 2023. The Company’s income tax returns for the 2024, 2023, 2022 and 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended September 30, 2024, the Company sold 1,709,096 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $18.4 million, including $0.4 million of offering expenses, from these sales.

During the three months ended September 30, 2023, the Company sold 1,186,303 shares of common stock under the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $13.9 million, including $0.4 million of offering expenses, from these sales.

During the nine months ended September 30, 2024, the Company sold 4,279,141 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $47.5 million, including $1.0 million of offering expenses, from these sales.

During the nine months ended September 30, 2023, the Company sold 2,240,326 shares of common stock under the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $26.1 million, including $0.7 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2024, shares representing approximately $98.2 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

On  June 2, 2023, the Company completed a follow-on public offering of 3,250,000 shares of our common stock at a public offering price of $12.50 per share, for total net proceeds to us of $38.9 million, after deducting underwriting commission and discounts and other offering expenses.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Stock Repurchase Program

On April 26, 2024, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2025 or the repurchase of $5.0 million of the Company’s common stock. During the three and nine months ended September 30, 2024 and 2023, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through September 30, 2024, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

The base management fee payable at September 30, 2024 and  December 31, 2023 was $1.0 million and $1.1 million, respectively. The base management fee expense was $3.0 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively. The base management fee expense was $9.2 and $9.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

There was no performance based incentive fee expense for the three months ended  September 30, 2024 and 2023. The performance based incentive fee expense was $0.3 million and $3.1 million for the nine months ended  September 30, 2024 and 2023, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended September 30, 2024 and 2023, which resulted in $2.4 million and $3.5 million, respectively, of reduced expense and additional net investment income. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the nine months ended September 30, 2024 and 2023, which resulted in $7.2 million and $6.8 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount may be paid up to three years after the date of deferment.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides the expiration dates of the Company’s Incentive Fee Cap and Deferral Mechanism contingent future liability as of  September 30, 2024:

Expiration	Total
(In thousands)
December 31, 2025	$1,037
March 31, 2026	219
June 30, 2026	3,120
September 30, 2026	3,471
December 31, 2026	3,002
March 31, 2027	2,285
June 30, 2027	2,582
September 30, 2027	2,368
Total	$18,084

There was no performance based incentive fee payable as of September 30, 2024 and  December 31, 2023.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended September 30, 2024 and 2023. The administrative fee expense was $1.3 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. The administrative fee payable at September 30, 2024 and  December 31, 2023 was $0.4 million. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

Note 4. Investments

The following table shows the Company’s investments as of September 30, 2024 and  December 31, 2023:

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$654,127	$633,284	$721,231	$670,172
Warrants	17,292	18,735	16,526	24,594
Other	36,651	17,944	6,982	6,430
Equity	25,162	14,037	14,443	7,889
Total investments	$733,232	$684,000	$759,182	$709,085

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of September 30, 2024 and  December 31, 2023:

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$126,867	$106,865	$145,544	$117,781
Medical Device	185,751	179,092	147,064	145,019
Technology
Communications	13,577	15,596	19,192	22,188
Consumer-Related	74,381	54,505	105,669	101,327
Data Storage	417	409	417	418
Internet and Media	329	984	329	1,582
Networking	10,064	9,818	5,451	5,297
Power Management	1,585	2,700	1,585	2,700
Semiconductors	45	—	45	—
Software	136,309	132,951	164,133	160,749
Sustainability
Energy Efficiency	9,812	9,712	111	13
Other Sustainability	66,501	66,163	98,906	80,370
Healthcare Information and Services
Diagnostics	16,692	14,114	19,735	19,701
Other	39,511	40,186	102	1,366
Software	51,391	50,905	50,899	50,574
Total investments	$733,232	$684,000	$759,182	$709,085

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended September 30, 2024 were as follows:

			Three months ended September 30, 2024

	Fair value at			Transfers		Net		Fair value at
Portfolio	June 30,		Principal	in/(out) at	Discount	unrealized	Net realized	September 30,
Company	2024	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2024
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	3,503	—	(318)	—	—	(1,360)	—	1,825
	5,340	127	(476)	—	—	(2,159)	—	2,832
	2,101	—	(191)	—	—	(815)	—	1,095
	2,101	—	(191)	—	—	(815)	—	1,095
	1,401	—	(127)	—	—	(544)	—	730
	1,401	—	(127)	—	—	(544)	—	730
Total non-controlled affiliates	$15,847	$127	$(1,430)	$—	$—	$(6,237)	$—	$8,307

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Transactions related to investments in non-controlled affiliated companies for the three months ended September 30, 2023 were as follows:

			Three months ended September 30, 2023

	Fair value at			Transfers		Net		Fair value at
Portfolio	June 30,		Principal	in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2023	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cadrenal Therapeutics, Inc. (1)	906	—	—	(906)	—	—	—	—	—
Evelo Biosciences, Inc.	—	—	—	7,665	8	(5,007)	—	2,666	277
	—	—	—	11,496	11	(7,510)	—	3,997	415
	—	—	—	4,612	5	(3,013)	—	1,604	166
	—	—	—	4,598	3	(3,004)	—	1,597	163
	—	—	—	3,067	4	(2,003)	—	1,068	114
	—	—	—	3,067	4	(2,003)	—	1,068	111
	—	—	—	5,000	—	3,485	—	8,485	—
Total non-controlled affiliates	$906	$—	$—	$38,599	$35	$(19,055)	$—	$20,485	$1,246

(1)	As of September 30, 2023, the Company no longer owns 5% or more of the portfolio company.

Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2024 were as follows:

			Nine months ended September 30, 2024
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2023	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Aulea Medical, Inc.	$—	$3	$(40)	$—	$—	$—	$37	$—	$—
Evelo Biosciences, Inc.	222	—	(318)	—	—	1,921	—	1,825	—
	336	231	(476)	—	—	2,741	—	2,832	—
	133	—	(191)	—	—	1,153	—	1,095	—
	133	—	(191)	—	—	1,153	—	1,095	—
	88	—	(127)	—	—	769	—	730	—
	88	—	(127)	—	—	769	—	730	—
	132	—	—	—	—	(132)	—	—	—
Total non-controlled affiliates	$1,132	$234	$(1,470)	$—	$—	$8,374	$37	$8,307	$—

Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2023 were as follows:

			Nine months ended September 30, 2023

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2022	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cadrenal Therapeutics, Inc. (1)	—	—	—	(906)	—	906	—	—	—
Evelo Biosciences, Inc.	—	—	—	7,665	8	(5,007)	—	2,666	277
	—	—	—	11,496	11	(7,510)	—	3,997	415
	—	—	—	4,612	5	(3,013)	—	1,604	166
	—	—	—	4,598	3	(3,004)	—	1,597	163
	—	—	—	3,067	4	(2,003)	—	1,068	114
	—	—	—	3,067	4	(2,003)	—	1,068	111
	—	—	—	5,000	—	3,485	—	8,485	—
Total non-controlled affiliates	$—	$—	$—	$38,599	$35	$(18,149)	$—	$20,485	$1,246

(1)	As of September 30, 2023, the Company no longer owns 5% or more of the portfolio company.

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the three months ended  September 30, 2024 were as follows:

			Three months ended September 30, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	June 30,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$3,166	$—	$—	$119	$—	$2	$(53)	$—	$3,234	$125
	1,549	—	—	59	—	1	(26)	—	1,583	63
	420	—	—	16	—	—	53	—	489	16
	415	—	—	16	—	—	53	—	484	16
	—	500	—	6	—	—	(32)	—	474	6
HIMV LLC	5,836	—	(45)	—	—	—	499	—	6,290	—
Nexii, Inc.	—	—	—	—	6,716	—	(167)	—	6,549	15
	—	790	—	—	—	—	(162)	—	628	—
Total controlled affiliates	$11,386	$1,290	$(45)	$216	$6,716	$3	$165	$—	$19,731	$241

Transactions related to investments in controlled affiliated companies for the three months ended September 30, 2023 were as follows:

			Three months ended September 30, 2023

	Fair value at				Transfers		Net		Fair value at
Portfolio	June 30,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2023	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Better Place Forests Co.	$—	$59	$—	$105	$1,759	$2	$1,080	$—	$3,005	$111
	—	—	—	53	844	1	536	—	1,434	55
	—	—	—	—	2,061	—	—	—	2,061	—
	—	750	—	—	—	—	(259)	—	491	—
HIMV LLC	—	—	—	—	6,154	—	—	—	6,154	—
Total controlled affiliates	$—	$809	$—	$158	$10,818	$3	$1,357	$—	$13,145	$166

Transactions related to investments in controlled affiliated companies for the nine months ended  September 30, 2024 were as follows:

			Nine months ended September 30, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2023	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$3,339	$—	$—	$345	$—	$6	$(456)	$—	$3,234	$363
	1,630	—	—	171	—	4	(222)	—	1,583	184
	—	500	—	21	—	—	(32)	—	489	21
	—	500	—	17	—	—	(33)	—	484	17
	—	500	—	6	—	—	(32)	—	474	6
	3,024	1,250	—	—	—	—	(4,274)	—	—	—
HIMV LLC	6,230	227	(592)	—	463	—	(38)	—	6,290	—
Nexii, Inc.	—	—	—	—	6,716	—	(167)	—	6,549	15
	—	790	—	—	—	—	(162)	—	628	—
Total controlled affiliates	$14,223	$3,767	$(592)	$560	$7,179	$10	$(5,416)	$—	$19,731	$606

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2024 and  December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$633,284	$633,284
Warrant investments	—	430	18,305	18,735
Other investments	—	—	17,944	17,944
Equity investments	560	—	13,477	14,037
Total investments	$560	$430	$683,010	$684,000

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$670,172	$670,172
Warrant investments	—	1,619	22,975	24,594
Other investments	—	—	6,430	6,430
Equity investments	608	—	7,281	7,889
Total investments	$608	$1,619	$706,858	$709,085

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2024 and  December 31, 2023. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2024:

September 30, 2024
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$597,137	Discounted Expected Future Cash Flows	Hypothetical Market Yield	12% – 20%	14%

	36,147	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 100%	77%

Warrant investments	18,305	Black-Scholes Valuation Model	Price Per Share	0.000 –1,898.5858	$65.35
			Average Industry Volatility	25%	25%
			Marketability Discount	0 - 20%	17%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	17,944	Multiple Probability Weighted Cash Flow Model	Discount Rate	15% – 100%	36%
			Probability Weighting	30% – 100%	86%

Equity investments	13,477	Last Equity Financing	Price Per Share	0.000 –14,592.6060	$3,532.29

Total Level 3 investments	$683,010

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2023:

December 31, 2023
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$617,529	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 24%	15%

	52,643	Multiple Probability Weighted Cash Flow Model	Probability Weighting	20% - 100%	50%

Warrant investments	22,913	Black-Scholes Valuation Model	Price Per Share	0.000 –1,899.0000	$64.95
			Average Industry Volatility	25%	25%
			Marketability Discount	0 - 20%	18%
			Estimated Time to Exit (in years)	1 to 5	3
	62	Expected Proceeds	Price Per Share	$0.25	$0.25

Other investments	6,430	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	30% – 100%	81%

Equity investments	7,281	Last Equity Financing	Price Per Share	0.566 –215.0303	$17.15

Total Level 3 investments	$706,858

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Borrowings: The Credit Facilities approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2024, the closing price of the 2026 Notes on the New York Stock Exchange was $24.30 per note and had an aggregate fair value of $55.9 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2024, the closing price of the 2027 Notes on the New York Stock Exchange was $24.16 per note and had an aggregate fair value of $55.6 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market quotations on September 30, 2024, the 2022 Asset-Backed Notes were trading at par value, or $91.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2024:

	Three months ended September 30, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$609,068	$21,131	$6,850	$9,183	$646,232
Purchase of investments	85,782	—	—	45	85,827
Warrants received and classified as Level 3	—	411	—	—	411
Principal payments received on investments	(44,347)	—	—	(45)	(44,392)
Payment-in-kind interest on investments	377	—	—	—	377
Proceeds from sale of investments	(69)	—	—	—	(69)
Net realized loss on investments	(33,385)	(509)	—	—	(33,894)
Unrealized appreciation (depreciation) included in earnings	37,574	(2,655)	(162)	(5,783)	28,974
Transfer out of warrant investments	(21,260)	(73)	6,789	14,544	—
Other	(456)	—	—	—	(456)
Level 3 assets, end of period	$633,284	$18,305	$13,477	$17,944	$683,010

During the three months ended September 30, 2024, there were no transfers in or out of Level 3.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2024:

	Nine months ended September 30, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$670,172	$22,975	$7,281	$6,430	$706,858
Purchase of investments	119,564	—	1,250	397	121,211
Warrants received and classified as Level 3	—	1,628	—	—	1,628
Principal payments received on investments	(120,333)	—	—	(115)	(120,448)
Payment-in-kind interest on investments	2,114	—	—	—	2,114
Proceeds from sale of investments	(113)	(4)	—	(40)	(157)
Net realized (loss) gain on investments	(33,344)	2,091	—	40	(31,213)
Unrealized appreciation (depreciation) included in earnings	18,564	(5,631)	(4,524)	(6,503)	1,906
Transfer out of debt and warrant investments	(24,451)	(2,754)	9,470	17,735	—
Other	1,111	—	—	—	1,111
Level 3 assets, end of period	$633,284	$18,305	$13,477	$17,944	$683,010

During the nine months ended September 30, 2024, there were no transfers in or out of Level 3.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2024 includes $6.0 million in unrealized depreciation on debt and other investments, $4.5 million in unrealized depreciation on equity investments and $0.3 million in unrealized depreciation on warrant investments.

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

As of September 30, 2024 and  December 31, 2023, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of September 30, 2024 and  December 31, 2023:

	September 30, 2024			December 31, 2023
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$70,000	$80,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	100,000	50,000	50,000	—	—	—
2022 Asset-Backed Notes	90,970	90,970	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	705,970	436,970	269,000	615,000	466,000	149,000
Unamortized debt issuance costs attributable to term borrowings	—	(3,001)	—	—	(3,765)	—
Total borrowings outstanding, net	$705,970	$433,969	$269,000	$615,000	$462,235	$149,000

As of September 30, 2024, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of September 30, 2024, the asset coverage for borrowed amounts was 178%.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 20, 2024, the Company amended the Key Facility, among other things, (i) to extend the date on which the Company may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The prime rate was 8.00% and 8.50% on September 30, 2024 and December 31, 2023, respectively. The average interest rate on the Key Facility for the three months ended September 30, 2024 and 2023 was 8.53% and 8.68%, respectively. The average interest rate on the Key Facility for the nine months ended September 30, 2024 and 2023 was 8.67% and 8.34%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% on an annualized basis of any unborrowed amount available under the facility. As of September 30, 2024 and  December 31, 2023, the Company had borrowing capacity under the Key Facility of $150.0 million and $80.0 million, respectively. At September 30, 2024 and  December 31, 2023, $13.3 million and $25.0 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

There were $181.0 million in advances made by the NYL Noteholders as of September 30, 2024 and  December 31, 2023. The interest rate was 6.43% and 5.85% as of September 30, 2024 and 2023, respectively. As of September 30, 2024 and  December 31, 2023, the Company had borrowing capacity under the NYL Facility of $69.0 million. At September 30, 2024 and  December 31, 2023, $8.2 million and $17.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At  September 30, 2024 and December 31, 2023, there were approximately $1.4 million of such restricted investments.

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

There were $50.0 million in advances made by the Nuveen Noteholders as of September 30, 2024. The interest rate as of September 30, 2024 was 7.38%. As of September 30, 2024, the Company had borrowing capacity under the Nuveen Facility of $50.0 million. At September 30, 2024, $29.9 million was available for borrowing, subject to existing terms and advance rates. The Nuveen Facility was not outstanding at December 31, 2023.

Under the terms of the Nuveen Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2024, there were approximately $0.9 million of such restricted investments.

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

As of  September 30, 2024 and  December 31, 2023, the 2022 Asset-Backed Notes had an outstanding principal balance of $91.0 million and $100.0 million, respectively.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At  September 30, 2024 and  December 31, 2023, there were approximately $1.0 million and $1.3 million, respectively, of such restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2024, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2024, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

The balance of unfunded commitments to extend credit was $189.9 million and $180.5 million as of September 30, 2024 and  December 31, 2023, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
Better Place Forests Co.	$1,000	$—	$—	$—
BrightInsight, Inc.	10,000	132	15,500	241
Britecore Holdings, Inc.	2,500	36	5,000	72
Candesant Biomedical Corporation	10,000	151	10,000	151
Ceribell, Inc.	21,000	120	—	—
Divergent Technologies, Inc.	—	—	11,250	118
Elligo Healthcare Research, Inc.	7,500	97	15,000	194
Fictiv, Inc.	30,000	236	—	—
GT Medical Technologies, Inc.	20,000	100	—	—
Hometeam Technologies, Inc.	10,000	100	—	—
MicroTransponder, Inc.	22,500	—	22,500	—
Mirantis, Inc.	—	—	15,000	136
Optoro, Inc.	—	—	6,250	—
Parse Biosciences, Inc.	15,000	252	15,000	251
Pivot Bio, Inc.	20,000	209	—	—
SafelyYou, Inc.	10,000	147	20,000	270
Sonex Health, Inc.	—	—	15,000	176
Standvast Holdings, LLC	5,000	175	—	—
Supply Network Visibility Holdings, LLC	5,000	17	10,000	35
Swift Health Systems, Inc.	375	—	—	—
Tallac Therapeutics, Inc.	—	—	10,000	229
Viken Detection Corporation	—	—	10,000	160
Total	$189,875	$1,772	$180,500	$2,033

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2024 and December 31, 2023, which totaled $1.8 million and $2.0 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 22% and 23% of total debt investments outstanding as of September 30, 2024 and  December 31, 2023, respectively. The Company’s five largest debt investments at fair value represented 23% and 22% of total debt investments outstanding as of September 30, 2024 and  December 31, 2023, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of September 30, 2024 and  December 31, 2023. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 21% and 24% of total interest and fee income on investments for the three months ended September 30, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value accounted for 25% and 22% of total interest and fee income on investments for the three months ended September 30, 2024 and 2023, respectively. Interest income from the five largest debt investments at cost accounted for 21% and 23% of total interest and fee income on investments for the nine months ended September 30, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value accounted for 23% and 21% of total interest and fee income on investments for the nine months ended September 30, 2024 and 2023, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Nine Months Ended September 30, 2024
July 26, 2024	November 15, 2024	December 13, 2024	$0.11	$—	—	$—
July 26, 2024	October 17, 2024	November 14, 2024	0.11	—	—	—
July 26, 2024	September 16, 2024	October 16, 2024	0.11	3,914	18,539	195
April 26, 2024	August 16, 2024	September 13, 2024	0.11	3,818	17,441	192
April 26, 2024	July 17, 2024	August 15, 2024	0.11	3,775	16,852	192
April 26, 2024	June 17, 2024	July 16, 2024	0.11	3,766	15,860	199
February 23, 2024	June 17, 2024	June 14, 2024	0.11	3,701	16,686	201
February 23, 2024	April 18, 2024	May 15, 2024	0.11	3,654	16,687	199
February 23, 2024	March 19, 2024	April 16, 2024	0.05	1,625	7,598	85
February 23, 2024	March 19, 2024	April 16, 2024	0.11	3,574	16,717	188
			$1.04	$27,827	126,380	$1,451
Year Ended December 31, 2023
October 27, 2023	February 16, 2024	March 15, 2024	$0.11	$3,463	18,257	$210
October 27, 2023	January 18, 2024	February 14, 2024	0.11	3,462	15,873	210
October 27, 2023	December 19, 2023	January 16, 2024	0.11	3,472	14,563	199
October 27, 2023	November 17, 2023	December 15, 2023	0.05	1,574	7,137	93
July 28, 2023	November 17, 2023	December 15, 2023	0.11	3,463	15,701	206
July 28, 2023	October 18, 2023	November 15, 2023	0.11	3,493	14,022	173
July 28, 2023	September 19, 2023	October 16, 2023	0.11	3,445	15,067	184
April 28, 2023	August 17, 2023	September 15, 2023	0.11	3,458	8,665	106
April 28, 2023	July 18, 2023	August 15, 2023	0.11	3,427	8,307	105
April 28, 2023	June 16, 2023	July 14, 2023	0.11	3,434	7,424	96
February 23, 2023	May 18, 2023	June 14, 2023	0.11	3,087	7,128	86
February 23, 2023	April 18, 2023	May 16, 2023	0.11	3,068	6,705	84
February 23, 2023	March 17, 2023	April 14, 2023	0.11	3,035	6,894	81
			$1.37	$41,881	145,743	$1,833

On October 25, 2024, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
February 18, 2025	February 18, 2025	March 14, 2025	$0.11
January 16, 2025	January 16, 2025	February 14, 2025	$0.11
December 16, 2024	December 16, 2024	January 15, 2025	$0.11

After paying distributions of $0.33 per share and earning net investment income of $0.32 per share for the quarter, the Company’s undistributed spillover income as of September 30, 2024 was $1.27 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11. Financial highlights

The following table shows financial highlights for the Company:

	Nine months ended September 30,
	2024		2023
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$9.71		$11.47
Net investment income	1.06		1.54
Realized loss	(0.89)		(0.95)
Unrealized appreciation (depreciation) on investments	0.02		(0.81)
Net increase (decrease) in net assets resulting from operations	0.19		(0.22)
Distributions declared (1)	(1.04)		(0.99)
From net investment income	(1.04)		(0.99)
From net realized gain on investments	—		—
Return of capital	—		—
Other(2)	0.20		0.15
Net asset value at end of period	$9.06		$10.41
Per share market value, beginning of period	$13.17		$11.60
Per share market value, end of period	$10.65		$11.88
Total return based on a market value (3)	(11.2)%		10.9%
Shares outstanding at end of period	37,803,064		33,306,958
Ratios to average net assets:
Expenses without incentive fee (4)	15.1%		14.0%
Incentive fees (4)	0.1		1.2%
Net expenses (4)	15.2%		15.2%
Net investment income with incentive fee (4)	15.0%		18.5%
Net assets at the end of the period	$342,533		$346,575
Average net asset value	$331,853		$335,531
Average debt per share	$12.70		$14.29
Portfolio turnover ratio	13.4%	(5)	10.0%	(5)

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Subsequent Events

On October 7, 2024, the Company funded a $2.5 million debt investment to an existing portfolio company, Standvast Holdings, LLC.

On October 15, 2025, the Company funded a $0.6 million debt investment to an existing portfolio company, Swift Health Systems, Inc.

On October 17, 2024, the Company entered into a note purchase agreement, by and among the Company, each purchaser named therein, and the investment adviser named therein, in connection with the issuance and sale of $20,000,000 aggregate principal of the Company’s 7.125% Convertible Notes due 2031, par value $25.00 per share (the “Convertible Notes”), in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The Company received net proceeds (before expenses) from the sale of the Convertible Notes of approximately $18.6 million.

The Convertible Notes mature on October 16, 2031, unless earlier converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 7.125% per year, subject to additional interest or repurchase obligation upon certain events, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2024. The Convertible Notes may be converted into common stock by the holders of the Convertible Notes at any time after April 17, 2025 at a conversion price equal to the greater of: (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date and (ii) the most recently report net asset value per share of the Company’s common stock.

On October 18, 2025, the Company funded a $0.5 million debt investment to an existing portfolio company, Better Place Forests Co.

On October 22, 2024, Monroe Capital LLC (“Monroe Capital”), an affiliate of the Company and the Advisor, announced that Monroe Capital has entered into a definitive agreement with Wendel Group (Euronext: MF:FP) (“Wendel”) relating to Wendel’s strategic investment in Monroe Capital. The transaction is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. In connection with the transaction, the Company expects to seek approval of a new investment management agreement between the Company and the Advisor, from the Board and its shareholders, the terms of which are expected to remain substantively similar to the current investment management agreement.

On October 23, 2024, CAMP NYC, Inc. (“CAMP”) prepaid its outstanding principal balance of $2.0 million on its venture loan, plus interest and end-of-term payment. The Company continues to hold warrants in CAMP.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of September 30, 2024, 86.2%, or $546.0 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	53	$633,284	92.6%	56	$670,172	94.5%
Warrants	86	18,735	2.7	85	24,594	3.5
Other investments	5	17,944	2.6	3	6,430	0.9
Equity	17	14,037	2.1	14	7,889	1.1
Total		$684,000	100.0%		$709,085	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Beginning portfolio	$646,862	$715,391	$709,085	$720,026
New debt and equity investments	94,117	89,435	140,751	186,988
Less refinanced debt balances	(8,290)	(22,500)	(19,540)	(32,500)
Net new debt and equity investments	85,827	66,935	121,211	154,488
Principal payments received on investments	(12,502)	(9,121)	(34,805)	(22,011)
Early pay-offs and principal paydowns	(31,890)	(16,605)	(85,643)	(68,211)
Payment-in-kind interest on investments	379	3,934	2,114	6,088
Accretion of debt investment fees	1,474	1,925	4,470	5,018
New debt investment fees	(1,522)	(1,595)	(2,089)	(2,397)
Warrants and equity received in settlement of fee income	—	80	359	169
Proceeds from sale of investments	(69)	(2,557)	(157)	(11,063)
Net realized loss on investments	(33,894)	(11,816)	(31,422)	(28,513)
Net unrealized appreciation (depreciation) on investments	29,335	(17,518)	864	(24,448)
Other	—	—	13	(93)
Ending portfolio	$684,000	$729,053	$684,000	$729,053

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$89,830	14.2%	$108,448	16.2%
Medical Device	170,347	26.9	137,367	20.5
Technology
Communications	13,060	2.1	18,654	2.8
Consumer-Related	47,358	7.5	93,002	13.9
Networking	9,641	1.5	5,087	0.8
Software	130,256	20.6	158,016	23.6
Sustainability
Energy Efficiency	9,687	1.5	—	—
Other Sustainability	58,921	9.3	79,828	11.8
Healthcare Information and Services
Diagnostics	14,052	2.2	19,453	2.9
Other Healthcare	39,323	6.2	—	—
Software	50,809	8.0	50,317	7.5
Total	$633,284	100.0%	$670,172	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 22% and 23% of total debt investments outstanding as of September 30, 2024 and December 31, 2023, respectively. Our five largest debt investments at fair value represented 23% and 22% of total debt investments outstanding as of September 30, 2024 and December 31, 2023, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of September 30, 2024 and December 31, 2023.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of September 30, 2024 and December 31, 2023, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	10	$129,508	20.5%	11	$150,367	22.4%
3	34	449,085	70.9	39	452,911	67.6
2	6	33,465	5.3	2	39,343	5.9
1	3	21,226	3.3	4	27,551	4.1
Total	53	$633,284	100.0%	56	$670,172	100.0%

As of September 30, 2024, there were three debt investments with an internal credit rating of 1, with an aggregate cost of $36.5 million and an aggregate fair value of $21.2 million and there were six debt investments with an internal credit rating of 2, with an aggregate cost of $36.9 million and an aggregate fair value of $33.5 million. As of December 31, 2023, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $72.5 million and an aggregate fair value of $27.6 million and there were two debt investments with an internal credit rating of 2, with an aggregate cost of $43.8 million and an aggregate fair value of $39.3 million. The increase in the number of investments with internal credit ratings of 1 or 2 was principally a result of the increase in the risk of loss of principal caused by the portfolio companies low cash positions and the difficult equity fundraising market and/or the underperformance of certain portfolio companies.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended September 30, 2024 and 2023

The following table shows consolidated results of operations for the three months ended September 30, 2024 and 2023:

	For the three months ended
	September 30,
	2024	2023
	(In thousands)
Total investment income	$24,563	$29,138
Total expenses	12,353	11,605
Net investment income before excise tax	12,210	17,533
Provision for excise tax	373	179
Net investment income	11,837	17,354
Net realized loss	(33,894)	(11,816)
Net unrealized appreciation (depreciation) on investments	29,335	(17,518)
Net increase (decrease) in net assets resulting from operations	$7,278	$(11,980)
Average debt investments, at fair value	$611,924	$679,763
Average earning debt investments	$598,522	$685,107
Average gross assets less cash	$684,620	$740,836
Average borrowings outstanding	$441,723	$417,220

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $4.6 million, or 15.7%, to $24.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, total investment income consisted primarily of $22.8 million in interest income from investments, which included $3.3 million in income from the accretion of origination fees and end of term payments (“ETPs”), $1.4 million in fee income and $0.4 million in PIK income. Interest income on debt investments decreased by $2.3 million, or 9.1%, to $22.8 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest income on debt investments for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 decreased primarily due to a decrease of $86.6 million, or 12.6%, in the average earning debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the three months ended September 30, 2024 and 2023 was 4.6% and 5.1%, respectively. The decrease in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of a decrease in final payments received in cash from prepayments for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $1.3 million, or 1014.5%, to $1.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to higher fee income earned on prepayments for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

PIK income decreased by $3.6 million for the three months ended September 30, 2024 compared to the three months ended  September 30, 2023. For the three months ended September 30, 2024 and 2023, 1.5% and 13.5%, respectively, of total investment income was attributable to non-cash PIK interest. The decrease in PIK income for the three months ended September 30, 2024 compared to the three months ended  September 30, 2023 was primarily due to a decrease in earning assets that contain a PIK feature for the three months ended September 30, 2024 compared to the three months ended  September 30, 2023.

The following table shows our dollar-weighted annualized yield for the three months ended September 30, 2024 and 2023:

	For the three months ended
	September 30,
Investment type:	2024	2023
Debt investments(1)	15.9%	17.1%
All investments(1)	14.8%	16.1%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 21% and 24% of investment income for the three months ended September 30, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 25% and 22% of investment income for the three months ended September 30, 2024 and 2023, respectively.

Expenses

Total expenses increased by $0.7 million, or 6.4%, to $12.4 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.8 million, or 11.8%, to $7.9 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $24.5 million, or 5.9%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and an increase in our effective cost of debt for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Base management fee expense decreased by $0.2 million, or 7.0%, to $3.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Base management fee decreased primarily due to a decrease of $56.2 million, or 7.6%, in average gross assets less cash for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

There was no performance based incentive fee expense for the three months ended September 30, 2024 and 2023. The incentive fee on pre-incentive fee net investment income was subject to an Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $2.4 million for the three months ended September 30, 2024 compared to $3.5 million for the three months ended September 30, 2023. The Incentive Fee Cap and Deferral Mechanism resulted in $2.4 million of reduced incentive fee expense and increased net investment income for the three months ended September 30, 2024. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended September 30, 2024 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $1.4 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively.

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

During the three months ended September 30, 2024, we realized net losses on investments totaling $33.9 million primarily due to the settlement of one of our debt investments. During the three months ended September 30, 2023, we realized net losses on investments totaling $11.8 million primarily due to the settlement of one of our debt investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments.

During the three months ended September 30, 2024, net unrealized appreciation on investments totaled $29.3 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on one of our debt investments offset by (1) the unrealized depreciation on one of our other investments and (2) the unrealized depreciation on our warrant investments. During the three months ended September 30, 2023, net unrealized depreciation on investments totaled $17.5 million which was primarily due to the unrealized depreciation on two of our debt investments offset by (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on one of our equity investments. The difficult equity fundraising market and under performance of certain portfolio companies, among other factors, resulted in us reducing the fair market value of the debt investments in such portfolio companies, thus increasing the unrealized depreciation on such debt investments.

Comparison of the nine months ended September 30, 2024 and 2023

The following table shows consolidated results of operations for the nine months ended September 30, 2024 and 2023:

	For the nine months ended
	September 30,
	2024	2023
	(In thousands)
Total investment income	$76,370	$85,292
Total expenses	37,904	38,313
Net investment income before excise tax	38,466	46,979
Provision for excise tax	1,109	542
Net investment income	37,357	46,437
Net realized loss	(31,422)	(28,513)
Net unrealized appreciation (depreciation) on investments	864	(24,448)
Net increase (decrease) in net assets resulting from operations	$6,799	$(6,524)
Average debt investments, at fair value	$641,287	$685,171
Average earning debt investments	$621,463	$692,991
Average gross assets less cash	$702,312	$739,268
Average borrowings outstanding	$447,009	$430,974

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $8.9 million, or 10.5%, to $76.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, total investment income consisted primarily of $71.6 million in interest income from investments, which included $10.8 million in income from the accretion of origination fees and end of term payments, $2.7 million in fee income and $2.1 million in PIK income. Interest income on debt investments decreased by $5.4 million, or 7.0%, to $71.6 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Interest income on debt investments for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 decreased primarily due to a decrease of $71.5 million, or 10.3%, in the average earning debt investments, offset by an increase in the Prime Rate which is the base rate for most of our variable rate debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2024 and 2023 was 6.0% and 4.9%, respectively. The increase in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of a decrease in earning assets for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.4 million, or 18.0%, to $2.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to higher fee income earned on prepayments for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

PIK income decreased by $3.9 million for the nine months ended September 30, 2024 compared to the nine months ended  September 30, 2023. For the nine months ended September 30, 2024 and 2023, 2.8% and 7.1%, respectively, of total investment income was attributable to non-cash PIK interest. The decrease in PIK interest as a percentage of total investment income was principally the result of a decrease in earning assets that contain a PIK feature for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

The following table shows our dollar-weighted annualized yield for the nine months ended September 30, 2024 and 2023:

	For the nine months ended
	September 30,
Investment type:	2024	2023
Debt investments(1)	15.8%	16.5%
All investments(1)	14.8%	15.7%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 21% and 23% of investment income for the nine months ended September 30, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 23% and 21% of investment income for the nine months ended September 30, 2024 and 2023, respectively.

Expenses

Total expenses decreased by $0.4 million, or 1.1%, to $37.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $2.6 million, or 12.3%, to $24.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $16.0 million, or 3.7%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 and an increase in our effective cost of debt for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Base management fee expense decreased by $0.4 million, or 4.6%, to $9.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Base management fee decreased primarily due to a decrease of $37.0 million, or 5.0%, in average gross assets less cash for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Performance based incentive fee expense decreased by $2.8 million, or 90.5%, to $0.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease was due to an Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $7.2 million for the nine months ended September 30, 2024 compared to $6.8 million for the nine months ended September 30, 2023. The Incentive Fee Cap and Deferral Mechanism resulted in $7.2 million and $6.8 million of reduced incentive fee expense and increased net investment income for the nine months ended September 30, 2024 and 2023, respectively. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the nine months ended September 30, 2024 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $4.4 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

During the nine months ended September 30, 2024, we realized net losses on investments totaling $31.4 million primarily due to the settlement of one of our debt investments. During the nine months ended September 30, 2023, we realized net losses on investments totaling $28.5 million primarily due to the settlement of four of our debt investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments.

During the nine months ended September 30, 2024, net unrealized appreciation on investments totaled $0.9 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on one of our other investments partially offset by (1) the unrealized depreciation on four of our debt investments and (2) the unrealized depreciation on our warrant and equity investments. During the nine months ended September 30, 2023, net unrealized depreciation on investments totaled $24.4 million which was primarily due to (1) the unrealized depreciation on four of our debt investments and (2) the unrealized depreciation on two of our equity investments offset by (1) the reversal of previously recorded unrealized depreciation from the settlement of three of our debt investments and (2) the unrealized appreciation on one of our equity investments. The difficult equity fundraising market and under performance of certain portfolio companies, among other factors, resulted in us reducing the fair market value of the debt investments in such portfolio companies, thus increasing the unrealized depreciation on such debt investments.

Liquidity and capital resources

As of September 30, 2024 and December 31, 2023, we had cash and investments in money market funds of $83.4 million and $73.1 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of September 30, 2024 and December 31, 2023, we had $3.3 million and $2.6 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2022 Asset-Backed Notes, our NYL Facility or our Nuveen Facility. Our primary sources of capital have been from our public equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”), with several entities owned or affiliated with New York Life Insurance Company and the Nuveen Note Funding Agreement (the “Nuveen Facility”, together with the Key Facility and the NYL Facility, the “Credit Facilities”) with several entities owned or affiliated with Nuveen Alternative Advisors LLC, and issuance of our public and private debt securities.

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

During the three months ended September 30, 2024, we sold 1,709,096 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $18.4 million, including $0.4 million of offering expenses, from these sales.

During the three months ended September 30, 2023, we sold 1,186,303 shares of common stock under the 2023 Equity Distribution Agreement and 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $13.9 million, including $0.4 million of offering expenses, from these sales.

During the nine months ended September 30, 2024, we sold 4,279,141 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $47.5 million, including $1.0 million of offering expenses, from these sales.

During the nine months ended September 30, 2023, we sold 2,240,326 shares of common stock under the 2023 Equity Distribution Agreement and 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $26.1 million, including $0.7 million of offering expenses, from these sales.

On June 2, 2023, we completed a follow-on public offering of 3,250,000 shares of our common stock at a public offering price of $12.50 per share, for total net proceeds to us of $38.9 million, after deducting underwriting commission and discounts and other offering expenses.

On April 26, 2024, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2025 or the repurchase of $5.0 million of our common stock. During the three and nine months ended September 30, 2024 and 2023, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through September 30, 2024, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At September 30, 2024 there was no outstanding principal balance under our Key Facility. At December 31, 2023, the outstanding principal balance under our Key Facility was $70.0 million. As of September 30, 2024 and December 31, 2023, we had borrowing capacity under the Key Facility of $150.0 million and $80.0 million, respectively. At September 30, 2024 and December 31, 2023, $13.3 million and $25.0 million, respectively, was available for borrowing under the Key Facility, subject to existing terms and advance rates.

At September 30, 2024 and December 31, 2023, the outstanding principal balance under the NYL Facility was $181.0 million. As of September 30, 2024 and December 31, 2023, we had borrowing capacity under the NYL Facility of $69.0 million. At September 30, 2024 and December 31, 2023, $8.2 million and $17.4 million, respectively, was available for borrowing under the NYL Facility, subject to existing terms and advance rates.

At September 30, 2024, the outstanding principal balance under the Nuveen Facility was $50.0 million. As of September 30, 2024, we had borrowing capacity under the Nuveen Facility of $50.0 million. At September 30, 2024, $29.9 million was available for borrowing under the Nuveen Facility, subject to existing terms and advance rates. The Nuveen Facility was not outstanding at December 31, 2023.

Our operating activities provided cash of $30.1 million for the nine months ended September 30, 2024, and our financing activities used cash of $19.1 million for the same period. Our operating activities provided cash from principal payments received on our debt investments partially offset by cash used to purchase investments in portfolio companies. Our financing activities used cash primarily to repay our Key Facility, to repay our 2022 Asset-Backed Notes and to pay distributions to our stockholders, partially offset from an advance on our Nuveen Facility and the sale of shares through our ATM for net proceeds of $47.5 million.

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

Current borrowings

The following table shows our borrowings as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$70,000	$80,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	100,000	50,000	50,000	—	—	—
2022 Asset-Backed Notes	90,970	90,970	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
Total before debt issuance costs	705,970	436,970	269,000	615,000	466,000	149,000
Unamortized debt issuance costs attributable to term borrowings	—	(3,001)	—	—	(3,765)	—
Total borrowings outstanding, net	$705,970	$433,969	$269,000	$615,000	$462,235	$149,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. On June 20, 2024, we amended the Key Facility, among other things, (i) to extend the date on which we may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 8.00% and 8.50% as of September 30, 2024 and December 31, 2023, respectively. The interest rate in effect was 8.10% and 8.75% as of September 30, 2024 and December 31, 2023, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.50% of any unborrowed amount available under the facility annually.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At September 30, 2024 and December 31, 2023, there were approximately $1.4 million of such restricted investments.

There were $181.0 million in notes issued to the NYL Noteholders as of September 30, 2024 and December 31, 2023 at an interest rate of 6.43% and 5.96%, respectively. As of September 30, 2024 and December 31, 2023, we had borrowing capacity under the NYL Facility of $69.0 million. At September 30, 2024 and December 31, 2023, $8.2 million and $17.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

Under the terms of the Nuveen Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. We have segregated these funds and classified them as restricted investments in money market funds. At September 30, 2024, there were approximately $0.9 million of such restricted investments.

There were $50.0 million in notes issued to the Nuveen Noteholders as of September 30, 2024 at an interest rate of 7.38%. As of September 30, 2024, we had borrowing capacity under the Nuveen Facility of $50.0 million. At September 30, 2024, $29.9 million, was available for borrowing, subject to existing terms and advance rates.

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

At September 30, 2024 and December 31, 2023, the 2022 Asset-Backed Notes had an outstanding principal balance of $91.0 million and $100.0 million, respectively.

Under the terms of the 2022 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At September 30, 2024, and December 31, 2023, there were approximately $1.0 million and $1.3 million, respectively, of such restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2024, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2024, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Other assets

As of September 30, 2024 and December 31, 2023, other assets were $6.6 million and $3.6 million, respectively, which was primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2024:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$436,970	$70,284	$284,255	$82,431	$—
Unfunded commitments	189,875	122,375	67,500	—	—
Incentive fee deferral	18,084	—	18,084	—	—
Total	$644,929	$192,659	$369,839	$82,431	$—

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2024, we had unfunded commitments of $189.9 million. This includes $20.0 million of undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of September 30, 2024, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three months ended September 30, 2024 and 2023, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $2.4 million and $3.5 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. During the nine months ended September 30, 2024 and 2023, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $7.2 million and $6.8 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of September 30, 2024 and December 31, 2023, the total amount subject to recoupment was $18.1 million and $10.8 million, respectively.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2024 and 2023, our Advisor earned $3.0 million and $3.2 million, respectively, pursuant to the Investment Management Agreement. During the nine months ended September 30, 2024 and 2023, our Advisor earned $9.5 million and $12.7 million, respectively, pursuant to the Investment Management Agreement.

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

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended September 30, 2024 and 2023, our Advisor earned $0.4 million pursuant to the Administration Agreement. During the nine months ended September 30, 2024 and 2023, our Advisor earned $1.3 million and $1.2 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and nine months ended September 30, 2024, we recognized in interest income $0.2 million from debt investments while on non-accrual status. For the three and nine months ended September 30, 2023, we did not recognize any interest income from debt investments while on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2024 and December 31, 2023.

Recent developments

On October 7, 2024, we funded a $2.5 million debt investment to an existing portfolio company, Standvast Holdings, LLC.

On October 15, 2025, we funded a $0.6 million debt investment to an existing portfolio company, Swift Health Systems, Inc.

On October 17, 2024, we entered into a note purchase agreement, by and among us, each purchaser named therein, and the investment adviser named therein, in connection with the issuance and sale of $20,000,000 aggregate principal of our 7.125% Convertible Notes due 2031, par value $25.00 per share (the “Convertible Notes”), in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. We received net proceeds (before expenses) from the sale of the Convertible Notes of approximately $18.6 million.

The Convertible Notes mature on October 16, 2031, unless earlier converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 7.125% per year, subject to additional interest or a repurchase obligation upon certain events, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2024. The Convertible Notes may be converted into common stock by the holders of the Convertible Notes at any time after April 17, 2025 at a conversion price equal to the greater of: (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date and (ii) the most recently report net asset value per share of our common stock.

On October 18, 2025, we funded a $0.5 million debt investment to an existing portfolio company, Better Place Forests Co.

On October 22, 2024, Monroe Capital, an affiliate of us and our Advisor, announced that Monroe Capital has entered into a definitive agreement with Wendel Group (Euronext: MF:FP) (“Wendel”) relating to Wendel’s strategic investment in Monroe Capital. The transaction is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. In connection with the transaction, we expect to seek approval of a new investment management agreement between us and our Advisor, from our Board and its shareholders, the terms of which are expected to remain substantively similar to the current investment management agreement.

On October 23, 2024, CAMP NYC, Inc. (“CAMP”) prepaid its outstanding principal balance of $2.0 million on its venture loan, plus interest and end-of-term payment. We continue to hold warrants in CAMP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2024 and December 31, 2023, 99% and 94%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our September 30, 2024 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at September 30, 2024, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$17,060	$—	$17,060
Up 200 basis points	$11,230	$—	$11,230
Up 100 basis points	$5,399	$—	$5,399
Down 300 basis points	$(8,685)	$—	$(8,685)
Down 200 basis points	$(6,030)	$—	$(6,030)
Down 100 basis points	$(3,206)	$—	$(3,206)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: October 29, 2024	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: October 29, 2024	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer