Form 10-K
period 2024-12-31
Horizon Technology Finance Corp
filed 2025-03-04
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2024 based on the closing price on that date of $12.04 on the Nasdaq Global Select Market was $428.2 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 40,315,008 shares of the Registrant’s common stock outstanding as of March 4, 2025.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K are incorporated by reference into Part III of this Annual Report on Form 10‑K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑K

FOR THE YEAR ENDED December 31, 2024

PART I

In this annual report on Form 10‑K, except where the context suggests otherwise, the terms:

●	“we,” “us,” “our,” “the Company” and “Horizon Technology Finance” refer to Horizon Technology Finance Corporation, a Delaware corporation, and its consolidated subsidiaries;

●	The “Advisor” and the “Administrator” refer to Horizon Technology Finance Management LLC, a Delaware limited liability company;

●	“Credit II” refers to Horizon Credit II LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and our direct subsidiary;

●	“HFI” refers to Horizon Funding I, LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and a wholly-owned subsidiary of HSLFI, our wholly-owned subsidiary;

●	“HFII” refers to Horizon Funding II, LLC, a Delaware limited liability company, which is a special purpose bankruptcy remote entity and our direct subsidiary;

●	“Key” refers to KeyBank National Association and “Key Facility” refers to the revolving credit facility with Key;

●

“NYL Noteholders” refers to several entities owned or affiliated with New York Life Insurance Company and “NYL Facility” refers to the credit facility where the notes are issued to the NYL Noteholders;

●

“Nuveen Noteholders” refers to several entities owned or affiliated with Nuveen Alternative Advisors LLC and “Nuveen Facility” refers to the credit facility where the notes are issued to the Nuveen Noteholders;

●	“Credit Facilities” refers to collectively the Key Facility, the NYL Facility and the Nuveen Facility;

●	“2022 Notes” refers to the $37.4 million aggregate principal amount of our 6.25% unsecured notes due 2022, which were issued by us in September and October 2017 and redeemed by us on April 24, 2021;

●	“2026 Notes” refers to the $57.5 million aggregate principal amount of our 4.875% unsecured notes due 2026, which were issued by us in March 2021;

●

“2027 Notes” (collectively with the 2026 Notes, “Debt Securities”) refers to the $57.5 million aggregate principal amount of our 6.25% unsecured notes due 2027, which were issued by us on June 15, 2022 and July 11, 2022;

●

“2031 Convertible Notes” and “Convertible Notes” refers to the $20.0 million aggregate principal amount of our 7.125% unsecured notes due 2031, which were issued by us on October 17, 2024, in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933;

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

From the commencement of operations of Compass Horizon on March 4, 2008 through December 31, 2024, we funded 266 portfolio companies and invested $2.5 billion in debt investments. As of December 31, 2024, our debt investment portfolio consisted of 52 debt investments with an aggregate fair value of $638.8 million. As of December 31, 2024, 86.1%, or $550.0 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2024, 18.7%, or $119.2 million, of our total debt investment portfolio at fair value was held through our 2022-1 Securitization. As of December 31, 2024, our net assets were $336.2 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade”. Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2024, our dollar-weighted annualized yield on average debt investments was 15.6%. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the year ended December 31, 2024, our investment portfolio had an overall total yield of 14.5%. We calculate the overall total yield for any period as (1) total investment income during the period divided by (2) the average of the fair value of investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The overall total yield is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

As of December 31, 2024, our debt investments had a dollar-weighted average term of 52.0 months from inception and a dollar-weighted average remaining term of 35.0 months. As of December 31, 2024, substantially all of our debt investments had an original committed principal amount of between $1 million and $40 million, repayment terms of between 5 and 60 months and bore current pay interest at annual interest rates of between 9% and 15%.

For the year ended December 31, 2024, our total return based on market value was (21.3)%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) the aggregate amount of distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2024, we held warrants to purchase stock, predominantly preferred stock, in 85 portfolio companies, equity positions in 19 portfolio companies and success fee arrangements in six portfolio companies.

Our investment activities, and our day-to-day operations, are managed by our Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of our Advisor. Under an investment management agreement dated June 30, 2023, or the Investment Management Agreement, we paid our Advisor a base management fee and an incentive fee for its advisory services to us. The Investment Management Agreement was considered and reapproved by our Board, including a majority of our independent directors, on December 10, 2024. We have also entered into an administration agreement, or the Administration Agreement, with our Advisor under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

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

On October 21, 2024, Monroe Capital Investment Holdings, L.P., or MCIH, the indirect parent company of our Advisor, Monroe Capital Intermediate Holdings, LLC, or Intermediate Holdings, and certain other affiliates of Monroe Capital LLC, or collectively with MCIH, Intermediate Holdings and each such other affiliate party to the Transaction Agreement, Monroe, entered into an Equity Purchase Agreement, or the Transaction Agreement, pursuant to which Momentum US Bidco LLC, or the Acquiror, an affiliate of Wendel SE, or collectively with its affiliates and the Acquiror, Wendel, will acquire 75% of the equity interests in Monroe, which shall constitute a change in control of our Advisor. The Monroe business (including 100% of the equity interests in MCH HoldCo LLC, or MCH HoldCo, and, indirectly, 100% of the equity interests of our Advisor) will be contributed by MCIH to Intermediate Holdings, and 75% of the equity interests of Intermediate Holdings will be acquired by the Acquiror. Neither we nor our Advisor is party to the Transaction Agreement. The transaction is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. The closing of the transactions contemplated by the Transaction Agreement will result in a change in control of the Advisor, or the Advisor Change in Control. On December 10, 2024, our Board unanimously approved a new investment advisory agreement with our Advisor, substantially similar to the existing Investment Management Agreement, subject to stockholder approval at a special meeting of stockholders to be held on February 21, 2025, or any adjournments or postponements thereof, and the closing of the Advisor Change in Control. We do not anticipate the Advisor Change in Control will substantially or adversely affect us. It is anticipated that all of the officers and investment professionals at our Advisor will remain at our Advisor and that our Advisor and we will maintain our venture lending-focused investment strategy.

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

●

Use of leverage. We use leverage to increase returns on equity through our Credit Facilities, through our 2026 Notes, 2027 Notes and 2031 Convertible Notes and through our 2022-1 Securitization. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, which include the following:

Consistently execute commitments and close transactions. Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $3.0 billion to more than 330 companies since operations commenced in 2004.

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

Well-known brand name. Our Advisor has originated Venture Loans to more than 330 companies in our Target Industries under the “Horizon Technology Finance” brand.

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

Board Recommendation and Approval of the Investment Management Agreement

At a meeting of the stockholders convened on May 25, 2023 and reconvened on June 28, 2023, our stockholders, upon the recommendation of the Board, approved the Investment Management Agreement which became effective on June 30, 2023. The Investment Management Agreement is effective for two years from the date of approval and then must be annually reapproved by our Board for a one-year period. The Investment Management Agreement was considered and reapproved by our Board, including a majority of our independent directors, on December 10, 2024 for a one-year period. When it considered recommending the approval of the Investment Management Agreement, our Board held a meeting at which it focused on information it received relating to, among other things, (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure, (i) confirmation that our Advisor intends to continue to manage us in a manner consistent with our investment objectives; and (j) certain other factors our Board deemed to be relevant.

Based on the information reviewed and its discussions related thereto, our Board, including a majority of the directors who are not interested persons of us, determined that the investment management fee rates payable pursuant to the terms of the Investment Management Agreement were reasonable in relation to the services to be provided.

On December 10, 2024, in connection with the Advisor Change in Control, our Board unanimously approved, and recommended that stockholders approve, a new investment advisory agreement with our Advisor, substantially similar to the existing Investment Management Agreement, subject to stockholder approval at a special meeting of stockholders to be held on February 21, 2025, or any adjournments or postponements thereof, and the closing of the Advisor Change in Control. We do not anticipate the Advisor Change in Control will substantially or adversely affect us. It is anticipated that all of the officers and investment professionals at our Advisor will remain at our Advisor and that our Advisor and we will maintain our venture lending-focused investment strategy.

Duration and termination

Unless terminated earlier as described below, the Investment Management Agreement will continue in effect from year to year if approved annually by our Board including a majority of our directors who are not interested persons or by the affirmative vote of the holders of a majority of our outstanding voting securities and a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty by delivering notice of termination upon not more than 60 days’ written notice to the other party. See “Item 1A — Risk Factors — Risks Related to Our Advisor and Affiliates — Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, results of operations or financial condition.”

Administration Agreement

The Administration Agreement was considered and reapproved by our Board, including a majority of our independent directors, on December 10, 2024. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Board reviews the allocation of expenses shared with the Advisor or other clients of the Advisor, if any, on a periodic basis to confirm that the allocations are reasonable and appropriate in light of the provisions of the Investment Management Agreement and Administration Agreement and then-current circumstances.

License agreement

We have entered into a license agreement with Horizon Technology Finance Management LLC pursuant to which we were granted a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as an investment management agreement with our Advisor is in effect. Other than with respect to this limited license, we have no legal right to the “Horizon Technology Finance” service mark.

Regulation

We have elected to be regulated as a BDC under the 1940 Act and elected to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (1) 67% or more of such company’s shares present or represented by proxy at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy or (2) more than 50% of the outstanding shares of such company. Our bylaws provide for the calling of a special meeting of stockholders at which such action could be considered upon written notice of not less than ten or more than sixty days before the date of such meeting.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates may be precluded from co-investing in transactions for which terms other than price are negotiated by our affiliates. As a result of one or more of these situations, we may not be able to invest as much as we otherwise would in certain investments or may not be able to liquidate a position as quickly. Since June 30, 2023, we and our Advisor have relied on exemptive relief from the SEC granted to certain affiliates of Monroe on October 15, 2014, as amended on January 10, 2023, permitting us to co-invest with other funds and accounts sponsored or managed by our Advisor, Monroe and their affiliates in negotiated investments, subject to the terms and conditions of the exemptive relief.

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

Election to be taxed as a RIC

We have elected to be subject to tax, and intend to qualify annually to maintain our election to be subject to tax, as a RIC under Subchapter M of the Code. To maintain our RIC status, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must distribute dividends each tax year of an amount generally at least equal to 90% of the sum of our ordinary income and our realized net short-term capital gains (i.e., net short-term capital gains in excess of net long-term capital losses), or investment company taxable income, if any, out of the assets legally available for distribution, which we refer to as the “Annual Distribution Requirement.” Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we are required to distribute dividends in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income or net capital gains for preceding years that were not distributed during such years and on which we previously did not incur any U.S. federal-level corporate income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity. In order to qualify as a RIC, we must:

●	maintain an election to be treated as a BDC under the 1940 Act at all times during each tax year;

●	meet any applicable securities law requirements, including capital structure requirements;

●

derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or securities or foreign currencies, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock, securities or currencies, or the Qualifying Income Test; and

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

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to entity-level income taxes on the portion of our investment company taxable income as well as any net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute as dividends to stockholders. We may retain for investment all or a portion of our net capital gain. However, if we retain any investment company taxable income or net capital gains, and fail to satisfy the Annual Distribution Requirement, we will be subject to the entity-level taxation at regular corporate rate on any amounts retained. If we fail to qualify as a RIC for a period greater than two consecutive tax years, to qualify as a RIC in a subsequent tax year, we may be subject to regular the corporate rate on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the tax year) that we elect to recognize on requalification or when recognized over the next five tax years.

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

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at the regular corporate rate. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% or 20% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to certain corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

●	Political, social and economic uncertainty, including uncertainty related to tariffs, trade disputes, war and inflation, creates and exacerbates risks.

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

●	We are dependent upon management personnel of our Investment Advisor for our future success.

●	Our ability to grow depends on our ability to raise additional capital.

●	We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

●	We operate in a highly competitive market for investment opportunities.

●	Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

●

Our Investment Advisor can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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

Risks Related to our Advisor and Affiliates

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

We have entered into a license agreement with Horizon Technology Management LLC pursuant to which it has agreed to grant us a non-exclusive, royalty-free right and license to use the service mark “Horizon Technology Finance.” Under this agreement, we have a right to use the “Horizon Technology Finance” service mark for so long as the Investment Management Agreement is in effect between us and our Advisor. In addition, we pay our Advisor, our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Any potential conflict of interest arising as a result of our arrangements with our Advisor could have a material adverse effect on our business, results of operations and financial condition.

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

Since June 30, 2023, we and our Advisor have relied on exemptive relief from the SEC granted to certain affiliates of Monroe on October 15, 2014, as amended on January 10, 2023. The exemptive relief affords our Advisor greater flexibility to negotiate the terms of co-investments if our Board determines in advance that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Advisor, or Monroe or their affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. We cannot assure you, however, that we will develop opportunities that comply with such limitations.

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

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

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

A period of market disruption may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, unfavorable economic conditions, including elevated interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

●

adding PIK interest payments to the principal of investments increases our investment income which increases our net assets and, as such, increases the Advisor’s base management fees and increases the Advisor’s potential income incentive fees at a compounding rate;

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

●	OID, ETPs, and PIK may create a risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by us to the Advisor that relates to our net investment income is computed and paid on income that may include OID, ETPs, and PIK interest. If a portfolio company defaults on a debt investment that includes OID, ETPs or accrued PIK interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Advisor will have no obligation to refund any fees it received in respect of such accrued income.

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

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may become subject to a corporate-level income taxes on all of our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2024, 2023 and 2022 was 8.5%, 7.0% and 11.2%, respectively.

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

Changes to or repeal of the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of our Advisor to other types of investments in which our Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On January 30, 2020, the Federal Reserve Board released proposed changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of these change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. In addition, the new presidential administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over our industry. Any changes or reforms may impose additional costs or result in other limitations on us.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations.

In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we and our portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2024 and (2) 150% at various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2024(1)	(35.34)%	(23.11)%	(10.88)%	1.35%	13.58%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(45.91)%	(30.70)%	(15.49)%	(0.28)%	14.93%

(1)	Assumes $822 million in total assets, $472 million in outstanding debt, $336 million in net assets, and an average cost of borrowed funds of 7.75% at December 31, 2024.
(2)	Assumes $1,022 million in total assets, $672 million in outstanding debt, $336 million in net assets, and an average cost of borrowed funds of 7.75% at December 31, 2024.

Based on our outstanding indebtedness of $472 million as of December 31, 2024 and the average cost of borrowed funds of 7.75% as of that date, our investment portfolio would have needed to experience an annual return of at least 5.39% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Based on an outstanding indebtedness of $672 million on an assumed 150% asset coverage ratio and an average cost of borrowed funds of 7.75%, our investment portfolio would need to experience an annual return of at least 7.67% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

If we are unable to comply with the covenants or restrictions in our Credit Facilities or make payments when due thereunder, our business could be materially adversely affected.

Our Credit Facilities are secured by a lien on the assets of our wholly owned subsidiaries, Credit II, HFI and HFII. The breach of certain of the covenants or restrictions or our failure to make payments when due under the Credit Facilities, unless cured within the applicable grace period, would result in a default under the Credit Facilities that would permit the lender thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness and the lender may exercise rights available to them, including to the extent permitted under applicable law, the seizure of such assets without adjudication.

The Key Facility also requires Credit II, HFI, HFII and our Advisor to comply with various financial covenants, including maintenance by our Advisor of a minimum tangible net worth and limitations on the value of, and modifications to, the loan collateral that secures the Credit Facilities. Complying with these restrictions may prevent us from taking actions that we believe would help us to grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise restrict corporate activities, and could result in our failing to qualify as a RIC resulting in our becoming subject to corporate-level income tax. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information regarding our credit arrangements.

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

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility, NYL Facility, Nuveen Facility, 2026 Notes, 2027 Notes, 2031 Convertible Notes or the 2022 Asset-Backed Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until June 20, 2027. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on June 20, 2029, unless such date is extended in accordance with the terms of the Key Facility. We may borrow under the NYL Facility until June 5, 2025. After such date, we must repay the outstanding advances under the NYL Facility in accordance with its terms and conditions. All outstanding advances under the NYL Facility are due and payable on June 15, 2030, unless such date is extended in accordance with the terms of the NYL Facility. We may borrow under the Nuveen Facility until June 21, 2027. After such date, we must repay the outstanding advances under the Nuveen Facility in accordance with its terms and conditions. All outstanding advances under the Nuveen Facility are due and payable on June 21, 2027, unless such date is extended in accordance with the terms of the Nuveen Facility. All outstanding amounts on our 2026 Notes are due and payable on March 30, 2026 unless redeemed prior to that date. All outstanding amounts on our 2027 Notes are due and payable on June 15, 2027 unless redeemed prior to that date. All outstanding amounts on our 2031 Convertible Notes are due and payable on October 17, 2031 unless redeemed or converted into our common stock prior to that date. The 2022 Asset-Backed Notes have a stated maturity of November 15, 2030. If we are unable to increase, renew or replace the Credit Facilities or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

The trading price of our common stock may fluctuate substantially and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

●	actual or anticipated changes in our earnings or fluctuations in our operating results;

●	changes in the value of our portfolio of investments;

●	price and volume fluctuations in the overall stock market or in the market for BDCs from time to time;

●	investor demand for our shares of common stock;

●	significant volatility in the market price and trading volume of securities of registered closed-end management investment companies, BDCs or other financial services companies;

●	our inability to raise capital, borrow money or deploy or invest our capital;

●	fluctuations in interest rates;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	operating performance of companies comparable to us;

●	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

●	losing RIC status;

●	general economic conditions, trends and other external factors;

●	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the 2031 Convertible Notes;

●	departures of key personnel; or

●	loss of a major source of funding.

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

The 2031 Convertible Notes and the Debt Securities present other risks to holders of our common stock, including the possibility that such notes could discourage an acquisition of us by a third party and accounting uncertainty.

Certain provisions of the 2031 Convertible Notes and the Debt Securities could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 2031 Convertible Notes and the Debt Securities will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to increase the conversion rate or provide for conversion into the acquirer’s capital stock in the event of certain fundamental changes with respect to the 2031 Convertible Notes. These provisions could discourage an acquisition of us by a third party.

The accounting for convertible debt securities is subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. We cannot predict if or when any such change could be made and any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the market price of our common stock.

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

Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of the 2031 Convertible Notes into common stock), whether or not actually sold, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments. In addition, the outbreak of a pandemic may disrupt global travel and supply chains, and may adversely impact global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of a pandemic precludes any prediction as to the ultimate adverse impact of a pandemic, which may have a continued adverse impact on economic and market conditions.

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

The capital markets may experience periods of disruption and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption. Such disruptions have been evidenced by volatility in global stock markets. Despite actions of the U.S. federal government and foreign governments, this disruption has contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of these disruptions and measures taken in response thereto. These disruptions, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in an elevated interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, these communications and information systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Advisor and third-party service providers. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our and our Advisor’s cybersecurity risks. We, along with our Advisor, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Furthermore, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We are subject to risks associated with an uncertain interest rate environment that may affect our cost of capital and net investment income.

While interest rates have reached their highest levels in the recent past, it is uncertain when and at what pace interest rates will decline.

Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. To the extent our investments have fixed interest rates or have interest rate floors that are higher than the floor on, or interest rates that “reset” less frequently than, the Credit Facilities, increases in interest rates can lead to interest rate compression and have a material adverse effect on our net investment income. In addition to increasing the cost of borrowed funds, which may materially reduce our net investment income, elevated interest rates may also adversely affect our ability to obtain additional debt financing on terms as favorable as under our current debt financings, or at all. See “—If we are unable to obtain additional debt financing, our business could be materially adversely affected.”

In the current high interest rate environment, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Elevated interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults on our investments in such portfolio companies. In addition, increasing payment obligations under floating rate loans may cause borrowers to refinance or otherwise repay our loans earlier than they otherwise would, requiring us to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans. In addition, elevated interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

Our business faces increasing public scrutiny related to environmental, social and governance, or ESG, activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

“Anti-ESG” sentiment has gained momentum across the United States, with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our Advisor’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our Advisor to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions (including wildfires, droughts, hurricanes and floods) in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

Our Advisor has identified a Cyber Incident Response Team, or Response Team, who is responsible for providing appropriate oversight, strategic direction, and decision making for an event that potentially could cause a material impact to our business. Our Response Team includes our Chief Financial Officer, Chief Compliance Officer and General Counsel, and Vice President of Operations and these individuals are responsible for coordinating the incident response, including any required notification to our Audit Committee or our Board.

We rely on our Advisor to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to us.

We rely on our Advisor’s risk management program and processes, which include cyber risk assessments.

We depend on and engage various third parties, including suppliers, vendors, and service providers, to operate our business. We rely on the expertise of risk management, legal, information technology, and compliance personnel of our Advisor when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Audit Committee Oversight of Cybersecurity Risks

Our Audit Committee provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Audit Committee receives periodic updates from our Response Team regarding the overall state of our Advisor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.

Management's Role in Cybersecurity Risk Management

Our management, including our Response Team, is responsible for assessing and managing material risks from cybersecurity threats. Our management continuously assesses, meets and prioritizes cybersecurity risks and actions taken to mitigate these risks. Members of our management possess relevant expertise in various disciplines that are key to effectively managing such risks. We leverage the resources of Monroe, including the Head of Information Technology, who provides resources and expertise to assist us in our cybersecurity program. Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of our Advisor.

Assessment of Cybersecurity Risk

In the past three years, we have not experienced a material cybersecurity breach. Our Advisor, including our Response Team, and our management assess on an on-going basis the potential impact of risks from cybersecurity threats on us, and regularly evaluate how such risks could materially affect our business strategy, operational results, and financial condition. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

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

Item 4.         Mine Safety Disclosures

Not applicable

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock

Our common stock is traded on Nasdaq, under the symbol “HRZN”. The following table sets forth, for each fiscal quarter since January 1, 2023, the range of high and low closing sales price of our common stock, the premium or discount of the closing sales price to our NAV and the distributions declared per share by us.

				Premium/	Premium/
				Discount of	Discount of
				High Sales	Low Sales	Distributions
		Closing Sales Price		Price to	Price to	Declared
Period	NAV(1)	High	Low	NAV(2)	NAV(2)	Per Share(3)
Year ended December 31, 2024
Fourth quarter	$8.43	$10.68	$8.57	27%	2%	$0.33	(4)
Third quarter	$9.06	$12.56	$10.58	29%	17%	$0.33
Second quarter	$9.12	$12.16	$11.20	33%	23%	$0.33
First quarter	$9.64	$13.63	$11.17	41%	16%	$0.38
Year ended December 31, 2023
Fourth quarter	$9.71	$13.44	$10.86	38%	12%	$0.38
Third quarter	$10.41	$13.27	$11.38	27%	9%	$0.33
Second quarter	$11.07	$13.27	$10.99	20%	-1%	$0.33
First quarter	$11.34	$12.88	$10.74	14%	-5%	$0.33

(1)

NAV per share determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, net of applicable withholding taxes, unless they specifically opt out of the DRIP so as to receive cash distributions.
(4)	$0.11 of which is payable on March 14, 2025.

The last reported price for our common stock on March 3, 2025 was $9.77 per share, which represented a 16% premium to NAV per share. As of March 3, 2025 we had 20 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2024, 2023 and 2022.

Issuer Purchases of Equity Securities

On April 26, 2024, our Board extended a previously authorized stock repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. Unless extended by our Board, the repurchase program will expire on the earlier of June 30, 2025 and the repurchase of $5.0 million of common stock. During the quarter ended December 31, 2024, we did not repurchase any shares of our common stock. During the years ended December 31, 2024, 2023 and 2022, we did not repurchase any shares of our common stock. From the inception of the stock repurchase program on September 18, 2015 through December 31, 2024, we have repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

In order to qualify to be subject to tax as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Generally, in order to qualify as a RIC, we must derive at least 90% of our gross income during each tax year from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in stock, securities or currencies. We must also meet certain asset diversification requirements at the end of each quarter of each tax year. Failure to meet these diversification requirements on the last day of a quarter may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices or times, and may cause us to incur substantial losses.

In addition, in order to be eligible for the special tax treatment accorded to RICs and to avoid the imposition of corporate-level tax on the income and gains we distribute to our stockholders, each tax year we are required under the Code to distribute as dividends of an amount generally at least 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid to our stockholders, and our net tax-exempt income. We refer to such amount as the Annual Distribution Requirement in this annual report on Form 10‑K. Additionally, we must distribute, in respect of each calendar year, dividends of an amount generally at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income or capital gain net income for preceding years that were not distributed during such years and on which we previously did not incur any U.S. federal income tax in order to avoid the imposition of a 4% U.S. federal excise tax. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

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

We have adopted an “opt out” DRIP for our common stockholders. As a result, if we make a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, net of applicable withholding taxes, unless they specifically opt out of the DRIP. If a stockholder opts out, that stockholder receives cash distributions. Although distributions paid in the form of additional shares of common stock are generally subject to U.S. federal, state and local taxes, stockholders participating in our DRIP do not receive any corresponding cash distributions with which to pay any such applicable taxes. We may use newly issued shares to implement the DRIP, or we may purchase shares in the open market in connection with our obligations under the DRIP.

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the MVIS U.S. Business Development Companies Index, for the period from December 31, 2019 through December 31, 2024. The graph assumes that, on December 31, 2019, a person invested $100 in each of our common stock, the S&P 500 Index and the MVIS U.S. Business Development Companies Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of our annual report on Form 10‑K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

HRZN Indexed Price Performance
250
225
200
175
150
125
100
75
50
25
0
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
S&P 500
MVIS US Business Development Companies
HRZN

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

Stockholder Transaction Expenses	—%	(1)
Sales Load (as a percentage of offering price)	—%
Offering Expenses (as a percentage of offering price)	—	(2)
Dividend Reinvestment Plan Fees	—%
Total Stockholder Transaction Expenses (as a percentage of offering price)
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(3)
Base Management Fee	3.85%	(4)
Incentive Fee Payable Under the Investment Management Agreement	1.78%	(5)
Interest Payments on Borrowed Funds	10.09%	(6)
Other Expenses (estimated for the current fiscal year)	1.62%	(7)
Acquired Fund Fees and Expenses	0.00%	(8)
Total Annual Expenses (estimated)	17.34%	(4)(9)

(1)	Represents the underwriting discounts and commissions with respect to the shares sold by us.

(2)	The expenses associated with the DRIP are included in “Other Expenses” in the table. See “Dividend Reinvestment Plan” in the accompanying prospectus.

(3)

Net Assets Attributable to Common Stock equals estimated average net assets for the current fiscal year and is based on our net assets at December 31, 2024 and includes the net proceeds of the offering estimated to be received by the Company.

(4)

Our base management fee under the Investment Management Agreement is based on our gross assets, less cash and cash equivalents, which includes assets acquired using leverage, including any leverage disclosed in the accompanying prospectus, and is payable monthly in arrears. The management fee referenced in the table above is based on our gross assets, less cash and cash equivalents, of $721.0 million as of December 31, 2024 and includes net proceeds of the offering, after the net proceeds have been invested in portfolio companies, and $65.0 million of assets estimated to be acquired in the current fiscal year using leverage. See “Investment Management and Administration Agreements - Investment Management Agreement” in the accompanying prospectus.

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

The incentive payable to our Advisor represents our estimated annual expense incurred under the first part of the incentive fee payable under the Investment Management Agreement over the next twelve months. As of December 31, 2024, our cumulative realized capital gains and unrealized capital appreciation did not exceed our cumulative realized capital losses and unrealized capital depreciation. Given our strategy of investing primarily in Venture Loans, which are fixed-income assets, we believe it is unlikely that our cumulative realized capital gains and unrealized capital appreciation will exceed our cumulative realized capital losses and unrealized capital depreciation in the next twelve months. Consequently, we do not expect to incur any Incentive Fee Capital Gains during the next twelve months. As we cannot predict the occurrence of any capital gains from the portfolio, we have assumed no Incentive Fee Capital Gains.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$162.70	$430.35	$636.02	$965.23

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or lesser than those shown.

While the example assumes, as required by the applicable rules of the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Management Agreement is unlikely to be significant assuming a 5% annual return and is not included in the example. This illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our distributions to our common stockholders and our expenses would likely be higher. If the 5% annual return were derived entirely from capital gains, the expenses you would pay on a $1,000 investment are set forth in the table below. See “Investment Management and Administration Agreements — Investment Management Agreement — Examples of Incentive Fee Calculation” in the accompanying prospectus for additional information regarding the calculation of incentive fees.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return derived entirely from capital gains	$156.03	$416.06	$619.45	$954.60

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

●

general economic and political trends and other external factors, including continuing supply chain disruptions, increased inflation, tariffs and trade disputes with other countries and a general slowdown in economic activity;

●

the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;

●	the relative and absolute investment performance and operations of our Advisor;

●	the impact of increased competition;

●	the impact of investments we intend to make and future acquisitions and divestitures;

●	the unfavorable resolution of legal proceedings;

●	our business prospects and the prospects of our portfolio companies;

●	geopolitical turmoil and the potential for volatility in energy prices and disruptions to global supply chains resulting from such turmoil and its impact on the industries in which we invest;

●	political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the recent U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration;

●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

●	our regulatory structure and tax status;

●	changes in the general interest rate environment;

●	our ability to qualify and maintain qualification as a RIC and as a BDC;

●	the adequacy of our cash resources and working capital;

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

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act and Sections 21E(b)(2)(B) and (D) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with any annual report on Form 10‑K or any quarterly reports we file under the Exchange Act.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively "Senior Term Loans." Some of our debt investments may also be subordinated to term debt provided by third parties. As of December 31, 2024, 86.1%, or $550.0 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

We were formed in March 2010 and completed an initial public offering in October 2010.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	52	$638,779	91.5%	56	$670,172	94.5%
Warrants	85	18,277	2.6	85	24,594	3.5
Other investments	5	14,637	2.1	3	6,430	0.9
Equity	19	26,198	3.8	14	7,889	1.1
Total		$697,891	100.0%		$709,085	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2024 and 2023:

	For the year ended
	December 31,
	2024	2023
	(In thousands)
Beginning portfolio	$709,085	$720,026
New debt and equity investments	210,024	251,189
Less refinanced debt balances	(27,660)	(32,500)
Net new debt and equity investments	182,364	218,689
Principal payments received on investments	(46,996)	(35,258)
Early pay-offs and principal paydowns	(99,364)	(117,035)
Payment-in-kind interest on investments	3,261	8,433
Accretion of debt investment fees	5,842	6,862
New debt investment fees	(2,918)	(3,162)
Warrants and equity received in settlement of fee income	359	169
Proceeds from sale of investments	(302)	(11,066)
Net realized loss on investments	(34,631)	(29,702)
Net unrealized depreciation on investments	(18,785)	(48,780)
Other	(24)	(91)
Ending portfolio	$697,891	$709,085

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$80,988	12.7%	$108,448	16.2%
Medical Device	187,562	29.4	137,367	20.5
Technology
Communications	11,193	1.8	18,654	2.8
Consumer-Related	29,695	4.6	93,002	13.9
Networking	9,647	1.5	5,087	0.8
Software	147,815	23.1	158,016	23.6
Sustainability
Energy Efficiency	9,693	1.5	—	—
Other Sustainability	57,997	9.1	79,828	11.8
Healthcare Information and Services
Diagnostics	13,671	2.1	19,453	2.9
Other Healthcare	39,349	6.2	—	—
Software	51,169	8.0	50,317	7.5
Total	$638,779	100.0%	$670,172	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 22% and 23% of total debt investments outstanding as of December 31, 2024 and 2023, respectively. Our five largest debt investments at fair value represented 23% and 22% of total debt investments outstanding as of December 31, 2024 and 2023, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of December 31, 2024 or 2023.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2024 and 2023, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	11	$159,944	25.1%	11	$150,367	22.4%
3	30	419,621	65.7	39	452,911	67.6
2	7	48,760	7.6	2	39,343	5.9
1	4	10,454	1.6	4	27,551	4.1
Total	52	$638,779	100.0%	56	$670,172	100.0%

As of December 31, 2024, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $44.8 million and an aggregate fair value of $10.5 million and there were seven debt investments with an internal credit rating of 2, with an aggregate cost of $53.3 million and an aggregate fair value of $48.8 million. As of December 31, 2023, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $72.5 million and an aggregate fair value of $27.6 million and there were two debt investments with an internal credit rating of 2, with an aggregate cost of $43.8 million and an aggregate fair value of $39.3 million. The increase in the number of investments with internal credit ratings of 1 or 2 was primarily a result of the increase in the risk of loss of principal caused by the portfolio companies low cash positions and the difficult equity fundraising market and/or the underperformance of such portfolio companies.

Consolidated results of operations of Horizon Technology Finance Corporation

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2024, 2023 and 2022:

	For the year ended
	December 31,
	2024	2023	2022
	(In thousands)
Total investment income	$99,915	$113,475	$79,191
Total expenses	50,656	50,537	42,289
Net investment income before excise tax	49,259	62,938	36,902
Provision for excise tax	1,476	1,490	715
Net investment income	47,783	61,448	36,187
Net realized loss	(34,631)	(29,853)	(9,484)
Net unrealized depreciation on investments	(18,785)	(48,780)	(5,552)
Net (decrease) increase in net assets resulting from operations	$(5,633)	$(17,185)	$21,151
Average debt investments, at fair value	$638,195	$680,862	$550,403
Average earning debt investments	$622,398	$688,626	$558,301
Average gross assets less cash	$703,805	$737,459	$597,864
Average borrowings outstanding	$448,275	$431,354	$338,676

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $13.6 million, or 11.9%, to $99.9 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For the year ended December 31, 2024, total investment income consisted primarily of (1) $97.0 million in interest income from investments, which included $13.7 million in income from the accretion of origination fees and ETPs and $3.3 million in PIK interest income and (2) $2.9 million in fee income.

Interest income on debt investments decreased by $13.2 million, or 12.0%, to $97.0 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Interest income on investments for the year ended December 31, 2024 as compared to the year ended December 31, 2023 decreased primarily due to a decrease of $66.2 million, or 9.6%, in the average earning debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2024 and 2023 was 5.6% and 4.2%, respectively. The increase in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of a decrease in prepayments for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

PIK interest income decreased by $5.2 million, or 61.3%, to $3.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, 3.3% and 7.4%, respectively, of total investment income was attributable to non-cash PIK interest income. The decrease in PIK interest income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to a decrease in earning assets that contain a PIK feature for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.4 million, or 11.9%, to $2.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to lower fee income earned on prepayments for the year ended December 31, 2024.

Total investment income increased by $34.3 million, or 43.3%, to $113.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For the year ended December 31, 2023, total investment income consisted primarily of (1) $110.1 million in interest income from investments, which included $15.9 million in income from the accretion of origination fees and ETPs and $8.4 million in PIK interest income and (2) $3.3 million in fee income.

Interest income on debt investments increased by $32.8 million, or 42.3%, to $110.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Interest income on investments for the year ended December 31, 2023 as compared to the year ended December 31, 2022 increased primarily due to an increase of $130.5 million, or 23.7%, in the average size of our debt investment portfolio and an increase in the Prime Rate which is the base rate for most of our variable rate debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2023 and 2022 was 4.2% and 7.4%, respectively. The decrease in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in earning assets for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

PIK interest income increased by $8.4 million to $8.4 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For the year ended December 31, 2023, 7.4% of total investment income was attributable to non-cash PIK interest. There was no PIK interest income for the year ended December 31, 2022. The increase in PIK interest income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to an increase in earning assets that contain a PIK feature for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $1.5 million, or 83.3%, to $3.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher fee income earned on prepayments for the year ended December 31, 2023.

The following table shows our dollar-weighted annualized yield for the years ended December 31, 2024, 2023 and 2022:

	For the year ended
	December 31,
Investment type:	2024	2023	2022
Debt investments(1)	15.6%	16.6%	14.4%
All investments(1)	14.5%	15.7%	13.8%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 19%, 17% and 15% of investment income for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 19%, 15% and 15% of investment income for the years ended December 31, 2024, 2023 and 2022, respectively.

Expenses

Total expenses increased by $0.1 million, or 0.2%, to $50.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Total expenses increased by $8.2 million, or 19.5%, to $50.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $3.3 million, or 11.3%, to $32.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $16.9 million, or 3.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 and an increase in our effective cost of debt for the year ended December 31, 2024 compared to the year ended December 31, 2023. Interest expense increased by $9.8 million, or 50.9%, to $29.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $92.7 million, or 27.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 and an increase in our effective cost of debt for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Base management fee expense decreased by $0.5 million, or 4.2%, to $12.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Base management fee expense decreased primarily due to a decrease of $33.7 million, or 4.6%, in average gross assets less cash for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Base management fee expense increased by $2.2 million, or 21.1%, to $12.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Base management fee expense increased primarily due to an increase of $139.6 million, or 23.3%, in average gross assets less cash for the year ended December 31, 2023 as compared to the year ended December 31, 2022, partially offset by the lower management fee earned on gross assets less cash in excess of $250 million.

Performance based incentive fee expense decreased by $2.8 million, or 90.5%, to $0.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease was due to a decrease of $16.5 million, or 25.5%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2024 compared to the year ended December 31, 2023 and an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $9.3 million for the year ended December 31, 2024 compared to an Incentive Fee Cap of $9.8 million for the year ended December 31, 2023. The Incentive Fee Cap and Deferral Mechanism resulted in $9.3 million of reduced incentive fee expense and increased net investment income for the year ended December 31, 2024. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2024 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters. Performance based incentive fee expense decreased by $4.7 million, or 60.1%, to $3.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease was due to an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $9.8 million  year ended December 31, 2023 compared to an Incentive Fee Cap of $1.0 million for the year ended December 31, 2022, offset by an increase of $20.6 million, or 46.9%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2023 compared to the year ended December 31, 2022. The Incentive Fee Cap and Deferral Mechanism resulted in $9.8 million of reduced incentive fee expense and increased net investment income for the year ended December 31, 2023. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2023 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

In 2024 and 2023, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2024 and 2023, we elected to carry forward taxable income in excess of current year distributions of $38.4 million and $38.6 million, respectively. At December 31, 2024 and 2023, excise tax payable of $1.5 million was recorded.

Administrative fee expense, professional fees and general and administrative expenses were $5.8 million, $5.7 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

During the year ended December 31, 2024, we realized net losses on investments totaling $34.6 million primarily due to the settlement of two of our debt investments and the realization of one of our warrant investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments. During the year ended December 31, 2023, we realized net losses on investments totaling $29.7 million primarily due to the settlement of four of our debt investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments. During the same period, we repaid our 2019 Asset-Backed Notes in full which resulted in a realized loss on debt extinguishment of $0.2 million.

During the year ended December 31, 2024, we recorded net unrealized depreciation on investments totaling $18.8 million which was primarily due to (1) the unrealized depreciation on five of our debt investments, (2) the unrealized depreciation on one of our other investments and (3) the reversal of previously unrealized appreciation from the realization of one of our warrant investments offset by (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on one of our other investments. During the year ended December 31, 2023, we recorded net unrealized depreciation on investments totaling $48.8 million which was primarily due to (1) the unrealized depreciation on three of our debt investments (2) the unrealized depreciation on two of our equity investments and (3) the unrealized depreciation on our warrant investments partially offset by the reversal of previously recorded unrealized depreciation from the settlement of three of our debt investments.

Liquidity and capital resources

As of December 31, 2024 and 2023, we had cash and investments in money market funds of $97.5 million and $73.1 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2024 and 2023, we had $3.3 million and $2.6 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2022 Asset-Backed Notes, our NYL Facility or our Nuveen Facility. Our primary sources of capital have been from our public equity offerings, use of our Credit Facilities, and issuance of our public and private debt securities.

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

During the year ended December 31, 2024, we sold 6,300,095 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $66.4 million, including $1.4 million of offering expenses, from these sales. During the year ended December 31, 2023, we sold 2,248,830 shares of common stock under the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $26.2 million, including $0.7 million of offering expenses, from these sales.

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

On April 26, 2024, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2025 or the repurchase of $5.0 million of our common stock. During the years ended December 31, 2024, 2023 and 2022, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through December 31, 2024, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At December 31, 2024, there was no outstanding principal balance under the Key Facility. At December 31, 2023, the outstanding principal balance under the Key Facility was $70.0 million. As of December 31, 2024 and 2023, we had borrowing capacity under the Key Facility of $150.0 million and $80.0 million, respectively. At December 31, 2024 and 2023, $24.8 million and $25.0 million, respectively, was available for borrowing under the Key Facility, subject to existing terms and advance rates.

At December 31, 2024 and 2023, the outstanding principal balance under the NYL Facility was $181.0 million. As of December 31, 2024 and 2023, we had borrowing capacity under the NYL Facility of $69.0 million. At December 31, 2024 and 2023, $8.4 million and $17.4 million, respectively, was available for borrowing under the NYL Facility, subject to existing terms and advance rates.

At December 31, 2024, the outstanding principal balance under the Nuveen Facility was $75.0 million. As of December 31, 2024, we had borrowing capacity under the Nuveen Facility of $25.0 million. At December 31, 2024, $9.9 million was available for borrowing under the Nuveen Facility, subject to existing terms and advance rates. The Nuveen Facility was not outstanding at December 31, 2023.

Our operating activities provided cash of $3.9 million for the year ended December 31, 2024, and our financing activities provided cash of $21.2 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments partially offset by purchases investments in portfolio companies. Our financing activities provided cash primarily from advances on our Credit Facilities, the sale of shares through our ATM for net proceeds of $66.4 million, after deducting underwriting commission and discounts and other offering expenses and the completion of our 2031 Convertible Notes, partially offset by the use of cash to repay a portion the outstanding principal under our Key Facility, to repay our 2019 Asset-Backed Notes, and to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$70,000	$80,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	100,000	75,000	25,000	—	—	—
2022 Asset-Backed Notes	81,078	81,078	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
2031 Convertible Notes	20,000	20,000	—	—	—	—
Total before debt issuance costs	716,078	472,078	244,000	615,000	466,000	149,000
Unamortized debt issuance costs attributable to term borrowings	—	(4,174)	—	—	(3,765)	—
Total borrowings outstanding, net	$716,078	$467,904	$244,000	$615,000	$462,235	$149,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. On June 20, 2024, we amended the Key Facility, among other things, (i) to extend the date on which we may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 7.50% and 8.50% as of December 31, 2024 and 2023, respectively. The interest rate in effect was 7.60% and 8.75% as of December 31, 2024 and 2023. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% of any unborrowed amount available under the facility annually.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At December 31, 2024 and 2023, there were approximately $1.4 million of such restricted investments.

 There were $181.0 million in notes issued to the NYL Noteholders as of December 31, 2024 and 2023 at an interest rate of 6.47% and 5.96%, respectively. As of December 31, 2024 and 2023, we had borrowing capacity under the NYL Facility of $69.0 million. At December 31, 2024 and 2023, $8.4 million and $17.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Nuveen Facility

HFII entered into the Nuveen Facility with the Nuveen Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of us and the Nuveen Noteholders. On June 21, 2024, we sold or contributed to HFII certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFII are collateralized by all investments held by HFII and permit an advance rate of up to 67.5% of the aggregate principal amount of eligible debt investments. The Nuveen Facility bears interest, payable monthly, determined at a rate per annum equal to the greater of (i) the yield for the United States Treasury constant maturity 3-year and 5-year in the most recent statistical release published by the Board of Governors of the Federal Reserve System designated as “Selected Interest Rates (Daily) – H.15” interpolated to a 4.88-year weighted average life plus 3.15% and (ii) 5.00%. We may request advances under the Nuveen Facility through June 21, 2027 and the Nuveen Facility is scheduled to mature on June 10, 2033.

Under the terms of the Nuveen Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. We have segregated these funds and classified them as restricted investments in money market funds. At December 31, 2024, there were approximately $1.0 million of such restricted investments.

There were $75.0 million in notes issued to the Nuveen Noteholders as of December 31, 2024 at an interest rate of 7.14%. As of December 31, 2024, we had borrowing capacity under the Nuveen Facility of $25.0 million. At December 31, 2024, $9.9 million, was available for borrowing, subject to existing terms and advance rates. The Nuveen Facility was not outstanding at December 31, 2023.

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

As of December 31, 2024 and 2023, the 2022 Asset-Backed Notes had an outstanding principal balance of $81.1 million and $100.0 million, respectively.

Under the terms of the 2022 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At December 31, 2024 and 2023, there were approximately $1.0 million and $1.3 million, respectively, of such restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026. The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2024, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $7.5 million of such notes, or collectively, the 2027 Notes. The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2024, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Convertible Notes

2031 Convertible Notes

On October 17, 2024, we entered into a note purchase agreement, or the 2031 Note Purchase Agreement, by and among us, each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of our 7.125% convertible notes due 2031 in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. We received net proceeds (before expenses) from the sale of the 2031 Convertible Notes of approximately $18.6 million.

The 2031 Convertible Notes mature on October 17, 2031, unless earlier converted or repurchased in accordance with their terms. The 2031 Convertible Notes bear interest at a rate of 7.125% per year, subject to additional interest or repurchase obligation upon certain events, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2024. If an investment grade rating is not maintained with respect to the 2031 Convertible Notes, additional interest of 1.00% per annum will accrue on the 2031 Convertible Notes until such time as the 2031 Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. We will also be required to pay additional interest of 2.00% per annum (x) on any overdue payment of interest and (y) during the continuance of an Event of Default (as defined in the 2031 Note Purchase Agreement). In addition, on the occurrence of a Change in Control Repurchase Event (as defined in the 2031 Note Purchase Agreement) or Delisting Event (as defined in the 2031 Note Purchase Agreement), we will generally be required to make an offer to purchase the outstanding 2031 Convertible Notes at a price equal to 100% of the principal amount of such 2031 Convertible Notes plus accrued and unpaid interest to the repurchase date.

At any time on or after April 17, 2025, at our sole option, we may redeem, from time to time, the 2031 Convertible Notes in whole or in part, out of funds legally available for such redemption, at 100% of the principal amount prepaid plus accrued but unpaid interest to but excluding the date of prepayment.

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock, or Shares of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per Share immediately prior to the date of exercise.

No holder of 2031 Convertible Notes may exercise its conversion right if upon conversion the holder would receive Shares that would cause funds and accounts managed by the investment adviser to such funds and accounts and any person controlled by the parent company of such investment adviser to beneficially own in the aggregate more than 4.9% of the Shares outstanding at such time.

The 2031 Convertible Notes are not listed on any exchange and may not be transferred without our consent.

As of December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $20.0 million.  The 2031 Convertible Notes were not outstanding as of December 31, 2023.

Other assets

As of December 31, 2024 and 2023, other assets were $6.5 million and $3.6 million, respectively, which was primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2024:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$472,078	$63,822	$296,441	$91,815	$20,000
Unfunded commitments	181,000	90,500	90,500	—	—
Incentive fee deferral	20,169	—	20,169	—	—
Total	$673,247	$154,322	$407,110	$91,815	$20,000

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2024, we had unfunded commitments of $181.0 million. This includes $20.0 million of undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of December 31, 2024, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the year ended December 31, 2024 and 2023, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $9.3 million and $9.8 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of December 31, 2024 and 2023, the total amount subject to recoupment was $20.2 million and $10.8 million, respectively.

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

We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, net of applicable withholding taxes, unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. If our common stock is trading above NAV, a stockholder receiving distributions in the form of additional shares of our common stock will be treated as receiving a distribution of an amount equal to the fair market value of such shares of our common stock. We may use newly issued shares to implement the DRIP, or we may purchase shares in the open market in connection with our obligations under the DRIP.

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Advisers Act. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2024, 2023 and 2022, our Advisor earned $12.6 million, $15.9 million and $18.3 million, respectively, pursuant to the Investment Management Agreement.

On October 21, 2024, Monroe entered into the Transaction Agreement pursuant to which the Acquiror, an affiliate of Wendel SE, will acquire 75% of the equity interests in Monroe, which shall constitute a change in control of our Advisor. The Monroe business (including 100% of the equity interests in MCH HoldCo and, indirectly, 100% of the equity interests of our Advisor) will be contributed by MCIH to Intermediate Holdings, and 75% of the equity interests of Intermediate Holdings will be acquired by the Acquiror. Neither we nor our Advisor is party to the Transaction Agreement. The closing of the transactions contemplated by the Transaction Agreement will result in the Advisor Change in Control. We do not anticipate the Advisor Change in Control will substantially or adversely affect us.

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the years ended December 31, 2024, 2023 and 2022, our Advisor earned $1.7 million pursuant to the Administration Agreement.

Our Advisor has granted us a non-exclusive, royalty-free license to use the service mark “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor and its affiliates may manage other investment vehicles with similar or overlapping investment strategies as us. Our Advisor may provide us with an opportunity to co-invest with other investment vehicles managed by our Advisor, Monroe and/or their affiliates. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in negotiated investments with other funds and accounts sponsored or managed by our Advisor, Monroe and their affiliates. Since June 30, 2023, we and our Advisor have relied on exemptive relief from the SEC granted to certain affiliates of Monroe on October 15, 2014, as amended on January 10, 2023. The exemptive relief affords our Advisor greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Advisor, Monroe or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the year ended December 31, 2024, we recognized in interest income $0.2 million from debt investments while on non-accrual status. For the years ended December 31, 2023 and 2022, we did not recognize any interest income from debt investments on non-accrual status.

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

Certain debt investment agreements also require the borrower to make an ETP that is accrued into income over the life of the debt investment to the extent such amounts are expected to be collected. We will generally cease accruing the income if there is insufficient value to support the accrual or if we do not expect the borrower to be able to pay the ETP due.

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

Income taxes

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level U.S. federal income tax on the amounts we distribute to our stockholders, among other things, we are required to meet certain source-of-income and asset diversification requirements, and we must timely distribute dividends to our stockholders out of assets legally available for distribution each tax year of an amount generally equal to at least 90% of our investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from incurring any material liability for U.S. federal income taxes.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services – Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2024 and 2023.

Recently adopted accounting pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The required disclosures are included in the footnotes to our consolidated financial statements.

Recent developments

On January 2, 2025, we funded a $20.0 million debt investment to an existing portfolio company, Pivot Bio, Inc., or Pivot Bio, under a revolving commitment. On January 7, 2025, Pivot Bio repaid $20.0 million under the revolving commitment.

On January 9, 2025, we purchased, from a co-lender, a debt investment to an existing portfolio company, Hound Labs, Inc., with a principal balance of $2.9 million for a purchase price of $0.5 million. The debt investment purchased has the same terms as the investment already held by us.

On January 10, 2025, we funded a $6.0 million debt investment to a new portfolio company, HappyCo, Inc.

On January 15, 2025, we funded a $2.0 million equity investment to an existing portfolio company, Swift Health Systems, Inc.

Between January 3 and January 23, 2025, we sold 404,305 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $3.7 million, including $0.1 million of offering expenses, from these sales.

On January 31, 2025, we funded a $2.5 million debt investment to an existing portfolio company, BriteCore Holdings, Inc.

Between February 11 and 25, 2025, we funded a $0.4 million debt investment to an existing portfolio company, Better Place Forests Co.

At a special meeting of the stockholders convened on February 21, 2025, our stockholders, upon the recommendation of our Board, approved a new investment management agreement with our Advisor, the terms of which are identical to those contained in the Investment Management Agreement. The new investment management agreement will become effective, if and when, the Acquiror acquires a controlling interest in Monroe, and indirectly in our Advisor.

On February 25, 2025, we funded a $25.5 million debt investment to an existing portfolio company, Castle Creek Biosciences, Inc. in connection with the prepayment of its existing $16.3 million debt investment.

On February 27, 2025, we funded a $10.0 million debt investment to a new portfolio company, Long Grove Pharmaceutical, LLC.

On February 28, 2025, we funded a $15.0 million debt investment to a new portfolio company, MML US, Inc.

On March 4, 2025, Candesant Biomedical, Inc. prepaid its outstanding principal balance of $10.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. We continue to hold warrants in Candesant Biomedical, Inc.

Our Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, our net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver will be effective commencing with the quarter ending March 31, 2025 and terminating with the quarter ending December 31, 2025.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2024 and 2023, 99% and 94%, respectively of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our December 31, 2024 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at December 31, 2024, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$17,379	$—	$17,379
Up 200 basis points	$11,097	$—	$11,097
Up 100 basis points	$4,793	$—	$4,793
Down 300 basis points	$(7,768)	$—	$(7,768)
Down 200 basis points	$(5,420)	$—	$(5,420)
Down 100 basis points	$(3,332)	$—	$(3,332)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2026 Notes, our 2031 Convertible Notes and our 2022 Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have floating interest rate provisions. The Key Facility is subject to an interest rate floor of 0.10% per annum, based on a prime rate index which resets monthly. The interest payable on the NYL Facility is based on the Three Year I Curve rate plus a margin of 3.20% with an interest rate floor and resets on any advance date. The interest payable on the Nuveen Facility is based on the United States Treasury constant maturity 3-year and 5-year rates plus a margin of 3.15% with an interest rate floor and resets on any advance date. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related Commodity Futures Trading Commission, or CFTC, regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. Because we currently fund, and expect to continue to fund, our investments with borrowings, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net income. In periods of elevated interest rates, our cost of funds could increase, which would reduce our net investment income.

Inflation, Market Volatility and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. Persistent inflationary pressures, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions could affect our portfolio companies’ profit margins.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which appears in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Horizon Technology Finance Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Horizon Technology Finance Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, which include the senior securities table, to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodians, brokers or the underlying investee, or by other appropriate auditing procedures where replies from custodians, brokers or the underlying investee were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 investments

The fair value of the Company’s Level 3 investments was $695.5 million as of December 31, 2024. As described in Notes 2 and 6 to the consolidated financial statements, there is not a readily available market value for most of the investments in the Company’s portfolio. Such investments include debt, warrant, equity, and other investments in venture capital and private equity backed companies. The valuation techniques used in estimating the fair value of these investments may vary based on the specific characteristics of the investments and require the use of certain significant unobservable inputs, such as the Company’s internally developed credit risk ratings, discounted expected future cash flows, hypothetical market yields, multiple probability weighted expected cash flow scenarios, and portfolio company financial performance, among others.

We identified the valuation of Level 3 investments as a critical audit matter due to the subjective nature of the judgments necessary for management to select valuation techniques and the use of significant unobservable inputs to estimate the fair value. Auditing the reasonableness of management’s selection of valuation techniques and the related unobservable inputs required a high degree of auditor judgement and increased audit effort, including evaluation of the nature of audit evidence obtained and the use of internal valuation specialists.

The primary procedures we performed to address this critical audit matter included the following, among others:

•

We obtained an understanding of the relevant controls related to management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs, and tested such controls for design and operating effectiveness.

•	We assessed the reasonableness of a sample of management’s credit risk ratings by inspecting underlying source data and comparing to the Company’s credit risk policy.

•

We assessed the reasonableness of discounted expected future cash flows, multiple probability weighted scenarios, and portfolio management company performance used in the Company’s valuation models through comparison to internal and external data.

•	With the assistance of our internal valuation specialists, we evaluated:

•	The reasonableness of the hypothetical market yields and stock price volatilities used by the Company by comparing to market data for comparable companies.

•	The appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 investments.

•

We evaluated management’s historical ability to estimate fair value through comparison of previous estimates to the transaction price of available transactions occurring subsequent to the previous valuation date.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

Hartford, Connecticut
March 4, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Horizon Technology Finance Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Horizon Technology Finance Corporation's (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, which include the senior securities table, to the consolidated financial statements, and our report dated March 4, 2025 expressed an unqualified opinion.

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

/s/ RSM US LLP

Hartford, Connecticut
March 4, 2025

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Non-affiliate investments at fair value (cost of $694,503 and $716,077, respectively)	$657,765	$693,730
Non-controlled affiliate investments at fair value (cost of $27,491 and $28,677, respectively) (Note 5)	8,307	1,132
Controlled affiliate investments at fair value (cost of $44,780 and $14,428, respectively) (Note 5)	31,819	14,223
Total investments at fair value (cost of $766,774 and $759,182, respectively) (Note 4)	697,891	709,085
Cash	70,264	46,630
Investments in money market funds	27,266	26,450
Restricted investments in money market funds	3,338	2,642
Interest receivable	16,559	13,926
Other assets	6,515	3,623
Total assets	$821,833	$802,356

Liabilities
Borrowings (Note 7)	$467,904	$462,235
Distributions payable	13,159	11,011
Base management fee payable (Note 3)	1,045	1,052
Other accrued expenses	3,542	4,077
Total liabilities	485,650	478,375

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 40,043,312 and 33,534,854 shares issued and 39,875,847 and 33,367,389 shares outstanding as of December 31, 2024 and 2023, respectively	44	36
Paid-in capital in excess of par	518,200	450,949
Distributable loss	(182,061)	(127,004)
Total net assets	336,183	323,981
Total liabilities and net assets	$821,833	$802,356
Net asset value per common share	$8.43	$9.71

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Investment income
From non-affiliate investments:
Interest income	$93,588	$100,435	$77,366
Payment-in-kind interest income	1,630	8,113	—
Fee income	2,948	3,345	1,825
From non-controlled affiliate investments:
Interest income	—	1,245	—
From controlled affiliate investments:
Payment-in-kind interest income	1,631	320	—
Interest income	118	17	—
Total investment income	99,915	113,475	79,191
Expenses
Interest expense	32,256	28,971	19,202
Base management fee (Note 3)	12,261	12,799	10,566
Performance based incentive fee (Note 3)	295	3,094	7,745
Administrative fee (Note 3)	1,650	1,658	1,667
Professional fees	2,328	2,178	1,650
General and administrative	1,866	1,837	1,459
Total expenses	50,656	50,537	42,289
Net investment income before excise tax	49,259	62,938	36,902
Provision for excise tax	1,476	1,490	715
Net investment income	47,783	61,448	36,187
Net realized and unrealized loss
Net realized loss on non-affiliate investments	(34,668)	(29,702)	(8,364)
Net realized gain on non-controlled affiliate investments	37	—	30
Net realized loss on controlled affiliate investments	—	—	(1,150)
Net realized loss on investments	(34,631)	(29,702)	(9,484)
Net realized loss on extinguishment of debt	—	(151)	—
Net realized loss	(34,631)	(29,853)	(9,484)
Net unrealized depreciation on non-affiliate investments	(14,392)	(24,489)	(7,002)
Net unrealized appreciation (depreciation) on non-controlled affiliate investments	8,361	(26,513)	—
Net unrealized (depreciation) appreciation on controlled affiliate investments	(12,754)	2,222	1,450
Net unrealized depreciation on investments	(18,785)	(48,780)	(5,552)
Net realized and unrealized loss	(53,416)	(78,633)	(15,036)
Net (decrease) increase in net assets resulting from operations	$(5,633)	$(17,185)	$21,151
Net investment income per common share - basic	$1.32	$1.98	$1.46
Net investment income per common share - diluted	$1.32	$1.98	$1.46
Net (decrease) increase in net assets resulting from operations per common share - basic	$(0.16)	$(0.56)	$0.86
Net (decrease) increase in net assets resulting from operations per common share - diluted (1)	$(0.16)	$(0.56)	$0.86
Weighted average shares outstanding - basic	36,104,415	30,957,849	24,726,079
Weighted average shares outstanding - diluted	36,104,415	30,957,849	24,726,079
Distributions declared per share	$1.37	$1.37	$1.28

(1)

For the year ended December 31, 2024, the impact of the hypothetical conversion of 2031 Convertible Notes was antidilutive to net (decrease) increase in net assets resulting from operations per common share (Note 12).

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2021	21,217,460	$22	$301,359	$(56,046)	$245,335
Issuance of common stock, net of offering costs	6,482,684	7	84,596	—	84,603
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	36,187	36,187
Net realized loss on investments	—	—	—	(9,484)	(9,484)
Net unrealized depreciation on investments	—	—	—	(5,552)	(5,552)
Issuance of common stock under dividend reinvestment plan	53,229	—	681	—	681
Distributions declared	—	—	—	(33,322)	(33,322)
Reclassification of permanent tax differences (Note 2)	—	—	(715)	715	—
Balance at December 31, 2022	27,753,373	29	385,921	(67,502)	318,448
Issuance of common stock, net of offering costs	5,498,830	7	65,086	—	65,093
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	61,448	61,448
Net realized loss on investments	—	—	—	(29,702)	(29,702)
Net realized loss on extinguishment of debt				(151)	(151)
Net unrealized depreciation on investments	—	—	—	(48,780)	(48,780)
Issuance of common stock under dividend reinvestment plan	115,186	—	1,432	—	1,432
Distributions declared	—	—	—	(43,807)	(43,807)
Reclassification of permanent tax differences (Note 2)	—	—	(1,490)	1,490	—
Balance at December 31, 2023	33,367,389	36	450,949	(127,004)	323,981
Issuance of common stock, net of offering costs	6,300,095	8	66,345	—	66,353
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	47,783	47,783
Net realized loss on investments	—	—	—	(34,631)	(34,631)
Net unrealized depreciation on investments	—	—	—	(18,785)	(18,785)
Issuance of common stock under dividend reinvestment plan	208,363	—	2,382	—	2,382
Distributions declared	—	—	—	(50,900)	(50,900)
Reclassification of permanent tax differences (Note 2)	—	—	(1,476)	1,476	—
Balance at December 31, 2024	39,875,847	$44	$518,200	$(182,061)	$336,183

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(5,633)	$(17,185)	$21,151
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	1,783	1,852	1,604
Net realized loss on investments	34,631	29,702	9,484
Net realized loss on extinguishment of debt	—	151	—
Net unrealized depreciation on investments	18,785	48,780	5,552
Purchase of investments	(182,364)	(218,689)	(421,978)
Principal payments received on investments	146,360	152,293	95,871
Payment-in-kind interest on investments	(3,261)	(8,433)	—
Proceeds from sale of investments	302	11,066	49,964
Equity received in settlement of fee income	—	(89)	—
Warrants received in settlement of fee income	(359)	(80)	—
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(922)	1,773	(3,417)
Increase in end-of-term payments	(1,711)	(2,035)	(4,452)
Decrease in unearned income	(2,886)	(3,700)	(394)
Increase in other assets	(246)	(650)	(156)
(Decrease) increase in other accrued expenses	(535)	1,393	758
(Decrease) increase in base management fee payable	(7)	(13)	359
Decrease in incentive fee payable	—	(1,392)	(623)
Net cash provided by (used in) operating activities	3,937	(5,256)	(246,277)
Cash flows from financing activities:
Proceeds from issuance of 2031 Convertible Notes	20,000	—	—
Proceeds from issuance of 2027 Notes	—	—	57,500
Proceeds from 2022 Asset-Backed Notes	—	—	100,000
Repayment of 2022 Asset-Backed Notes	(18,922)	—	—
Repayment of 2019 Asset-Backed Notes	—	(42,573)	(27,930)
Proceeds from issuance of common stock, net of offering costs	66,353	65,093	84,603
Advances on Credit Facilities	75,000	104,250	199,000
Repayment of Credit Facilities	(70,000)	(35,000)	(149,500)
Debt issuance costs	(4,852)	(735)	(4,364)
Distributions paid	(46,370)	(40,523)	(29,847)
Net cash provided by financing activities	21,209	50,512	229,462
Net increase (decrease) in cash, cash equivalents and restricted cash	25,146	45,256	(16,815)
Cash, cash equivalents and restricted cash:
Beginning of period	75,722	30,466	47,281
End of period	$100,868	$75,722	$30,466

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,436	$26,880	$17,028
Supplemental non-cash investing and financing activities:
Refinanced debt investment balances	$27,660	$32,500	$30,625
Warrant investments received and recorded as unearned income	$1,768	$2,683	$5,616
Distributions payable	$13,159	$11,011	$9,159
End-of-term payments receivable	$13,528	$11,816	$9,690
Non-cash income	$12,113	$17,123	$6,314

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	December 31,
	2024	2023	2022
Cash	$70,264	$46,630	$20,612
Investments in money market funds	27,266	26,450	7,066
Restricted investments in money market funds	3,338	2,642	2,788
Total cash, cash equivalents and restricted cash	$100,868	$75,722	$30,466

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 195.6% (8)
Non-Affiliate Debt Investments — 187.7% (8)
Non-Affiliate Debt Investments — Life Science — 77.8% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	3,333	3,326	3,326
		Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	3,333	3,326	3,326
		Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	2,000	1,996	1,996
		Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	3,333	3,326	3,326
		Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	3,333	3,326	3,326
		Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	2,000	1,996	1,996
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.22%	Prime	4.72%	9.75%	—	5.00%	November 1, 2025	4,167	4,144	4,144
		Term Loan	12.22%	Prime	4.72%	9.75%	—	5.00%	May 1, 2026	5,000	4,982	4,982
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	5.75%	9.00%	—	3.00%	July 1, 2025	1,000	971	971
		Term Loan	13.25%	Prime	5.75%	9.00%	—	3.00%	July 1, 2025	500	486	486
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.25%	Prime	4.75%	8.50%	—	5.50%	May 1, 2027	6,250	6,220	6,220
		Term Loan	12.25%	Prime	4.75%	8.50%	—	5.50%	May 1, 2027	6,250	6,220	6,220
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	12.75%	Prime	5.25%	8.50%	—	5.00%	November 1, 2026	2,875	2,862	2,862
		Term Loan	12.75%	Prime	5.25%	8.50%	—	5.00%	November 1, 2026	1,917	1,906	1,906
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	13.25%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	8,750	8,712	8,712
		Term Loan	13.25%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	3,281	3,267	3,267
		Term Loan	13.25%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	3,281	3,267	3,267
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	12.86%	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	3,482	3,418	3,182
		Term Loan	12.86%	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	3,482	3,418	3,182
		Term Loan	12.86%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,705	1,588
		Term Loan	12.86%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,705	1,588
		Term Loan	12.86%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,704	1,587
		Term Loan	12.86%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,704	1,587
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	13.00%	Prime	5.50%	8.75%	—	6.00%	October 1, 2025	2,024	1,999	1,999
		Term Loan	13.00%	Prime	5.50%	8.75%	—	6.00%	October 1, 2025	1,012	1,000	1,000
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.25%	Prime	4.25%	12.25%	—	4.00%	August 1, 2027	2,500	2,471	2,471
		Term Loan	12.25%	Prime	4.25%	12.25%	—	4.00%	August 1, 2027	2,500	2,471	2,471
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,480	2,085
		Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,480	2,085
		Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	200	190	160

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Candesant Biomedical, Inc. (2)(12)	Medical Device	Term Loan	11.50%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	5,000	4,785	4,785
		Term Loan	11.50%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	2,500	2,468	2,468
		Term Loan	11.50%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	2,500	2,468	2,468
Ceribell, Inc. (2)(5)(12)	Medical Device	Term Loan	10.25%	Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,820	4,820
		Term Loan	10.25%	Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,941	4,941
		Term Loan	10.25%	Prime	2.75%	9.25%	—	4.00%	March 1, 2029	4,000	3,952	3,952
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	12.32%	Prime	4.82%	9.25%	—	10.36%	July 1, 2025	3,187	3,168	3,168
		Term Loan	12.32%	Prime	4.82%	9.25%	—	10.36%	July 1, 2025	3,187	3,168	3,168
Infobionic, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,920	4,920
		Term Loan	12.25%	Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,920	4,920
		Term Loan	12.25%	Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,920	4,920
MicroTransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,699	3,699
		Term Loan	12.25%	Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,699	3,699
Onkos Surgical, Inc. (2)(12)	Medical Device	Term Loan	10.75%	Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,818	9,818
		Term Loan	10.75%	Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,845	9,845
		Term Loan	10.75%	Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,923	4,923
		Term Loan	10.75%	Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,923	4,923
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	12.50%	Prime	4.75%	8.50%	—	5.00%	January 1, 2027	3,750	3,735	3,735
		Term Loan	12.50%	Prime	4.75%	8.50%	—	5.00%	January 1, 2027	3,750	3,735	3,735
		Term Loan	13.00%	Prime	5.25%	9.00%	—	5.00%	January 1, 2027	5,000	4,964	4,964
		Term Loan	13.00%	Prime	5.25%	9.00%	—	5.00%	January 1, 2027	5,000	4,937	4,937
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,480	2,480
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,480	2,480
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,961	4,961
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,961	4,961
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,714	3,714
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,714	3,714
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,714	3,714
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,714	3,714
Spineology, Inc. (2)(12)	Medical Device	Term Loan	12.50%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	5,000	4,916	4,916
		Term Loan	12.50%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,178	4,178
		Term Loan	12.50%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,178	4,178
		Term Loan	12.50%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	2,500	2,458	2,458

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Vero Biotech, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	15,000	14,735	14,735
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	10,000	9,823	9,823
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	5,000	4,912	4,912
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	2,500	2,456	2,456
Total Non-Affiliate Debt Investments — Life Science											263,280	261,520
Non-Affiliate Debt Investments — Sustainability — 19.9% (8)
Pivot Bio, Inc.(2)(12)	Energy Efficiency	Term Loan	12.00%	Prime	4.00%	12.00%	—	4.00%	February 1, 2029	5,000	4,742	4,742
		Term Loan	12.00%	Prime	4.00%	12.00%	—	4.00%	February 1, 2029	5,000	4,951	4,951
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(14)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	—	4.33%	December 1, 2026	3,594	3,564	3,564
		Term Loan	14.25%	Prime	6.75%	10.00%	—	4.33%	December 1, 2026	3,594	3,564	3,564
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	April 1, 2026	5,000	4,922	4,792
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	April 1, 2026	2,500	2,461	2,396
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	May 1, 2026	5,000	4,922	4,792
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	May 1, 2026	2,500	2,461	2,396
		Term Loan	13.00%	Prime	5.50%	11.75%	—	2.75%	December 1, 2026	5,000	4,925	4,795
		Term Loan	13.00%	Prime	5.50%	11.75%	—	2.75%	December 1, 2026	2,500	2,462	2,397
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,707	3,707
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,707	3,707
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	7,500	7,407	7,407
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,704	3,704
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,704	3,704
		Term Loan	13.50%	Prime	6.00%	10.00%	—	2.00%	January 1, 2029	4,500	4,454	4,454
		Term Loan	13.50%	Prime	6.00%	10.00%	—	2.00%	January 1, 2029	2,000	1,980	1,980
Total Non-Affiliate Debt Investments — Sustainability											67,637	67,052
Non-Affiliate Debt Investments — Technology — 59.0% (8)
Axiom Space, Inc. (2)(12)	Communications	Term Loan	13.75%	Prime	6.00%	9.25%	—	2.50%	June 1, 2026	3,750	3,731	3,731
		Term Loan	13.75%	Prime	6.00%	9.25%	—	2.50%	June 1, 2026	3,750	3,731	3,731
		Term Loan	13.75%	Prime	6.00%	9.25%	—	2.50%	June 1, 2026	3,750	3,731	3,731

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.50%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	2,000	1,568	1,568
		Term Loan	12.50%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	3,000	2,529	2,529
		Term Loan	11.00%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	11.00%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.00	% (11)	Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	2,768	2,405
NextCar Holding Company, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	13.50	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	6,042	5,415	1,271
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,021	2,707	635
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,417	2,166	508
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,021	2,707	635
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,625	3,249	762
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,021	2,707	635
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	6,042	5,415	1,271
		Term Loan	13.50	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,021	2,707	635
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.00%		Prime	6.25%	9.50%	—	4.00%	August 1, 2027	2,500	2,448	2,448
		Term Loan	14.00%		Prime	6.25%	9.50%	—	4.00%	July 1, 2028	1,875	1,805	1,805
Standvast Holdings, LLC (2)(12)	Consumer-related Technologies	Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	June 1, 2028	2,500	2,339	2,267
		Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	June 1, 2028	2,500	2,426	2,352
		Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	November 1, 2028	2,500	2,417	2,343
Unagi, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	15.25	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	1,415	1,086	—
		Term Loan	15.25	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	708	543	—
		Term Loan	15.25	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	708	543	—
Fictiv, Inc. (2)(12)	Networking	Term Loan	10.88%		Prime	3.375%	10.00%	—	4.00%	April 1, 2029	5,000	4,706	4,706
		Term Loan	10.88%		Prime	3.375%	10.00%	—	4.00%	April 1, 2029	5,000	4,941	4,941
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	5,000	4,909	4,909
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,472	2,472
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,472	2,472
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,472	2,472
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	April 1, 2029	2,500	2,469	2,469
Crafty Holdings, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,846	4,846
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,911	4,911
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,911	4,911
OneNetworks, Inc. (2)(12)	Software	Term Loan	11.125%		Prime	3.625%	11.00%	—	3.75%	January 1, 2030	2,500	2,448	2,448
		Term Loan	11.125%		Prime	3.625%	11.00%	—	3.75%	January 1, 2030	2,500	2,474	2,474
Dropoff, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,804	6,740	6,362
		Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,280	6,221	5,872
		Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	2,617	2,595	2,449

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	10,000	9,977	9,977
		Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	10,000	9,955	9,955
		Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	5,000	4,978	4,978
		Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	5,000	4,978	4,978
Mirantis, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,934	4,934
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,934	4,934
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,934	4,934
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,934	4,934
Noodle Partners, Inc. (2)(12)	Software	Term Loan	12.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	10,000	9,928	9,928
		Term Loan	12.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	5,000	4,964	4,964
		Term Loan	12.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	5,000	4,964	4,964
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,414	2,414
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,500	3,492	3,492
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,494	2,494
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,500	1,496	1,496
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	July 1, 2029	5,000	4,984	4,984
Ursa Space Systems, Inc. (2)(12)	Software	Term Loan	12.00%	Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,365	2,365
		Term Loan	12.00%	Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,440	2,440
Viken Detection Corporation (2)(12)	Software	Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	4,833	4,791	4,791
		Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,417	2,396	2,396
		Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,417	2,396	2,396
Total Non-Affiliate Debt Investments — Technology											222,699	198,350
Non-Affiliate Debt Investments — Healthcare information and services — 31.0% (8)
Hound Labs Inc. (12)(13)	Diagnostics	Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,607	1,576	943
		Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,607	1,576	943
		Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	3,214	3,151	1,886
		Term Loan	14.00%	Fixed	—	—	—	50.00%	March 1, 2025	300	300	180
		Term Loan	14.00%	Fixed	—	—	—	100.00%	March 1, 2025	250	250	150
Parse Biosciences, Inc. (2)(12)	Diagnostics	Term Loan	11.50%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,659	4,659
		Term Loan	11.50%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,910	4,910

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
BrightInsight, Inc. (2)(12)	Software	Term Loan	13.25%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	7,000	6,954	6,954
		Term Loan	13.25%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,477	3,477
		Term Loan	13.25%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,477	3,477
		Term Loan	13.25%	Prime	5.50%	9.50%	—	3.00%	April 1, 2028	2,750	2,719	2,719
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	10,000	9,890	9,890
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,945	4,945
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,945	4,945
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,945	4,945
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.00%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,872	4,872
		Term Loan	11.00%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,945	4,945
GT Medical Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,595	3,595
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,695	3,695
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	7,500	7,389	7,389
Hometeam Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,854	4,854
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,954	4,954
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,954	4,954
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,954	4,954
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,954	4,954
Total Non-Affiliate Debt Investments — Healthcare information and services											$106,940	$104,189
Total Non- Affiliate Debt Investments											$660,556	$631,111

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 5.4% (8)
Non-Affiliate Warrants — Life Science — 1.9% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	117	$311	$—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	7,404	214	270
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	129
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	48,076	50	53
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	16,611	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	112,879	73	68
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	14
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,980	312	59
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	264	—
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	1,600,002	194	167
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	91
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	271	7	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	65	1,418
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	8,800	48	16
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	2
Candesant Biomedical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	93,336	152	78
Ceribell, Inc. (2)(5)(12)	Medical Device	Preferred Stock Warrant	89,903	147	1,573
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	30,585	—	2
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,635,991	162	1
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	9,313,541	256	102
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,917,794	174	479
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	160
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	5,361,130	231	175

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	194	368
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	34
MicroTransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	47	66
Onkos Surgical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	443,674	192	187
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	34,410	103	262
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,133	275	266
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	3,701	376	198
Spineology, Inc. (2)(12)	Medical Device	Common Stock Warrant	2,714,033	143	108
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,255,155	16	28
Total Non-Affiliate Warrants — Life Science				5,149	6,374
Non-Affiliate Warrants — Sustainability — 0.1% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(14)	Other Sustainability	Preferred Stock Warrant	400,000	82	17
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	61,359	39	25
Soli Organic, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	296	20	19
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	1,075	382	10
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	49,693	178	102
Pivot Bio, Inc. (2)(12)	Energy Efficiency	Preferred Stock Warrant	210,418	14	14
Total Non-Affiliate Warrants — Sustainability				715	187
Non-Affiliate Warrants — Technology — 3.1% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	35
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	3,156
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	7
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	112,356	36	40
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	43
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	9,801	79	7
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	45,273	454	440
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,446,429	3,178	3,106
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	250	29	25
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	12,618	188	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	3,913,723	9	—
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	11,550	182	99
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	412
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	—
Standvast Holdings, LLC (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,225,492	275	—
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	26
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	231
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	119
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	319
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	680
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	103
Fictiv, Inc. (2)(12)	Networking	Common Stock Warrant	126,841	59	77
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred Stock Warrant	5,938	45	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	161,215	98	289
Crafty Holdings, Inc. (2)(12)	Software	Common Stock Warrant	243,278	132	132
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,535	455	—
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	—
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	525,000	82	34
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	15
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	48
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	585

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
OneNetworks, Inc. (2)(12)	Software	Preferred Stock Warrant	184,646	3	3
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	90
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	66
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	65	75
Topia Mobility, Inc. (2)(12)	Software	Common Stock Warrant	30,496	138	—
Ursa Space Systems, Inc. (2)(12)	Software	Preferred Stock Warrant	1,075,072	151	148
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	234
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	6
Total Non-Affiliate Warrants — Technology				8,918	10,650
Non-Affiliate Warrants — Healthcare information and services — 0.3% (8)
Hound Labs, Inc (12)	Diagnostics	Preferred Stock Warrant	451,796	45	—
Parse Biosciences, Inc. (2)(12)	Diagnostics	Common Stock Warrant	32,244	71	15
Parse Biosciences, Inc. (2)(12)	Diagnostics	Preferred Stock Warrant	184,253	166	15
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	101	700
GT Medical Technologies, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	195,984	83	95
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	85,066	167	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	92
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	—
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	150,353	163	149
Total Non-Affiliate Warrants — Healthcare information and services				1,047	1,066
Total Non-Affiliate Warrants				15,829	18,277
Non-Affiliate Other Investments — Life Science — 0.0% (8)
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,146	100
Robin Healthcare, Inc. (2)(12)	Medical Device	Royalty Agreement		7,319	—
Total Non-Affiliate Other Investments				8,465	100
Non-Affiliate Equity — 2.5% (8)
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	40,000	—	580
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Preferred Stock	32,831	356	356
Axiom Space, Inc. (12)	Communications	Preferred Stock	1,810	261	306
PebblePost, Inc. (2)(12)	Communications	Preferred Stock	56,212	73	73
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	242,180	2,681	2,681
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	3
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	89	—
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	83
Cognoa, Inc. (2)(12)	Medical Device	Common Stock	8,123,877	487	487
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock	1,059,636	250	250
Lumithera, Inc. (12)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	5
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	1,281
Lotame, Inc. (12)	Software	Preferred Stock	66,127	4	193
Lotame, Inc. (12)	Software	Preferred Stock	9,381	29	29
Total Non-Affiliate Equity				9,653	8,277
Total Non-Affiliate Portfolio Investment Assets				$694,503	$657,765

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 2.5% (8)
Non-Controlled Affiliate Other Investments — 2.5% (8)
Evelo Holdings, Inc. (2)(5)(12)(16)	Biotechnology	Other Investment	$4,910	$1,825
		Other Investment	7,634	2,832
		Other Investment	2,946	1,095
		Other Investment	2,946	1,095
		Other Investment	1,964	730
		Other Investment	1,964	730
Total Non-Controlled Affiliate Other Investments			22,364	8,307

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — 0.0% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	$—	$—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Total Non-Controlled Affiliate Equity				5,000	—
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$27,491	$8,307

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 9.5% (8)
Controlled Affiliate Debt Investments — 2.3% (8)
Better Place Forests Co. (12)(13)	Consumer-related Technologies	Term Loan	12.00% (11)		Prime	3.75%	12.00%	—	2.78%	August 1, 2029	$4,012	$4,058	$—
		Term Loan	12.00% (11)		Prime	3.75%	12.00%	—	2.78%	August 1, 2029	2,006	1,989	—
		Term Loan	12.00% (11)		Prime	3.75%	12.00%	—	—	August 1, 2025	538	538	—
		Term Loan	12.00% (11)		Prime	3.75%	12.00%	—	—	August 1, 2025	532	532	—
		Term Loan	12.00% (11)		Prime	3.75%	12.00%	—	—	August 1, 2025	521	521	—
		Term Loan	12.00% (11)		Prime	3.75%	12.00%	—	—	August 1, 2025	513	513	—
		Term Loan	12.00% (11)		Prime	3.75%	12.00%	—	—	August 1, 2025	505	505	—
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%		Fixed	—	—	—	—	July 1, 2027	790	790	638
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	10.25	% (11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,925	1,658
		Term Loan	10.25% (11)		Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,925	1,658
		Term Loan	10.25% (11)		Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,922	1,654
		Term Loan	10.25% (11)		Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,922	1,654
		Term Loan	10.25% (11)		Prime	2.50%	2.50%	—	100.00%	June 1, 2028	315	315	271
		Term Loan	10.25% (11)		Prime	2.50%	2.50%	—	100.00%	June 1, 2028	156	156	135
Total Controlled Affiliate Debt Investments												17,611	7,668

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — 5.3% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	639	—
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	5,350,142	3,922	—
Nexii, Inc. (2)(12)	Other Sustainability	Common Stock	108,320	3,297	—
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	542	3,419	7,909
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock	3,588,505	10,012	10,012
Total Controlled Affiliate Equity				21,289	17,921
Controlled Affiliate Other Investments — 1.9% (8)
HIMV LLC (12)(15)	Biotechnology	Other Investment		5,880	6,230
Total Controlled Affiliate Other				5,880	6,230
Total Controlled Affiliate Portfolio Investment Assets				$44,780	$31,819
Total Portfolio Investment Assets — 207.6% (8)				$766,774	$697,891

Short Term Investments - Unrestricted Investments - 8.1% (8)
US Bank Money Market Deposit Account	27,266	27,266
Total Short Term Investments - Unrestricted Investments	$27,266	$27,266

Short Term Investments - Restricted Investments - 1.0% (8)
US Bank Money Market Deposit Account	3,338	3,338
Total Short Term Investments - Restricted Investments	$3,338	$3,338

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of December 31, 2024 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act as of  December 31, 2024. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a payment-in-kind (“PIK”) feature in which the accrued interest is added to the then-outstanding principal amount of the debt investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2024.
(14)	On or about September 13, 2023, in connection with New Aerofarms, Inc. purchase of substantially all of the assets of Aerofarms, Inc. in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of Horizon in Aerofarms, Inc.
(15)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the CCAA Court made May 5, IMV, Inc. (“IMV”) commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. HIMV LLC is 70% owned by the Company and 30% owned by the co-lender.
(16)	The investment originally consisted of debt investments in Evelo Biosciences Inc. (“Evelo”). Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings, Inc. (“Evelo Holdings”) and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo, as well as certain assets it seeks to sell. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings or other assets are sold, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Dropoff, Inc. (2)(12)	Software	Term Loan	15.00%	(19)	Prime	6.50%	9.75%	—	3.50%	April 1, 2026	6,625	6,519	6,176
Term Loan	15.00%	(19)	Prime	6.50%	9.75%	—	3.50%	April 1, 2026	6,116	6,018	5,701
Term Loan	15.00%	(19)	Prime	6.50%	9.75%	—	3.50%	August 1, 2026	2,548	2,507	2,375
Engage3, LLC (2)(12)	Software	Term Loan	14.75%	Prime	6.25%	9.75%	—	4.50%	July 1, 2027	3,750	3,728	3,728
Term Loan	14.75%	Prime	6.25%	9.75%	—	4.50%	July 1, 2027	3,750	3,728	3,728
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	14.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	10,000	9,895	9,895
Term Loan	14.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	10,000	9,895	9,895
Term Loan	14.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	5,000	4,947	4,947
Term Loan	14.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	5,000	4,947	4,947
Lemongrass Holdings, Inc. (2)(12)	Software	Term Loan	15.00%	Prime	6.50%	9.75%	—	2.50%	March 1, 2026	5,000	4,971	4,971
Term Loan	15.00%	Prime	6.50%	9.75%	—	2.50%	March 1, 2026	2,500	2,486	2,486
Lytics, Inc. (2)(12)	Software	Term Loan	14.50%	Prime	6.00%	14.25%	—	4.00%	November 1, 2026	2,500	2,471	2,373
Term Loan	14.50%	Prime	6.00%	14.25%	—	4.00%	December 1, 2026	1,250	1,237	1,188
Term Loan	14.50%	Prime	6.00%	14.25%	—	4.00%	April 1, 2027	1,000	994	954
Mirantis, Inc. (2)(12)	Software	Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,779	4,779
Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,915	4,915
Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,915	4,915
Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,915	4,915
Noodle Partners, Inc. (2)(12)	Software	Term Loan	13.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	10,000	9,885	9,885
Term Loan	13.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	5,000	4,942	4,942
Term Loan	13.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	5,000	4,942	4,942
Reputation Institute, Inc. (2)(12)	Software	Term Loan	15.75%	Prime	7.25%	10.50%	—	3.00%	August 1, 2025	3,667	3,625	3,625
Slingshot Aerospace, Inc. (2)(12)	Software	Term Loan	14.25%	Prime	5.75%	9.75%	—	5.00%	August 1, 2026	5,000	4,959	4,959
Term Loan	14.25%	Prime	5.75%	9.75%	—	5.00%	August 1, 2026	5,000	4,959	4,959
Term Loan	14.25%	Prime	5.75%	9.75%	—	5.00%	August 1, 2026	5,000	4,959	4,959
Term Loan	14.25%	Prime	5.75%	9.75%	—	5.00%	August 1, 2026	5,000	4,959	4,959
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.75%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,457	2,457
Term Loan	12.75%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,500	3,489	3,489
Term Loan	12.75%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,492	2,492
Term Loan	12.75%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,500	1,495	1,495
Viken Detection Corporation (2)(12)	Software	Term Loan	12.50%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	5,000	4,773	4,773
Term Loan	12.50%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,500	2,467	2,467
Term Loan	12.50%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,500	2,467	2,467
Total Non-Affiliate Debt Investments — Technology	275,026	269,790
Non-Affiliate Debt Investments — Healthcare information and services — 21.5% (8)
Hound Labs inc. (2) (12)	Diagnostics	Term Loan	14.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	2,500	2,484	2,484
Term Loan	14.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	2,500	2,484	2,484
Term Loan	14.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	5,000	4,968	4,968
Parse Biosciences, Inc. (2)(12)	Diagnostics	Term Loan	11.75%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,633	4,633
Term Loan	11.75%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,884	4,884
BrightInsight, Inc. (2)(12)	Software	Term Loan	14.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	7,000	6,684	6,684
Term Loan	14.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,463	3,463
Term Loan	14.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,463	3,463
Term Loan	14.00%	Prime	5.50%	9.50%	—	3.00%	April 1, 2028	2,750	2,710	2,710
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	10,000	9,656	9,656
Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,925	4,925
Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,925	4,925
Term Loan	12.00%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,925	4,925
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,648	4,648
Term Loan	11.75%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,918	4,918
Total Non-Affiliate Debt Investments — Healthcare information and services	69,770	69,770
Total Non- Affiliate Debt Investments	692,345	664,203

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2023

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 0.3% (8)
Non-Controlled Affiliate Debt Investments — Life Sciences — 0.3% (8)
Evelo Biosciences, Inc. (2)(5)(12)(13)	Biotechnology	Term Loan	12.75%	(11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	5,532	5,228	222
		Term Loan	12.75%	(11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	8,298	7,867	336
		Term Loan	12.75%	(11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	3,319	3,137	133
		Term Loan	12.75%	(11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	3,319	3,137	133
		Term Loan	12.75%	(11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	2,213	2,091	88
		Term Loan	12.75%	(11)	Prime	4.25%	11.00%	—	2.27%	January 1, 2028	2,213	2,091	88
Total Non-Controlled Affiliate Debt Investments												23,551	1,000

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — Life Sciences — 0.0% (8)
Aulea Medical, Inc. (12)(16)	Medical Device	Common Stock	660,537	—	—
Evelo Biosciences, Inc. (5)	Biotechnology	Common Stock	2,164,502	5,000	132
Total Non-Controlled Affiliate Equity				5,000	132
Non-controlled Affiliate Warrants — Life Sciences — 0.0% (8)
Evelo Biosciences, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	126	—
Total Non-Controlled Affiliate Warrants				126	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$28,677	$1,132

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 4.4% (8)
Controlled Affiliate Debt Investments — Technology — 1.6% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Term Loan	12.25%	(11)	Prime	3.75%	12.00%	—	1.85%	August 1, 2029	3,547	3,585	3,339
		Term Loan	12.25%	(11)	Prime	3.75%	12.00%	—	1.85%	August 1, 2029	1,773	1,750	1,630
Total Controlled Affiliate Debt Investments												5,335	4,969

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — Technology — 0.9% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	2,061	2,165
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	3,124,448	1,250	859
Total Controlled Affiliate Equity				3,311	3,024
Controlled Affiliate Other Investments — Life Sciences — 1.9% (8)
HIMV LLC (12)(17)	Biotechnology	Other Investment		5,782	6,230
Total Controlled Affiliate Other				5,782	6,230
Total Controlled Affiliate Portfolio Investment Assets				$14,428	$14,223
Total Portfolio Investment Assets — 218.9% (8)				$759,182	$709,085

Short Term Investments - Unrestricted Investments - 1.0% (8)
US Bank Money Market Deposit Account	26,450	26,450
Total Short Term Investments - Unrestricted Investments	$26,450	$26,450

Short Term Investments - Restricted Investments - 0.8% (8)
US Bank Money Market Deposit Account	2,642	2,642
Total Short Term Investments - Restricted Investments	$2,642	$2,642

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
(9)

As of December 31, 2023, 4.7% and 2.7% of the Company's total assets on a cost and fair value basis, respectively, are in non-qualifying assets. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a PIK feature.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2023.
(14)	Entity is organized under the laws of Canada and has a principal place of business in Canada.
(15)	On or about September 13, 2023, in connection with New Aerofarms, Inc.’s purchase of substantially all of the assets of Aerofarms, Inc. in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of the Company in Aerofarms, Inc.
(16)	On July 31, 2023, pursuant to a certain Secured Party Bill of Sale and Transfer Agreement, the Company sold substantially all of the assets of Corinth MedTech, Inc., a borrower of the Company, to Aulea Medical Inc. (“Aulea”) in consideration of 660,537 shares of the common stock of Aulea.
(17)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the Court made May 5, 2023, IMV commenced the CCAA Proceedings under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. HIMV LLC is 70% owned by the Company and 30% owned by the co-lender.
(18)	On January 11, 2024, Nexii Building Solutions Inc., and its affiliates, obtained an Initial Order under the Companies’ Creditors Arrangement Act from the Supreme Court of British Columbia in Vancouver. The Initial Order provides for, among other things, a stay of proceedings in favour of Nexii, the approval of debtor-in-possession financing and the appointment of KSV Restructuring Inc. as monitor of Nexii.
(19)	Debt investment has a partial PIK feature in which (a) a portion of the accrued interest on the debt investment, in an amount equal to four and one half percent (4.5%) on the then-outstanding principal amount of the debt investment is added to the then-outstanding principal amount of the debt investment and (b) the remaining accrued interest on the debt investment is paid in cash.

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

The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer, President, Chief Financial Officer and Chief Operating Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the Company’s Consolidated Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the Company’s Consolidated Statements of Operations.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2024, there were four investments on non-accrual status with a cost of $44.8 million and a fair value of $10.5 million. As of December 31, 2023, there were four investments on non-accrual status with a cost of $72.5 million and a fair value of $27.6 million. For the year ended December 31, 2024, the Company recognized as interest income of $0.2 million received from debt investments while on non-accrual status. For the years ended December 31, 2023 and 2022, the Company did not recognize any interest income from debt investments while on non-accrual status.

The Company has a limited number of debt investments that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. For the years ended December 31, 2024 and 2023, 3.3% and 7.4%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest income. For the year ended December 31, 2022, the Company recorded no PIK interest income. The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the year ended December 31, 2024, two debt investments, which had accrued PIK interest into income of $1.8 million during the year ended December 31, 2024 was placed on nonaccrual status. For the year ended December 31, 2023, two debt investments, which had accrued PIK interest into income of $3.9 million during the year ended December 31, 2023 was placed on nonaccrual status. For the year ended December 31, 2022, there were no investments which had accrued PIK interest into income placed on nonaccrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2024, 2023 and 2022 was 5.6% , 4.2% and 7.4%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of December 31, 2024 and 2023 was $8.9 million and $5.8 million, respectively. These amounts are capitalized and amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of December 31, 2024 and 2023 were $7.2 million and $6.9 million, respectively. The amortization expense for the years ended December 31, 2024, 2023 and 2022 was $1.8 million, $1.9 million and $1.6 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source-of-income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board (“FASB”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the years ended December 31, 2024, 2023 and 2022, the Company reclassified $1.5 million, $1.5 million and $0.7 million, respectively, to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2024, 2023 and 2022, $1.5 million, $1.5 million and $0.7 million, respectively, was accrued for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2024 and 2023. The Company’s income tax returns for the 2024, 2023, 2022 and 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stockholders’ Equity

On August 2, 2021, the Company entered into an At-The-Market (“ATM”) sales agreement (the “2021 Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., (each a “Sales Agent” and, collectively, the “Sales Agents”). The 2021 Equity Distribution Agreement provided that the Company  may offer and sell shares of  its common stock from time to time through the Sales Agents representing up to $100.0 million worth of its common stock, in amounts and at times to be determined by the Company.

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

During the year ended December 31, 2024, the Company sold 6,300,095 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $66.4 million, including $1.4 million of offering expenses, from these sales.

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

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2024, shares representing approximately $79.0 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

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

Stock Repurchase Program

On April 26, 2024, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2025 or the repurchase of $5.0 million of the Company’s common stock. During the years ended December 31, 2024, 2023 and 2022, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through December 31, 2024, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The required disclosures are included in the footnotes to the Company's consolidated financial statements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.         Related party transactions

Investment Management Agreement

At a meeting of the stockholders convened on  May 25, 2023 and reconvened on  June 28, 2023, the Company’s stockholders, upon the recommendation of the Board, approved a new investment management agreement with the Advisor, which became effective on  June 30, 2023 (the “Investment Management Agreement”). The Investment Management Agreement is effective for two years from the date of approval and then must be annually reapproved by our Board for a one-year period. The Investment Management Agreement was considered and reapproved by the Company’s Board, including a majority of the independent directors, on December 10, 2024 for a one-year period. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

On October 21, 2024, Monroe Capital Investment Holdings, L.P. (“MCIH”), the indirect parent company of the Advisor, Monroe Capital Intermediate Holdings, LLC (“Intermediate Holdings”), and certain other affiliates of Monroe Capital LLC (collectively with MCIH, Intermediate Holdings and each such other affiliate party to the Transaction Agreement, “Monroe”) entered into an Equity Purchase Agreement (the “Transaction Agreement”) pursuant to which Momentum US Bidco LLC (the “Acquiror”), an affiliate of Wendel SE (collectively with its affiliates and the Acquiror, “Wendel”), will acquire 75% of the equity interests in Monroe, which shall constitute a change in control of the Advisor. The Monroe business (including 100% of the equity interests in MCH HoldCo LLC (“MCH HoldCo”) and, indirectly, 100% of the equity interests of the Advisor) will be contributed by MCIH to Intermediate Holdings, and 75% of the equity interests of Intermediate Holdings will be acquired by the Acquiror. Neither the Company nor the Advisor is party to the Transaction Agreement. The closing of the transactions contemplated by the Transaction Agreement will result in a change in control of the Advisor (the “Advisor Change in Control”). On December 10, 2024, the Company’s Board unanimously approved a new investment advisory agreement with the Advisor, substantially similar to the existing Investment Management Agreement, subject to stockholder approval at a special meeting of stockholders to be held on February 21, 2025, or any adjournments or postponements thereof, and the closing of the Advisor Change in Control. The Company does not anticipate the Advisor Change in Control will substantially or adversely affect the Company.

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

The base management fee payable at December 31, 2024 and 2023 was $1.0 million and $1.1 million, respectively. The base management fee expense was $12.3 million, $12.8 million and $10.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The performance based incentive fee expense was $0.3 million, $3.1 million and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the year ended December 31, 2024, 2023 and 2022, which resulted in $9.3 million, $9.8 million and $1.0 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount  may be paid up to three years after the date of deferment.

The following table provides the expiration dates of the Company’s Incentive Fee Cap and Deferral Mechanism contingent future liability as of  December 31, 2024:

Expiration	Total
(In thousands)
December 31, 2025	$1,037
March 31, 2026	219
June 30, 2026	3,120
September 30, 2026	3,471
December 31, 2026	3,002
March 31, 2027	2,285
June 30, 2027	2,582
September 30, 2027	2,368
December 31, 2027	2,085
Total	$20,169

There was no performance based incentive fee payable at December 31, 2024 and 2023.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $1.7 million for years ended December 31, 2024, 2023 and 2022. The administrative fee payable at December 31, 2024 and 2023 was $0.4 million. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

Exemptive Relief

The Advisor may provide the Company with an opportunity to co-invest with other investment vehicles managed by the Advisor, Monroe and/or their affiliates. Under the 1940 Act, absent receipt of exemptive relief from the SEC, the Company and its affiliates are precluded from co-investing in negotiated investments with other funds and accounts sponsored or managed by the Advisor, Monroe and their affiliates. Since June 30, 2023, the Company and its Advisor have relied on exemptive relief from the SEC granted to certain affiliates of Monroe on October 15, 2014, as amended on January 10, 2023. The exemptive relief affords the Advisor greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with other accounts sponsored or managed by the Advisor, Monroe or their affiliates in a manner consistent with the Company's investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.         Investments

The following table shows the Company’s investments as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$678,167	$638,779	$721,231	$670,172
Warrants	15,956	18,277	16,526	24,594
Other	36,709	14,637	6,982	6,430
Equity	35,942	26,198	14,443	7,889
Total investments	$766,774	$697,891	$759,182	$709,085

The following table shows the Company’s investments by industry sector as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$118,221	$97,562	$145,544	$117,781
Medical Device	213,564	205,634	147,064	145,019
Technology
Communications	11,711	14,763	19,192	22,188
Consumer-Related	74,421	36,667	105,669	101,327
Data Storage	417	350	417	418
Internet and Media	329	999	329	1,582
Networking	10,070	9,827	5,451	5,297
Power Management	—	—	1,585	2,700
Semiconductors	45	—	45	—
Software	154,040	151,043	164,133	160,749
Sustainability
Energy Efficiency	9,818	9,712	111	13
Other Sustainability	66,151	66,079	98,906	80,370
Healthcare Information and Services
Diagnostics	16,704	13,701	19,735	19,701
Other	39,533	40,144	102	1,366
Software	51,750	51,410	50,899	50,574
Total investments	$766,774	$697,891	$759,182	$709,085

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.         Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

       Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2024 were as follows:

			Year ended December 31, 2024
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2023	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Aulea Medical, Inc.	$—	$3	$(40)	$—	$—	$—	$37	$—	$—
Evelo Biosciences, Inc.	1,132	244	(1,430)	—	—	8,361	—	8,307	—
Total non-controlled affiliates	$1,132	$247	$(1,470)	$—	$—	$8,361	$37	$8,307	$—

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2023 were as follows:

			Year ended December 31, 2023

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2022	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cadrenal Therapeutics, Inc. (1)	—	—	—	(906)	—	906	—	—	—
Evelo Biosciences, Inc.	—	11	(11,000)	39,505	35	(27,419)	—	1,132	1,245
Total non-controlled affiliates	$—	$11	$(11,000)	$38,599	$35	$(26,513)	$—	$1,132	$1,245

(1) As of December 31, 2023, the Company no longer owns 5% of more of the portfolio company.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the year ended December 31, 2024 were as follows:

			Year ended December 31, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2023	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$7,993	$3,750	$—	$805	$—	$14	$(12,562)	$—	$—	$846
HIMV LLC	6,230	227	(592)	—	463	—	(98)	—	6,230	—
Nexii, Inc.	—	790	—	—	6,716	—	1,041	—	8,547	35
Swift Health Systems, Inc.	—	1,887	—	826	15,462	2	(1,135)	—	17,042	868
Total controlled affiliates	$14,223	$6,654	$(592)	$1,631	$22,641	$16	$(12,754)	$—	$31,819	$1,749

Transactions related to investments in controlled affiliated companies for the year ended  December 31, 2023 were as follows:

			Year ended December 31, 2023

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2022	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2023	income
	(In thousands)
Better Place Forests Co.	$—	$1,311	$—	$320	$4,580	$6	$1,776	$—	$7,993	$337
HIMV LLC	—	146	(516)	—	6,154	—	446	—	6,230	—
Total controlled affiliates	$—	$1,457	$(516)	$320	$10,734	$6	$2,222	$—	$14,223	$337

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$638,779	$638,779
Warrant investments	—	1,839	16,438	18,277
Other investments	—	—	14,637	14,637
Equity investments	587	—	25,611	26,198
Total investments	$587	$1,839	$695,465	$697,891

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$670,172	$670,172
Warrant investments	—	1,619	22,975	24,594
Other investments	—	—	6,430	6,430
Equity investments	608	—	7,281	7,889
Total investments	$608	$1,619	$706,858	$709,085

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company's investments as of December 31, 2024 and 2023. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2024:

December 31, 2024
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$628,325	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	14%

	10,454	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 100%	57%

Warrant investments	16,438	Black-Scholes Valuation Model	Price Per Share	0.00 –807.91	$16.80
			Average Industry Volatility	24%	24%
			Marketability Discount	0 - 20%	15%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	14,637	Multiple Probability Weighted Cash Flow Model	Discount Rate	15% – 25%	18%
			Probability Weighting	30% – 100%	90%

Equity investments	21,648	Last Equity Financing	Price Per Share	0.06 –215.03	$30.47

	3,963	Multiple Probability Weighted Scenario Model	Probability Weighting	10% - 100%	33%

Total Level 3 investments	$695,465

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2023:

December 31, 2023
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$617,529	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 24%	15%

	52,643	Multiple Probability Weighted Cash Flow Model	Probability Weighting	20% - 100%	50%

Warrant investments	22,913	Black-Scholes Valuation Model	Price Per Share	0.00 –1,899.00	$64.95
			Average Industry Volatility	25%	25%
			Marketability Discount	0 – 20%	18%
			Estimated Time to Exit (in years)	1 to 5	3
	62	Expected Proceeds	Price Per Share	$0.25	$0.25

Other investments	6,430	Multiple Probability Weighted Cash Flow Model	Discount Rate	25%	25%
			Probability Weighting	30% – 100%	81%

Equity investments	7,281	Last Equity Financing	Price Per Share	0.56 –215.03	$17.15

Total Level 3 investments	$706,858

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Borrowings: The Credit Facilities approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2024, the closing price of the 2026 Notes on the New York Stock Exchange was $24.85 per note and had an aggregate fair value of $57.2 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2024, the closing price of the 2027 Notes on the New York Stock Exchange was $24.29 per note and had an aggregate fair value of $55.9 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market yields on  December 31, 2024, the fair value of the 2031 Convertible Notes (as defined in Note 7) was $19.4 million and are categorized as Level 3 within the fair value hierarchy described above. Based on market quotations on  December 31, 2024, the 2022 Asset-Backed Notes (as defined in Note 7) were trading at par value, or $81.1 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2024:

	Year ended December 31, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$670,172	$22,975	$7,281	$6,430	$706,858
Purchase of investments	178,772	—	3,137	455	182,364
Warrants received and classified as Level 3	—	2,127	—	—	2,127
Principal payments received on investments	(146,245)	—	—	(115)	(146,360)
Payment-in-kind interest on investments	3,261	—	—	—	3,261
Proceeds from sale of investments	(156)	(106)	—	(40)	(302)
Net realized (loss) gain on investments	(34,852)	388	—	40	(34,424)
Unrealized appreciation (depreciation) included in earnings	21	(5,970)	(3,169)	(9,868)	(18,986)
Transfer out of Level 3	—	(192)	—	—	(192)
Transfer out of debt and warrant investments	(33,313)	(2,784)	18,362	17,735	—
Other	1,119	—	—	—	1,119
Level 3 assets, end of period	$638,779	$16,438	$25,611	$14,637	$695,465

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2024, there was one transfer out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.2 million that was transferred to Level 2 upon the portfolio company becoming a public company.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2024 includes $28.1 million in unrealized depreciation on debt and other investments, $4.3 million in unrealized depreciation on warrant investments, and $3.2 million in unrealized depreciation on equity investments.

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

As of December 31, 2024 and 2023, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.         Borrowings

The following table shows the Company’s borrowings as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$70,000	$80,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	100,000	75,000	25,000	—	—	—
2022 Asset-Backed Notes	81,078	81,078	—	100,000	100,000	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
2031 Convertible Notes	20,000	20,000	—	—	—	—
Total before debt issuance costs	716,078	472,078	244,000	615,000	466,000	149,000
Unamortized debt issuance costs attributable to term borrowings	—	(4,174)	—	—	(3,765)	—
Total borrowings outstanding, net	$716,078	$467,904	$244,000	$615,000	$462,235	$149,000

As of December 31, 2024, with certain limited exceptions the Company, as a BDC is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of December 31, 2024, the asset coverage for borrowed amounts was 171%.

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 20, 2024, the Company amended the Key Facility, among other things, (i) to extend the date on which the Company may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. On June 29, 2023 the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The prime rate was 7.50% and 8.50% on December 31, 2024 and 2023, respectively. The average interest rate for the years ended December 31, 2024 and 2023 was 8.48% and 8.45%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% on an annualized basis of any unborrowed amount available under the facility. As of December 31, 2024 and 2023, the Company had borrowing capacity under the Key Facility of $150.0 million and $80.0 million, respectively. At December 31, 2024 and 2023, $24.8 million and $25.0 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

There were $181.0 million in advances made by the NYL Noteholders as of December 31, 2024 and 2023. The interest rate as of  December 31, 2024 and 2023 was 6.47% and 5.96%, respectively. As of December 31, 2024 and 2023, the Company had borrowing capacity under the NYL Facility of $69.0 million. At December 31, 2024 and 2023, $8.4 million and $17.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2024 and 2023, there were approximately $1.4 million of such restricted investments.

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

There were $75.0 million in advances made by the Nuveen Noteholders as of December 31, 2024. The interest rate as of December 31, 2024 was 7.14%. As of December 31, 2024, the Company had borrowing capacity under the Nuveen Facility of $25.0 million. At December 31, 2024, $9.9 million was available for borrowing, subject to existing terms and advance rates. The Nuveen Facility was not outstanding at December 31, 2023.

Under the terms of the Nuveen Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2024, there were approximately $1.0 million of such restricted investments.

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

As of December 31, 2024 and 2023, the 2022 Asset-Backed Notes had an outstanding principal balance of $81.1 and $100.0 million, respectively.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2024 and 2023, there were approximately $1.0 million and $1.3 million, respectively, of such restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2024, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2027 Notes

On  June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on  July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of  June 15, 2027 and  may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after  June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on  March 30,  June 30,  September 30 and  December 30 of each year, commencing on  September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of  December 31, 2024, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Convertible Notes

2031 Convertible Notes

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”, by and among the Company, each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes”), in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The Company received net proceeds (before expenses) from the sale of the 2031 Convertible Notes of approximately $18.6 million.

The 2031 Convertible Notes mature on October 17, 2031, unless earlier converted or repurchased in accordance with their terms. The 2031 Convertible Notes bear interest at a rate of 7.125% per year, subject to additional interest or repurchase obligation upon certain events, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2024. If an investment grade rating is not maintained with respect to the 2031 Convertible Notes, additional interest of 1.00% per annum will accrue on the 2031 Convertible Notes until such time as the 2031 Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The Company will also be required to pay additional interest of 2.00% per annum (x) on any overdue payment of interest and (y) during the continuance of an Event of Default (as defined in the 2031 Note Purchase Agreement). In addition, on the occurrence of a Change in Control Repurchase Event (as defined in the 2031 Note Purchase Agreement) or Delisting Event (as defined in the 2031 Note Purchase Agreement), the Company will generally be required to make an offer to purchase the outstanding 2031 Convertible Notes at a price equal to 100% of the principal amount of such 2031 Convertible Notes plus accrued and unpaid interest to the repurchase date.

The 2031 Convertible Notes are direct unsecured obligations of the Company and rank (i) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not subordinated in right of payment to the 2031 Convertible Notes; (ii) senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2031 Convertible Notes; (iii) effectively junior in right of payment to the Company’s existing and future secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. No sinking fund is provided for the 2031 Convertible Notes.

At any time on or after April 17, 2025, at the Company’s sole option, the Company may redeem, from time to time, the 2031 Convertible Notes in whole or in part, out of funds legally available for such redemption, at 100% of the principal amount prepaid plus accrued but unpaid interest to but excluding the date of prepayment.

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock (“Shares”) of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per Share immediately prior to the date of exercise. If the 2031 Convertible Notes were converted as of December 31, 2024, 2,207,506 shares would have been issued based on the Company’s most recently reported NAV per Share immediately prior to December 31, 2024 of $9.06. The last reported price for the Company’s common stock on December 31, 2024 was $8.99 per share.

No holder of 2031 Convertible Notes may exercise its conversion right if upon conversion the holder would receive Shares that would cause funds and accounts managed by the investment adviser to such funds and accounts and any person controlled by the parent company of such investment adviser to beneficially own in the aggregate more than 4.9% of the Shares outstanding at such time.

The 2031 Convertible Notes are not listed on any exchange and may not be transferred without the consent of the Company.

The 2031 Convertible Notes are recorded at their contractual amounts. At issuance, the Company determined that the embedded conversion option in the 2031 Convertible Notes is not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging.

As of December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $20.0 million.  The 2031 Convertible Notes were not outstanding as of December 31, 2023.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows information about our senior securities as of December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015:

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidation	Market
	Treasury	Coverage	Preference	Value per
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	Unit(4)
	(In thousands, except unit data)
Credit facilities
2024	$256,000	$3,157	—	N/A
2023	$251,000	$3,147	—	N/A
2022	$181,750	$4,169	—	N/A
2021	$132,250	$3,823	—	N/A
2020	$50,250	$7,965	—	N/A
2019	$17,000	$19,908	—	N/A
2018	$90,500	$2,896	—	N/A
2017	$58,000	$3,973	—	N/A
2016	$63,000	$3,733	—	N/A
2015	$68,000	$4,048	—	N/A
2031 Convertible Notes
2024	$20,000	$40,413	—	N/A
2023	$—	$—	—	N/A
2022	$—	$—	—	N/A
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2015	$—	$—	—	N/A
2027 Notes
2024	$57,500	$14,057	—	$24.13
2023	$57,500	$13,739	—	$24.26
2022	$57,500	$13,179	—	$24.09
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2015	$—	$—	—	N/A
2026 Notes
2024	$57,500	$14,057	—	$24.27
2023	$57,500	$13,739	—	$23.75
2022	$57,500	$13,179	—	$24.45
2021	$57,500	$8,793	—	$25.90
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2015	$—	$—	—	N/A
2022 Notes
2024	$—	$—	—	N/A
2023	$—	$—	—	N/A
2022	$—	$—	—	N/A
2021	$—	$—	—	N/A
2020	$37,375	$10,708	—	$24.60
2019	$37,375	$9,055	—	$25.53
2018	$37,375	$7,014	—	$25.52
2017	$37,375	$6,166	—	$25.66
2016	$—	$—	—	N/A
2015	$—	$—	—	N/A

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidation	Market
	Treasury	Coverage	Preference	Value per
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	Unit(4)
	(In thousands, except unit data)
2019 Notes
2024	$—	$—	—	N/A
2023	$—	$—	—	N/A
2022	$—	$—	—	N/A
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$33,000	$7,127	—	$25.42
2015	$33,000	$8,342	—	$25.26
2022-1 Securitization
2024	$81,078	$9,969	—	N/A
2023	$100,000	$7,900	—	N/A
2022	$100,000	$7,578	—	N/A
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2015	$—	$—	—	N/A
2019-1 Securitization
2024	$—	$—	—	N/A
2023	$—	$—	—	N/A
2022	$42,573	$17,799	—	N/A
2021	$70,500	$7,171	—	N/A
2020	$100,000	$4,002	—	N/A
2019	$100,000	$3,384	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2015	$—	$—	—	N/A
2013-1 Securitization
2024	$—	$—	—	N/A
2023	$—	$—	—	N/A
2022	$—	$—	—	N/A
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2015	$14,546	$18,926	—	N/A
Total senior securities
2024	$472,078	$1,712	—	N/A
2023	$466,000	$1,695	—	N/A
2022	$439,323	$1,725	—	N/A
2021	$260,250	$1,943	—	N/A
2020	$187,625	$2,133	—	N/A
2019	$154,375	$2,192	—	N/A
2018	$127,875	$2,050	—	N/A
2017	$95,375	$2,416	—	N/A
2016	$96,000	$2,450	—	N/A
2015	$115,546	$2,383	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.

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

(4)

Not applicable to the Company’s credit facilities, 2013-1 Securitization, 2019‑1 Securitization, 2022-1 Securitization and 2031 Convertible Notes because such securities are not registered for public trading.

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

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Net (decrease) increase in net assets resulting from operations	$(5,633)	$(17,185)	$21,151
Net unrealized depreciation on investments	18,785	48,780	5,552
Other book-tax differences	1,455	931	3,292
Change in capital loss carry forward	34,631	29,853	9,484
Taxable income before deductions for distributions	$49,238	$62,379	$39,479

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Ordinary income	$49,467	$42,576	$31,490
Total	$49,467	$42,576	$31,490

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2024	2023	2022
	(In thousands)
Undistributed ordinary income	$38,387	$38,616	$18,813
Long term capital loss carry forward	(137,539)	(102,908)	(73,055)
Unrealized appreciation	14,819	14,935	18,542
Unrealized depreciation	(83,701)	(65,032)	(19,771)
Other temporary differences	13,957	12,547	11,875
Total	$(154,077)	$(101,842)	$(43,596)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% excise tax on such income, as required. For the years ended December 31, 2024 and 2023, the Company elected to carry forward taxable income in excess of current year distributions of $38.4 million and $38.6 million, respectively. At December 31, 2024 and 2023, a provision for excise tax of $1.5 million was recorded.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the years ended December 31, 2024, 2023 and 2022, the Company did not use any material capital loss carry forwards to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2024 and 2023 was $766.8 million and $759.2 million, respectively. The gross unrealized appreciation on investments at December 31, 2024 and 2023 was $14.8 million and $14.9 million, respectively. The gross unrealized depreciation on investments at December 31, 2024 and 2023 was $83.7 million and $65.0 million, respectively.

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

The balance of unfunded commitments to extend credit was $181.0 million and $180.5 million as of December 31, 2024 and 2023, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
BrightInsight, Inc.	$—	$—	$15,500	$241
Britecore Holdings, Inc.	2,500	36	5,000	72
Candesant Biomedical, Inc.	10,000	151	10,000	151
Ceribell, Inc.	21,000	120	—	—
Crafty Holdings, Inc.	5,000	65	—	—
Divergent Technologies, Inc.	—	—	11,250	118
Elligo Healthcare Research, Inc.	—	—	15,000	194
Fictiv, Inc.	30,000	236	—	—
GT Medical Technologies, Inc.	20,000	100	—	—
Hometeam Technologies, Inc.	10,000	100	—	—
MicroTransponder, Inc.	15,000	—	22,500	—
Mirantis, Inc.	—	—	15,000	136
OneNetworks, Inc. dba Finexio	5,000	26	—	—
Onkos Surgical, Inc.	5,000	27	—	—
Optoro, Inc.	—	—	6,250	—
Parse Biosciences, Inc.	15,000	252	15,000	251
Pivot Bio, Inc.	20,000	209	—	—
SafelyYou, Inc.	5,000	73	20,000	270
Sonex Health, Inc.	—	—	15,000	176
Standvast Holdings, LLC	2,500	88	—	—
Supply Network Visibility Holdings, LLC	10,000	79	10,000	35
Tallac Therapeutics, Inc.	—	—	10,000	229
Ursa Space Systems Inc.	5,000	75	—	—
Viken Detection Corporation	—	—	10,000	160
Total	$181,000	$1,637	$180,500	$2,033

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2024 and 2023 which totaled $1.6 million and $2.0 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 22% and 23% of total debt investments outstanding as of December 31, 2024 and 2023, respectively. The Company’s five largest debt investments at fair value represented 23% and 22% of total debt investments outstanding as of December 31, 2024 and 2023, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of December 31, 2024 or 2023. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 19%, 17% and 15% of total interest and fee income on investments for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income from the five largest debt investments at fair value accounted for 19%, 15% and 15% of total interest and fee income on investments for the years ended December 31, 2024, 2023 and 2022, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.         Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2024 and 2023:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Year Ended December 31, 2024
October 25, 2024	February 18, 2025	March 14, 2025	$0.11	$—	—	$—
October 25, 2024	January 16, 2025	February 14, 2025	0.11	4,226	18,428	179
October 25, 2024	December 16, 2024	January 15, 2025	0.11	4,235	16,428	151
July 26, 2024	November 15, 2024	December 13, 2024	0.11	4,124	15,584	147
July 26, 2024	October 17, 2024	November 14, 2024	0.11	4,022	17,706	165
July 26, 2024	September 16, 2024	October 16, 2024	0.11	3,914	18,539	195
April 26, 2024	August 16, 2024	September 13, 2024	0.11	3,818	17,441	192
April 26, 2024	July 17, 2024	August 15, 2024	0.11	3,775	16,852	192
April 26, 2024	June 17, 2024	July 16, 2024	0.11	3,766	15,860	199
February 23, 2024	May 17, 2024	June 14, 2024	0.11	3,701	16,686	201
February 23, 2024	April 18, 2024	May 15, 2024	0.11	3,654	16,687	199
February 23, 2024	March 19, 2024	April 16, 2024	0.05	1,625	7,598	85
February 23, 2024	March 19, 2024	April 16, 2024	0.11	3,574	16,717	188
			$1.37	$44,434	194,526	$2,093
Year Ended December 31, 2023
October 27, 2023	February 16, 2024	March 15, 2024	$0.11	$3,463	18,257	$210
October 27, 2023	January 18, 2024	February 14, 2024	0.11	3,462	15,873	210
October 27, 2023	December 19, 2023	January 16, 2024	0.11	3,472	14,563	199
October 27, 2023	November 17, 2023	December 15, 2023	0.05	1,574	7,137	93
July 28, 2023	November 17, 2023	December 15, 2023	0.11	3,463	15,701	206
July 28, 2023	October 18, 2023	November 15, 2023	0.11	3,493	14,022	173
July 28, 2023	September 19, 2023	October 16, 2023	0.11	3,445	15,067	184
April 28, 2023	August 17, 2023	September 15, 2023	0.11	3,458	8,665	106
April 28, 2023	July 18, 2023	August 15, 2023	0.11	3,427	8,307	105
April 28, 2023	June 16, 2023	July 14, 2023	0.11	3,434	7,424	96
February 23, 2023	May 18, 2023	June 14, 2023	0.11	3,087	7,128	86
February 23, 2023	April 18, 2023	May 16, 2023	0.11	3,068	6,705	84
February 23, 2023	March 17, 2023	April 14, 2023	0.11	3,035	6,894	81
			$1.37	$41,881	145,743	$1,833

On February 28, 2025, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
March 17, 2025	March 17, 2025	April 15, 2025	$0.11
April 16, 2025	April 16, 2025	May 15, 2025	$0.11
May 16, 2025	May 16, 2025	June 13, 2025	$0.11

After paying distributions of $1.37 per share deemed paid for tax purposes in 2024, declaring on October 25, 2024 a distribution of $0.11 per share payable January 15, 2025, and taxable earnings of $1.36 per share in 2024, the Company’s undistributed spillover income as of December 31, 2024 was $1.06 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.         Earnings per share

The following table sets forth the computation of the basic and diluted earnings per common share for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(In thousands, except share and per share data)
Earnings per common share - basic
Numerator for basic earnings per share	$(5,633)	$(17,185)	$21,151
Denominator for basic weighted average shares	36,104,415	30,957,849	24,726,079
(Loss)/Earnings per common share - basic	$(0.16)	$(0.56)	$0.86
Earnings per common share - diluted
Numerator for increase in net assets per share	$(5,633)	$(17,185)	$21,151
Adjustment for interest expense and debt issuance costs on 2031 Convertible Notes (1)	$—	$—	$—
Numerator for diluted earnings per share	$(5,633)	$(17,185)	$21,151
Denominator for basic weighted average shares	36,104,415	30,957,849	24,726,079
Adjustment for dilutive effect of 2031 Convertible Notes (1)	—	—	—
Denominator for diluted weighted average shares	36,104,415	30,957,849	24,726,079
(Loss)/Earnings per common share - diluted	$(0.16)	$(0.56)	$0.86

(1)

No adjustments for interest or incremental shares were included for the year ended December 31, 2024 because the effect would be antidilutive.  The 2031 Convertible Notes were not outstanding as of December 31, 2023 and 2022.

In certain circumstances, the 2031 Convertible Notes  may be convertible into cash or shares of the Company’s common stock, which can be dilutive to common stockholders. Diluted (loss) earnings available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period or at the issuance date and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. The 2031 Convertible Notes convert at the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per Share immediately prior to the date of issuance. For the year ended December 31, 2024, using the if-converted method, the 2031 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the issuance date, or $10.06 per share. For the year ended December 31, 2024, the 2031 Convertible Notes were antidilutive because interest net of tax and nondiscretionary adjustments per common share obtainable on conversion exceeded basic EPS.

Note 13.         Subsequent events

On January 2, 2025, the Company funded a $20.0 million debt investment to an existing portfolio company, Pivot Bio, Inc., or Pivot Bio, under a revolving commitment. On January 7, 2025, Pivot Bio repaid $20.0 million under the revolving commitment.

On January 9, 2025, the Company purchased, from a co-lender, a debt investment to an existing portfolio company, Hound Labs, Inc., with a principal balance of $2.9 million for a purchase price of $0.5 million. The debt investment purchased has the same terms as the investment already held by the Company.

On January 10, 2025, the Company funded a $6.0 million debt investment to a new portfolio company, HappyCo, Inc.

On January 15, 2025, the Company funded a $2.0 million equity investment to an existing portfolio company, Swift Health Systems, Inc.

Between January 3 and January 23, 2025, the Company sold 404,305 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $3.7 million, including $0.1 million of offering expenses, from these sales.

On January 31, 2025, the Company funded a $2.5 million debt investment to an existing portfolio company, BriteCore Holdings, Inc.

Between February 11 and 25, 2025, the Company funded a $0.4 million debt investment to an existing portfolio company, Better Place Forests Co.

At a special meeting of the stockholders convened on February 21, 2025, stockholders, upon the recommendation of the Board, approved a new investment management agreement with the Advisor, the terms of which are identical to those contained in the Investment Management Agreement. The new investment management agreement will become effective, if and when, the Acquiror acquires a controlling interest in Monroe, and indirectly in our Advisor.

On February 25, 2025, the Company funded a $25.5 million debt investment to an existing portfolio company, Castle Creek Biosciences, Inc. in connection with the prepayment of its existing $16.3 million debt investment.

On February 27, 2025, the Company funded a $10.0 million debt investment to a new portfolio company, Long Grove Pharmaceutical, LLC.

On February 28, 2025, the Company funded a $15.0 million debt investment to a new portfolio company, MML US, Inc.

On March 4, 2025, Candesant Biomedical, Inc. prepaid its outstanding principal balance of $10.0 million on its venture loan, plus interest, end-of-term payment and prepayment fee. The Company continues to hold warrants in Candesant Biomedical, Inc.

The Company’s Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, the Company’s net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver will be effective commencing with the quarter ending March 31, 2025 and terminating with the quarter ending December 31, 2025.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.         Financial highlights

The following table shows financial highlights for the Company:

	Year ended December 31,
	2024		2023		2022		2021		2020
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$9.71		$11.47		$11.56		$11.02		$11.83
Net investment income	1.32		1.98		1.46		1.41		1.18
Realized loss	(0.96)		(0.97)		(0.38)		(0.18)		(0.84)
Unrealized (depreciation) appreciation on investments	(0.52)		(1.57)		(0.22)		0.16		0.02
Net (decrease) increase in net assets resulting from operations	(0.16)		(0.56)		0.86		1.39		0.36
Distributions declared (1)	(1.37)		(1.37)		(1.28)		(1.25)		(1.25)
From net investment income	(1.37)		(1.37)		(1.28)		(1.25)		(1.25)
From net realized gain on investments	—		—		—		—		—
Return of capital	—		—		—		—		—
Other (2)	0.25		0.17		0.33		0.40		0.08
Net asset value at end of period	$8.43		$9.71		$11.47		$11.56		$11.02
Per share market value, beginning of period	$13.17		$11.60		$15.92		$13.24		$12.93
Per share market value, end of period	$8.99		$13.17		11.60		15.92		13.24
Total return based on a market value (3)	(21.3)%		25.3%		(19.3)%		29.7%		12.1%
Shares outstanding at end of period	39,875,847		33,367,389		27,753,373		21,217,460		19,286,356
Ratios to average net assets:
Expenses without incentive fee	15.1%		14.1%		11.5%		10.5%		10.0%
Incentive fees	0.1		0.9%		2.6%		3.1%		2.6%
Net expenses	15.2%		15.0%		14.1%		13.6%		12.6%
Net investment income with incentive fee	14.4%		18.2%		12.1%		12.2%		10.4%
Ratios, without waivers, to average net assets:
Expenses without incentive value	15.1%		14.1%		11.5%		10.5%		10.0%
Incentive fees	0.1%		0.9%		2.6%		3.1%		2.6%
Net expenses	15.2%		15.0%		14.1%		13.6%		12.6%
Net investment income with incentive fees	14.4%		18.2%		12.1%		12.2%		10.4%
Net assets at the end of the period	$336,183		$323,981		$318,448		$245,335		$212,597
Average net asset value	$332,719		$336,915		$299,182		$231,215		$199,302
Average debt per share	$12.42		$13.93		$13.70		$11.27		$9.97
Portfolio turnover ratio	15.6%	(4)	17.2%	(4)	14.6%	(4)	45.4%	(4)	38.7%	(4)

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Year ended December 31,
	2019		2018		2017		2016		2015
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.64		$11.72		$12.09		$13.85		$14.36
Net investment income	1.52		1.20		1.07		1.48		1.25
Realized (loss) gain	(0.31)		0.06		(1.84)		(0.67)		(0.15)
Unrealized appreciation (depreciation) on investments	0.24		(0.13)		1.60		(1.24)		(0.04)
Net increase (decrease) in net assets resulting from operations	1.45		1.13		0.83		(0.43)		1.06
Net dilution from issuance of common stock	—		—		—		—		(0.18)
Distributions declared (1)	(1.20)		(1.20)		(1.20)		(1.34)		(1.38)
From net investment income	(1.20)		(1.20)		(1.20)		(1.34)		(1.38)
From net realized gain on investments	—		—		—		—		—
Return of capital	—		—		—		—		—
Net accretion from repurchase of common stock	—		—		—		0.01		0.02
Other (2)	(0.06)		(0.01)		—		—		(0.03)
Net asset value at end of period	$11.83		$11.64		$11.72		$12.09		$13.85
Per share market value, beginning of period	$11.25		$11.22		$10.53		$11.73		$13.99
Per share market value, end of period	$12.93		$11.25		11.22		10.53		11.73
Total return based on a market value (3)	25.6%		11.0%		17.9%		1.5%		(6.3)%
Shares outstanding at end of period	15,563,290		11,535,129		11,520,406		11,510,424		11,535,212
Ratios to average net assets:
Expenses without incentive fee (5)	10.8%		10.4%		8.6%		9.2%		8.6%
Incentive fees (5)	3.2		2.4%		1.2%		1.4%		2.2%
Net expenses (5)	14.0%		12.8%		9.8%		10.6%		10.8%
Net investment income with incentive fee (5)	12.8%		10.3%		9.0%		11.4%		8.9%
Ratios, without waivers, to average net assets:
Expenses without incentive value (5)	10.8%		10.4%		8.6%		9.2%		8.9%
Incentive fees (5)	4.4%		3.3%		1.3%		1.4%		2.2%
Net expenses (5)	15.2%		13.7%		9.9%		10.6%		11.1%
Net investment income with incentive fees (5)	11.6%		9.4%		8.9%		11.4%		8.7%
Net assets at the end of the period	$184,055		$134,257		$135,075		$139,192		$159,751
Average net asset value	$160,008		$134,364		$137,293		$150,612		$157,612
Average debt per share	$10.05		$8.62		$6.60		$8.91		$7.87
Portfolio turnover ratio	82.0%	(6)	50.4%	(6)	79.4%	(6)	27.1%	(6)	56.1%	(6)

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

(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.
(4)	Calculated by dividing (i) the lesser of purchases or sales of portfolio securities for the fiscal year by (ii) the monthly average of the value of portfolio securities owned by the Company during the fiscal year, with certain securities excluded from the numerator and denominator pursuant to applicable federal securities laws.
(5)	During the years ended December 31, 2019, 2018 and 2017, the Advisor waived $1.8 million, $1.2 million and $0.1 million, respectively, of incentive fee. During the year ended December 31, 2015, the Advisor waived $0.3 million of base management fee.
(6)	Calculated by dividing net debt investment purchases by the monthly average debt investment balance.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

As of December 31, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 9B.         Other Information

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Securities Trading Policy

The Company has adopted a Securities Trading Policy applicable to us, our officers and our directors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Securities Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

Item 11.         Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.         Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)   Financial statements

(1)	Financial statements — Refer to Item 8 starting on page 90.

(2)	Financial statement schedules — None

(3)	Exhibits

Exhibit No.	Description
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

4.2

Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N‑2, File No. 333‑178516, filed on March 23, 2012)

4.3

Third Supplemental Indenture, dated as of March 30, 2021, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on March 30, 2021)

4.4	Form of 4.875% Notes due 2026 (included as part of Exhibit 4.3)

4.5

Fourth Supplemental Indenture, dated as of June 15, 2022, between the Company and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on June 15, 2022)

4.6	Form of 6.25% Notes due 2027 (included as part of Exhibit 4.5)

4.7*	Description of Securities

10.1	Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K, filed on July 5, 2023)

10.2	Form of Custodial Agreement (Incorporated by reference to Exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N‑2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010)

10.4*	Trademark License Agreement by and between the Company and Horizon Technology Finance Management LLC

10.5	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010)

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
10.8

Amended and Restated Sale and Servicing Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the buyer, the Company, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and Key Equipment Finance Inc., as the agent (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10‑K, filed on March 11, 2014)

10.9

Agreement Regarding Loan Assignment and Related Matters, dated as of November 4, 2013, by and among Horizon Credit II LLC, Wells Fargo Capital Finance, LLC and Key Equipment Finance Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10‑K, filed on March 11, 2014)

10.10

Joinder Agreement, dated April 27, 2016, by and among MUFG Union Bank, N.A., as lender, KeyBank National Association as agent, Horizon Credit II LLC, as borrower, and the Company, as servicer (Incorporated by reference to Exhibit (k)(11) to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N‑2, File No. 333‑201886, filed on June 10, 2016)

10.11

Amendment No. 2 to Amended and Restated Loan Agreement, dated as of April 6, 2018, by and among Horizon Credit II LLC, as the borrower, State Bank and Trust Company (successor by merger to AloStar Bank of Commerce), as lender, MUFG Union Bank, N.A., as lender, and KeyBank National Association (successor by merger to Key Equipment Finance Inc.) as lender, arranger, and agent (Incorporated by reference to Exhibit 10.01 of the Quarterly Report on Form 10‑Q of the Company, filed on May 1, 2018)

10.12

Horizon Secured Loan Fund I LLC Limited Liability Company Agreement dated June 1, 2018, by and between the Company and Arena Sunset SPV, LLC (Incorporated by reference to Exhibit (k)(9) to the Company’s Registration Statement on Form N‑2, File No. 333‑225698, filed on June 18, 2018)

10.13

Amendment No. 3 to Amended and Restated Loan Agreement, dated as of December 28, 2018, by and among Horizon Credit II LLC, as the borrower, State Bank and Trust Company (successor by merger to AloStar Bank of Commerce), as lender, MUFG Union Bank, N.A., as lender, and KeyBank National Association (successor by merger to Key Equipment Finance Inc.) as lender, arranger, and agent (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10‑K, filed on March 5, 2019)

10.14

Underwriting Agreement, dated as of March 21, 2019, by and among the Company, Horizon Technology Finance Management LLC, and Morgan Stanley & Co. LLC, as representative of the several underwriters named therein (Incorporated by reference to Exhibit (h)(3) of the Company’s Post-Effective Amendment No. 1, filed on March 26, 2019)

10.15

Equity Distribution Agreement, dated as of August 2, 2019, by and among the Company, Horizon Technology Management LLC, Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8‑K, filed on August 2, 2019)

10.16

Note Purchase Agreement, dated as of August 6, 2019, by and among the Company, as Seller and Servicer, Horizon Funding Trust 2019‑1, the Issuer, Horizon Funding 2019‑1 LLC, the Trust Depositor, and KeyBanc Capital Markets Inc., as Initial Purchaser (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019)

10.17

Indenture, dated as of August 13, 2019, by and between Horizon Funding Trust 2019‑1, as the Issuer, and U.S. Bank National Association, as the Trustee (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019)

10.18

Sale and Contribution Agreement, dated as of August 13, 2019, by and between the Company, as the Seller, and Horizon Funding 2019‑1 LLC, as the Trust Depositor (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019)

Exhibit No.	Description
10.19

Sale and Servicing Agreement, dated as of August 13, 2019, by and among the Company, as the Seller and as the Servicer, Horizon Funding Trust 2019‑1, as the Issuer, Horizon Funding 2019‑1 LLC, as the Trust Depositor, and U.S. Bank National Association, as the Trustee, Backup Servicer, Custodian and Securities Intermediary (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019)

10.20

Administration Agreement, dated as of August 13, 2019, by and among Horizon Funding Trust 2019‑1, as Issuer, the Company, as Administrator, Wilmington Trust, National Association, as Owner Trustee, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019)

10.21

Amended and Restated Trust Agreement, dated as of August 13, 2019, by and among Horizon Funding 2019‑1 LLC, as the Trust Depositor, and Wilmington Trust, National Association, as the Owner Trustee (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8‑K, filed on August 13, 2019)

10.22

Sale and Servicing Agreement, dated as of June 1, 2018, by and among Horizon Funding I, LLC, as issuer, Horizon Secured Loan Fund I LLC, as originator and seller, the Company, as servicer, and U.S. Bank National Association, as trustee, backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 26, 2020)

10.23

Amendment No. 1 to Sale and Servicing Agreement, dated as of June 19, 2019, by and among Horizon Funding I, LLC, as issuer, Horizon Secured Loan Fund I LLC, as originator and seller, the Company, as servicer, and U.S. Bank National Association, as trustee, backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 26, 2020)

10.24

Amendment No. 2 to Sale and Servicing Agreement, dated as of June 5, 2020, by and among Horizon Funding I, LLC, as issuer, Horizon Secured Loan Fund I LLC, as originator and seller, the Company, as servicer, and U.S. Bank National Association, as trustee, backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 26, 2020)

10.25

Amended and Restated Note Funding Agreement, dated as of June 5, 2020, by and between Horizon Funding I, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 26, 2020)

10.26

Indenture, dated as of June 1, 2018, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank National Association, as trustee and securities intermediary (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on June 26, 2020)

10.27

Supplemental Indenture, dated as of June 5, 2020, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on June 26, 2020)

10.28

Amendment No. 7 to the Amended and Restated Loan Agreement, dated as of June 29, 2020, by and among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 30, 2020)

10.29

Equity Distribution Agreement, dated as of June 30, 2020, by and among the Company, Horizon Technology Management LLC, Goldman Sachs & Co. LLC and B. Riley FBR, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on July 30, 2020)

10.30

Underwriting Agreement, dated as of March 23, 2021, by and among the Company, Horizon Technology Finance Management LLC, and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named therein (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on March 25, 2021)

10.31

Second Amended and Restated Loan and Security Agreement, dated as of June 22, 2021, by and among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 23, 2021)

10.32

Second Amended and Restated Sale and Servicing Agreement, dated as of June 22, 2021, by and among Horizon Credit II LLC, as the buyer, the Company, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and KeyBank National Association, as the agent (Incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K, filed on June 23, 2021)

10.33

Amendment No. 3 to Sale and Servicing Agreement, dated as of February 25, 2022, by and among Horizon Funding I, LLC, as issuer, Horizon Secured Loan Fund I LLC, as originator and seller, the Company, as servicer, and U.S. Bank Trust Company, National Association, as trustee, backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on February 28, 2022)

10.34

Second Amended and Restated Note Funding Agreement, dated as of February 25, 2022, by and between Horizon Funding I, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on February 28, 2022)

Exhibit No.	Description
10.35

Second Supplemental Indenture, dated as of February 25, 2022, by and between Horizon Funding I, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on February 28, 2022)

10.36

Underwriting Agreement, dated as of March 9, 2022, by and among the Company, Horizon Technology Finance Management LLC and Morgan Stanley & Co. LLC, as representative of the several underwriters named therein (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on March 14, 2022).

10.37

Underwriting Agreement, dated as of June 8, 2022, by and among the Company, Horizon Technology Finance Management LLC, and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named therein (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 13, 2022)

10.38

Note Purchase Agreement, dated as of October 26, 2022, by and among the Company, as seller and servicer, Horizon Funding Trust 2022-1, as issuer, Horizon Funding 2022-1 LLC, as trust depositor, and KeyBanc Capital Markets Inc., as initial purchaser (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022)

10.39

Indenture, dated as of November 9, 2022, by and among Horizon Funding Trust 2022-1, as the issuer, U.S. Bank Trust Company, National Association, as the trustee, and U.S. Bank National Association, as the securities intermediary (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022)

10.40

Sale and Contribution Agreement, dated as of November 9, 2022, by and among the Company, as the seller, and Horizon Funding 2022-1 LLC, as the trust depositor (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022)

10.41

Sale and Servicing Agreement, dated as of November 9, 2022, by and among the Company, as the seller and as the servicer, Horizon Funding Trust 2022-1, as the issuer, Horizon Funding 2022-1 LLC, as the trust depositor, U.S. Bank Trust Company, National Association, as the trustee, and U.S. Bank National Association, as backup servicer, custodian and securities intermediary (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022)

10.42

Administration Agreement, dated as of November 9, 2022, by and among Horizon Funding Trust 2022-1, as issuer, the Company, as administrator, Wilmington Trust, National Association, as owner trustee, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on November 14, 2022)

10.43

Amendment No. 4 to Sale and Servicing Agreement, dated as of May 24, 2023, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Loan Fund I LLC, the originator and seller, the Company, the servicer, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 25, 2023)

10.44

Third Amended and Restated Note Funding Agreement, dated as of May 24, 2023, by and among Horizon Funding I, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 25, 2023)

10.45

Third Supplemental Indenture, dated as of May 24, 2023, by and among Horizon Funding I, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 25, 2023)

10.46

Underwriting Agreement, dated as of May 30, 2023, by and among the Company, Horizon Technology Finance Management LLC and Morgan Stanley & Co. LLC, as representative of the several underwriters named therein (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 5, 2023)

10.47

Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of June 29, 2023, by and among Horizon Credit II LLC, as borrower, the lenders that are signatories thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 30, 2023)

10.48

Amendment No. 1 to Second Amended and Restated Sale and Servicing Agreement, dated as of June 29, 2023, by and among Horizon Credit II LLC, as buyer, the Company, as originator and servicer, Horizon Technology Finance Management LLC, as sub-servicer, U.S. Bank National Association, as collateral custodian and backup servicer, and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 30, 2023)

10.49

Equity Distribution Agreement, dated as of September 22, 2023, by and among the Company, Horizon Technology Finance Management LLC, Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on September 22, 2023)

10.50

Amendment No. 5 to Sale and Servicing Agreement, dated as of May 6, 2024, by and among Horizon Funding I, LLC, as issuer, Horizon Secured Loan Fund I LLC, as originator and seller, the Company, as, the servicer, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 10, 2024)

10.51

Fourth Amended and Restated Note Funding Agreement, dated as of May 6, 2024, by and among Horizon Funding I, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 10, 2024)

10.52

Fourth Supplemental Indenture, dated as of May 7, 2024, by and among Horizon Funding I, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 10, 2024)

Exhibit No.	Description

10.53

Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of June 20, 2024, by and among Horizon Credit II LLC, as borrower, the lenders that are signatories thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 21, 2024)

10.54

Amendment No. 2 to Second Amended and Restated Sale and Servicing Agreement, dated as of June 20, 2024, by and among Horizon Credit II LLC, as buyer, the Company, as originator and servicer, Horizon Technology Finance Management LLC, as sub-servicer, U.S. Bank National Association, as collateral custodian and backup servicer, and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on June 21, 2024)

10.55	Indenture, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as securities intermediary (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2024)

10.56

Note Funding Agreement, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 24, 2024)

10.57

Sale and Servicing Agreement, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, the Company, as originator, seller and servicer, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 24, 2024)

10.58

Note Purchase Agreement, dated as of October 17, 2024, by and among the Company and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 18, 2024)

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10 K, filed on February 28, 2023)

19*	Insider Trading Policy

21*	List of Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
97.1	Clawback Policy of the Company (Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed on February 27, 2024)

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10‑K, filed on March 16, 2011)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: March 4, 2025	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title	Date

/s/ Robert D. Pomeroy, Jr.	Chairman of the Board of Directors and Chief
Robert D. Pomeroy, Jr.	Executive Officer (Principal Executive Officer)	March 4, 2025

/s/ Daniel R. Trolio	Chief Financial Officer and
Daniel R. Trolio	Treasurer (Principal Financial Officer)	March 4, 2025

/s/ Lynn D. Dombrowski	Chief Accounting Officer
Lynn D. Dombrowski	(Principal Accounting Officer)	March 4, 2025

/s/ Gerald A. Michaud
Gerald A. Michaud	President and Director	March 4, 2025

/s/ Michael P. Balkin
Michael P. Balkin	Director	March 4, 2025

/s/ James J. Bottiglieri
James J. Bottiglieri	Director	March 4, 2025

/s/ Jonathan J. Goodman
Jonathan J. Goodman	Director	March 4, 2025

/s/ Edmund V. Mahoney
Edmund V. Mahoney	Director	March 4, 2025

/s/ Elaine A. Sarsynski
Elaine A. Sarsynski	Director	March 4, 2025

/s/ Joseph J. Savage
Joseph J. Savage	Director	March 4, 2025