Form 10-Q
period 2025-03-31
Horizon Technology Finance Corp
filed 2025-04-29
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of April 29, 2025 was 40,354,963.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $715,151 and $694,503, respectively)	$666,377	$657,765
Non-controlled affiliate investments at fair value (cost of $27,493 and $27,491, respectively) (Note 5)	8,307	8,307
Controlled affiliate investments at fair value (cost of $47,948 and $44,780, respectively) (Note 5)	14,869	31,819
Total investments at fair value (cost of $790,592 and $766,774, respectively) (Note 4)	689,553	697,891
Cash	33,033	70,264
Investments in money market funds	40,968	27,266
Restricted investments in money market funds	3,463	3,338
Interest receivable	16,379	16,559
Other assets	6,196	6,515
Total assets	$789,592	$821,833

Liabilities
Borrowings (Note 7)	$467,283	$467,904
Distributions payable	13,310	13,159
Base management fee payable (Note 3)	1,033	1,045
Other accrued expenses	2,509	3,542
Total liabilities	484,135	485,650

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 40,499,427 and 40,043,312 shares issued and 40,331,962 and 39,875,847 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	45	44
Paid-in capital in excess of par	522,285	518,200
Distributable loss	(216,873)	(182,061)
Total net assets	305,457	336,183
Total liabilities and net assets	$789,592	$821,833
Net asset value per common share	$7.57	$8.43

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2025	2024
Investment income
From non-affiliate investments:
Interest income	$23,438	$24,468
Payment-in-kind (“PIK”) interest income	77	1,216
Fee income	1,062	268
From controlled affiliate investments:
PIK interest income	208	166
Interest (reversal) income	(269)	11
Total investment income	24,516	26,129
Expenses
Interest expense	8,681	8,161
Base management fee (Note 3)	3,180	3,162
Performance based incentive fee (Note 3)	—	295
Administrative fee (Note 3)	406	433
Professional fees	725	665
General and administrative	427	429
Total expenses	13,419	13,145
Net investment income before excise tax	11,097	12,984
Provision for excise tax	378	379
Net investment income	10,719	12,605
Net realized and unrealized loss
Net realized gain on non-affiliate investments	1	11
Net realized loss on non-controlled affiliate investments	—	(3)
Net realized gain on investments	1	8
Net unrealized depreciation on non-affiliate investments	(12,037)	(14,214)
Net unrealized (depreciation) appreciation on non-controlled affiliate investments	(2)	11,433
Net unrealized depreciation on controlled affiliate investments	(20,117)	(1,179)
Net unrealized depreciation on investments	(32,156)	(3,960)
Net realized and unrealized loss	(32,155)	(3,952)
Net (decrease) increase in net assets resulting from operations	$(21,436)	$8,653
Net investment income per common share - basic	$0.27	$0.38
Net investment income per common share - diluted	$0.27	$0.38
Net (decrease) increase in net assets resulting from operations per common share - basic	$(0.53)	$0.26
Net (decrease) increase in net assets resulting from operations per common share - diluted (1)	$(0.53)	$0.26
Weighted average shares outstanding - basic	40,223,393	33,579,743
Weighted average shares outstanding - diluted	40,223,393	33,579,743
Distributions declared per share	$0.33	$0.38

(1)	For the three months ended March 31, 2025, the impact of the hypothetical conversion of 2031 Convertible Notes would have been antidilutive to net (decrease) increase in net assets resulting from operations per common share (Note 11).

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2023	33,367,389	$36	$450,949	(127,004)	$323,981
Issuance of common stock, net of offering costs	1,053,796	1	11,971	—	11,972
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	12,605	12,605
Net realized gain on investments	—	—	—	8	8
Net unrealized depreciation on investments	—	—	—	(3,960)	(3,960)
Issuance of common stock under dividend reinvestment plan	48,693	—	619	—	619
Distributions declared	—	—	—	(13,104)	(13,104)
Balance at March 31, 2024	34,469,878	37	463,539	(131,455)	332,121

Balance at December 31, 2024	39,875,847	44	518,200	(182,061)	336,183
Issuance of common stock, net of offering costs	404,305	1	3,601	—	3,602
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	10,719	10,719
Net realized gain on investments	—	—	—	1	1
Net unrealized depreciation on investments	—	—	—	(32,156)	(32,156)
Issuance of common stock under dividend reinvestment plan	51,810	—	484	—	484
Distributions declared	—	—	—	(13,376)	(13,376)
Balance at March 31, 2025	40,331,962	$45	$522,285	$(216,873)	$305,457

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(21,436)	$8,653
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	653	393
Net realized gain on investments	(1)	(8)
Net unrealized depreciation on investments	32,156	3,960
Purchase of investments	(73,689)	(23,319)
Principal payments received on investments	50,745	19,643
PIK interest on investments	(285)	(1,382)
Proceeds from sale of investments	1	41
Warrants received in settlement of fee income	(5)	—
Changes in assets and liabilities:
Increase in interest receivable	(931)	(1,695)
Decrease (increase) in end-of-term payments	1,111	(958)
Decrease in unearned income	(584)	(952)
Decrease in other assets	125	216
Decrease in other accrued expenses	(1,033)	(852)
(Decrease) increase in base management fee payable	(12)	6
Increase in incentive fee payable	—	295
Net cash (used in) provided by operating activities	(13,185)	4,041
Cash flows from financing activities:
Repayment of 2022 Asset-Backed Notes	(16,070)	—
Proceeds from issuance of common stock, net of offering costs	3,602	11,972
Advances on Credit Facilities	15,000	—
Repayment of Credit Facilities	—	(10,000)
Debt issuance costs	(10)	(5)
Distributions paid	(12,741)	(10,397)
Net cash used in financing activities	(10,219)	(8,430)
Net decrease in cash, cash equivalents and restricted cash	(23,404)	(4,389)
Cash, cash equivalents and restricted cash:
Beginning of period	100,868	75,722
End of period	$77,464	$71,333

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,962	$7,565
Supplemental non-cash investing and financing activities:
Refinanced debt investment balances	$28,750	$11,250
Warrant investments received and recorded as unearned income	$160	$128
Distributions payable	$13,310	$13,099
End-of-term payments receivable	$12,417	$12,774
Non-cash income	$2,009	$4,103

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	March 31,
	2025	2024
Cash	$33,033	$46,921
Investments in money market funds	40,968	21,879
Restricted investments in money market funds	3,463	2,533
Total cash, cash equivalents and restricted cash	$77,464	$71,333

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 218.2% (8)
Non-Affiliate Debt Investments — 210.2% (8)
Non-Affiliate Debt Investments — Life Science — 93.1% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	10,000	9,927	9,927
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,500	5,460	5,460
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,963	4,963
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,963	4,963
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.22%		Prime	4.72%	9.75%	—	5.00%	November 1, 2025	2,917	2,901	2,901
		Term Loan	12.22%		Prime	4.72%	9.75%	—	5.00%	May 1, 2026	5,000	4,981	4,981
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%		Prime	5.75%	9.00%	—	3.00%	July 1, 2025	667	652	652
		Term Loan	13.25%		Prime	5.75%	9.00%	—	3.00%	July 1, 2025	333	326	326
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	11.25%		Prime	4.75%	10.75%	—	5.00%	April 1, 2030	5,000	4,983	4,983
		Term Loan	11.25%		Prime	4.75%	10.75%	—	5.00%	April 1, 2030	5,000	4,983	4,983
		Term Loan	11.25%		Prime	4.75%	10.75%	—	5.00%	April 1, 2030	5,000	4,983	4,983
		Term Loan	11.25%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	5,000	4,983	4,983
Long Grove Pharmaceuticals, LLC (2)(12)	Biotechnology	Term Loan	8.32	% (11)	SOFR	4.00%	6.00%	—	—	February 27, 2031	10,037	9,814	9,814
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	12.75%		Prime	5.25%	8.50%	—	5.00%	November 1, 2026	2,500	2,490	2,490
		Term Loan	12.75%		Prime	5.25%	8.50%	—	5.00%	November 1, 2026	1,667	1,659	1,659
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	13.25%		Prime	5.75%	9.75%	—	3.75%	September 1, 2026	7,500	7,472	7,472
		Term Loan	13.25%		Prime	5.75%	9.75%	—	3.75%	September 1, 2026	2,813	2,802	2,802
		Term Loan	13.25%		Prime	5.75%	9.75%	—	3.75%	September 1, 2026	2,813	2,802	2,802
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	12.86%		Prime	5.36%	9.50%	—	4.30%	January 1, 2027	3,482	3,426	2,965
		Term Loan	12.86%		Prime	5.36%	9.50%	—	4.30%	January 1, 2027	3,482	3,426	2,965
		Term Loan	12.86%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,710	1,480
		Term Loan	12.86%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,710	1,480
		Term Loan	12.86%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,708	1,480
		Term Loan	12.86%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,708	1,480
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	13.00%		Prime	5.50%	8.75%	—	6.00%	October 1, 2025	1,417	1,400	1,400
		Term Loan	13.00%		Prime	5.50%	8.75%	—	6.00%	October 1, 2025	708	700	700
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.25%		Prime	4.25%	12.25%	—	14.00%	August 1, 2027	2,500	2,475	2,356
		Term Loan	12.25%		Prime	4.25%	12.25%	—	14.00%	August 1, 2027	2,500	2,475	2,356
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	9.00%		Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,482	1,816
		Term Loan	9.00%		Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,482	1,816
		Term Loan	9.00%		Fixed	—	—	—	18.00%	April 1, 2028	200	192	140

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Ceribell, Inc. (2)(5)(12)	Medical Device	Term Loan	10.25%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,823	4,823
		Term Loan	10.25%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,944	4,944
		Term Loan	10.25%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	4,000	3,955	3,955
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	12.32%		Prime	4.82%	9.25%	—	10.36%	July 1, 2025	2,897	2,888	2,888
		Term Loan	12.32%		Prime	4.82%	9.25%	—	10.36%	July 1, 2025	2,897	2,888	2,888
Infobionic, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,924	4,924
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,924	4,924
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,924	4,924
MicroTransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,702	3,702
		Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,702	3,702
MML US, Inc. (2)(12)	Medical Device	Term Loan	10.50	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	2,507	2,282	2,282
		Term Loan	10.50	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	2,507	2,482	2,482
		Term Loan	10.50	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	5,013	4,964	4,964
		Term Loan	10.50	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	5,013	4,964	4,964
Onkos Surgical, Inc. (2)(12)	Medical Device	Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,825	9,825
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,852	9,852
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,926	4,926
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,926	4,926
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	4.75%	8.50%	—	5.00%	January 1, 2027	3,750	3,738	3,738
		Term Loan	12.25%		Prime	4.75%	8.50%	—	5.00%	January 1, 2027	3,750	3,738	3,738
		Term Loan	12.75%		Prime	5.25%	9.00%	—	5.00%	January 1, 2027	5,000	4,969	4,969
		Term Loan	12.75%		Prime	5.25%	9.00%	—	5.00%	January 1, 2027	5,000	4,947	4,947
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,482	2,482
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,482	2,482
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,965	4,965
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,965	4,965
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,716	3,716
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,716	3,716
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,716	3,716
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,716	3,716
Spineology, Inc. (2)(12)	Medical Device	Term Loan	12.50%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	5,000	4,920	4,920
		Term Loan	12.50%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,182	4,182
		Term Loan	12.50%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,182	4,182
		Term Loan	12.50%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	2,500	2,460	2,460

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Vero Biotech, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	15,000	14,752	14,752
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	10,000	9,834	9,834
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	5,000	4,916	4,916
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	2,500	2,458	2,458
Total Non-Affiliate Debt Investments — Life Science											287,787	284,327
Non-Affiliate Debt Investments — Sustainability — 21.3% (8)
Pivot Bio, Inc.(2)(12)	Energy Efficiency	Term Loan	12.00%	Prime	4.00%	12.00%	—	4.00%	February 1, 2029	5,000	4,745	4,745
		Term Loan	12.00%	Prime	4.00%	12.00%	—	4.00%	February 1, 2029	5,000	4,954	4,954
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(14)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	—	4.33%	December 1, 2026	3,125	3,102	3,102
		Term Loan	14.25%	Prime	6.75%	10.00%	—	4.33%	December 1, 2026	3,125	3,102	3,102
Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	April 1, 2026	5,000	4,941	4,528
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	April 1, 2026	2,500	2,471	2,264
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	May 1, 2026	5,000	4,941	4,528
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	May 1, 2026	2,500	2,470	2,264
		Term Loan	13.00%	Prime	5.50%	11.75%	—	2.75%	December 1, 2026	5,000	4,939	4,526
		Term Loan	13.00%	Prime	5.50%	11.75%	—	2.75%	December 1, 2026	2,500	2,469	2,263
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,710	3,710
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,710	3,710
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	7,500	7,415	7,415
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,708	3,708
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.50%	April 1, 2028	3,750	3,708	3,708
		Term Loan	13.50%	Prime	6.00%	10.00%	—	2.00%	January 1, 2029	4,500	4,457	4,457
		Term Loan	13.50%	Prime	6.00%	10.00%	—	2.00%	January 1, 2029	2,000	1,981	1,981
Total Non-Affiliate Debt Investments — Sustainability											66,823	64,965

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Technology — 61.5% (8)
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.50%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	1,778	1,437	1,437
		Term Loan	12.50%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	2,667	2,277	2,277
		Term Loan	11.00%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	11.00%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.00	% (11)	Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	2,769	2,418
NextCar Holding Company, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	6,204	5,375	1,258
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,482	2,687	630
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,102	2,150	504
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,722	2,687	630
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,102	3,225	756
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,102	2,687	630
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	6,204	5,375	1,259
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,102	2,686	629
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.75%		Prime	6.25%	9.50%	—	4.00%	August 1, 2027	2,500	2,456	2,456
		Term Loan	13.75%		Prime	6.25%	9.50%	—	4.00%	July 1, 2028	1,875	1,811	1,811
Standvast Holdings, LLC (2)(12)(13)	Consumer-related Technologies	Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	June 1, 2028	2,500	2,343	—
		Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	June 1, 2028	2,500	2,430	—
		Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	November 1, 2028	2,500	2,421	—
Unagi, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	15.25	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	1,470	1,086	—
		Term Loan	15.25	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	735	543	—
		Term Loan	15.25	% (11)	Prime	7.75%	11.00%	—	—	May 1, 2027	735	543	—
Fictiv, Inc. (2)(12)	Networking	Term Loan	11.00%		Prime	3.50%	10.00%	—	4.00%	April 1, 2029	5,000	4,709	4,709
		Term Loan	11.00%		Prime	3.50%	10.00%	—	4.00%	April 1, 2029	5,000	4,944	4,944
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	5,000	4,948	4,948
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,474	2,474
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,474	2,474
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,474	2,474
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	April 1, 2029	2,500	2,471	2,471
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	February 1, 2030	2,500	2,465	2,465
Crafty Holdings, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,851	4,851
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,916	4,916
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,916	4,916
OneNetworks, Inc. (2)(12)	Software	Term Loan	11.250%		Prime	3.750%	11.00%	—	3.75%	January 1, 2030	2,500	2,449	2,449
		Term Loan	11.250%		Prime	3.750%	11.00%	—	3.75%	January 1, 2030	2,500	2,475	2,475
Dropoff, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,804	6,752	6,440
		Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,280	6,233	5,943
		Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	2,617	2,599	2,479
HappyCo, Inc. (2)(12)	Software	Term Loan	11.50%		Prime	4.00%	11.00%	—	2.75%	February 1, 2030	3,000	2,913	2,913
		Term Loan	11.50%		Prime	4.00%	11.00%	—	2.75%	February 1, 2030	3,000	2,965	2,965

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	10,000	9,968	9,968
		Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	10,000	9,968	9,968
		Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	5,000	4,984	4,984
		Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	5,000	4,984	4,984
Mirantis, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,939	4,939
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,939	4,939
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,939	4,939
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,939	4,939
Noodle Partners, Inc. (2)(12)	Software	Term Loan	12.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	10,000	9,939	9,939
		Term Loan	12.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	5,000	4,970	4,970
		Term Loan	12.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	5,000	4,970	4,970
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,415	2,415
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,500	3,492	3,492
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,494	2,494
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,500	1,497	1,497
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	July 1, 2029	5,000	4,985	4,985
Ursa Space Systems, Inc. (2)(12)	Software	Term Loan	12.00%	Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,369	2,369
		Term Loan	12.00%	Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,445	2,445
Viken Detection Corporation (2)(12)	Software	Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	4,500	4,464	4,464
		Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,250	2,232	2,232
		Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,250	2,232	2,232
Total Non-Affiliate Debt Investments — Technology											218,806	187,791
Non-Affiliate Debt Investments — Healthcare information and services — 34.3% (8)
Hound Labs Inc. (12)(13)	Diagnostics	Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,929	300	187
		Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,607	1,575	982
		Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,607	1,575	982
		Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	964	150	93
		Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	3,214	3,152	1,964
		Term Loan	14.00%	Fixed	—	—	—	50.00%	March 1, 2025	300	300	187
		Term Loan	14.00%	Fixed	—	—	—	100.00%	March 1, 2025	250	250	156
Parse Biosciences, Inc. (2)(12)	Diagnostics	Term Loan	11.50%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,750	4,750
		Term Loan	11.50%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,918	4,918

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
BrightInsight, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	7,000	6,962	6,962
		Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,480	3,480
		Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,480	3,480
		Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	April 1, 2028	2,750	2,723	2,723
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	10,000	9,901	9,901
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,950	4,950
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,950	4,950
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,950	4,950
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.00%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,879	4,879
		Term Loan	11.00%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,953	4,953
GT Medical Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,597	3,597
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,697	3,697
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	7,500	7,394	7,394
Hometeam Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,856	4,856
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,956	4,956
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,956	4,956
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,956	4,956
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,956	4,956
Total Non-Affiliate Debt Investments — Healthcare information and services											107,566	104,815
Total Non- Affiliate Debt Investments											$680,982	$641,898

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 6.1% (8)
Non-Affiliate Warrants — Life Science — 2.0% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	117	$311	$—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	9,775	279	258
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	453
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	105,768	118	126
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	568	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	112,879	73	66
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	2
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,980	312	32
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	264	23
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	2,266,669	198	15
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	329
AccuVein Inc. (2)(12)	Medical Device	Common Stock Warrant	271	7	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	65	1,350
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	8,800	48	—
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	1
Candesant Biomedical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	93,336	152	76
Ceribell, Inc. (2)(5)(12)	Medical Device	Preferred Stock Warrant	89,903	147	972
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	30,585	—	2
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,635,991	162	1
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	9,313,541	256	29
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,939,813	174	471
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	140
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	5,361,130	231	170

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	900,043	194	550
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	33
MicroTransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	47	50
Onkos Surgical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	443,674	192	187
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	34,410	103	426
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,133	275	260
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	3,701	379	192
Spineology, Inc. (2)(12)	Medical Device	Common Stock Warrant	27,139	143	108
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	22,551	17	29
Total Non-Affiliate Warrants — Life Science				5,290	6,351
Non-Affiliate Warrants — Sustainability — 0.1% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(14)	Other Sustainability	Preferred Stock Warrant	400,000	81	12
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	61,359	38	23
Soli Organic, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	296	20	—
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	1,075	382	9
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	49,693	178	99
Pivot Bio, Inc. (2)(12)	Energy Efficiency	Preferred Stock Warrant	210,418	14	10
Total Non-Affiliate Warrants — Sustainability				713	153
Non-Affiliate Warrants — Technology — 3.5% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	24
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	3,144
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	7
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	112,356	36	39
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	42
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	9,801	79	4
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	45,273	454	441
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,446,429	3,178	3,107
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	250	29	24
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	12,618	188	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	3,913,723	9	—
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	11,550	182	100
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	369
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	—
Standvast Holdings, LLC (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,225,492	275	—
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	26
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	226
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	96
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	314
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	597
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	100
Fictiv, Inc. (2)(12)	Networking	Common Stock Warrant	126,841	59	73
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred Stock Warrant	5,938	45	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	161,215	98	238
Crafty Holdings, Inc. (2)(12)	Software	Common Stock Warrant	243,278	132	132
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,535	455	—
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	—
HappyCo, Inc. (2)(12)	Software	Preferred Stock Warrant	96,228	26	23
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	525,000	82	26
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	128
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	47
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	576

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
OneNetworks, Inc. (2)(12)	Software	Preferred Stock Warrant	184,646	3	3
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	88
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	225	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	51
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	73
Topia Mobility, Inc. (2)(12)	Software	Common Stock Warrant	30,496	138	—
Ursa Space Systems, Inc. (2)(12)	Software	Preferred Stock Warrant	1,075,072	151	144
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	375
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	6
Total Non-Affiliate Warrants — Technology				8,943	10,643
Non-Affiliate Warrants — Healthcare information and services — 0.5% (8)
Hound Labs, Inc (12)	Diagnostics	Preferred Stock Warrant	451,796	45	—
Parse Biosciences, Inc. (2)(12)	Diagnostics	Common Stock Warrant	32,244	71	96
Parse Biosciences, Inc. (2)(12)	Diagnostics	Preferred Stock Warrant	184,253	166	346
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	101	705
GT Medical Technologies, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	195,984	83	93
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	85,066	167	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	72
Medsphere Systems Corporation (2)(12)	Software	Preferred Stock Warrant	7,097,792	60	—
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	206,983	163	144
Total Non-Affiliate Warrants — Healthcare information and services				1,047	1,456
Total Non-Affiliate Warrants				15,993	18,603
Non-Affiliate Other Investments — Life Science — 0.0% (8)
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,146	100
Robin Healthcare, Inc. (2)(12)	Medical Device	Royalty Agreement		7,331	—
Total Non-Affiliate Other Investments				8,477	100
Non-Affiliate Equity — 1.9% (8)
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	40,000	—	705
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Preferred Stock	37,017	402	512
Axiom Space, Inc. (12)	Communications	Preferred Stock	1,810	261	306
PebblePost, Inc. (2)(12)	Communications	Preferred Stock	56,212	73	73
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	242,180	2,681	—
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	3
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	89	—
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	—
Cognoa, Inc. (2)(12)	Medical Device	Common Stock	8,123,877	487	487
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock	1,059,636	250	250
Lumithera, Inc. (12)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	4
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	1,281
Lotame, Inc. (12)	Software	Preferred Stock	66,127	4	179
Lotame, Inc. (12)	Software	Preferred Stock	9,381	29	26
Total Non-Affiliate Equity				9,699	5,776
Total Non-Affiliate Portfolio Investment Assets				$715,151	$666,377

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 2.7% (8)
Non-Controlled Affiliate Other Investments — 2.7% (8)
Evelo Holdings, Inc. (2)(5)(12)(16)	Biotechnology	Other Investment	$4,910	$1,825
		Other Investment	7,636	2,832
		Other Investment	2,946	1,095
		Other Investment	2,946	1,095
		Other Investment	1,964	730
		Other Investment	1,964	730
Total Non-Controlled Affiliate Other Investments			22,366	8,307

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — 0.0% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	$—	$—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Total Non-Controlled Affiliate Equity				5,000	—
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$27,493	$8,307

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 4.8% (8)
Controlled Affiliate Debt Investments — 0.5% (8)
Better Place Forests Co. (12)(13)	Consumer-related Technologies	Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	2.78%	August 1, 2029	$4,133	$4,160	$381
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	2.78%	August 1, 2029	2,067	1,989	182
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	—	August 1, 2025	554	538	49
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	—	August 1, 2025	548	532	49
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	—	August 1, 2025	537	521	48
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	—	August 1, 2025	528	513	47
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	—	August 1, 2025	520	505	46
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	100.00%	August 1, 2025	848	839	77
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%		Fixed	—	—	—	—	July 1, 2027	790	790	790
Swift Health Systems Inc. (2)(12)(13)	Medical Device	Term Loan	10.00%	(11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,997	1,986	—
		Term Loan	10.00%	(11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,997	1,977	—
		Term Loan	10.00%	(11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,997	1,973	—
		Term Loan	10.00%	(11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,997	1,973	—
		Term Loan	10.00%	(11)	Prime	2.50%	2.50%	—	100.00%	June 1, 2028	323	323	—
		Term Loan	10.00%	(11)	Prime	2.50%	2.50%	—	100.00%	June 1, 2028	160	160	—
Total Controlled Affiliate Debt Investments												18,779	1,669

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — 2.6% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	639	—
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	5,350,142	3,922	—
Nexii, Inc. (2)(12)	Other Sustainability	Common Stock	108,320	3,297	—
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	542	3,419	7,910
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock	4,233,666	12,012	—
Total Controlled Affiliate Equity				23,289	7,910
Controlled Affiliate Other Investments — 1.7% (8)
HIMV LLC (12)(15)	Biotechnology	Other Investment		5,880	5,290
Total Controlled Affiliate Other				5,880	5,290
Total Controlled Affiliate Portfolio Investment Assets				47,948	$14,869
Total Portfolio Investment Assets — 225.7% (8)				$790,592	$689,553

Short Term Investments - Unrestricted Investments - 13.4% (8)
US Bank Money Market Deposit Account	40,968	40,968
Total Short Term Investments - Unrestricted Investments	$40,968	$40,968

Short Term Investments - Restricted Investments - 1.1% (8)
US Bank Money Market Deposit Account	3,463	3,463
Total Short Term Investments - Restricted Investments	$3,463	$3,463

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  March 31, 2025 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

The Company did not have any non-qualifying assets under Section 55(a) of the 1940 Act as of March 31, 2025. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Investment has a PIK feature in which the accrued interest or a portion of the accrued interest is added to the then-outstanding principal amount of the investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of March 31, 2025.
(14)	On or about September 13, 2023, in connection with New Aerofarms, Inc. purchase of substantially all of the assets of Aerofarms, Inc. in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of Horizon in Aerofarms, Inc.
(15)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the CCAA Court made May 5, IMV, Inc. (“IMV”) commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. HIMV LLC is 70% owned by the Company and 30% owned by such co-lender.
(16)	The investment originally consisted of debt investments in Evelo Biosciences Inc. (“Evelo”). Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings, Inc. (“Evelo Holdings”) and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo, as well as certain assets it seeks to sell. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings or other assets are sold, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 195.6% (8)
Non-Affiliate Debt Investments — 187.7% (8)
Non-Affiliate Debt Investments — Life Science — 77.8% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	$3,333	$3,326	$3,326
		Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	3,333	3,326	3,326
		Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	2,000	1,996	1,996
		Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	3,333	3,326	3,326
		Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	3,333	3,326	3,326
		Term Loan	12.88%	Prime	5.13%	9.55%	13.50%	5.50%	May 1, 2026	2,000	1,996	1,996
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.22%	Prime	4.72%	9.75%	—	5.00%	November 1, 2025	4,167	4,144	4,144
		Term Loan	12.22%	Prime	4.72%	9.75%	—	5.00%	May 1, 2026	5,000	4,982	4,982
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%	Prime	5.75%	9.00%	—	3.00%	July 1, 2025	1,000	971	971
		Term Loan	13.25%	Prime	5.75%	9.00%	—	3.00%	July 1, 2025	500	486	486
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.25%	Prime	4.75%	8.50%	—	5.50%	May 1, 2027	6,250	6,220	6,220
		Term Loan	12.25%	Prime	4.75%	8.50%	—	5.50%	May 1, 2027	6,250	6,220	6,220
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	12.75%	Prime	5.25%	8.50%	—	5.00%	November 1, 2026	2,875	2,862	2,862
		Term Loan	12.75%	Prime	5.25%	8.50%	—	5.00%	November 1, 2026	1,917	1,906	1,906
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Term Loan	13.25%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	8,750	8,712	8,712
		Term Loan	13.25%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	3,281	3,267	3,267
		Term Loan	13.25%	Prime	5.75%	9.75%	—	3.75%	September 1, 2026	3,281	3,267	3,267
Provivi, Inc. (2)(12)	Biotechnology	Term Loan	12.86%	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	3,482	3,418	3,182
		Term Loan	12.86%	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	3,482	3,418	3,182
		Term Loan	12.86%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,705	1,588
		Term Loan	12.86%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,705	1,588
		Term Loan	12.86%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,704	1,587
		Term Loan	12.86%	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,704	1,587
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	13.00%	Prime	5.50%	8.75%	—	6.00%	October 1, 2025	2,024	1,999	1,999
		Term Loan	13.00%	Prime	5.50%	8.75%	—	6.00%	October 1, 2025	1,012	1,000	1,000
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.25%	Prime	4.25%	12.25%	—	4.00%	August 1, 2027	2,500	2,471	2,471
		Term Loan	12.25%	Prime	4.25%	12.25%	—	4.00%	August 1, 2027	2,500	2,471	2,471
Aerobiotix, LLC (2)(12)	Medical Device	Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,480	2,085
		Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,480	2,085
		Term Loan	9.00%	Fixed	—	—	—	18.00%	April 1, 2028	200	190	160

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.50%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	2,000	1,568	1,568
		Term Loan	12.50%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	3,000	2,529	2,529
		Term Loan	11.00%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	11.00%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.00%	(11)	Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	2,768	2,405
NextCar Holding Company, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	13.50%	(11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	6,042	5,415	1,271
		Term Loan	13.50%	(11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,021	2,707	635
		Term Loan	13.50%	(11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,417	2,166	508
		Term Loan	13.50%	(11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,021	2,707	635
		Term Loan	13.50%	(11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,625	3,249	762
		Term Loan	13.50%	(11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,021	2,707	635
		Term Loan	13.50%	(11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	6,042	5,415	1,271
		Term Loan	13.50%	(11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,021	2,707	635
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	14.00%		Prime	6.25%	9.50%	—	4.00%	August 1, 2027	2,500	2,448	2,448
		Term Loan	14.00%		Prime	6.25%	9.50%	—	4.00%	July 1, 2028	1,875	1,805	1,805
Standvast Holdings, LLC (2)(12)	Consumer-related Technologies	Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	June 1, 2028	2,500	2,339	2,267
		Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	June 1, 2028	2,500	2,426	2,352
		Term Loan	12.75%		Prime	4.25%	12.75%	—	3.00%	November 1, 2028	2,500	2,417	2,343
Unagi, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	15.25%	(11)	Prime	7.75%	11.00%	—	—	May 1, 2027	1,415	1,086	—
		Term Loan	15.25%	(11)	Prime	7.75%	11.00%	—	—	May 1, 2027	708	543	—
		Term Loan	15.25%	(11)	Prime	7.75%	11.00%	—	—	May 1, 2027	708	543	—
Fictiv, Inc. (2)(12)	Networking	Term Loan	10.88%		Prime	3.375%	10.00%	—	4.00%	April 1, 2029	5,000	4,706	4,706
		Term Loan	10.88%		Prime	3.375%	10.00%	—	4.00%	April 1, 2029	5,000	4,941	4,941
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	5,000	4,909	4,909
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,472	2,472
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,472	2,472
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,472	2,472
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	April 1, 2029	2,500	2,469	2,469
Crafty Holdings, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,846	4,846
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,911	4,911
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,911	4,911
OneNetworks, Inc. (2)(12)	Software	Term Loan	11.125%		Prime	3.625%	11.00%	—	3.75%	January 1, 2030	2,500	2,448	2,448
		Term Loan	11.125%		Prime	3.625%	11.00%	—	3.75%	January 1, 2030	2,500	2,474	2,474
Dropoff, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,804	6,740	6,362
		Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,280	6,221	5,872
		Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	2,617	2,595	2,449

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
BrightInsight, Inc. (2)(12)	Software	Term Loan	13.25%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	7,000	6,954	6,954
		Term Loan	13.25%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,477	3,477
		Term Loan	13.25%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,477	3,477
		Term Loan	13.25%	Prime	5.50%	9.50%	—	3.00%	April 1, 2028	2,750	2,719	2,719
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	10,000	9,890	9,890
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,945	4,945
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,945	4,945
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,945	4,945
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.00%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,872	4,872
		Term Loan	11.00%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,945	4,945
GT Medical Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,595	3,595
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,695	3,695
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	7,500	7,389	7,389
Hometeam Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,854	4,854
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,954	4,954
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,954	4,954
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,954	4,954
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,954	4,954
Total Non-Affiliate Debt Investments — Healthcare information and services											106,940	104,189
Total Non- Affiliate Debt Investments											$660,556	$631,111

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — 0.0% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	—	—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Total Non-Controlled Affiliate Equity				5,000	—
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$27,491	$8,307

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 9.5% (8)
Controlled Affiliate Debt Investments — 2.3% (8)
Better Place Forests Co. (12)(13)	Consumer-related Technologies	Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	2.78%	August 1, 2029	$4,012	$4,058	$—
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	2.78%	August 1, 2029	2,006	1,989	—
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	—	August 1, 2025	538	538	—
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	—	August 1, 2025	532	532	—
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	—	August 1, 2025	521	521	—
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	—	August 1, 2025	513	513	—
		Term Loan	12.00%	(11)	Prime	3.75%	12.00%	—	—	August 1, 2025	505	505	—
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%		Fixed	—	—	—	—	July 1, 2027	790	790	638
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	10.25%	(11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,925	1,658
		Term Loan	10.25%	(11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,925	1,658
		Term Loan	10.25%	(11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,922	1,654
		Term Loan	10.25%	(11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,922	1,654
		Term Loan	10.25%	(11)	Prime	2.50%	2.50%	—	100.00%	June 1, 2028	315	315	271
		Term Loan	10.25%	(11)	Prime	2.50%	2.50%	—	100.00%	June 1, 2028	156	156	135
Total Controlled Affiliate Debt Investments												$17,611	$7,668

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — 5.3% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	639	—
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	5,350,142	3,922	—
Nexii, Inc. (2)(12)	Other Sustainability	Common Stock	108,320	3,297	—
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	542	3,419	7,909
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock	3,588,505	10,012	10,012
Total Controlled Affiliate Equity				21,289	17,921
Controlled Affiliate Other Investments — 1.9% (8)
HIMV LLC (12)(15)	Biotechnology	Other Investment		5,880	6,230
Total Controlled Affiliate Other				5,880	6,230
Total Controlled Affiliate Portfolio Investment Assets				44,780	31,819
Total Portfolio Investment Assets — 207.6% (8)				$766,774	$697,891

Short Term Investments - Unrestricted Investments - 8.1% (8)
US Bank Money Market Deposit Account	27,266	27,266
Total Short Term Investments - Unrestricted Investments	$27,266	$27,266

Short Term Investments - Restricted Investments - 1.0% (8)
US Bank Money Market Deposit Account	3,338	3,338
Total Short Term Investments - Restricted Investments	$3,338	$3,338

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility, the Nuveen Facility and/or the 2022 Asset-Backed Notes.
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

(11)	Debt investment has a PIK feature in which the accrued interest is added to the then-outstanding principal amount of the debt investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2024.
(14)	On or about September 13, 2023, in connection with New Aerofarms, Inc. purchase of substantially all of the assets of Aerofarms, Inc. in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of Horizon in Aerofarms, Inc..
(15)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the CCAA Court made May 5, IMV commenced the CCAA Proceedings under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. HIMV LLC is 70% owned by the Company and 30% owned by such co-lender.
(16)	The investment originally consisted of debt investments in Evelo. Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo, as well as certain assets it seeks to sell. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings or other assets are sold, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 2. Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10‑Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal recurring accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2024.

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

The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer, President, Chief Financial Officer and Chief Operating Officer. The CODM assesses the performance of and makes operating decisions on behalf of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in recommending to the Company's board of directors (the “Board”) the amount of dividends to be distributed to the Company’s stockholders and the Board makes the determination of the amount of dividends to be distributed to the Company's stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the Company’s Consolidated Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the Company’s Consolidated Statements of Operations.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2025, there were six investments on nonaccrual status with a cost of $61.5 million and a fair value of $11.7 million. As of December 31, 2024, there were four investments on non-accrual status with a cost of $44.8 million and a fair value of $10.5 million. For the three months ended  March 31, 2025 and 2024, the Company did not recognize any interest income from debt investments while on non-accrual status.

From time to time, the Company may have debt investments that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. For the three months ended  March 31, 2025 and 2024, 1.2% and 5.3%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the three months ended March 31, 2025, one debt investment, which had accrued PIK interest into income of $0.2 million during the three months ended March 31, 2025 was placed on nonaccrual status as of March 31, 2025. For the three months ended March 31, 2024, one debt investment, which had accrued PIK interest into income of $1.0 million during the three months ended March 31, 2024, was placed on nonaccrual status as of March 31, 2024.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  March 31, 2025 and 2024 was 4.6% and 6.8%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  March 31, 2025 and  December 31, 2024 was $8.2 million and $8.9 million, respectively. These amounts are capitalized and amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2025 and  December 31, 2024 were $7.9 million and $7.2 million, respectively. The amortization expense for the three months ended  March 31, 2025 and 2024 was $0.7 million and $0.4 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2025 and 2024, $0.4 million was accrued for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2025 and  December 31, 2024. The Company’s income tax returns for the 2025, 2024, 2023 and 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Stockholders’ Equity

On September 22, 2023, the Company entered into an At-The-Market (“ATM”) sales agreement (the “2023 Equity Distribution Agreement”), with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., (each a “Sales Agent” and, collectively, the “Sales Agents”). The 2023 Equity Distribution Agreement provides that the Company may offer and sell shares of its common stock from time to time through the Sales Agents up to $150.0 million worth of its common stock, in amounts and at times to be determined by the Company. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2025, the Company sold 404,305 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $3.6 million, including $0.1 million of offering expenses, from these sales.

During the three months ended March 31, 2024, the Company sold 1,053,796 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $12.0 million, including $0.3 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2025, shares representing approximately $75.2 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Stock Repurchase Program

On April 25, 2025, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2026 or the repurchase of $5.0 million of the Company’s common stock. During the three months ended March 31, 2025 and 2024, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through March 31, 2025, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 3. Related party transactions

Investment Management Agreement

At a meeting of the stockholders convened on  May 25, 2023 and reconvened on  June 28, 2023, the Company’s stockholders, upon the recommendation of the Board, approved an investment management agreement with the Advisor, which became effective on  June 30, 2023 (the “Original Investment Management Agreement”). The Original Investment Management Agreement was effective for two years from the date of approval and then was required to be annually reapproved by the Board for a one-year period. The Original Investment Management Agreement was considered and reapproved by the Company’s Board, including a majority of the independent directors, on December 10, 2024 for a one-year period.

On March 31, 2025, the Company entered into a new investment management agreement with the Advisor (the “New Investment Management Agreement, collectively with the Original Investment Management Agreement, the “Investment Management Agreement”) in connection with the closing of a transaction pursuant to which Momentum US Bidco LLC, an affiliate of Wendel SE, acquired 75% of the outstanding equity interests of Monroe Capital Intermediate Holdings, LLC, the indirect parent company of the Advisor, and certain other affiliates of Monroe Capital LLC (the “Transaction”) (any such affiliate party to the Transaction, collectively, “Monroe”). The Transaction, if closed, would constitute a change of control in the Advisor and terminated the Original Investment Management Agreement. On December 10, 2024, the Company’s Board, including a majority of the independent directors, approved, and recommended for approval by the Company’s stockholders, the New Investment Management Agreement. The New Investment Management Agreement was approved, subject to the closing of the Transaction, by the Company’s stockholders at a special meeting of stockholders held on February 21, 2025. The terms of the New Investment Management Agreement, including the fee structure and services to be provided, are the same as the terms of the Original Investment Management Agreement, except for the date and term. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at March 31, 2025 and  December 31, 2024 was $1.0 million. The base management fee expense was $3.2 million for the three months ended March 31, 2025 and 2024.

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

There was no performance based incentive fee expense for the three months ended  March 31, 2025. The performance based incentive fee expense was $0.3 million for the three months ended  March 31, 2024. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended March 31, 2025 and 2024, which resulted in $2.1 million and $2.3 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount may be paid up to three years after the date of deferment.

The Company’s Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, the Company’s net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver is effective commencing with the quarter ending March 31, 2025 and terminates with the quarter ending December 31, 2025. During the three months ended March 31, 2025, no income incentive fee was earned.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides the expiration dates of the Company’s Incentive Fee Cap and Deferral Mechanism contingent future liability as of  March 31, 2025:

Expiration	Total
(In thousands)
December 31, 2025	$1,037
March 31, 2026	219
June 30, 2026	3,120
September 30, 2026	3,471
December 31, 2026	3,002
March 31, 2027	2,285
June 30, 2027	2,582
September 30, 2027	2,368
December 31, 2027	2,085
March 31, 2028	2,144
Total	$22,313

There was no performance based incentive fee payable as of March 31, 2025 and  December 31, 2024.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended March 31, 2025 and 2024. The administrative fee payable at  March 31, 2025 and  December 31, 2024 was $0.4 million. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

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

Note 4. Investments

The following table shows the Company’s investments as of March 31, 2025 and  December 31, 2024:

	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$699,761	$643,567	$678,167	$638,779
Warrants	16,120	18,603	15,956	18,277
Other	36,723	13,697	36,709	14,637
Equity	37,988	13,686	35,942	26,198
Total investments	$790,592	$689,553	$766,774	$697,891

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of March 31, 2025 and  December 31, 2024:

	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$138,360	$116,174	$118,221	$97,562
Medical Device	220,360	192,105	213,564	205,634
Technology
Communications	518	3,547	11,711	14,763
Consumer-Related	74,805	27,362	74,421	36,667
Data Storage	417	322	417	350
Internet and Media	329	911	329	999
Networking	10,076	9,826	10,070	9,827
Semiconductors	45	—	45	—
Software	161,916	159,213	154,040	151,043
Sustainability
Energy Efficiency	9,824	9,713	9,818	9,712
Other Sustainability	65,329	64,109	66,151	66,079
Healthcare Information and Services
Diagnostics	17,252	14,661	16,704	13,701
Other	39,552	40,166	39,533	40,144
Software	51,809	51,444	51,750	51,410
Total investments	$790,592	$689,553	$766,774	$697,891

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended March 31, 2025 were as follows:

			Three months ended March 31, 2025
	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	March 31,	Interest
Company	2024	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	8,307	2	—	—	—	(2)	—	8,307	—
Total non-controlled affiliates	$8,307	$2	$—	$—	$—	$(2)	$—	$8,307	$—

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Transactions related to investments in non-controlled affiliated companies for the three months ended March 31, 2024 were as follows:

			Three months ended March 31, 2024

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	March 31,	Interest
Company	2023	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Aulea Medical, Inc.	$—	$3	$—	$—	$—	$—	$(3)	$—	$—
Evelo Biosciences, Inc.	1,132	12	—	—	—	11,433	—	12,577	—
Total non-controlled affiliates	$1,132	$15	$—	$—	$—	$11,433	$(3)	$12,577	$—

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the three months ended  March 31, 2025 were as follows:

			Three months ended March 31, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	March 31,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income (reversal)
	(In thousands)
Better Place Forests Co.	$—	$941	$—	$—	$—	$—	$(62)	$—	$879	$—
HIMV LLC	6,230	—	—	—	—	—	(940)	—	5,290	—
Nexii, Inc.	8,547	—	—	—	—	—	153	—	8,700	20
Swift Health Systems, Inc.	17,042	2,009	—	208	—	9	(19,268)	—	—	(81)
Total controlled affiliates	$31,819	$2,950	$—	$208	$—	$9	$(20,117)	$—	$14,869	$(61)

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the three months ended March 31, 2024 were as follows:

			Three months ended March 31, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	March 31,	Interest
Company	2023	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$7,993	$750	$—	$166	$—	$4	$(1,114)	$—	$7,799	$177
HIMV LLC	6,230	227	(547)	—	—	—	(65)	—	5,845	—
Total controlled affiliates	$14,223	$977	$(547)	$166	$—	$4	$(1,179)	$—	$13,644	$177

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

Cash: The carrying amount is a reasonable estimate of fair value. These financial instruments are not recorded at fair value on a recurring basis and are categorized as Level 1 within the fair value hierarchy described above.

Money market funds:  The carrying amounts are valued at their net asset value as of the close of business on the day of valuation. These financial instruments are recorded at fair value on a recurring basis and are categorized as Level 1 within the fair value hierarchy described above as these funds can be redeemed daily.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2025 and  December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$643,567	$643,567
Warrant investments	—	1,444	17,159	18,603
Other investments	—	—	13,697	13,697
Equity investments	712	—	12,974	13,686
Total investments	$712	$1,444	$687,397	$689,553

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$638,779	$638,779
Warrant investments	—	1,839	16,438	18,277
Other investments	—	—	14,637	14,637
Equity investments	587	—	25,611	26,198
Total investments	$587	$1,839	$695,465	$697,891

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of March 31, 2025 and  December 31, 2024. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2025:

March 31, 2025
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$628,070	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 25%	14%

	15,497	Multiple Probability Weighted Cash Flow Model	Probability Weighting	5% - 100%	60%

Warrant investments	17,159	Black-Scholes Valuation Model	Price Per Share	0.00 –807.91	$16.09
			Average Industry Volatility	24%	24%
			Marketability Discount	0 - 20%	19%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	13,697	Multiple Probability Weighted Cash Flow Model	Discount Rate	15% – 25%	18%
			Probability Weighting	25% – 100%	90%

Equity investments	11,693	Last Equity Financing	Price Per Share	0.06 –215.03	$54.28

	1,281	Multiple Probability Weighted Scenario Model	Probability Weighting	20% – 100%	33%

Total Level 3 investments	$687,397

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2024:

December 31, 2024
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$628,325	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	14%

	10,454	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 100%	57%

Warrant investments	16,438	Black-Scholes Valuation Model	Price Per Share	0.00 –807.91	$16.80
			Average Industry Volatility	24%	24%
			Marketability Discount	0 - 20%	15%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	14,637	Multiple Probability Weighted Cash Flow Model	Discount Rate	15% – 25%	18%
			Probability Weighting	30% – 100%	90%

Equity investments	21,648	Last Equity Financing	Price Per Share	0.06 –215.03	$30.47

	3,963	Multiple Probability Weighted Scenario Model	Probability Weighting	10% – 100%	33%

Total Level 3 investments	$695,465

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Borrowings: The Credit Facilities approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On March 31, 2025, the closing price of the 2026 Notes on the New York Stock Exchange was $24.70 per note and had an aggregate fair value of $56.8 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On March 31, 2025, the closing price of the 2027 Notes on the New York Stock Exchange was $24.36 per note and had an aggregate fair value of $56.0 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market yields on  March 31, 2025, the fair value of the 2031 Convertible Notes (as defined in Note 7) was $19.6 million and are categorized as Level 3 within the fair value hierarchy described above. Based on market quotations on March 31, 2025, the 2022 Asset-Backed Notes (as defined in Note 7) were trading at par value, or $65.0 million, and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2025:

	Three months ended March 31, 2025
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$638,779	$16,438	$25,611	$14,637	$695,465
Purchase of investments	71,629	—	2,045	15	73,689
Warrants received and classified as Level 3	—	165	—	—	165
Principal payments received on investments	(50,745)	—	—	—	(50,745)
PIK interest on investments	285	—	—	—	285
Proceeds from sale of investments	(1)	—	—	—	(1)
Net realized gain on investments	1	—	—	—	1
Unrealized (depreciation) appreciation included in earnings	(16,806)	556	(14,682)	(955)	(31,887)
Other	425	—	—	—	425
Level 3 assets, end of period	$643,567	$17,159	$12,974	$13,697	$687,397

During the three months ended March 31, 2025, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2025 includes $17.8 million in unrealized depreciation on debt and other investments, $14.7 million in unrealized depreciation on equity investments and $0.6 million in unrealized appreciation on warrant investments.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2024:

	Three months ended March 31, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$670,172	$22,975	$7,281	$6,430	$706,858
Purchase of investments	22,177	—	750	392	23,319
Warrants received and classified as Level 3	—	128	—	—	128
Principal payments received on investments	(19,080)	—	—	(563)	(19,643)
PIK interest on investments	1,382	—	—	—	1,382
Proceeds from sale of investments	(41)	—	—	—	(41)
Net realized gain (loss) on investments	38	(17)	—	—	21
Unrealized (depreciation) appreciation included in earnings	(1,509)	70	(1,206)	(258)	(2,903)
Transfer out of debt investments	(3,191)	—	—	3,191	—
Other	825	—	—	—	825
Level 3 assets, end of period	$670,773	$23,156	$6,825	$9,192	$709,946

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

As of March 31, 2025 and  December 31, 2024, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of March 31, 2025 and  December 31, 2024:

	March 31, 2025			December 31, 2024
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	100,000	90,000	10,000	100,000	75,000	25,000
2022 Asset-Backed Notes	65,008	65,008	—	81,078	81,078	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
2031 Convertible Notes	20,000	20,000	—	20,000	20,000	—
Total before debt issuance costs	700,008	471,008	229,000	716,078	472,078	244,000
Unamortized debt issuance costs attributable to term borrowings	—	(3,725)	—	—	(4,174)	—
Total borrowings outstanding, net	$700,008	$467,283	$229,000	$716,078	$467,904	$244,000

As of March 31, 2025, with certain limited exceptions, the Company, as a BDC, is only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. As of March 31, 2025, the asset coverage for borrowed amounts was 165%.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 20, 2024, the Company amended the Key Facility, among other things, (i) to extend the date on which the Company may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The prime rate was 7.50% on March 31, 2025 and December 31, 2024. The average interest rate on the Key Facility for the three months ended March 31, 2025 and 2024 was 7.60% and 8.75%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% on an annualized basis of any unborrowed amount available under the facility. As of March 31, 2025 and  December 31, 2024, the Company had borrowing capacity under the Key Facility of $150.0 million. At March 31, 2025 and  December 31, 2024, $38.5 million and $24.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

There were $181.0 million in advances made by the NYL Noteholders as of March 31, 2025 and  December 31, 2024. The interest rate was 6.54% and 6.18% as of March 31, 2025 and 2024, respectively. As of March 31, 2025 and  December 31, 2024, the Company had borrowing capacity under the NYL Facility of $69.0 million. At March 31, 2025 and  December 31, 2024, $13.5 million and $8.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At  March 31, 2025 and December 31, 2024, there were approximately $1.4 million of such restricted investments.

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

There were $90.0 million and $75.0 million in advances made by the Nuveen Noteholders as of March 31, 2025 and  December 31, 2024, respectively. The interest rate as of March 31, 2025 was 7.21%. As of March 31, 2025 and  December 31, 2024 the Company had borrowing capacity under the Nuveen Facility of $10.0 million and $25.0 million, respectively. At March 31, 2025, and  December 31, 2024, $10.0 million and $9.9 million, respectively, was available for borrowing, subject to existing terms and advance rates. The Nuveen Facility was not outstanding at March 31, 2024.

Under the terms of the Nuveen Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At March 31, 2025 and  December 31, 2024 there were approximately $1.2 million and $1.0 million, respectively, of such restricted investments.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Securitization

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

As of  March 31, 2025 and  December 31, 2024, the 2022 Asset-Backed Notes had an outstanding principal balance of $65.0 million and $81.1 million, respectively.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At  March 31, 2025 and  December 31, 2024, there were approximately $0.9 million and $1.0 million, respectively, of such restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2025, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2025, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Convertible Notes

2031 Convertible Notes

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes”), in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Company received net proceeds (before expenses) from the sale of the 2031 Convertible Notes of approximately $18.6 million.

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

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per share immediately prior to the date of exercise. If the 2031 Convertible Notes were converted as of March 31, 2025, 2,154,569 shares would have been issued based on the Company’s volume-weighted average closing sale price for the five trading days immediately prior to March 31, 2025 of $9.28. The last reported price for the Company’s common stock on March 31, 2025 was $9.42 per share.

No holder of 2031 Convertible Notes may exercise its conversion right if upon conversion the holder would receive shares that would cause funds and accounts managed by the investment adviser to such funds and accounts and any person controlled by the parent company of such investment adviser to beneficially own in the aggregate more than 4.99% of the shares outstanding at such time.

The 2031 Convertible Notes are not listed on any exchange and may not be transferred without the consent of the Company.

The 2031 Convertible Notes are recorded at their contractual amounts. At issuance, the Company determined that the embedded conversion option in the 2031 Convertible Notes is not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging.

As of  March 31, 2025 and December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $20.0 million. The 2031 Convertible Notes were not outstanding as of March 31, 2024.

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

The balance of unfunded commitments to extend credit was $200.0 million and $181.0 million as of March 31, 2025 and  December 31, 2024, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
Britecore Holdings, Inc.	$—	$—	$2,500	$36
Candesant Biomedical, Inc.	—	—	10,000	151
Ceribell, Inc.	21,000	120	21,000	120
Crafty Holdings, Inc.	5,000	65	5,000	65
Fictiv, Inc.	30,000	236	30,000	236
GT Medical Technologies, Inc.	20,000	100	20,000	100
HappyCo. Inc.	4,000	50	—	—
Hometeam Technologies, Inc.	10,000	100	10,000	100
Long Grove Pharmaceuticals LLC	10,000	75	—	—
MicroTransponder, Inc.	15,000	—	15,000	—
MML US, Inc.	30,000	200	—	—
OneNetworks, Inc. dba Finexio	5,000	26	5,000	26
Onkos Surgical, Inc.	5,000	27	5,000	27
Parse Biosciences, Inc.	5,000	168	15,000	252
Pivot Bio, Inc.	20,000	209	20,000	209
SafelyYou, Inc.	5,000	73	5,000	73
Standvast Holdings, LLC	—	—	2,500	88
Supply Network Visibility Holdings, LLC	10,000	79	10,000	79
Ursa Space Systems Inc.	5,000	75	5,000	75
Total	$200,000	$1,603	$181,000	$1,637

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2025 and December 31, 2024, which totaled $1.6 million. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 21% and 22% of total debt investments outstanding as of March 31, 2025 and  December 31, 2024, respectively. The Company’s five largest debt investments at fair value represented 23% of total debt investments outstanding as of March 31, 2025 and  December 31, 2024. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of March 31, 2025 and  December 31, 2024. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 24% and 16% of total interest and fee income on investments for the three months ended March 31, 2025 and 2024, respectively. Interest income from the five largest debt investments at fair value accounted for 24% and 21% of total interest and fee income on investments for the three months ended March 31, 2025 and 2024, respectively.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2025 and for the year ended December 31, 2024:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Three Months Ended March 31, 2025
February 28, 2025	May 16, 2025	June 13, 2025	$0.11	$—	—	$—
February 28, 2025	April 16, 2025	May 15, 2025	0.11	—	—	—
February 28, 2025	March 17, 2025	April 15, 2025	0.11	4,245	23,001	192
			$0.33	$4,245	23,001	$192
Year Ended December 31, 2024
October 25, 2024	February 18, 2025	March 14, 2025	$0.11	$4,280	16,954	$154
October 25, 2024	January 16, 2025	February 14, 2025	0.11	4,226	18,428	179
October 25, 2024	December 16, 2024	January 15, 2025	0.11	4,235	16,428	151
July 26, 2024	November 15, 2024	December 13, 2024	0.11	4,124	15,584	147
July 26, 2024	October 17, 2024	November 14, 2024	0.11	4,022	17,706	165
July 26, 2024	September 16, 2024	October 16, 2024	0.11	3,914	18,539	195
April 26, 2024	August 16, 2024	September 13, 2024	0.11	3,818	17,441	192
April 26, 2024	July 17, 2024	August 15, 2024	0.11	3,775	16,852	192
April 26, 2024	June 17, 2024	July 16, 2024	0.11	3,766	15,860	199
February 23, 2024	May 17, 2024	June 14, 2024	0.11	3,701	16,686	201
February 23, 2024	April 18, 2024	May 15, 2024	0.11	3,654	16,687	199
February 23, 2024	March 19, 2024	April 16, 2024	0.05	1,625	7,598	85
February 23, 2024	March 19, 2024	April 16, 2024	0.11	3,574	16,717	188
			$1.37	$48,714	211,480	$2,247

On April 25, 2025, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
June 16, 2025	June 16, 2025	July 15, 2025	$0.11
July 16, 2025	July 16, 2025	August 15, 2025	$0.11
August 18, 2025	August 18, 2025	September 16, 2025	$0.11

After paying distributions of $0.33 per share and earning net investment income of $0.27 per share for the three months ended  March 31, 2025, the Company’s undistributed spillover income as of March 31, 2025 was $1.00 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(In thousands, except share and per share data)
Earnings per common share - basic
Numerator for basic earnings per share	$(21,436)	$8,653
Denominator for basic weighted average shares	40,223,393	33,579,743
(Loss)/Earnings per common share - basic	$(0.53)	$0.26
Earnings per common share - diluted
Numerator for increase in net assets per share	$(21,436)	$8,653
Adjustment for interest expense and debt issuance costs on 2031 Convertible Notes (1)	$—	$—
Numerator for diluted earnings per share	$(21,436)	$8,653
Denominator for basic weighted average shares	40,223,393	33,579,743
Adjustment for dilutive effect of 2031 Convertible Notes (1)	—	—
Denominator for diluted weighted average shares	40,223,393	33,579,743
(Loss)/Earnings per common share - diluted	$(0.53)	$0.26

(1)

No adjustments for interest or incremental shares were included for the three months ended  March 31, 2025 because the effect would be antidilutive.  The 2031 Convertible Notes were not outstanding as of  March 31, 2024.

In certain circumstances, the 2031 Convertible Notes  may be convertible into cash or shares of the Company’s common stock, which can be dilutive to common stockholders. Diluted (loss) earnings available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period or at the issuance date and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. The 2031 Convertible Notes convert at the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per share immediately prior to the date of issuance. For the three months ended March 31, 2025, using the if-converted method, the 2031 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the beginning of the period, or $8.94 per share. For the three months ended March 31, 2025, the impact of the hypothetical conversion of the 2031 Convertible Notes would have been antidilutive because interest net of tax and nondiscretionary adjustments per common share obtainable on conversion exceeded basic EPS.

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Financial highlights

The following table shows financial highlights for the Company:

	Three months ended March 31,
	2025		2024
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$8.43		$9.71
Net investment income	0.27		0.38
Unrealized depreciation on investments	(0.80)		(0.12)
Net (decrease) increase in net assets resulting from operations	(0.53)		0.26
Distributions declared (1)	(0.33)		(0.38)
From net investment income	(0.33)		(0.38)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	—		0.05
Net asset value at end of period	$7.57		$9.64
Per share market value, beginning of period	$8.99		$13.17
Per share market value, end of period	$9.42		$11.37
Total return based on a market value (3)	8.5%		(11.2)%
Shares outstanding at end of period	40,331,962		34,469,878
Ratios to average net assets:
Expenses without incentive fee (4)	16.7%		15.7%
Incentive fees (4)	—		0.4%
Net expenses (4)	16.7%		16.1%
Net investment income with incentive fee	13.4%		15.4%
Net assets at the end of the period	$305,457		$332,121
Average net asset value	$320,821		$328,051
Average debt per share	$11.67		$13.61
Portfolio turnover ratio	6.1%	(5)	1.4%	(5)

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

Horizon Technology Finance Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 13. Subsequent Events

On April 7, 2025, the Company funded a $5.0 million debt investment to a new portfolio company, SparkCharge, Inc.

On April 9, 2025, OneNetwork, Inc. (d/b/a Finexio) prepaid its outstanding principal balance of $5.0 million on its venture loan, plus interest and end-of-term payment. In connection with the prepayment, all future commitments to make debt investments were terminated. The Company continues to hold warrants in OneNetwork, Inc. (d/b/a Finexio).

On April 14, 2025, Kodiak Robotics, Inc. (“Kodiak”)  and Ares Acquisition Corporation II (NYSE: AACT) (“AACT”), a publicly traded special purpose acquisition company, announced they entered into a definitive business combination agreement through which Kodiak will become a publicly-listed company. AACT is an affiliate of Ares Management Corporation (NYSE: ARES).

On April 17, 2025, the Company funded a $0.3 million debt investment to an existing portfolio company, Better Place Forests Co.

On April 17, 2025, the Company funded a $0.1 million debt investment to an existing portfolio company, Swift Health Systems, Inc.

On April 25, 2025, the Company amended its NYL Facility to, among other things, extend the investment period to June 5, 2027. In addition, the amendment amended the interest rate for advances made after April 25, 2025, fixing the interest rate at the greater of (i) 4.60% and (ii) the Three Year I Curve plus 2.95% with the interest rate to be reset on any advance date.

On April 28, 2025, the assignee of Western Alliance Bank’s loans to Soli Organic, Inc. (“Soli”) issued a “Blockage Notice” to the Company under a certain Subordination Agreement by and between Western Alliance Bank and the Company. The Blockage Notice stated that a default occurred under the assignee’s loan to Soli and that the Company was blocked from receiving any payments from Soli in connection with the Company’s debt investment in Soli until the assignee was repaid in full and that the Company was blocked from exercising any rights or remedies with respect thereto for a period of up to 180 days.

On April 28, 2025 (the “Conversion Date”), the holders of the 2031 Convertible Notes converted $2.0 million of the principal balance of the 2031 Convertible Notes plus accrued interest into 237,714 shares of common stock of the Company at the volume-weighted average closing sale price for the five trading days immediately prior to the Conversion Date of $8.46.

Horizon Technology Finance Corporation and Subsidiaries

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

●	our business prospects and the prospects of our portfolio companies;

●	the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;

●	the relative and absolute investment performance and operations of our Advisor;

●	the impact of increased competition;

●	the impact of investments we intend to make and future acquisitions and divestitures;

●	the unfavorable resolution of legal proceedings;

●	geopolitical turmoil and the potential for volatility in energy prices and disruptions to global supply chains resulting from such turmoil and its impact on the industries in which we invest;

●	political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the recent U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration;

●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

●	our regulatory structure and tax status;

●	changes in the general interest rate environment;

●	our ability to qualify and maintain qualification as a RIC and as a BDC;

●	the adequacy of our cash resources and working capital;

●	any losses or operations disruptions caused by us, our Advisor or our portfolio companies holding cash balances at financial institutions that exceed federally insured limits or by disruptions in the financial services industry;

●

the timing of cash flows, if any, from the operations of our portfolio companies, and the resulting effect on our portfolio companies' decisions to make payment-in-kind (“PIK”) interest payments or ability to make end of term payments;

●	the impact of interest rate volatility on our results, particularly if we use leverage as part of our investment strategy;

Horizon Technology Finance Corporation and Subsidiaries

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10‑K for the year ended December 31, 2024, and elsewhere in this quarterly report on Form 10‑Q.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of March 31, 2025, 87.5%, or $563.3 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Horizon Technology Finance Corporation and Subsidiaries

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	53	$643,567	93.3%	52	$638,779	91.5%
Warrants	86	18,603	2.7	85	18,277	2.6
Other investments	5	13,697	2.0	5	14,637	2.1
Equity	19	13,686	2.0	19	26,198	3.8
Total		$689,553	100.0%		$697,891	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
	2025	2024
	(In thousands)
Beginning portfolio	$697,891	$709,085
New debt and equity investments	102,439	34,569
Less refinanced debt balances	(28,750)	(11,250)
Net new debt and equity investments	73,689	23,319
Principal payments received on investments	(11,171)	(10,500)
Early pay-offs and principal paydowns	(39,574)	(9,143)
PIK interest on investments	285	1,382
Accretion of debt investment fees	1,388	1,261
New debt investment fees	(804)	(309)
Warrants received in settlement of fee income	5	—
Proceeds from sale of investments	(1)	(41)
Net realized gain on investments	1	8
Net unrealized depreciation on investments	(32,156)	(3,960)
Other	—	14
Ending portfolio	$689,553	$711,116

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

Horizon Technology Finance Corporation and Subsidiaries

The following table shows our debt investments by industry sector as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$99,806	15.5%	$80,988	12.7%
Medical Device	184,521	28.7	187,562	29.4
Technology
Communications	—	—	11,193	1.8
Consumer-Related	23,200	3.6	29,695	4.6
Networking	9,653	1.5	9,647	1.5
Software	155,817	24.2	147,815	23.1
Sustainability
Energy Efficiency	9,699	1.5	9,693	1.5
Other Sustainability	56,056	8.7	57,997	9.1
Healthcare Information and Services
Diagnostics	14,219	2.2	13,671	2.1
Other Healthcare	39,368	6.1	39,349	6.2
Software	51,228	8.0	51,169	8.0
Total	$643,567	100.0%	$638,779	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 21% and 22% of total debt investments outstanding as of March 31, 2025 and December 31, 2024, respectively. Our five largest debt investments at fair value represented 23% of total debt investments outstanding as of March 31, 2025 and December 31, 2024. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of March 31, 2025 and December 31, 2024.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2025 and December 31, 2024, our debt investments had a weighted average credit rating of 3.1. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	11	$159,150	24.7%	11	$159,944	25.1%
3	30	414,706	64.5	30	419,621	65.7
2	5	54,214	8.4	7	48,760	7.6
1	7	15,497	2.4	4	10,454	1.6
Total	53	$643,567	100.0%	52	$638,779	100.0%

As of March 31, 2025, there were seven debt investments with an internal credit rating of 1, with an aggregate cost of $66.7 million and an aggregate fair value of $15.5 million and there were five debt investments with an internal credit rating of 2, with an aggregate cost of $59.2 million and an aggregate fair value of $54.2 million. As of December 31, 2024, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $44.8 million and an aggregate fair value of $10.5 million and there were seven debt investments with an internal credit rating of 2, with an aggregate cost of $53.3 million and an aggregate fair value of $48.8 million. The increase in the number of investments with internal credit ratings of 1 or 2 was primarily a result of the increase in the risk of loss of principal caused by the portfolio companies low cash positions and the difficult equity fundraising market and/or the underperformance of such portfolio companies.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Horizon Technology Finance Corporation and Subsidiaries

Comparison of the three months ended March 31, 2025 and 2024

The following table shows consolidated results of operations for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
	2025	2024
	(In thousands)
Total investment income	$24,516	$26,129
Total expenses	13,419	13,145
Net investment income before excise tax	11,097	12,984
Provision for excise tax	378	379
Net investment income	10,719	12,605
Net realized gain	1	8
Net unrealized depreciation on investments	(32,156)	(3,960)
Net (decrease) increase in net assets resulting from operations	$(21,436)	$8,653
Average debt investments, at fair value	$650,059	$669,024
Average earning debt investments	$653,748	$651,159
Average gross assets less cash	$732,557	$728,087
Average borrowings outstanding	$469,485	$456,989

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $1.6 million, or 6.2%, to $24.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, total investment income consisted primarily of (1) $23.5 million in interest income from investments, which included $3.5 million in income from the accretion of origination fees and end of term payments and $0.3 million in PIK interest income and (2) $1.1 million in fee income.

Interest income on debt investments decreased by $2.4 million, or 9.3%, to $23.5 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Interest income on debt investments for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 decreased primarily due to a decrease in the Prime Rate which is the base rate for most of our variable rate debt investments partially offset by an increase of $2.6 million, or 0.4%, in our average earning debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the three months ended March 31, 2025 and 2024 was 4.6% and 6.8%, respectively. The decrease in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in prepayments for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

PIK interest income decreased by $1.1 million, or 79.4%, for the three months ended March 31, 2025 compared to the three months ended  March 31, 2024. For the three months ended March 31, 2025 and 2024, 1.2% and 5.3%, respectively, of total investment income was attributable to non-cash PIK interest income. The decrease in PIK interest income as a percentage of total investment income was primarily due to a decrease in earning assets that contain a PIK feature for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.8 million, or 296.3%, to $1.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a higher aggregate amount of principal prepayments for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The following table shows our dollar-weighted annualized yield for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
Investment type:	2025	2024
Debt investments(1)	15.0%	15.6%
All investments(1)	13.8%	14.7%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 24% and 16% of investment income for the three months ended March 31, 2025 and 2024, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 24% and 21% of investment income for the three months ended March 31, 2025 and 2024, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Expenses

Total expenses increased by $0.3 million, or 2.1%, to $13.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.5 million, or 6.4%, to $8.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $12.5 million, or 2.7%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 and an increase in our effective cost of debt for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Base management fee expense increased by $0.02 million, or 0.6%, to $3.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Base management fee increased primarily due to an increase of $4.5 million, or 0.6%, in average gross assets less cash for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

There was no performance based incentive fee expense for the three months ended March 31, 2025. Performance based incentive fee expense decreased by $0.3 million, or 100.0% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This decrease was due to a decrease of $2.2 million, or 16.9%, in Pre-Incentive Fee Net Investment Income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 and an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $2.1 million for the three months ended March 31, 2025 compared to an Incentive Fee Cap of $2.3 million for the three months ended March 31, 2024. The Incentive Fee Cap and Deferral Mechanism resulted in $2.1 million of reduced incentive fee expense and increased net investment income for the three months ended March 31, 2025. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended March 31, 2025 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $1.6 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.

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

During the three months ended March 31, 2025 and 2024, we realized net gains on investments totaling $0.001 million and $0.01 million, respectively.

During the three months ended March 31, 2025, net unrealized depreciation on investments totaled $32.2 million which was primarily due to (1) the unrealized depreciation on three of our debt investments and (2) the unrealized depreciation on two of our equity investments. During the three months ended March 31, 2024, net unrealized depreciation on investments totaled $4.0 million which was primarily due to the unrealized depreciation on two of our debt investments and one of our equity investments offset by the unrealized appreciation on one of our debt investments. The difficult equity fundraising market and under performance of certain portfolio companies, among other factors, resulted in us reducing the fair market value of the debt investments in such portfolio companies, thus increasing the unrealized depreciation on such debt investments.

Horizon Technology Finance Corporation and Subsidiaries

Liquidity and capital resources

As of March 31, 2025 and December 31, 2024, we had cash and investments in money market funds of $74.0 million and $97.5 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of March 31, 2025 and December 31, 2024, we had $3.5 million and $3.3 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2022 Asset-Backed Notes, our NYL Facility or our Nuveen Facility. Our primary sources of capital have been from our public equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”), with several entities owned or affiliated with New York Life Insurance Company and the Nuveen Note Funding Agreement (the “Nuveen Facility”, together with the Key Facility and the NYL Facility, the “Credit Facilities”) with several entities owned or affiliated with Nuveen Alternative Advisors LLC, and issuance of our public and private debt securities.

On September 22, 2023, we entered into an At-The-Market (or “ATM”) sales agreement (or the “2023 Equity Distribution Agreement”) with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., (each a “Sales Agent” and, collectively, the “Sales Agents”). The 2023 Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agents up to $150.0 million worth of our common stock, in amounts and at times to be determined by us. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the three months ended March 31, 2025, we sold 404,305 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $3.6 million, including $0.1 million of offering expenses, from these sales.

During the three months ended March 31, 2024, we sold 1,053,796 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $12.0 million, including $0.3 million of offering expenses, from these sales.

Horizon Technology Finance Corporation and Subsidiaries

On April 25, 2025, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2026 or the repurchase of $5.0 million of our common stock. During the three months ended March 31, 2025 and 2024, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through March 31, 2025, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million.

At March 31, 2025 and December 31, 2024 there was no outstanding principal balance under the Key Facility. As of March 31, 2025 and December 31, 2024, we had borrowing capacity under the Key Facility of $150.0 million. At March 31, 2025 and December 31, 2024, $38.5 million and $24.8 million, respectively, was available for borrowing under the Key Facility, subject to existing terms and advance rates.

At March 31, 2025 and December 31, 2024, the outstanding principal balance under the NYL Facility was $181.0 million. As of March 31, 2025 and December 31, 2024, we had borrowing capacity under the NYL Facility of $69.0 million. At March 31, 2025 and December 31, 2024, $13.5 million and $8.4 million, respectively, was available for borrowing under the NYL Facility, subject to existing terms and advance rates.

At March 31, 2025 and December 31, 2024, the outstanding principal balance under the Nuveen Facility was $90.0 million and $75.0 million, respectively. As of March 31, 2025 and December 31, 2024, we had borrowing capacity under the Nuveen Facility of $10.0 million and $25.0 million, respectively. At March 31, 2025 and December 31, 2024, $10.0 million and $9.9 million, respectively, was available for borrowing under the Nuveen Facility, subject to existing terms and advance rates.

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes”). At March 31, 2025 and December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $20.0 million. The 2031 Convertible Notes were not outstanding as of March 31, 2024.

Our operating activities used cash of $13.2 million for the three months ended March 31, 2025, and our financing activities used cash of $10.2 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies partially offset by cash provided by principal payments received on our debt investments. Our financing activities used cash primarily to repay our 2022 Asset-Backed Notes and to pay distributions to our stockholders partially offset by an advance on our Nuveen Facility and the sale of shares through our ATM for net proceeds of $3.6 million.

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

Horizon Technology Finance Corporation and Subsidiaries

Current borrowings

The following table shows our borrowings as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	100,000	90,000	10,000	100,000	75,000	25,000
2022 Asset-Backed Notes	65,008	65,008	—	81,078	81,078	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
2031 Convertible Notes	20,000	20,000	—	20,000	20,000	—
Total before debt issuance costs	700,008	471,008	229,000	716,078	472,078	244,000
Unamortized debt issuance costs attributable to term borrowings	—	(3,725)	—	—	(4,174)	—
Total borrowings outstanding, net	$700,008	$467,283	$229,000	$716,078	$467,904	$244,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. On June 20, 2024, we amended the Key Facility, among other things, (i) to extend the date on which we may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 7.50% as of March 31, 2025 and December 31, 2024, respectively. The interest rate in effect was 7.60% as of March 31, 2025 and December 31, 2024, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% of any unborrowed amount available under the facility annually.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At March 31, 2025 and December 31, 2024, there were approximately $1.4 million of such restricted investments.

There were $181.0 million in notes issued to the NYL Noteholders as of March 31, 2025 and December 31, 2024 at an interest rate of 6.54% and 6.47%, respectively. As of March 31, 2025 and December 31, 2024, we had borrowing capacity under the NYL Facility of $69.0 million. At March 31, 2025 and December 31, 2024, $13.5 million and $8.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

Under the terms of the Nuveen Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. We have segregated these funds and classified them as restricted investments in money market funds. At March 31, 2025 and December 31, 2024, there were approximately $1.2 million and $1.0 million, respectively, of such restricted investments.

There were $90.0 million and $75.0 million in notes issued to the Nuveen Noteholders as of March 31, 2025 and December 31, 2024 at an interest rate of 7.21% and 7.14%, respectively. As of March 31, 2025 and December 31, 2024, we had borrowing capacity under the Nuveen Facility of $10.0 million and $25.0 million. At March 31, 2025 and December 31, 2024, $10.0 million and $9.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Securitization

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

At March 31, 2025 and December 31, 2024, the 2022 Asset-Backed Notes had an outstanding principal balance of $65.0 million and $81.1 million, respectively.

Under the terms of the 2022 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At March 31, 2025, and December 31, 2024, there were approximately $0.9 million and $1.0 million, respectively, of such restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (or the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2025, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2025, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Horizon Technology Finance Corporation and Subsidiaries

Convertible Notes

2031 Convertible Notes

On October 17, 2024, we entered into the 2031 Note Purchase Agreement, by and among us and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of our 7.125% 2031 Convertible Notes in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We received net proceeds (before expenses) from the sale of the 2031 Convertible Notes of approximately $18.6 million.

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

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per share immediately prior to the date of exercise.

No holder of 2031 Convertible Notes may exercise its conversion right if upon conversion the holder would receive shares that would cause funds and accounts managed by the investment adviser to such funds and accounts and any person controlled by the parent company of such investment adviser to beneficially own in the aggregate more than 4.99% of the shares outstanding at such time.

The 2031 Convertible Notes are not listed on any exchange and may not be transferred without our consent.

As of March 31, 2025 and December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $20.0 million.

Other assets

As of March 31, 2025 and December 31, 2024, other assets were $6.2 million and $6.5 million, respectively, which was primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2025:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$471,008	$126,478	$235,356	$89,174	$20,000
Unfunded commitments	200,000	78,000	122,000	—	—
Incentive fee deferral	22,313	1,037	21,276	—	—
Total	$693,321	$205,515	$378,632	$89,174	$20,000

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2025, we had unfunded commitments of $200.0 million. This includes $20.0 million of undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of March 31, 2025, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

Horizon Technology Finance Corporation and Subsidiaries

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three months ended March 31, 2025 and 2024, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $2.1 million and $2.3 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of March 31, 2025 and December 31, 2024, the total amount subject to recoupment was $22.3 million and $20.2 million, respectively. Our Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, our net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver is effective commencing with the quarter ending March 31, 2025 and terminates with the quarter ending December 31, 2025. During the three months ended March 31, 2025, our Advisor did not earn an income incentive fee.

Distributions

In order to qualify and be subject to tax as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Generally, in order to qualify as a RIC, we must derive at least 90% of our gross income for each tax year from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock, securities or foreign currencies, income derived from certain publicly traded partnerships, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in stock, securities or currencies. We must also meet certain asset diversification requirements at the end of each quarter of each tax year. Failure to meet these diversification requirements on the last day of a quarter may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices or times, and may cause us to incur substantial losses.

In addition, in order to be subject to tax as a RIC and to avoid the imposition of corporate-level tax on the income and gains we distribute to our stockholders in respect of any tax year, we are required under the Code to distribute as dividends to our stockholders out of assets legally available for distribution each tax year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any. Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal corporate-level income tax. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2025 and 2024, our Advisor earned $3.2 million and $3.5 million, respectively, pursuant to the Investment Management Agreement.

Horizon Technology Finance Corporation and Subsidiaries

On March 31, 2025, Monroe closed a transaction pursuant to which Momentum US Bidco LLC, an affiliate of Wendel SE, acquired 75% of the outstanding equity interests of Monroe Capital Intermediate Holdings, LLC, the indirect parent company of the Advisor, and certain other affiliates of Monroe (or the “Transaction”). The closing of the Transaction resulted in a change in control of the Advisor (the “Advisor Change in Control”). The Advisor Change in Control did not substantially or adversely affect us.

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2025 and 2024, our Advisor earned $0.4 million pursuant to the Administration Agreement.

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

Horizon Technology Finance Corporation and Subsidiaries

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2025 and 2024, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2025 and December 31, 2024.

Recent developments

On April 7, 2025, we funded a $5.0 million debt investment to a new portfolio company, SparkCharge, Inc.

On April 9, 2025, OneNetwork, Inc. (d/b/a Finexio) prepaid its outstanding principal balance of $5.0 million on its venture loan, plus interest and end-of-term payment. In connection with the prepayment, all future commitments to make debt investments were terminated. We continue to hold warrants in OneNetwork, Inc. (d/b/a Finexio).

On April 14, 2025, Kodiak Robotics, Inc. (“Kodiak”)  and Ares Acquisition Corporation II (NYSE: AACT) (“AACT”), a publicly traded special purpose acquisition company, announced they entered into a definitive business combination agreement through which Kodiak will become a publicly-listed company. AACT is an affiliate of Ares Management Corporation (NYSE: ARES).

On April 17, 2025, we funded a $0.3 million debt investment to an existing portfolio company, Better Place Forests Co.

On April 17, 2025, we funded a $0.1 million debt investment to an existing portfolio company, Swift Health Systems, Inc.

On April 25, 2025, we amended our NYL Facility to, among other things, extend the investment period to June 5, 2027. In addition, the amendment amended the interest rate for advances made after April 25, 2025, fixing the interest rate at the greater of (i) 4.60% and (ii) the Three Year I Curve plus 2.95% with the interest rate to be reset on any advance date.

On April 28, 2025, the assignee of Western Alliance Bank’s loans to Soli Organic, Inc. (“Soli”) issued a “Blockage Notice” to us under a certain Subordination Agreement by and between Western Alliance Bank and us. The Blockage Notice stated that a default occurred under the assignee’s loan to Soli and that we were blocked from receiving any payments from Soli in connection with our debt investment in Soli until the assignee was repaid in full and that we were blocked from exercising any rights or remedies with respect thereto for a period of up to 180 days.

On April 28, 2025 (the “Conversion Date”), the holders of the 2031 Convertible Notes converted $2.0 million of the principal balance of the 2031 Convertible Notes plus accrued interest into 237,714 shares of common stock of the Company at the volume-weighted average closing sale price for the five trading days immediately prior to the Conversion Date of $8.46.

Horizon Technology Finance Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2025 and December 31, 2024, 99%, of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our March 31, 2025 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at March 31, 2025, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$17,707	$—	$17,707
Up 200 basis points	$11,209	$—	$11,209
Up 100 basis points	$4,710	$—	$4,710
Down 300 basis points	$(6,633)	$—	$(6,633)
Down 200 basis points	$(4,821)	$—	$(4,821)
Down 100 basis points	$(2,726)	$—	$(2,726)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

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

Horizon Technology Finance Corporation and Subsidiaries

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024.

Horizon Technology Finance Corporation and Subsidiaries

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Investment Management Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K, filed on March 31, 2025)
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

Horizon Technology Finance Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: April 29, 2025	By:	/s/ Robert D. Pomeroy, Jr.
	Name:	Robert D. Pomeroy, Jr.
	Title:	Chief Executive Officer and Chairman of the Board

Date: April 29, 2025	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer