Form 10-Q
period 2025-06-30
Horizon Technology Finance Corp
filed 2025-08-07
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of August 7, 2025 was 42,545,719.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $669,153 and $694,503, respectively)	$605,491	$657,765
Non-controlled affiliate investments at fair value (cost of $27,493 and $27,491, respectively) (Note 5)	6,707	8,307
Controlled affiliate investments at fair value (cost of $49,202 and $44,780, respectively) (Note 5)	10,455	31,819
Total investments at fair value (cost of $745,848 and $766,774, respectively) (Note 4)	622,653	697,891
Cash	24,664	70,264
Investments in money market funds	53,261	27,266
Restricted investments in money market funds	3,226	3,338
Interest receivable	14,329	16,559
Other assets	8,664	6,515
Total assets	$726,797	$821,833

Liabilities
Borrowings (Note 7)	$425,138	$467,904
Distributions payable	13,869	13,159
Base management fee payable (Note 3)	944	1,045
Other accrued expenses	3,051	3,542
Total liabilities	443,002	485,650

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 42,195,032 and 40,043,312 shares issued and 42,027,567 and 39,875,847 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	47	44
Paid-in capital in excess of par	535,423	518,200
Distributable loss	(251,675)	(182,061)
Total net assets	283,795	336,183
Total liabilities and net assets	$726,797	$821,833
Net asset value per common share	$6.75	$8.43

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Investment income
From non-affiliate investments:
Interest income	$22,588	$24,480	$46,103	$50,164
Prepayment fee income	1,712	865	2,499	1,090
Fee income	200	145	475	188
From controlled affiliate investments:
Interest income (reversal)	20	188	(41)	365
Total investment income	24,520	25,678	49,036	51,807
Expenses
Interest expense	8,201	7,940	16,882	16,101
Base management fee (Note 3)	2,959	3,027	6,139	6,189
Performance based incentive fee (Note 3)	—	—	—	295
Administrative fee (Note 3)	420	426	826	859
Professional fees	505	455	1,230	1,120
General and administrative	613	559	1,040	987
Total expenses	12,698	12,407	26,117	25,551
Net investment income before excise tax	11,822	13,271	22,919	26,256
Provision for excise tax	373	357	750	736
Net investment income	11,449	12,914	22,169	25,520
Net realized and unrealized loss
Net realized (loss) gain on non-affiliate investments	(9,294)	2,424	(9,293)	2,435
Net realized gain on non-controlled affiliate investments	—	40	—	37
Net realized (loss) gain on investments	(9,294)	2,464	(9,293)	2,472
Net realized loss on extinguishment of debt	(776)	—	(776)	—
Net realized (loss) gain	(10,070)	2,464	(10,069)	2,472
Net unrealized depreciation on non-affiliate investments	(14,887)	(23,287)	(26,925)	(37,501)
Net unrealized (depreciation) appreciation on non-controlled affiliate investments	(1,600)	3,178	(1,602)	14,611
Net unrealized depreciation on controlled affiliate investments	(5,669)	(4,402)	(25,786)	(5,581)
Net unrealized depreciation on investments	(22,156)	(24,511)	(54,313)	(28,471)
Net realized and unrealized loss	(32,226)	(22,047)	(64,382)	(25,999)
Net decrease in net assets resulting from operations	$(20,777)	$(9,133)	$(42,213)	$(479)
Net investment income per common share - basic	$0.28	$0.36	$0.54	$0.74
Net investment income per common share - diluted	$0.28	$0.36	$0.54	$0.74
Net decrease in net assets resulting from operations per common share - basic	$(0.50)	$(0.26)	$(1.04)	$(0.01)
Net decrease in net assets resulting from operations per common share - diluted (1)	$(0.50)	$(0.26)	$(1.04)	$(0.01)
Weighted average shares outstanding - basic	41,221,283	35,434,761	40,725,094	34,507,252
Weighted average shares outstanding - diluted	41,221,283	35,434,761	40,725,094	34,507,252
Distributions declared per share	$0.33	$0.33	$0.66	$0.71

(1)	For the three and six months ended June 30, 2025, the impact of the hypothetical conversion of 2031 Convertible Notes would have been antidilutive to net decrease in net assets resulting from operations per common share (Note 11).

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at March 31, 2024	34,469,878	$37	$463,539	$(131,455)	$332,121
Issuance of common stock, net of offering costs	1,516,249	3	17,135	—	17,138
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	12,914	12,914
Net realized gain on investments	—	—	—	2,464	2,464
Net unrealized depreciation on investments	—	—	—	(24,511)	(24,511)
Issuance of common stock under dividend reinvestment plan	57,688	—	675	—	675
Distributions declared	—	—	—	(12,023)	(12,023)
Balance at June 30, 2024	36,043,815	40	481,349	(152,611)	328,778

Balance at March 31, 2025	40,331,962	45	522,285	(216,873)	305,457
Issuance of common stock, net of offering costs	—	—	(42)	—	(42)
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	11,449	11,449
Net realized loss on investments	—	—	—	(9,294)	(9,294)
Net realized loss on extinguishment of debt	—	—	—	(776)	(776)
Net unrealized depreciation on investments	—	—	—	(22,156)	(22,156)
Issuance of common stock under dividend reinvestment plan	74,102	—	577	—	577
Issuance of common stock in extinguishment of debt	1,621,503	2	12,603	—	12,605
Distributions declared	—	—	—	(14,025)	(14,025)
Balance at June 30, 2025	42,027,567	$47	$535,423	$(251,675)	$283,795

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2023	33,367,389	$36	$450,949	$(127,004)	$323,981
Issuance of common stock, net of offering costs	2,570,045	4	29,106	—	29,110
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	25,520	25,520
Net realized gain on investments	—	—	—	2,472	2,472
Net unrealized depreciation on investments	—	—	—	(28,471)	(28,471)
Issuance of common stock under dividend reinvestment plan	106,381	—	1,294	—	1,294
Distributions declared	—	—	—	(25,128)	(25,128)
Balance at June 30, 2024	36,043,815	40	481,349	(152,611)	328,778

Balance at December 31, 2024	39,875,847	44	518,200	(182,061)	336,183
Issuance of common stock, net of offering costs	404,305	1	3,559	—	3,560
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	22,169	22,169
Net realized loss on investments	—	—	—	(9,293)	(9,293)
Net realized loss on extinguishment of debt	—	—	—	(776)	(776)
Net unrealized depreciation on investments	—	—	—	(54,313)	(54,313)
Issuance of common stock under dividend reinvestment plan	125,912	—	1,061	—	1,061
Issuance of common stock in extinguishment of debt	1,621,503	2	12,603	—	12,605
Distributions declared	—	—	—	(27,401)	(27,401)
Balance at June 30, 2025	42,027,567	$47	$535,423	$(251,675)	$283,795

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(42,213)	$(479)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	1,331	814
Net realized loss (gain) on investments	9,293	(2,472)
Net realized loss on extinguishment of debt	776	—
Net unrealized depreciation on investments	54,313	28,471
Purchase of investments	(116,058)	(35,384)
Principal payments received on investments	129,238	76,056
Payment-in-kind (“PIK”) interest on investments	(528)	(1,737)
Proceeds from sale of investments	784	88
Warrants received in settlement of fee income	(10)	(359)
Accrued interest converted to common stock	105	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable	185	(982)
Decrease (increase) in end-of-term payments	2,046	(1,825)
Decrease in unearned income	(1,794)	(2,429)
Increase in other assets	(459)	(292)
Decrease in other accrued expenses	(491)	(1,066)
Decrease in base management fee payable	(101)	(74)
Net cash provided by operating activities	36,417	58,330
Cash flows from financing activities:
Repayment of 2022 Asset-Backed Notes	(46,909)	—
Proceeds from issuance of common stock, net of offering costs	3,560	29,110
Advances on Credit Facilities	15,000	50,000
Repayment of Credit Facilities	—	(70,000)
Debt issuance costs	(2,155)	(3,337)
Distributions paid	(25,630)	(22,951)
Net cash used in financing activities	(56,134)	(17,178)
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,717)	41,152
Cash, cash equivalents and restricted cash:
Beginning of period	100,868	75,722
End of period	$81,151	$116,874

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,490	$15,237
Supplemental non-cash operating and financing activities:
Refinanced debt investment balances	$46,250	$11,250
Warrant investments received and recorded as unearned income	$278	$858
Debt converted to common stock	$12,500	$—
Distributions payable	$13,869	$11,894
End-of-term payments receivable	$11,482	$13,641
Non-cash income	$4,150	$7,983

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	June 30,
	2025	2024
Cash	$24,664	$81,333
Investments in money market funds	53,261	32,320
Restricted investments in money market funds	3,226	3,221
Total cash, cash equivalents and restricted cash	$81,151	$116,874

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 213.3% (8)
Non-Affiliate Debt Investments — 203.8% (8)
Non-Affiliate Debt Investments — Life Science — 97.2% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	10,000	9,933	9,933
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,500	5,463	5,463
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,967	4,967
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,967	4,967
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.22%		Prime	4.72%	9.75%	—	5.00%	November 1, 2025	1,667	1,658	1,658
		Term Loan	12.22%		Prime	4.72%	9.75%	—	5.00%	May 1, 2026	4,167	4,155	4,155
Greenlight Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	13.25%		Prime	5.75%	9.00%	—	3.00%	July 1, 2025	167	167	167
		Term Loan	13.25%		Prime	5.75%	9.00%	—	3.00%	July 1, 2025	83	83	83
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	11.25%		Prime	4.75%	10.75%	—	5.00%	April 1, 2030	4,750	4,734	4,734
		Term Loan	11.25%		Prime	4.75%	10.75%	—	5.00%	April 1, 2030	4,750	4,734	4,734
		Term Loan	11.25%		Prime	4.75%	10.75%	—	5.00%	April 1, 2030	4,750	4,734	4,734
		Term Loan	11.25%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,750	4,734	4,734
Long Grove Pharmaceuticals, LLC (2)(12)	Biotechnology	Term Loan	8.32	% (11)	1-month SOFR	4.00%	6.00%	—	—	February 27, 2031	10,138	9,919	9,919
Native Microbials, Inc (2)(12)	Biotechnology	Term Loan	12.75%		Prime	5.25%	8.50%	—	5.00%	November 1, 2026	2,125	2,118	2,118
		Term Loan	12.75%		Prime	5.25%	8.50%	—	5.00%	November 1, 2026	1,417	1,411	1,411
Provivi, Inc. (2)(12)(14)	Biotechnology	Term Loan	12.86%		Prime	5.36%	9.50%	—	4.30%	January 1, 2027	3,482	3,434	1,443
		Term Loan	12.86%		Prime	5.36%	9.50%	—	4.30%	January 1, 2027	3,482	3,434	1,443
		Term Loan	12.86%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,714	720
		Term Loan	12.86%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,714	720
		Term Loan	12.86%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,713	720
		Term Loan	12.86%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,741	1,713	720
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	13.00%		Prime	5.50%	8.75%	—	6.00%	October 1, 2025	810	801	801
		Term Loan	13.00%		Prime	5.50%	8.75%	—	6.00%	October 1, 2025	405	401	401
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	12.25%		Prime	4.25%	12.25%	—	14.00%	August 1, 2027	2,500	2,478	1,600
		Term Loan	12.25%		Prime	4.25%	12.25%	—	14.00%	August 1, 2027	2,500	2,478	1,600
Aerobiotix, LLC (2)(12)(14)	Medical Device	Term Loan	9.00%		Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,485	1,091
		Term Loan	9.00%		Fixed	—	—	—	18.00%	April 1, 2028	2,500	2,485	1,091
		Term Loan	9.00%		Fixed	—	—	—	18.00%	April 1, 2028	200	194	85

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Ceribell, Inc. (2)(5)(12)	Medical Device	Term Loan	10.25%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,826	4,826
		Term Loan	10.25%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,947	4,947
		Term Loan	10.25%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	4,000	3,957	3,957
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	12.32%		Prime	4.82%	9.25%	—	10.88%	July 1, 2026	2,801	2,769	2,769
		Term Loan	12.32%		Prime	4.82%	9.25%	—	10.88%	July 1, 2026	2,801	2,769	2,769
Infobionic, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,928	4,928
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,928	4,928
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,928	4,928
MicroTransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,705	3,705
		Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,705	3,705
MML US, Inc. (2)(12)	Medical Device	Term Loan	10.50	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	2,526	2,402	2,402
		Term Loan	10.50	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	2,526	2,502	2,502
		Term Loan	10.50	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	5,051	5,005	5,005
		Term Loan	10.50	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	5,051	4,967	4,967
		Term Loan	10.50	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	5,013	5,002	5,002
		Term Loan	10.50	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	5,013	4,964	4,964
Onkos Surgical, Inc. (2)(12)	Medical Device	Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,832	9,832
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,859	9,859
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,930	4,930
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,930	4,930
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	10,000	9,838	9,838
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	10,000	9,880	9,880
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	5,000	4,940	4,940
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	1,500	1,482	1,482
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,484	2,484
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,484	2,484
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,969	4,969
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,969	4,969
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,719	3,719
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,719	3,719
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,719	3,719
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,719	3,719
Spineology, Inc. (2)(12)	Medical Device	Term Loan	12.50%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	5,000	4,925	4,925
		Term Loan	12.50%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,186	4,186
		Term Loan	12.50%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,187	4,187
		Term Loan	12.50%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	2,500	2,463	2,463

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Vero Biotech, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	15,000	14,768	14,768
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	10,000	9,845	9,845
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	5,000	4,922	4,922
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	2,500	2,461	2,461
Total Non-Affiliate Debt Investments — Life Science											288,355	275,746
Non-Affiliate Debt Investments — Sustainability — 10.2% (8)
SparkCharge, Inc. (2)(12)	Alternative Energy	Term Loan	12.00%	Prime	4.00%	12.00%	—	5.00%	May 1, 2029	2,500	2,343	2,343
		Term Loan	12.00%	Prime	4.00%	12.00%	—	5.00%	May 1, 2029	2,500	2,466	2,466
Pivot Bio, Inc.(2)(12)	Energy Efficiency	Term Loan	12.00%	Prime	4.00%	12.00%	—	4.00%	February 1, 2029	5,000	4,852	4,852
		Term Loan	12.00%	Prime	4.00%	12.00%	—	4.00%	February 1, 2029	5,000	4,957	4,957
Soli Organic, Inc. (2)(12)(13)	Other Sustainability	Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	April 1, 2026	5,000	4,941	3,161
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	April 1, 2026	2,500	2,471	1,581
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	May 1, 2026	5,000	4,941	3,161
		Term Loan	14.25%	Prime	6.75%	10.00%	—	2.75%	May 1, 2026	2,500	2,471	1,581
		Term Loan	13.00%	Prime	5.50%	11.75%	—	2.75%	December 1, 2026	5,000	4,939	3,161
		Term Loan	13.00%	Prime	5.50%	11.75%	—	2.75%	December 1, 2026	2,500	2,469	1,580
Total Non-Affiliate Debt Investments — Sustainability											36,850	28,843

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Technology — 61.0% (8)
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.50%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	1,556	1,296	1,296
		Term Loan	12.50%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	2,333	2,019	2,019
		Term Loan	11.00%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	11.00%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.00%		Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	2,768	2,289
NextCar Holding Company, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	6,313	5,275	931
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,157	2,637	465
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,525	2,110	372
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,157	2,637	465
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,788	3,165	558
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,157	2,637	465
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	6,313	5,275	931
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,157	2,637	465
Optoro, Inc. (2)(12)	Consumer-related Technologies	Term Loan	13.75%		Prime	6.25%	9.50%	—	4.00%	August 1, 2027	2,500	2,464	2,464
		Term Loan	13.75%		Prime	6.25%	9.50%	—	4.00%	July 1, 2028	1,875	1,816	1,816
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	5,000	4,952	4,952
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,476	2,476
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,476	2,476
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,476	2,476
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	April 1, 2029	2,500	2,472	2,472
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	February 1, 2030	2,500	2,467	2,467
Crafty Holdings, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,856	4,856
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,921	4,921
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,921	4,921
Dropoff, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,804	6,762	3,741
		Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,280	6,242	3,454
		Term Loan	14.00%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	2,617	2,604	1,441
HappyCo, Inc. (2)(12)	Software	Term Loan	11.50%		Prime	4.00%	11.00%	—	2.75%	February 1, 2030	3,000	2,940	2,940
		Term Loan	11.50%		Prime	4.00%	11.00%	—	2.75%	February 1, 2030	3,000	2,966	2,966
		Term Loan	11.50%		Prime	4.00%	11.00%	—	2.75%	February 1, 2030	2,000	1,975	1,975

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	8,333	8,313	8,313
		Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	8,333	8,313	8,313
		Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	4,167	4,156	4,156
		Term Loan	13.00%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	4,167	4,156	4,156
MasteryPrep, LLC (2)(12)	Software	Term Loan	11.50%	Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,375	7,375
		Term Loan	11.50%	Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,425	7,425
Mirantis, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,945	4,945
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,945	4,945
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,945	4,945
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,945	4,945
Noodle Partners, Inc. (2)(12)	Software	Term Loan	12.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	8,750	8,701	8,701
		Term Loan	12.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	4,375	4,350	4,350
		Term Loan	12.50%	Prime	5.00%	12.00%	—	3.00%	March 1, 2027	4,375	4,350	4,350
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,415	2,415
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,500	3,493	3,493
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,495	2,495
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,500	1,497	1,497
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	July 1, 2029	5,000	4,986	4,986
Ursa Space Systems, Inc. (2)(12)	Software	Term Loan	12.00%	Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,374	2,374
		Term Loan	12.00%	Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,450	2,450
Viken Detection Corporation (2)(12)	Software	Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	4,000	3,970	3,970
		Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,000	1,985	1,985
		Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,000	1,985	1,985
Total Non-Affiliate Debt Investments — Technology											202,437	173,265
Non-Affiliate Debt Investments — Healthcare information and services — 35.4% (8)
Hound Labs Inc. (12)(13)	Diagnostics	Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,929	300	—
		Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,607	1,575	—
		Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,607	1,575	—
		Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	964	150	—
		Term Loan	13.50%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	3,214	3,152	—
		Term Loan	14.00%	Fixed	—	—	—	50.00%	March 1, 2025	300	300	—
		Term Loan	14.00%	Fixed	—	—	—	100.00%	March 1, 2025	250	250	—
Parse Biosciences, Inc. (2)(12)	Diagnostics	Term Loan	11.50%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,840	4,840
		Term Loan	11.50%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,925	4,925

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
BrightInsight, Inc. (2)(12)	Software	Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	7,000	6,968	6,968
		Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,484	3,484
		Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,500	3,484	3,484
		Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	April 1, 2028	2,750	2,725	2,725
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	10,000	9,912	9,912
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,956	4,956
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,956	4,956
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,956	4,956
SafelyYou, Inc. (2)(12)	Software	Term Loan	11.00%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,960	4,960
		Term Loan	11.00%	Prime	3.25%	11.00%	—	5.00%	June 1, 2027	5,000	4,960	4,960
GT Medical Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,600	3,600
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,700	3,700
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	7,500	7,400	7,400
Hometeam Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,858	4,858
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,958	4,958
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,958	4,958
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,958	4,958
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,958	4,958
Total Non-Affiliate Debt Investments — Healthcare information and services											107,818	100,516
Total Non- Affiliate Debt Investments											$635,460	$578,370

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 7.6% (8)
Non-Affiliate Warrants — Life Science — 2.1% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	117	$311	$—
BioVaxys Technology Corp. (2)(5)(12)	Biotechnology	Common Stock Warrant	2,800,000	5	3
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	9,775	279	257
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	452
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	105,768	118	125
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	568	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	112,879	73	64
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	299,848	160	4
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,980	312	—
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	318,181	264	5
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	2,266,669	198	—
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	229
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	65	1,349
Aerobiotix, LLC (2)(12)	Medical Device	Preferred Stock Warrant	8,800	48	—
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	1
Ceribell, Inc. (2)(5)(12)	Medical Device	Preferred Stock Warrant	89,903	147	927
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	30,585	—	2
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,635,991	162	1
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	13,203,395	268	1
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,939,813	174	468
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	9
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	5,361,130	231	169

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	900,043	194	549
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	31
MicroTransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	47	50
Onkos Surgical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	443,674	192	221
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	58,410	163	487
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,133	275	258
Spineology, Inc. (2)(12)	Medical Device	Common Stock Warrant	27,139	143	107
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	22,551	17	28
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	3,701	377	191
Total Non-Affiliate Warrants — Life Science				5,206	5,988
Non-Affiliate Warrants — Sustainability — 0.0% (8)
SparkCharge, Inc. (2)(12)	Alternative Energy	Preferred Stock Warrant	2,264,151	45	36
Pivot Bio, Inc. (2)(12)	Energy Efficiency	Preferred Stock Warrant	210,418	14	12
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Preferred Stock Warrant	400,000	81	12
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	61,359	39	23
Soli Organic, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	296	20	—
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	1,075	382	—
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	49,693	178	37
Total Non-Affiliate Warrants — Sustainability				759	120
Non-Affiliate Warrants — Technology — 4.4% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	45	24
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	3,129
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	7
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	112,356	36	39
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	42
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	9,801	79	4
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	45,273	454	442
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,446,429	3,178	3,107
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	250	29	24
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	12,618	188	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	3,913,723	9	—
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	11,550	182	—
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	333
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	26
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	226
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	104
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	216
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	389
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	121
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	161,215	98	237
Crafty Holdings, Inc. (2)(12)	Software	Common Stock Warrant	243,278	132	132
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,535	455	—
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	—
HappyCo, Inc. (2)(12)	Software	Preferred Stock Warrant	96,228	26	23
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	525,000	82	24
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	2,551
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	43
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	425

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
OneNetworks, Inc. (2)(12)	Software	Preferred Stock Warrant	184,646	3	3
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	87
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	177	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	30
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	73
Topia Mobility, Inc. (2)(12)	Software	Common Stock Warrant	30,496	138	—
Ursa Space Systems, Inc. (2)(12)	Software	Preferred Stock Warrant	1,075,072	151	144
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	374
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	6
Total Non-Affiliate Warrants — Technology				8,483	12,385
Non-Affiliate Warrants — Healthcare information and services — 1.1% (8)
Hound Labs, Inc (12)	Diagnostics	Preferred Stock Warrant	451,796	46	—
Parse Biosciences, Inc. (2)(12)	Diagnostics	Common Stock Warrant	32,244	71	43
Parse Biosciences, Inc. (2)(12)	Diagnostics	Preferred Stock Warrant	184,253	166	132
Kate Farms, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	82,965	102	2,712
GT Medical Technologies, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	195,984	83	92
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	85,066	167	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	13
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	206,983	164	144
Total Non-Affiliate Warrants — Healthcare information and services				990	3,136
Total Non-Affiliate Warrants				15,438	21,629
Non-Affiliate Other Investments — Life Science — 0.0% (8)
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,116	—
Robin Healthcare, Inc. (2)(12)	Medical Device	Royalty Agreement		7,330	—
Total Non-Affiliate Other Investments				8,446	—
Non-Affiliate Equity — 1.9% (8)
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	40,000	—	482
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Preferred Stock	47,461	545	655
Axiom Space, Inc. (12)	Communications	Preferred Stock	1,810	261	306
PebblePost, Inc. (2)(12)	Communications	Preferred Stock	56,212	73	73
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	242,180	2,681	—
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	1
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	89	—
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	—
Cognoa, Inc. (2)(12)	Medical Device	Common Stock	8,123,877	487	487
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock	1,059,636	250	250
Lumithera, Inc. (12)	Medical Device	Common Stock	392,651	2,000	1,700
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	7
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	1,281
Total Non-Affiliate Equity				9,809	5,492
Total Non-Affiliate Portfolio Investment Assets				$669,153	$605,491

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 2.4% (8)
Non-Controlled Affiliate Other Investments — 2.4% (8)
Evelo Holdings, Inc. (2)(5)(12)(16)	Biotechnology	Other Investment	$22,366	$6,707
Total Non-Controlled Affiliate Other Investments			22,366	6,707

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — 0.0% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	—	—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Total Non-Controlled Affiliate Equity				5,000	—
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$27,493	$6,707

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 3.7% (8)
Controlled Affiliate Debt Investments — 0.3% (8)
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%	Fixed	—	—	—	—	July 1, 2027	$790	$801	$801
Total Controlled Affiliate Debt Investments											$801	$801

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — 2.8% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	639	—
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	5,350,142	3,922	—
Nexii, Inc. (2)(12)	Other Sustainability	Common Stock	108,320	3,297	—
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	542	3,419	7,910
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock	4,233,666	12,012	—
Total Controlled Affiliate Equity				23,289	7,910

Controlled Affiliate Other Investments — 0.6% (8)
Better Place Forests Co. (12)(17)	Consumer-related Technologies	Other Investment		10,703	879
HIMV LLC (12)(18)	Biotechnology	Other Investment		5,880	865
Swift Health Systems Inc. (2)(12)(19)	Medical Device	Other Investment		8,529	-
Total Controlled Affiliate Other				25,112	1,744
Total Controlled Affiliate Portfolio Investment Assets				49,202	$10,455
Total Portfolio Investment Assets — 219.4% (8)				$745,848	$622,653

Short Term Investments - Unrestricted Investments - 18.8% (8)
US Bank Money Market Deposit Account	53,261	53,261
Total Short Term Investments - Unrestricted Investments	$53,261	$53,261

Short Term Investments - Restricted Investments - 1.1% (8)
US Bank Money Market Deposit Account	3,226	3,226
Total Short Term Investments - Restricted Investments	$3,226	$3,226

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  June 30, 2025 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of June 30, 2025, 0.0% of the Company's total assets on a cost and fair value basis are in non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Investment has a PIK feature in which the accrued interest or a portion of the accrued interest is added to the then-outstanding principal amount of the investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of June 30, 2025.
(14)	Debt investment is on non-accrual status as of June 30, 2025 and interest payments will be recognized as income on a cash basis.
(15)	On or about September 13, 2023, in connection with New Aerofarms, Inc. purchase of substantially all of the assets of Aerofarms, Inc. in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of Horizon in Aerofarms, Inc.
(16)	The investment originally consisted of debt investments in Evelo Biosciences Inc. (“Evelo”). Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings, Inc. (“Evelo Holdings”) and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo, as well as certain assets it seeks to sell. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings or other assets are sold, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.
(17)	The investment originally consisted of debt investments in Better Place Forests Co. (“Better Place”). On April 30, 2025, Better Place transferred ownership of all of its right, title and interest in and to all of its tangible and intangible assets to Better Place ABC, LLC, a California limited liability company (“BP ABC”) and BP ABC sold a portion of such assets to Memorial Forests Foundation in consideration for, among other things, the assumption of certain liabilities of BP ABC. The Company has a first priority security interest in the remaining assets of BP ABC, including certain rights to employee retention tax credits, so if any payments are received by BP ABC, the Company will receive a portion of the proceeds from the same, until such time, if ever, that all of the obligations of BP ABC to the Company are repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.
(18)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the CCAA Court made May 5, IMV, Inc. (“IMV”) commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. HIMV LLC is 70% owned by the Company and 30% owned by such co-lender.
(19)	The investment originally consisted of debt investments in Swift Health Systems Inc. (“Swift”). In the second quarter, Swift shut down all operations and began a process to sell its assets. The Company has a lien on the assets of the Company and will receive a portion of any proceeds received from the sale of such assets. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2025, there were five investments on nonaccrual status with a cost of $74.8 million and a fair value of $26.9 million. As of December 31, 2024, there were four investments on non-accrual status with a cost of $44.8 million and a fair value of $10.5 million. For the three and six months ended June 30, 2025, the Company recognized as interest income $0.2 million received from debt investments while on non-accrual status. For the three and six months ended June 30, 2024, the Company did not recognize any interest income from debt investments while on non-accrual status.

From time to time, the Company may have debt investments that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. As of June 30, 2025 and  December 31, 2024, there were three and five investments, respectively, with PIK provisions. For the three months ended  June 30, 2025 and 2024, PIK interest income totaled $0.2 million and $0.4 million, respectively. For the three months ended  June 30, 2025 and 2024, 1.0% and 1.4%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the six months ended June 30, 2025 and 2024, PIK interest income totaled $0.5 million and $1.7 million, respectively. For the six months ended June 30, 2025 and 2024, 1.1% and 3.3%, respectively, of the Company's total investment income was attributable to non-cash PIK interest. The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the three months ended June 30, 2025 and 2024, there were no debt investments which had accrued PIK interest into income placed on nonaccrual status as of June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, one debt investment, which had accrued PIK interest into income of $0.2 million during the six months ended June 30, 2025 was placed on nonaccrual status as of June 30, 2025. For the six months ended June 30, 2024, one debt investment, which had accrued PIK interest into income of $1.0 million during the six months ended June 30, 2024 was placed on nonaccrual status as of June 30, 2024.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  June 30, 2025 and 2024 was 2.8% and 6.6%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2025 and 2024 was 3.7% and 6.7%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  June 30, 2025 and  December 31, 2024 was $8.9 million. These amounts are capitalized and amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of June 30, 2025 and  December 31, 2024 were $8.6 million and $7.2 million, respectively. The amortization expense for the three months ended  June 30, 2025 and 2024 was $0.7 million and $0.4 million, respectively.  The amortization expense for the six months ended June 30, 2025 and 2024 was $1.3 million and $0.8 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2025 and 2024, $0.4 million was accrued for U.S. federal excise tax. For the six months ended June 30, 2025 and 2024, $0.8 million and $0.7 million, respectively, was accrued for U.S. federal excise tax

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2025 and  December 31, 2024. The Company’s income tax returns for the 2025, 2024, 2023 and 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

Distributions

Distributions to common stockholders are recorded on the declaration date. The Board continually monitors and reassesses the amount of cash to be paid out as distributions relative to the net investment income generated by the Company and other metrics. Net realized capital gains, if any, may be distributed, although the Company may decide to retain such net realized gains for investment.

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

During the three months ended June 30, 2025, the Company did not sell shares of common stock under the 2023 Equity Distribution Agreement.

During the three months ended June 30, 2024, the Company sold 1,516,249 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $17.1 million, including $0.4 million of offering expenses, from these sales.

During the six months ended June 30, 2025, the Company sold 404,305 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $3.6 million, including $0.2 million of offering expenses, from these sales.

During the six months ended June 30, 2024, the Company sold 2,570,045 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $29.1 million, including $0.6 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2025, shares representing approximately $75.2 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On April 25, 2025, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company intends to comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2026 or the repurchase of $5.0 million of the Company’s common stock. During the three and six months ended June 30, 2025 and 2024, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through June 30, 2025, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million. From time to time, the Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

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

The base management fee payable at June 30, 2025 and  December 31, 2024 was $0.9 million and $1.0 million, respectively. The base management fee expense was $3.0 million for the three months ended June 30, 2025 and 2024. The base management fee expense was $6.1 million and $6.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

There was no performance based incentive fee expense for the three months ended  June 30, 2025 and 2024. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended June 30, 2025 and 2024, which resulted in $2.3 million and $2.6 million, respectively, of reduced expense and additional net investment income. There was no performance based incentive fee expense for the six months ended June 30, 2025. The performance based incentive fee expense for the six months ended June 30, 2024 was $0.3 million. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the six months ended June 30, 2025 and 2024, which resulted in $4.4 million and $4.9 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount may be paid up to three years after the date of deferment.

The Company’s Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, the Company’s net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver is effective commencing with the quarter ending March 31, 2025 and terminates with the quarter ending December 31, 2025. During the three and six months ended June 30, 2025, no income incentive fee was earned.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the expiration dates of the Company’s Incentive Fee Cap and Deferral Mechanism contingent future liability as of  June 30, 2025:

Expiration	Total
(In thousands)
December 31, 2025	$1,037
March 31, 2026	219
June 30, 2026	3,120
September 30, 2026	3,471
December 31, 2026	3,002
March 31, 2027	2,285
June 30, 2027	2,582
September 30, 2027	2,368
December 31, 2027	2,085
March 31, 2028	2,144
June 30, 2028	2,290
Total	$24,603

There was no performance based incentive fee payable as of June 30, 2025 and  December 31, 2024.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended June 30, 2025 and 2024. The administrative fee expense was $0.8 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. The administrative fee payable at  June 30, 2025 and  December 31, 2024 was $0.5 million and $0.4 million, respectively. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

Exemptive Relief

The Advisor may provide the Company with an opportunity to co-invest with other investment vehicles managed by the Advisor, Monroe and/or their affiliates. Under the 1940 Act, absent receipt of exemptive relief from the SEC, the Company and its affiliates are precluded from co-investing in negotiated investments with other funds and accounts sponsored or managed by the Advisor, Monroe and their affiliates. Since June 30, 2023, the Company and its Advisor have relied on exemptive relief from the SEC granted to certain affiliates of Monroe on October 15, 2014, as amended on January 10, 2023. The exemptive relief affords the Advisor greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with other accounts sponsored or managed by the Advisor, Monroe or their affiliates in a manner consistent with the Company's investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On May 14, 2025, Monroe and the Advisor filed a new exemptive relief application that seeks to modify the co-investment exemptive relief previously granted to Monroe on January 10, 2023.

Note 4. Investments

The following table shows the Company’s investments as of June 30, 2025 and  December 31, 2024:

	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$636,261	$579,171	$678,167	$638,779
Warrants	15,565	21,629	15,956	18,277
Other	55,924	8,451	36,709	14,637
Equity	38,098	13,402	35,942	26,198
Total investments	$745,848	$622,653	$766,774	$697,891

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of June 30, 2025 and  December 31, 2024:

	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$120,283	$84,043	$118,221	$97,562
Medical Device	239,170	209,087	213,564	205,634
Technology
Communications	517	3,532	11,711	14,763
Consumer-Related	65,352	25,066	74,421	36,667
Data Storage	417	330	417	350
Internet and Media	329	605	329	999
Networking	364	121	10,070	9,827
Semiconductors	—	—	45	—
Software	165,371	158,536	154,040	151,043
Sustainability
Alternative Energy	4,854	4,845	—	—
Energy Efficiency	9,934	9,828	9,818	9,712
Other Sustainability	30,449	23,008	66,151	66,079
Healthcare Information and Services
Diagnostics	17,350	9,940	16,704	13,701
Other	39,575	42,194	39,533	40,144
Software	51,883	51,518	51,750	51,410
Total investments	$745,848	$622,653	$766,774	$697,891

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended June 30, 2025 were as follows:

			Three months ended June 30, 2025
	Fair value at			Transfers		Net		Fair value at
Portfolio	March 31,		Principal	in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2025	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	8,307	—	—	—	—	(1,600)	—	6,707	—
Total non-controlled affiliates	$8,307	$—	$—	$—	$—	$(1,600)	$—	$6,707	$—

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in non-controlled affiliated companies for the three months ended June 30, 2024 were as follows:

			Three months ended June 30, 2024
	Fair value at			Transfers		Net		Fair value at
Portfolio	March 31,			in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2024	Purchases	Sales	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$(40)	$—	$—	$—	$40	$—	$—
Evelo Biosciences, Inc.	12,577	92	—	—	—	3,178	—	15,847	—
Total controlled affiliates	$12,577	$92	$(40)	$—	$—	$3,178	$40	$15,847	$—

Transactions related to investments in non-controlled affiliated companies for the six months ended June 30, 2025 were as follows:

			Six months ended June 30, 2025

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2024	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	8,307	2	—	—	—	(1,602)	—	6,707	—
Total non-controlled affiliates	$8,307	$2	$—	$—	$—	$(1,602)	$—	$6,707	$—

Transactions related to investments in non-controlled affiliated companies for the six months ended June 30, 2024 were as follows:

			Six months ended June 30, 2024

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2023	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Aulea Medical, Inc.	$—	$3	$(40)	$—	$—	$—	$37	$—	$—
Evelo Biosciences, Inc.	1,132	104	—	—	—	14,611	—	15,847	—
Total non-controlled affiliates	$1,132	$107	$(40)	$—	$—	$14,611	$37	$15,847	$—

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the three months ended  June 30, 2025 were as follows:

			Three months ended June 30, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	March 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2025	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Better Place Forests Co.	$879	$1,107	$—	$—	$—	$—	$(1,107)	$—	$879	$—
HIMV LLC	5,290	—	—	—	—	—	(4,425)	—	865	—
Nexii, Inc.	8,700	11	—	—	—	—	—	—	8,711	20
Swift Health Systems, Inc.	—	137	—	—	—	—	(137)	—	—	—
Total controlled affiliates	$14,869	$1,255	$—	$—	$—	$—	$(5,669)	$—	$10,455	$20

Transactions related to investments in controlled affiliated companies for the three months ended June 30, 2024 were as follows:

			Three months ended June 30, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	March 31		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$7,799	$1,500	$—	$178	$—	$3	$(3,930)	$—	$5,550	$188
HIMV LLC	5,845	—	—	—	463	—	(472)	—	5,836	—
Total controlled affiliates	$13,644	$1,500	$—	$178	$463	$3	$(4,402)	$—	$11,386	$188

Transactions related to investments in controlled affiliated companies for the six months ended  June 30, 2025 were as follows:

			Six months ended June 30, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income (reversal)
	(In thousands)
Better Place Forests Co.	$—	$2,048	$—	$—	$—	$—	$(1,169)	$—	$879	$—
HIMV LLC	6,230	—	—	—	—	—	(5,365)	—	865	—
Nexii, Inc.	8,547	11	—	—	—	—	153	—	8,711	40
Swift Health Systems, Inc.	17,042	2,146	—	208	—	9	(19,405)	—	—	(81)
Total controlled affiliates	$31,819	$4,205	$—	$208	$—	$9	$(25,786)	$—	$10,455	$(41)

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the six months ended June 30, 2024 were as follows:

			Six months ended June 30, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2023	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$7,993	$2,250	$—	$344	$—	$7	$(5,044)	$—	$5,550	$365
HIMV LLC	6,230	227	(547)	—	463	—	(537)	—	5,836	—
Total controlled affiliates	$14,223	$2,477	$(547)	$344	$463	$7	$(5,581)	$—	$11,386	$365

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2025 and  December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$579,171	$579,171
Warrant investments	—	1,173	20,456	21,629
Other investments	—	—	8,451	8,451
Equity investments	490	—	12,912	13,402
Total investments	$490	$1,173	$620,990	$622,653

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$638,779	$638,779
Warrant investments	—	1,839	16,438	18,277
Other investments	—	—	14,637	14,637
Equity investments	587	—	25,611	26,198
Total investments	$587	$1,839	$695,465	$697,891

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2025 and  December 31, 2024. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2025:

June 30, 2025
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$540,426	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 20%	13%

	38,745	Multiple Probability Weighted Cash Flow Model	Probability Weighting	0% - 100%	47%

Warrant investments	15,193	Black-Scholes Valuation Model	Price Per Share	0.000 –807.9191	$16.26
			Average Industry Volatility	24%	24%
			Marketability Discount	0 - 20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

	2,712	Expected Proceeds	Price Per Share	$32.69	$32.69

	2,551	Conversion Model	Price Per Share	$3.99	$3.99

Other investments	8,451	Multiple Probability Weighted Cash Flow Model	Discount Rate	25% – 30%	26%
			Probability Weighting	0% – 100%	97%

Equity investments	11,631	Last Equity Financing	Price Per Share	0.066 –215.0303	$54.69

	1,281	Multiple Probability Weighted Scenario Model	Probability Weighting	20% – 100%	33%

Total Level 3 investments	$620,990

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2024:

December 31, 2024
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$628,325	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	14%

	10,454	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 100%	57%

Warrant investments	16,438	Black-Scholes Valuation Model	Price Per Share	0.000 –807.9191	$16.80
			Average Industry Volatility	24%	24%
			Marketability Discount	0 - 20%	15%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	14,637	Multiple Probability Weighted Cash Flow Model	Discount Rate	15% – 25%	18%
			Probability Weighting	30% – 100%	90%

Equity investments	21,648	Last Equity Financing	Price Per Share	0.066 –215.0303	$30.47

	3,963	Multiple Probability Weighted Scenario Model	Probability Weighting	10% – 100%	33%

Total Level 3 investments	$695,465

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Borrowings: The Credit Facilities approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On June 30, 2025, the closing price of the 2026 Notes on the New York Stock Exchange was $24.75 per note, and the 2026 Notes had an aggregate fair value of $56.9 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On June 30, 2025, the closing price of the 2027 Notes on the New York Stock Exchange was $24.75 per note, and the 2027 Notes had an aggregate fair value of $56.9 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market yields on  June 30, 2025, the fair value of the 2031 Convertible Notes (as defined in Note 7) was $7.4 million, and the 2031 Convertible Notes are categorized as Level 3 within the fair value hierarchy described above. Based on market quotations on June 30, 2025, the 2022 Asset-Backed Notes (as defined in Note 7) were trading at par value, or $34.2 million, and 2022 Asset-Backed Notes are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2025:

	Three months ended June 30, 2025
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$643,567	$17,159	$12,974	$13,697	$687,397
Purchase of investments	42,225	—	144	—	42,369
Warrants received and classified as Level 3	—	117	—	—	117
Principal payments received on investments	(78,493)	—	—	—	(78,493)
PIK interest on investments	243	—	—	—	243
Proceeds from sale of investments	(1)	(579)	(203)	—	(783)
Net realized (loss) gain on investments	(9,364)	(99)	169	—	(9,294)
Unrealized (depreciation) appreciation included in earnings	(18,005)	3,858	(172)	(7,339)	(21,658)
Transfer out of debt investments	(2,093)	—	—	2,093	—
Other	1,092	—	—	—	1,092
Level 3 assets, end of period	$579,171	$20,456	$12,912	$8,451	$620,990

During the three months ended June 30, 2025, there were no transfers in or out of Level 3.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2025:

	Six months ended June 30, 2025
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$638,779	$16,438	$25,611	$14,637	$695,465
Purchase of investments	113,854	—	2,189	15	116,058
Warrants received and classified as Level 3	—	282	—	—	282
Principal payments received on investments	(129,238)	—	—	—	(129,238)
PIK interest on investments	528	—	—	—	528
Proceeds from sale of investments	(2)	(579)	(203)	—	(784)
Net realized (loss) gain on investments	(9,363)	(99)	169	—	(9,293)
Unrealized (depreciation) appreciation included in earnings	(34,811)	4,414	(14,854)	(8,294)	(53,545)
Transfer out of debt investments	(2,093)	—	—	2,093	—
Other	1,517	—	—	—	1,517
Level 3 assets, end of period	$579,171	$20,456	$12,912	$8,451	$620,990

During the six months ended June 30, 2025, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2025 included $45.5 million in unrealized depreciation on debt and other investments, $14.7 million in unrealized depreciation on equity investments and $3.9 million in unrealized appreciation on warrant investments.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2024:

	Six months ended June 30, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$670,172	$22,975	$7,281	$6,430	$706,858
Purchase of investments	33,782	—	1,250	352	35,384
Warrants received and classified as Level 3	—	1,217	—	—	1,217
Principal payments received on investments	(75,986)	—	—	(70)	(76,056)
PIK interest on investments	1,737	—	—	—	1,737
Proceeds from sale of investments	(44)	(4)	—	(40)	(88)
Net realized gain (loss) on investments	41	2,600	—	40	2,681
Unrealized depreciation included in earnings	(19,010)	(2,976)	(4,362)	(720)	(27,068)
Transfer out of debt investments	(3,191)	(2,681)	2,681	3,191	—
Other	1,567		—	—	1,567
Level 3 assets, end of period	$609,068	$21,131	$6,850	$9,183	$646,232

During the six months ended June 30, 2024, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at  June 30, 2024 included $19.7 million in unrealized depreciation on debt and other investments, $4.4 million in unrealized depreciation on equity investments and $2.0 million in unrealized depreciation on warrant investments.

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

As of June 30, 2025 and  December 31, 2024, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of June 30, 2025 and  December 31, 2024:

	June 30, 2025			December 31, 2024
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	200,000	90,000	110,000	100,000	75,000	25,000
2022 Asset-Backed Notes	34,169	34,169	—	81,078	81,078	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
2031 Convertible Notes	7,500	7,500	—	20,000	20,000	—
Total before debt issuance costs	756,669	427,669	329,000	716,078	472,078	244,000
Unamortized debt issuance costs attributable to term borrowings	—	(2,531)	—	—	(4,174)	—
Total borrowings outstanding, net	$756,669	$425,138	$329,000	$716,078	$467,904	$244,000

As of June 30, 2025, with certain limited exceptions, the Company, as a BDC, was only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, was at least 150% after such borrowings. As of June 30, 2025, the asset coverage for borrowed amounts was 166%.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 20, 2024, the Company amended the Key Facility, among other things, (i) to extend the date on which the Company may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The prime rate was 7.50% on June 30, 2025 and December 31, 2024. The average interest rate on the Key Facility for the three months ended June 30, 2025 and 2024 was 7.60% and 8.73%, respectively. The average interest rate on the Key Facility for the six months ended June 30, 2025 and 2024 was 7.60% and 8.74%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% on an annualized basis of any unborrowed amount available under the facility. As of June 30, 2025 and  December 31, 2024, the Company had borrowing capacity under the Key Facility of $150.0 million. At June 30, 2025 and  December 31, 2024, $38.3 million and $24.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

NYL Facility

HFI entered into the NYL Facility with the NYL Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the NYL Noteholders. On June 1, 2018, HSLFI sold or contributed to HFI certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFI are collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to the indenture. All advances under the NYL Facility are scheduled to mature in June 2030.

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

There were $181.0 million in advances made by the NYL Noteholders as of June 30, 2025 and  December 31, 2024. The interest rate was 6.55% and 6.34% as of June 30, 2025 and 2024, respectively. As of June 30, 2025 and  December 31, 2024, the Company had borrowing capacity under the NYL Facility of $69.0 million. At June 30, 2025 and  December 31, 2024, $0.2 million and $8.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At  June 30, 2025 and December 31, 2024, there were approximately $1.4 million of such restricted investments.

Nuveen Facility

HFII entered into the Nuveen Facility with the Nuveen Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HFII and the Nuveen Noteholders. On June 21, 2024, the Company sold or contributed to HFII certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFII are collateralized by all investments held by HFII and permit an advance rate of up to 67.5% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to the Indenture. The Nuveen Facility bore interest, payable monthly, determined at a rate per annum equal to the greater of (i) the yield for the United States Treasury constant maturity 3-year and 5-year in the most recent statistical release published by the Board of Governors of the Federal Reserve System designated as “Selected Interest Rates (Daily) – H.15” interpolated to a 4.88-year weighted average life (the “Pricing Benchmark”) plus 3.15% and (ii) 5.00%.

On May 23, 2025, the Company amended its Nuveen Facility to, among other things, extend the investment period to June 21, 2028 and the maturity date to June 10, 2034, and increase the commitment by $100.0 million which enables its wholly-owned subsidiary to issue up to $200.0 million of secured notes. In addition, the amendment amended the interest rate for advances made after May 23, 2025, fixing the interest rate at the greater of (i) 5.00% and (ii) the Pricing Benchmark plus 2.95%.

There were $90.0 million and $75.0 million in advances made by the Nuveen Noteholders as of June 30, 2025 and  December 31, 2024, respectively. The interest rate as of June 30, 2025 and 2024 was 7.21%. and 7.38%, respectively. As of June 30, 2025 and  December 31, 2024 the Company had borrowing capacity under the Nuveen Facility of $110.0 million and $25.0 million, respectively. At June 30, 2025, and  December 31, 2024, $0.8 million and $9.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the Nuveen Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2025 and  December 31, 2024 there were approximately $1.1 million and $1.0 million, respectively, of such restricted investments.

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

As of  June 30, 2025 and  December 31, 2024, the 2022 Asset-Backed Notes had an outstanding principal balance of $34.2 million and $81.1 million, respectively.

Under the terms of the 2022 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted investments in money market funds. At  June 30, 2025 and  December 31, 2024, there were approximately $0.8 million and $1.0 million, respectively, of such restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2025, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2025, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported net asset value (“NAV”) per share immediately prior to the date of exercise. If the 2031 Convertible Notes were converted as of June 30, 2025, 990,753 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to June 30, 2025 of $7.57. The last reported price for the Company’s common stock on June 30, 2025 was $7.20 per share.

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

During the three and six months ended June 30, 2025, the holders of a portion of the 2031 Convertible Notes converted $12.5 million in outstanding principal of the 2031 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 1,621,503 shares of common stock at a weighted average conversion price of $7.79, together with cash in lieu of fractional shares, in accordance with noteholder conversion notice. The Company accelerated $0.8 million of unamortized debt issuance costs related to the 2031 Convertible Notes.

As of  June 30, 2025 and December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $7.5 million and $20.0 million, respectively. The 2031 Convertible Notes were not outstanding as of June 30, 2024.

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

The balance of unfunded commitments to extend credit was $149.0 million and $181.0 million as of June 30, 2025 and  December 31, 2024, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
Britecore Holdings, Inc.	$—	$—	$2,500	$36
Candesant Biomedical, Inc.	—	—	10,000	151
Ceribell, Inc.	21,000	120	21,000	120
Crafty Holdings, Inc.	5,000	65	5,000	65
Fictiv, Inc.	—	—	30,000	236
GT Medical Technologies, Inc.	20,000	100	20,000	100
HappyCo. Inc.	2,000	25	—	—
Hometeam Technologies, Inc.	10,000	100	10,000	100
Long Grove Pharmaceuticals LLC	10,000	75	—	—
MasteryPrep, LLC	5,000	50	—	—
MicroTransponder, Inc.	7,500	—	15,000	—
MML US, Inc.	20,000	100	—	—
OneNetworks, Inc. dba Finexio	—	—	5,000	26
Onkos Surgical, Inc.	5,000	27	5,000	27
Parse Biosciences, Inc.	5,000	84	15,000	252
Pivot Bio, Inc.	10,000	105	20,000	209
SafelyYou, Inc.	—	—	5,000	73
Scientia Vascular, Inc.	3,500	42	—	—
Sparkcharge, Inc.	10,000	123	—	—
Standvast Holdings, LLC	—	—	2,500	88
Supply Network Visibility Holdings, LLC	10,000	79	10,000	79
Ursa Space Systems Inc.	5,000	75	5,000	75
Total	$149,000	$1,170	$181,000	$1,637

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2025 and December 31, 2024, which totaled $1.2 million and $1.6 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in total investments at fair value on the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 23% and 22% of total debt investments outstanding as of June 30, 2025 and  December 31, 2024, respectively. The Company’s five largest debt investments at fair value represented 25% and 23% of total debt investments outstanding as of June 30, 2025 and  December 31, 2024, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of June 30, 2025 and  December 31, 2024. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 18% and 20% of total interest and fee income on investments for the three months ended June 30, 2025 and 2024, respectively. Interest income from the five largest debt investments at fair value accounted for 22% and 24% of total interest and fee income on investments for the three months ended June 30, 2025 and 2024, respectively. Interest income from the five largest debt investments at cost accounted for 17% and 18% of total interest and fee income on investments for the six months ended June 30, 2025 and 2024, respectively. Interest income from the five largest debt investments at fair value accounted for 20% and 22% of total interest and fee income on investments for the six months ended June 30, 2025 and 2024, respectively

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2025 and for the year ended December 31, 2024:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Six Months Ended June 30, 2025
April 25, 2025	August 18, 2025	September 16, 2025	$0.11	$—	—	$—
April 25, 2025	July 16, 2025	August 15, 2025	0.11	—	—	—
April 25, 2025	June 16, 2025	July 15, 2025	0.11	4,442	21,896	181
February 28, 2025	May 16, 2025	June 13, 2025	0.11	4,387	27,006	203
February 28, 2025	April 16, 2025	May 15, 2025	0.11	4,257	24,095	182
February 28, 2025	March 17, 2025	April 15, 2025	0.11	4,245	23,001	192
			$0.66	$17,331	95,998	$758
Year Ended December 31, 2024
October 25, 2024	February 18, 2025	March 14, 2025	$0.11	$4,280	16,954	$154
October 25, 2024	January 16, 2025	February 14, 2025	0.11	4,226	18,428	179
October 25, 2024	December 16, 2024	January 15, 2025	0.11	4,235	16,428	151
July 26, 2024	November 15, 2024	December 13, 2024	0.11	4,124	15,584	147
July 26, 2024	October 17, 2024	November 14, 2024	0.11	4,022	17,706	165
July 26, 2024	September 16, 2024	October 16, 2024	0.11	3,914	18,539	195
April 26, 2024	August 16, 2024	September 13, 2024	0.11	3,818	17,441	192
April 26, 2024	July 17, 2024	August 15, 2024	0.11	3,775	16,852	192
April 26, 2024	June 17, 2024	July 16, 2024	0.11	3,766	15,860	199
February 23, 2024	May 17, 2024	June 14, 2024	0.11	3,701	16,686	201
February 23, 2024	April 18, 2024	May 15, 2024	0.11	3,654	16,687	199
February 23, 2024	March 19, 2024	April 16, 2024	0.05	1,625	7,598	85
February 23, 2024	March 19, 2024	April 16, 2024	0.11	3,574	16,717	188
			$1.37	$48,714	211,480	$2,247

On August 5, 2025, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
September 17, 2025	September 17, 2025	October 15, 2025	$0.11
October 16, 2025	October 16, 2025	November 14, 2025	$0.11
November 17, 2025	November 17, 2025	December 16, 2025	$0.11

After paying distributions of $0.33 per share and earning net investment income of $0.28 per share for the three months ended  June 30, 2025, the Company’s undistributed spillover income as of June 30, 2025 was $0.94 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Earnings per common share - basic
Numerator for basic earnings per share	$(20,777)	$(9,133)	$(42,213)	$(479)
Denominator for basic weighted average shares	41,221,283	35,434,761	40,725,094	34,507,252
Loss per common share - basic	$(0.50)	$(0.26)	$(1.04)	$(0.01)
Earnings per common share - diluted
Numerator for decrease in net assets per share	$(20,777)	$(9,133)	$(42,213)	$(479)
Adjustment for interest expense and debt issuance costs on 2031 Convertible Notes (1)	$—	$—	$—	$—
Numerator for diluted earnings per share	$(20,777)	$(9,133)	$(42,213)	$(479)
Denominator for basic weighted average shares	41,221,283	35,434,761	40,725,094	34,507,252
Adjustment for dilutive effect of 2031 Convertible Notes (1)	—	—	—	—
Denominator for diluted weighted average shares	41,221,283	35,434,761	40,725,094	34,507,252
Loss per common share - diluted	$(0.50)	$(0.26)	$(1.04)	$(0.01)

(1)

No adjustments for interest or incremental shares were included for the three and six months ended June 30, 2025 because the effect would be antidilutive.  The 2031 Convertible Notes were not outstanding as of  June 30, 2024.

In certain circumstances, the 2031 Convertible Notes  may be convertible into cash or shares of the Company’s common stock, which can be dilutive to common stockholders. Diluted (loss) earnings available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period or at the issuance date and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. The 2031 Convertible Notes convert at the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per share immediately prior to the date of issuance. For the three and six months ended June 30, 2025, using the if-converted method, the 2031 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the beginning of the period, or $8.94 per share and $8.95 per share, respectively. For the three and six months ended June 30, 2025, the impact of the hypothetical conversion of the 2031 Convertible Notes would have been antidilutive because interest net of tax and nondiscretionary adjustments per common share obtainable on conversion exceeded basic EPS.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Financial highlights

The following table shows financial highlights for the Company:

	Six months ended June 30,
	2025		2024
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$8.43		$9.71
Net investment income	0.54		0.74
Realized (loss) gain	(0.25)		0.07
Unrealized depreciation on investments	(1.33)		(0.82)
Net decrease in net assets resulting from operations	(1.04)		(0.01)
Distributions declared (1)	(0.66)		(0.71)
From net investment income	(0.66)		(0.71)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	0.02		0.13
Net asset value at end of period	$6.75		$9.12
Per share market value, beginning of period	$8.99		$13.17
Per share market value, end of period	$7.20		$12.04
Total return based on a market value (3)	(12.6)%		(3.2)%
Shares outstanding at end of period	42,027,567		36,043,815
Ratios to average net assets:
Expenses without incentive fee (4)	16.9%		15.6%
Incentive fees (4)	—		—%
Net expenses (4)	16.9%		15.6%
Net investment income with incentive fee	14.4%		15.5%
Net assets at the end of the period	$283,795		$328,778
Average net asset value	$308,479		$328,293
Average debt per share	$11.14		$13.03
Portfolio turnover ratio	16.2%	(5)	5.4%	(5)

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

(2)

Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering, pursuant to the Company’s distribution reinvestment plan and conversion of the 2031 Convertible Notes to common stock. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Subsequent Events

On July 1, 2025, the Company received proceeds of $2.7 million from the exercise of its warrants in Kate Farms, Inc.

On July 10, 2025, the holders of a portion of the 2031 Convertible Notes converted $3.75 million in outstanding principal of the 2031 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 496,256 shares of common stock at a conversion price of $7.57 per share, together with cash in lieu of fractional shares.

On July 18, 2025, Noodle Partners, Inc. (“Noodle”) prepaid its outstanding principal balance of $16.7 million on its venture loan, plus interest, end-of-term payment and prepayment penalty. The Company continues to hold warrants in Noodle.

On July 18, 2025, the Company received a principal paydown of $2.0 million on its venture loans to Tallac Therapeutics, Inc.

On July 29, 2025, Pivot Bio, Inc. (“Pivot Bio”) prepaid its outstanding principal balance of $10.0 million on its venture loan, plus interest, end-of-term payment and prepayment penalty. The Company continues to hold warrants in Pivot Bio.

On July 30, 2025, Native Microbials, Inc. (“Native Microbials”) prepaid its outstanding principal balance of $3.5 million on its venture loan, plus interest, end-of-term payment and prepayment penalty. The Company continues to hold warrants in Native Microbials.

On August 5, 2025, the Board of the Company authorized an increase in the maximum amount of shares of the Company that can be repurchased on the open market or in privately negotiated purchases pursuant to Rule 10b-18 and other applicable provisions of the Securities Exchange Act of 1934, as amended from up to $5,000,000 of shares to up to $10,000,000 of shares, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of the Company's most recently disclosed net asset value per share.

On August 6, 2025, the Company purchased substantially all of the remaining assets of Powerscourt Investments XXV, LP for $22.5 million. The Company expects the purchase to be accretive to the Company's net asset value when reported in the Company's financial results for the third quarter.

On August 7, 2025, the Company entered into a certain Merger Agreement with Monroe Capital Corporation (“MRCC”; NASDAQ: MRCC) wherein MRCC will merge with and into the Company, subject to the receipt of, among other things, approval by the shareholders of the Company and by the shareholders of MRCC and the satisfaction of other closing conditions.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of June 30, 2025, 93.9%, or $543.8 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	46	$579,171	93.0%	52	$638,779	91.5%
Warrants	81	21,629	3.5	85	18,277	2.6
Other investments	7	8,451	1.4	5	14,637	2.1
Equity	18	13,402	2.1	19	26,198	3.8
Total		$622,653	100.0%		$697,891	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Beginning portfolio	$689,553	$711,116	$697,891	$709,085
New debt and equity investments	59,869	12,065	162,308	46,634
Less refinanced debt balances	(17,500)	—	(46,250)	(11,250)
Net new debt and equity investments	42,369	12,065	116,058	35,384
Principal payments received on investments	(15,659)	(11,803)	(26,830)	(22,303)
Early pay-offs and principal paydowns	(62,834)	(44,610)	(102,408)	(53,753)
PIK interest on investments	243	355	528	1,737
Accretion of debt investment fees	1,909	1,735	3,298	2,996
New debt investment fees	(700)	(258)	(1,504)	(567)
Warrants received in settlement of fee income	5	359	10	359
Proceeds from sale of investments	(783)	(47)	(784)	(88)
Net realized (loss) gain on investments	(9,294)	2,464	(9,293)	2,472
Net unrealized depreciation on investments	(22,156)	(24,511)	(54,313)	(28,471)
Other	—	(3)	—	11
Ending portfolio	$622,653	$646,862	$622,653	$646,862

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

Horizon Technology Finance Corporation and Subsidiaries

The following table shows our debt investments by industry sector as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$73,945	12.8%	$80,988	12.7%
Medical Device	201,801	34.8	187,562	29.4
Technology
Communications	—	—	11,193	1.8
Consumer-Related	20,162	3.5	29,695	4.6
Networking	—	—	9,647	1.5
Software	153,103	26.4	147,815	23.1
Sustainability
Alternative Energy	4,809	0.8
Energy Efficiency	9,809	1.7	9,693	1.5
Other Sustainability	15,026	2.6	57,997	9.1
Healthcare Information and Services
Diagnostics	9,765	1.7	13,671	2.1
Other Healthcare	39,390	6.8	39,349	6.2
Software	51,361	8.9	51,169	8.0
Total	$579,171	100.0%	$638,779	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 23% and 22% of total debt investments outstanding as of June 30, 2025 and December 31, 2024, respectively. Our five largest debt investments at fair value represented 25% and 23% of total debt investments outstanding as of June 30, 2025 and December 31, 2024, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of June 30, 2025 and December 31, 2024.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of June 30, 2025 and December 31, 2024, our debt investments had a weighted average credit rating of 3.0 and 3.1, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	5	$70,411	12.2%	11	$159,944	25.1%
3	33	467,726	80.8	30	419,621	65.7
2	3	14,125	2.4	7	48,760	7.6
1	5	26,909	4.6	4	10,454	1.6
Total	46	$579,171	100.0%	52	$638,779	100.0%

As of June 30, 2025, there were five debt investments with an internal credit rating of 1, with an aggregate cost of $74.8 million and an aggregate fair value of $26.9 million and there were three debt investments with an internal credit rating of 2, with an aggregate cost of $23.3 million and an aggregate fair value of $14.1 million. As of December 31, 2024, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $44.8 million and an aggregate fair value of $10.5 million and there were seven debt investments with an internal credit rating of 2, with an aggregate cost of $53.3 million and an aggregate fair value of $48.8 million. The increase in the number of investments with internal credit ratings of 1 or 2 was primarily a result of the increase in the risk of loss of principal caused by the portfolio companies low cash positions and the difficult equity fundraising market and/or the underperformance of such portfolio companies.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Horizon Technology Finance Corporation and Subsidiaries

Comparison of the three months ended June 30, 2025 and 2024

The following table shows consolidated results of operations for the three months ended June 30, 2025 and 2024:

	For the three months ended
	June 30,
	2025	2024
	(In thousands)
Total investment income	$24,520	$25,678
Total expenses	12,698	12,407
Net investment income before excise tax	11,822	13,271
Provision for excise tax	373	357
Net investment income	11,449	12,914
Net realized (loss) gain	(10,070)	2,464
Net unrealized depreciation on investments	(22,156)	(24,511)
Net decrease in net assets resulting from operations	$(20,777)	$(9,133)
Average debt investments, at fair value	$615,755	$642,230
Average earning debt investments	$611,097	$609,755
Average gross assets less cash	$677,289	$694,228
Average borrowings outstanding	$438,117	$442,374

Net decrease in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $1.2 million, or 4.5%, to $24.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, total investment income consisted primarily of (1) $22.6 million in interest income from investments, which included $4.1 million in income from the accretion of origination fees and end of term payments and $0.2 million in PIK interest income and (2) $1.9 million in fee income.

Interest income on debt investments decreased by $2.1 million, or 8.4%, to $22.6 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Interest income on debt investments for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 decreased primarily due to a decrease in the Prime Rate which is the base rate for most of our variable rate debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the three months ended June 30, 2025 and 2024 was 2.8% and 6.6%, respectively. The decrease in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in prepayments for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

PIK interest income decreased by $0.1 million, or 31.4%, to $0.2 for the three months ended June 30, 2025 compared to the three months ended  June 30, 2024. For the three months ended June 30, 2025 and 2024, 1.0% and 1.4%, respectively, of total investment income was attributable to non-cash PIK interest income. The decrease in PIK interest income as a percentage of total investment income was primarily due to a decrease in earning assets that contain a PIK feature for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.9 million, or 89.3%, to $1.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to a higher aggregate amount of principal prepayments for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

The following table shows our dollar-weighted annualized yield for the three months ended June 30, 2025 and 2024:

	For the three months ended
	June 30,
Investment type:	2025	2024
Debt investments(1)	15.8%	15.9%
All investments(1)	14.7%	15.0%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 18% and 20% of investment income for the three months ended June 30, 2025 and 2024, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 22% and 24% of investment income for the three months ended June 30, 2025 and 2024, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Expenses

Total expenses increased by $0.3 million, or 2.3%, to $12.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.3 million, or 3.3%, to $8.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in our effective cost of debt for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 partially offset by a decrease in average borrowings for the three months ended June 30, 2025 of $4.3 million, or 1.0%,  as compared to the three months ended June 30, 2024.

Base management fee expense decreased by $0.1 million, or 2.2%, to $3.0 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Base management fee decreased primarily due to a decrease of $16.9 million, or 2.4%, in average gross assets less cash for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

There was no performance based incentive fee expense for the three months ended June 30, 2025 and 2024. The incentive fee on pre-incentive fee net investment income was subject to an Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $2.3 million for the three months ended June 30, 2025 compared to an Incentive Fee Cap of $2.6 million for the three months ended June 30, 2024. The Incentive Fee Cap and Deferral Mechanism resulted in $2.3 million of reduced incentive fee expense and increased net investment income for the three months ended June 30, 2025. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended June 30, 2025 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $1.5 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively.

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

During the three months ended June 30, 2025, we realized net losses on investments totaling $9.3 million primarily due to the settlement of two of our debt investments. During the same period, we converted $12.5 million in outstanding principal of the 2031 Convertible Notes which resulted in a realized loss on extinguishment of debt of $0.8 million. For the three months ended June 30, 2024, we realized net gains on investments totaling $2.5 million primarily due to the exercise and conversion to equity of one of our warrant investments.

During the three months ended June 30, 2025, net unrealized depreciation on investments totaled $22.2 million which was primarily due to (1) the unrealized depreciation on seven of our debt investments and (2) the unrealized depreciation on two of our other investments partially offset by (1) the reversal of previously recorded unrealized depreciation from the settlement of two of our debt investments and (2) the unrealized appreciation of two of our warrant investments. During the three months ended June 30, 2024, net unrealized depreciation on investments totaled $24.5 million which was primarily due to (1) the unrealized depreciation on three of our debt investments and one of our equity investments and (2) the reversal of previously recorded unrealized appreciation from the exercise and conversion to equity of one of our warrant investments offset by the unrealized appreciation on two of our debt investments. The difficult equity fundraising market and under performance of certain portfolio companies, among other factors, resulted in us reducing the fair market value of the debt investments in such portfolio companies, thus increasing the unrealized depreciation on such debt investments.

Comparison of the six months ended June 30, 2025 and 2024

The following table shows consolidated results of operations for the six months ended June 30, 2025 and 2024:

	For the six months ended
	June 30,
	2025	2024
	(In thousands)
Total investment income	$49,036	$51,807
Total expenses	26,117	25,551
Net investment income before excise tax	22,919	26,256
Provision for excise tax	750	736
Net investment income	22,169	25,520
Net realized (loss) gain	(10,069)	2,472
Net unrealized depreciation on investments	(54,313)	(28,471)
Net decrease in net assets resulting from operations	$(42,213)	$(479)
Average debt investments, at fair value	$631,384	$653,464
Average earning debt investments	$630,348	$630,030
Average gross assets less cash	$704,923	$711,157
Average borrowings outstanding	$453,714	$449,681

Net decrease in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Horizon Technology Finance Corporation and Subsidiaries

Investment income

Total investment income decreased by $2.8 million, or 5.3%, to $49.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, total investment income consisted primarily of (1) $46.1 million in interest income from investments, which included $7.6 million in income from the accretion of origination fees and end of term payments and $0.5 million in PIK interest income and (2) $3.0 million in fee income.

Interest income on debt investments decreased by $4.5 million, or 8.8%, to $46.1 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Interest income on debt investments for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 decreased primarily due to a decrease in the Prime Rate which is the base rate for most of our variable rate debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2025 and 2024 was 3.7% and 6.7%, respectively. The decrease in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in prepayments for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

PIK interest income decreased by $1.2 million, or 69.6%, to $0.5 for the six months ended June 30, 2025 compared to the six months ended  June 30, 2024. For the six months ended June 30, 2025 and 2024, 1.1% and 3.3%, respectively, of total investment income was attributable to non-cash PIK interest income. The decrease in PIK interest income as a percentage of total investment income was primarily due to a decrease in earning assets that contain a PIK feature for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $1.7 million, or 132.7%, to $3.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a higher aggregate amount of principal prepayments for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

The following table shows our dollar-weighted annualized yield for the six months ended June 30, 2025 and 2024:

	For the six months ended
	June 30,
Investment type:	2025	2024
Debt investments(1)	15.4%	15.8%
All investments(1)	14.2%	14.9%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 17% and 18% of investment income for the six months ended June 30, 2025 and 2024, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 20% and 22% of investment income for the six months ended June 30, 2025 and 2024, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Expenses

Total expenses increased by $0.6 million, or 2.2%, to $26.1 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.8 million, or 4.9%, to $16.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $4.0 million, or 0.9%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 and an increase in our effective cost of debt for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Base management fee expense decreased by $0.05 million, or 0.8%, to $6.1 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Base management fee decreased primarily due to a decrease of $6.2 million, or 0.9%, in average gross assets less cash for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

There was no performance based incentive fee expense for the six months ended June 30, 2025. Performance based incentive fee expense decreased by $0.3 million, or 100.0% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This decrease was due to a decrease of $3.6 million, or 14.1%, in Pre-Incentive Fee Net Investment Income for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 and an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $4.4 million for the six months ended June 30, 2025 compared to an Incentive Fee Cap of $4.9 million for the six months ended June 30, 2024. The Incentive Fee Cap and Deferral Mechanism resulted in $4.4 million of reduced incentive fee expense and increased net investment income for the six months ended June 30, 2025. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the six months ended June 30, 2025 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $3.1 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

During the six months ended June 30, 2025, we realized net losses on investments totaling $9.3 million primarily due to the settlement of two of our debt investments. During the same period, we converted $12.5 million in outstanding principal of the 2031 Convertible Notes which resulted in a realized loss on extinguishment of debt of $0.8 million. During the six months ended June 30, 2024, we realized net gains on investments totaling $2.5 million primarily due to the exercise and conversion to equity of one of our warrant investments.

During the six months ended June 30, 2025, net unrealized depreciation on investments totaled $54.3 million which was primarily due to (1) the unrealized depreciation on seven of our debt investments, (2) the unrealized depreciation on four of our other investments and (3) the unrealized depreciation on two of our equity investments partially offset by (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation of two of our warrant investments. During the six months ended June 30, 2024, net unrealized depreciation on investments totaled $28.5 million which was primarily due to (1) the unrealized depreciation on four of our debt investments and one of our equity investments and (2) the reversal of previously recorded unrealized appreciation from the exercise and conversion to equity of one of our warrant investments offset by the unrealized appreciation on one of our debt investments. The difficult equity fundraising market and under performance of certain portfolio companies, among other factors, resulted in us reducing the fair market value of the debt investments in such portfolio companies, thus increasing the unrealized depreciation on such debt investments.

Horizon Technology Finance Corporation and Subsidiaries

Liquidity and capital resources

As of June 30, 2025 and December 31, 2024, we had cash and investments in money market funds of $77.9 million and $97.5 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of June 30, 2025 and December 31, 2024, we had $3.2 million and $3.3 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2022 Asset-Backed Notes, our NYL Facility or our Nuveen Facility. Our primary sources of capital have been from our public equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”), with several entities owned or affiliated with New York Life Insurance Company and the Nuveen Note Funding Agreement (the “Nuveen Facility”, together with the Key Facility and the NYL Facility, the “Credit Facilities”) with several entities owned or affiliated with Nuveen Alternative Advisors LLC, and issuance of our public and private debt securities.

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

During the three months ended June 30, 2025, the Company did not sell shares of common stock under the 2023 Equity Distribution Agreement.

During the three months ended June 30, 2024, the Company sold 1,516,249 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $17.1 million, including $0.4 million of offering expenses, from these sales.

During the six months ended June 30, 2025, we sold 404,305 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $3.6 million, including $0.2 million of offering expenses, from these sales.

During the six months ended June 30, 2024, we sold 2,570,045 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $29.1 million, including $0.6 million of offering expenses, from these sales.

Horizon Technology Finance Corporation and Subsidiaries

On April 25, 2025, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us intend to comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2026 or the repurchase of $5.0 million of our common stock. During the three and six months ended June 30, 2025 and 2024, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through June 30, 2025, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million. From time to time, our Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

At June 30, 2025 and December 31, 2024 there was no outstanding principal balance under the Key Facility. As of June 30, 2025 and December 31, 2024, we had borrowing capacity under the Key Facility of $150.0 million. At June 30, 2025 and December 31, 2024, $38.3 million and $24.8 million, respectively, was available for borrowing under the Key Facility, subject to existing terms and advance rates.

At June 30, 2025 and December 31, 2024, the outstanding principal balance under the NYL Facility was $181.0 million. As of June 30, 2025 and December 31, 2024, we had borrowing capacity under the NYL Facility of $69.0 million. At June 30, 2025 and December 31, 2024, $0.2 million and $8.4 million, respectively, was available for borrowing under the NYL Facility, subject to existing terms and advance rates.

At June 30, 2025 and December 31, 2024, the outstanding principal balance under the Nuveen Facility was $90.0 million and $75.0 million, respectively. As of June 30, 2025 and December 31, 2024, we had borrowing capacity under the Nuveen Facility of $110.0 million and $25.0 million, respectively. At June 30, 2025 and December 31, 2024, $0.8 million and $9.9 million, respectively, was available for borrowing under the Nuveen Facility, subject to existing terms and advance rates.

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes”). At June 30, 2025 and December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $7.5 million and $20.0 million, respectively. The 2031 Convertible Notes were not outstanding as of June 30, 2024.

Our operating activities provided cash of $36.4 million for the six months ended June 30, 2025, and our financing activities used cash of $56.1 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments partially offset by cash used to purchase investments in portfolio companies. Our financing activities used cash primarily to repay our 2022 Asset-Backed Notes and to pay distributions to our stockholders partially offset by an advance on our Nuveen Facility and the sale of shares through our ATM for net proceeds of $3.6 million.

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

Horizon Technology Finance Corporation and Subsidiaries

Current borrowings

The following table shows our borrowings as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	200,000	90,000	110,000	100,000	75,000	25,000
2022 Asset-Backed Notes	34,169	34,169	—	81,078	81,078	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
2031 Convertible Notes	7,500	7,500	—	20,000	20,000	—
Total before debt issuance costs	756,669	427,669	329,000	716,078	472,078	244,000
Unamortized debt issuance costs attributable to term borrowings	—	(2,531)	—	—	(4,174)	—
Total borrowings outstanding, net	$756,669	$425,138	$329,000	$716,078	$467,904	$244,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. On June 20, 2024, we amended the Key Facility, among other things, (i) to extend the date on which we may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 7.50% as of June 30, 2025 and December 31, 2024, respectively. The interest rate in effect was 7.60% as of June 30, 2025 and December 31, 2024. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% of any unborrowed amount available under the facility annually.

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

NYL Facility

HFI is a wholly-owned subsidiary of HSLFI. HFI entered into the NYL Facility with the NYL Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HSLFI and the NYL Noteholders. On June 1, 2018, HSLFI sold or contributed to HFI certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFI are collateralized by all investments held by HFI and permit an advance rate of up to 67% of the aggregate principal amount of eligible debt investments. All advances under the NYL Facility are scheduled to mature in June 2030.

On May 24, 2023, we amended the NYL Facility to, among other things, increase the commitment by $50.0 million to enable our wholly-owned subsidiary to issue up to $250.0 million of secured notes. On April 25, 2025, we amended the NYL Facility to, among other things, extend the investment period to June 5, 2027. In addition, the amendment amended the interest rate for advances made after April 25, 2025, fixing the interest rate at the greater of (i) 4.60% and (ii) the Three Year I Curve plus 2.95% with the interest rate to be reset on any advance date.

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2025 and December 31, 2024, there were approximately $1.4 million of such restricted investments.

There were $181.0 million in notes issued to the NYL Noteholders as of June 30, 2025 and December 31, 2024 at an interest rate of 6.55% and 6.47%, respectively. As of June 30, 2025 and December 31, 2024, we had borrowing capacity under the NYL Facility of $69.0 million. At June 30, 2025 and December 31, 2024, $0.2 million and $8.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Horizon Technology Finance Corporation and Subsidiaries

Nuveen Facility

HFII entered into the Nuveen Facility with the Nuveen Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement us and the Nuveen Noteholders. On June 21, 2024, we sold or contributed to HFII certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFII are collateralized by all investments held by HFII and permit an advance rate of up to 67.5% of the aggregate principal amount of eligible debt investments. The Nuveen Facility bore interest, payable monthly, determined at a rate per annum equal to the greater of (i) the yield for the United States Treasury constant maturity 3-year and 5-year in the most recent statistical release published by the Board of Governors of the Federal Reserve System designated as “Selected Interest Rates (Daily) – H.15” interpolated to a 4.88-year weighted average life (the “Pricing Benchmark”) plus 3.15% and (ii) 5.00%.

On May 23, 2025, we amended the Nuveen Facility to, among other things, extend the investment period to June 21, 2028 and the maturity date to June 10, 2034, and increase the commitment by $100.0 million which enables our wholly-owned subsidiary to issue up to $200.0 million of secured notes. In addition, the amendment amended the interest rate for advances made after May 23, 2025, fixing the interest rate at the greater of (i) 5.00% and (ii) the Pricing Benchmark plus 2.95%.

Under the terms of the Nuveen Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2025 and December 31, 2024, there were approximately $1.1 million and $1.0 million, respectively, of such restricted investments.

There were $90.0 million and $75.0 million in notes issued to the Nuveen Noteholders as of June 30, 2025 and December 31, 2024 at an interest rate of 7.21% and 7.14%, respectively. As of June 30, 2025 and December 31, 2024, we had borrowing capacity under the Nuveen Facility of $110.0 million and $25.0 million. At June 30, 2025 and December 31, 2024, $0.8 million and $9.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

At June 30, 2025 and December 31, 2024, the 2022 Asset-Backed Notes had an outstanding principal balance of $34.2 million and $81.1 million, respectively.

Under the terms of the 2022 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may be used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2025, and December 31, 2024, there were approximately $0.8 million and $1.0 million, respectively, of such restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (or the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2025, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2025, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

During the three and six months ended June 30, 2025, the holders of a portion of the 2031 Convertible Notes converted $12.5 million in outstanding principal of the 2031 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 1,621,503 shares of common stock at a weighted average conversion price of $7.79, together with cash in lieu of fractional shares, in accordance with noteholder conversion notice.

As of June 30, 2025 and December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $7.5 million and $20.0 million, respectively.

Other assets

As of June 30, 2025 and December 31, 2024, other assets were $8.7 million and $6.5 million, respectively, which were primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2025:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$427,669	$118,864	$204,446	$96,859	$7,500
Unfunded commitments	149,000	105,500	43,500	—	—
Incentive fee deferral	24,603	1,256	23,347	—	—
Total	$601,272	$225,620	$271,293	$96,859	$7,500

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2025, we had unfunded commitments of $149.0 million. This includes $10.0 million of undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of June 30, 2025, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

Horizon Technology Finance Corporation and Subsidiaries

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three months ended June 30, 2025 and 2024, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $2.3 million and $2.6 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. During the six months ended June 30, 2025 and 2024, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $4.4 million and $4.9 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of June 30, 2025 and December 31, 2024, the total amount subject to recoupment was $24.6 million and $20.2 million, respectively. Our Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, our net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver is effective commencing with the quarter ending March 31, 2025 and terminates with the quarter ending December 31, 2025. During the three and six months ended June 30, 2025, our Advisor did not earn an income incentive fee.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2025 and 2024, our Advisor earned $3.0 million pursuant to the Investment Management Agreement. During the six months ended June 30, 2025 and 2024, our Advisor earned $6.1 million and $6.5 million, respectively, pursuant to the Investment Management Agreement.

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

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended June 30, 2025 and 2024, our Advisor earned $0.4 million pursuant to the Administration Agreement. During the six months ended June 30, 2025 and 2024, our Advisor earned $0.8 million and $0.9 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and six months ended June 30, 2025, we recognized in interest income $0.2 million from debt investments while on nonaccrual status. For the three and six months ended June 30, 2024, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2025 and December 31, 2024.

Recent developments

On July 1, 2025, we received proceeds of $2.7 million from the exercise of our warrants in Kate Farms, Inc.

On July 10, 2025, the holders of a portion of the 2031 Convertible Notes converted $3.75 million in outstanding principal of the 2031 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 496,256 shares of common stock at a conversion price of $7.57 per share, together with cash in lieu of fractional shares.

On July 18, 2025, Noodle Partners, Inc. (“Noodle”) prepaid its outstanding principal balance of $16.7 million on its venture loan, plus interest, end-of-term payment and prepayment penalty. We continue to hold warrants in Noodle.

On July 18, 2025, we received a principal paydown of $2.0 million on its venture loans to Tallac Therapeutics, Inc.

On July 29, 2025, Pivot Bio, Inc. (“Pivot Bio”) prepaid its outstanding principal balance of $10.0 million on its venture loan, plus interest, end-of-term payment and prepayment penalty. We continue to hold warrants in Pivot Bio.

On July 30, 2025, Native Microbials, Inc. (“Native Microbials”) prepaid its outstanding principal balance of $3.5 million on its venture loan, plus interest, end-of-term payment and prepayment penalty. We continue to hold warrants in Native Microbials.

On August 5, 2025, our Board authorized an increase in the maximum amount of our shares that can be repurchased on the open market or in privately negotiated purchases pursuant to Rule 10b-18 and other applicable provisions of the Securities Exchange Act of 1934, as amended from up to $5,000,000 of shares to up to $10,000,000 of shares, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of our most recently disclosed net asset value per share.

On August 6, 2025, we purchased substantially all of the remaining assets of Powerscourt Investments XXV, LP for $22.5 million. We expect the purchase to be accretive to our net asset value when reported in our financial results for the third quarter.

On August 7, 2025, we entered into a certain Merger Agreement with Monroe Capital Corporation (“MRCC”; NASDAQ: MRCC) wherein MRCC will merge with and into us, subject to the receipt of, among other things, approval by our shareholders and by the shareholders of MRCC and the satisfaction of other closing conditions.

Horizon Technology Finance Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2025 and December 31, 2024, 99% of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our June 30, 2025 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at June 30, 2025, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$15,941	$—	$15,941
Up 200 basis points	$10,043	$—	$10,043
Up 100 basis points	$4,145	$—	$4,145
Down 300 basis points	$(3,726)	$—	$(3,726)
Down 200 basis points	$(2,813)	$—	$(2,813)
Down 100 basis points	$(1,709)	$—	$(1,709)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2026 Notes, our 2031 Convertible Notes and our 2022 Asset-Backed Notes bear interest at a fixed rate, our Credit Facilities have floating interest rate provisions. The Key Facility is subject to an interest rate floor of 0.10% per annum, based on a prime rate index which resets monthly. The interest payable on the NYL Facility is based on the Three Year I Curve rate plus a margin of 2.95% with an interest rate floor and resets on any advance date. The interest payable on the Nuveen Facility is based on the United States Treasury constant maturity 3-year and 5-year rates plus a margin of 2.95% with an interest rate floor and resets on any advance date. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”), and related Commodity Futures Trading Commission (the “CFTC”), regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

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

Inflation, Market Volatility and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation accelerated in the United States and globally before falling to lower levels at the end of 2023. Inflation may revive in the near to medium-term, particularly in the United States, with the advent of significant trade tariffs at the federal level, and monetary policy may tighten in response.  Persistent inflationary pressures, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions could affect our portfolio companies’ profit margins.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024.

Horizon Technology Finance Corporation and Subsidiaries

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 6 to Sale and Servicing Agreement, dated as of April 25, 2025, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Loan Fund I LLC, the originator and seller, Horizon Technology Finance Corporation, the servicer, U.S. Bank Trust Company, National Association and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on April 28, 2025)
10.2	Fifth Supplemental Indenture, dated as of April 25, 2025, by and among Horizon Funding I, LLC, the issuer, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on April 28, 2025)
10.3	First Supplemental Indenture, dated as of May 23, 2025, by and among Horizon Funding II, LLC, the issuer, and U.S. Bank Trust Company, National Association, the trustee (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 27, 2025)
10.4	Amended and Restated Note Funding Agreement, dated as of May 23, 2025, by and among Horizon Funding II, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 27, 2025)
10.5	Amendment No. 1 to Sale and Servicing Agreement, dated as of May 23, 2025, by and among Horizon Funding II, LLC, the issuer, Horizon Technology Finance Corporation, the seller, originator and servicer, U.S. Bank Trust Company, National Association, the trustee, and U.S. Bank National Association, the backup servicer, custodian, lockbox and securities intermediary (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 27, 2025)
14*	Code of Ethics of the Company
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

Horizon Technology Finance Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: August 7, 2025	By:	/s/ Michael P. Balkin
	Name:	Michael P. Balkin
	Title:	Chief Executive Officer

Date: August 7, 2025	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer