Form 10-Q
period 2025-09-30
Horizon Technology Finance Corp
filed 2025-10-28
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of October 28, 2025 was 44,383,292.

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

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $616,488 and $694,503, respectively)	$557,582	$657,765
Non-controlled affiliate investments at fair value (cost of $58,970 and $27,491, respectively) (Note 5)	44,816	8,307
Controlled affiliate investments at fair value (cost of $10,735 and $44,780, respectively) (Note 5)	1,116	31,819
Total investments at fair value (cost of $686,193 and $766,774, respectively) (Note 4)	603,514	697,891
Cash	84,662	70,264
Investments in money market funds	43,828	27,266
Restricted investments in money market funds	2,417	3,338
Interest receivable	15,867	16,559
Other assets	8,924	6,515
Total assets	$759,212	$821,833

Liabilities
Borrowings (Note 7)	$424,031	$467,904
Distributions payable	14,624	13,159
Base management fee payable (Note 3)	921	1,045
Other accrued expenses	3,935	3,542
Total liabilities	443,511	485,650

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 44,482,470 and 40,043,312 shares issued and 44,315,005 and 39,875,847 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	49	44
Paid-in capital in excess of par	551,358	518,200
Distributable loss	(235,706)	(182,061)
Total net assets	315,701	336,183
Total liabilities and net assets	$759,212	$821,833
Net asset value per common share	$7.12	$8.43

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Investment income
From non-affiliate investments:
Interest income	$23,803	$22,940	$69,906	$73,103
Fee income	2,028	1,382	5,002	2,661
From non-controlled affiliate investments:
Interest income	462	—	462	—
From controlled affiliate investments:
Interest income (reversal)	25	241	(16)	606
Total investment income	26,318	24,563	75,354	76,370
Expenses
Interest expense	7,897	7,945	24,780	24,046
Base management fee (Note 3)	2,748	2,989	8,887	9,178
Performance based incentive fee (Note 3)	—	—	—	295
Administrative fee (Note 3)	377	400	1,203	1,259
Professional fees	493	587	1,722	1,707
General and administrative	437	432	1,477	1,419
Total expenses	11,952	12,353	38,069	37,904
Net investment income before excise tax	14,366	12,210	37,285	38,466
Provision for excise tax	373	373	1,123	1,109
Net investment income	13,993	11,837	36,162	37,357
Net realized and unrealized gain (loss)
Net realized gain (loss) on non-affiliate investments	2,590	(33,894)	(6,703)	(31,459)
Net realized gain on non-controlled affiliate investments	—	—	—	37
Net realized loss on controlled affiliate investments	(25,117)	—	(25,117)	—
Net realized loss on investments	(22,527)	(33,894)	(31,820)	(31,422)
Net realized loss on extinguishment of debt	(1,261)	—	(2,037)	—
Net realized loss	(23,788)	(33,894)	(33,857)	(31,422)
Net unrealized appreciation (depreciation) on non-affiliate investments	25,659	35,407	(1,266)	(2,094)
Net unrealized appreciation (depreciation) on non-controlled affiliate investments	1,812	(6,237)	210	8,374
Net unrealized appreciation (depreciation) on controlled affiliate investments	13,046	165	(12,740)	(5,416)
Net unrealized appreciation (depreciation) on investments	40,517	29,335	(13,796)	864
Net realized and unrealized gain (loss)	16,729	(4,559)	(47,653)	(30,558)
Net increase (decrease) in net assets resulting from operations	$30,722	$7,278	$(11,491)	$6,799
Net investment income per common share - basic	$0.32	$0.32	$0.87	$1.06
Net investment income per common share - diluted	$0.31	$0.32	$0.87	$1.06
Net increase (decrease) in net assets resulting from operations per common share - basic	$0.71	$0.20	$(0.28)	$0.19
Net increase (decrease) in net assets resulting from operations per common share - diluted (1)	$0.68	$0.20	$(0.28)	$0.19
Weighted average shares outstanding - basic	43,101,307	36,571,000	41,525,869	35,200,189
Weighted average shares outstanding - diluted	45,838,142	36,571,000	41,525,869	35,200,189
Distributions declared per share	$0.33	$0.33	$0.99	$1.04

(1)	For the nine months ended September 30, 2025, the impact of the hypothetical conversion of 2031 Convertible Notes and the 2030 Convertible Notes would have been antidilutive to net decrease in net assets resulting from operations per common share (Note 11).

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at June 30, 2024	36,043,815	40	481,349	(152,611)	$328,778
Issuance of common stock, net of offering costs	1,709,096	2	18,413	—	18,415
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	11,837	11,837
Net realized loss on investments	—	—	—	(33,894)	(33,894)
Net unrealized appreciation on investments	—	—	—	29,335	29,335
Issuance of common stock under dividend reinvestment plan	50,153	—	583	—	583
Distributions declared	—	—	—	(12,521)	(12,521)
Balance at September 30, 2024	37,803,064	42	500,345	(157,854)	342,533

Balance at June 30, 2025	42,027,567	$47	$535,423	$(251,675)	283,795
Issuance of common stock, net of offering costs	1,570,248	1	10,620	—	10,621
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	13,993	13,993
Net realized loss on investments	—	—	—	(22,527)	(22,527)
Net realized loss on extinguishment of debt	—	—	—	(1,261)	(1,261)
Net unrealized appreciation on investments	—	—	—	40,517	40,517
Issuance of common stock under dividend reinvestment plan	74,147	—	546	—	546
Issuance of common stock in extinguishment of debt	643,043	1	4,769	—	4,770
Distributions declared	—	—	—	(14,753)	(14,753)
Balance at September 30, 2025	44,315,005	$49	$551,358	$(235,706)	$315,701

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2023	33,367,389	$36	$450,949	$(127,004)	$323,981
Issuance of common stock, net of offering costs	4,279,141	6	47,521	—	47,527
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	37,357	37,357
Net realized loss on investments	—	—	—	(31,422)	(31,422)
Net unrealized appreciation on investments	—	—	—	864	864
Issuance of common stock under dividend reinvestment plan	156,534	—	1,875	—	1,875
Distributions declared	—	—	—	(37,649)	(37,649)
Balance at September 30, 2024	37,803,064	42	500,345	(157,854)	342,533

Balance at December 31, 2024	39,875,847	44	518,200	(182,061)	336,183
Issuance of common stock, net of offering costs	1,974,553	2	14,180	—	14,182
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	36,162	36,162
Net realized loss on investments	—	—	—	(31,820)	(31,820)
Net realized loss on extinguishment of debt	—	—	—	(2,037)	(2,037)
Net unrealized depreciation on investments	—	—	—	(13,796)	(13,796)
Issuance of common stock under dividend reinvestment plan	200,059	—	1,606	—	1,606
Issuance of common stock in extinguishment of debt	2,264,546	3	17,372	—	17,375
Distributions declared	—	—	—	(42,154)	(42,154)
Balance at September 30, 2025	44,315,005	$49	$551,358	$(235,706)	$315,701

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(11,491)	$6,799
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	1,973	1,272
Net realized loss on investments	31,820	31,422
Net realized loss on extinguishment of debt	2,037	—
Net unrealized depreciation (appreciation) on investments	13,796	(864)
Purchase of investments	(153,805)	(121,211)
Principal payments received on investments	204,604	120,448
Payment-in-kind (“PIK”) interest on investments	(1,192)	(2,114)
Proceeds from sale of investments	5,317	157
Equity received in settlement of interest and fee income	(3,209)	—
Warrants received in settlement of fee income	(71)	(359)
Accrued interest converted to common stock	125	—
Changes in assets and liabilities:
Increase in interest receivable	(1,803)	(775)
Decrease (increase) in end-of-term payments	2,495	(1,088)
Decrease in unearned income	(2,883)	(2,381)
Increase in other assets	(927)	(201)
Increase (decrease) in other accrued expenses	393	(1,005)
Decrease in base management fee payable	(124)	(27)
Net cash provided by operating activities	87,055	30,073
Cash flows from financing activities:
Proceeds from issuance of 2030 Convertible Notes	40,000	—
Repayment of 2022 Asset-Backed Notes	(81,078)	(9,030)
Proceeds from issuance of common stock, net of offering costs	14,182	47,527
Advances on Credit Facilities	15,000	50,000
Repayment of Credit Facilities	—	(70,000)
Debt issuance costs	(6,037)	(3,334)
Distributions paid	(39,083)	(34,310)
Net cash used in financing activities	(57,016)	(19,147)
Net increase in cash, cash equivalents and restricted cash	30,039	10,926
Cash, cash equivalents and restricted cash:
Beginning of period	100,868	75,722
End of period	$130,907	$86,648

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,828	$22,770
Supplemental non-cash operating and financing activities:
Refinanced debt investment balances	$46,250	$19,540
Warrant investments received and recorded as unearned income	$278	$1,269
Debt converted to common stock	$17,250	$—
Distributions payable	$14,624	$12,475
End-of-term payments receivable	$11,033	$12,905
Non-cash income	$12,008	$9,448

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	September 30,
	2025	2024
Cash	$84,662	$52,302
Investments in money market funds	43,828	31,080
Restricted investments in money market funds	2,417	3,266
Total cash, cash equivalents and restricted cash	$130,907	$86,648

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 176.6% (8)
Non-Affiliate Debt Investments — 169.1% (8)
Non-Affiliate Debt Investments — Life Science — 84.4% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	10,000	9,940	9,940
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,500	5,467	5,467
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,970	4,970
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,970	4,970
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	11.97%		Prime	4.72%	9.75%	—	5.00%	November 1, 2025	417	414	414
		Term Loan	11.97%		Prime	4.72%	9.75%	—	5.00%	May 1, 2026	2,917	2,911	2,911
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	11.00%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,500	4,485	4,485
		Term Loan	11.00%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,500	4,485	4,485
		Term Loan	11.00%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,500	4,485	4,485
		Term Loan	11.00%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,500	4,485	4,485
Long Grove Pharmaceuticals, LLC (2)(12)	Biotechnology	Term Loan	8.28	% (11)	1-month SOFR	4.00%	6.00%	—	—	February 27, 2031	10,217	10,004	10,004
Provivi, Inc. (2)(12)(13)	Biotechnology	Term Loan	12.61	% (11)	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	2,092	1,934	1,010
		Term Loan	12.61	% (11)	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	2,092	1,934	1,010
		Term Loan	12.61	% (11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,046	964	503
		Term Loan	12.61	% (11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,046	964	503
		Term Loan	12.61	% (11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,046	963	503
		Term Loan	12.61	% (11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	1,046	963	503
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Term Loan	12.75%		Prime	5.50%	8.75%	—	6.00%	October 1, 2025	202	202	202
		Term Loan	12.75%		Prime	5.50%	8.75%		6.00%	October 1, 2025	101	101	101
		Term Loan (18)	12.75%		Prime	5.50%	8.75%	—	6.00%	October 1, 2025	304	41	304
Tallac Therapeutics, Inc. (2)(12)(13)	Biotechnology	Term Loan	12.25%		Prime	4.25%	12.25%	—	14.00%	August 1, 2027	1,500	1,478	200
		Term Loan	12.25%		Prime	4.25%	12.25%	—	14.00%	August 1, 2027	1,500	1,478	200

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Ceribell, Inc. (2)(5)(12)	Medical Device	Term Loan	10.00%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,830	4,830
		Term Loan	10.00%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,950	4,950
		Term Loan	10.00%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	4,000	3,960	3,960
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.57%		Prime	6.32%	10.75%	—	10.88%	July 1, 2026	2,801	2,777	2,777
		Term Loan	13.57%		Prime	6.32%	10.75%	—	10.88%	July 1, 2026	2,801	2,777	2,777
Infobionic, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,933	4,933
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,933	4,933
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,933	4,933
MicroTransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,707	3,707
		Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,707	3,707
MML US, Inc. (2)(12)	Medical Device	Term Loan	10.25	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	2,545	2,423	2,423
		Term Loan	10.25	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	2,545	2,523	2,523
		Term Loan	10.25	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	5,090	5,046	5,046
		Term Loan	10.25	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	5,090	5,046	5,046
		Term Loan	10.25	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	5,052	5,005	5,005
		Term Loan	10.25	% (11)	Prime	3.00%	10.00%	—	3.00%	March 1, 2030	5,052	5,005	5,005
Onkos Surgical, Inc. (2)(12)	Medical Device	Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,867	9,867
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,867	9,867
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,933	4,933
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,933	4,933
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	October 1, 2030	5,000	4,923	4,923
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	10,000	9,843	9,843
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	10,000	9,885	9,885
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	5,000	4,942	4,942
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	1,500	1,483	1,483
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,486	2,486
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,486	2,486
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,973	4,973
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,973	4,973
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,722	3,722
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,722	3,722
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,722	3,722
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,722	3,722

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Spineology, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	5,000	4,931	4,931
		Term Loan	12.25%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,191	4,191
		Term Loan	12.25%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,191	4,191
		Term Loan	12.25%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	2,500	2,465	2,465
Vero Biotech, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	15,000	14,785	14,785
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	10,000	9,857	9,857
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	5,000	4,927	4,927
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	2,500	2,463	2,463
Total Non-Affiliate Debt Investments — Life Science											272,485	266,502
Non-Affiliate Debt Investments — Sustainability — 1.5% (8)
SparkCharge, Inc. (2)(12)	Alternative Energy	Term Loan	12.00%	Prime	4.00%	12.00%	—	5.00%	May 1, 2029	2,500	2,346	2,346
		Term Loan	12.00%	Prime	4.00%	12.00%	—	5.00%	May 1, 2029	2,500	2,468	2,468
Total Non-Affiliate Debt Investments — Sustainability											4,814	4,814

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Technology — 50.7% (8)
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	12.25%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	1,333	1,145	1,145
		Term Loan	12.25%		Prime	5.00%	5.00%	—	10.40%	March 1, 2027	2,000	1,753	1,753
		Term Loan (18)	10.75%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	3,375	1,915	3,375
		Term Loan	10.75%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	10.75%		Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.75%		Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	2,770	2,383
		Term Loan (18)	10.75%		Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	1,286	2,304
NextCar Holding Company, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	6,441	5,187	879
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	2,576	2,075	352
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,220	2,594	439
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,865	3,112	527
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,220	2,594	439
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,220	2,594	439
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	6,441	5,187	879
		Term Loan	13.25	% (11)	Prime	5.75%	9.00%	—	5.25%	October 31, 2023	3,220	2,594	439
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	5,000	4,956	4,956
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,478	2,478
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,474	2,474
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	October 1, 2028	2,500	2,468	2,468
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	April 1, 2029	2,500	2,478	2,478
		Term Loan	14.00%		Prime	5.50%	14.00%	—	3.00%	February 1, 2030	2,500	2,478	2,478
Crafty Holdings, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,862	4,862
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,927	4,927
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,927	4,927
Dropoff, Inc. (2)(12)	Software	Term Loan (18)	13.75%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	7,850	2,449	4,329
		Term Loan	13.75%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,804	6,773	3,735
		Term Loan	13.75%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,280	6,252	3,447
		Term Loan	13.75%		Prime	6.50%	9.75%	—	3.50%	June 1, 2026	2,617	2,608	1,438
HappyCo, Inc. (2)(12)	Software	Term Loan	11.38%		Prime	3.75%	11.00%	—	2.75%	February 1, 2030	3,000	2,942	2,942
		Term Loan	11.38%		Prime	3.75%	11.00%	—	2.75%	February 1, 2030	3,000	2,967	2,967
		Term Loan	11.38%		Prime	3.75%	11.00%	—	2.75%	February 1, 2030	2,000	1,977	1,977

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	12.75%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	6,667	6,656	6,656
		Term Loan	12.75%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	6,667	6,656	6,656
		Term Loan	12.75%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	3,333	3,328	3,328
		Term Loan	12.75%	Prime	5.50%	10.25%	—	4.00%	April 1, 2026	3,333	3,328	3,328
MasteryPrep, LLC (2)(12)	Software	Term Loan	11.50%	Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,379	7,379
		Term Loan	11.50%	Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,429	7,429
Mirantis, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,951	4,951
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,951	4,951
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,951	4,951
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2028	5,000	4,951	4,951
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,433	2,433
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,500	3,494	3,494
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,495	2,495
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,500	1,497	1,497
		Term Loan	12.00%	Prime	4.25%	12.00%	—	2.50%	July 1, 2029	5,000	4,987	4,987
Ursa Space Systems, Inc. (2)(12)	Software	Term Loan	12.00%	Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,455	2,455
		Term Loan	12.00%	Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,455	2,455
		Term Loan	12.00%	Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,437	2,437
		Term Loan	12.00%	Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,437	2,437
Viken Detection Corporation (2)(12)	Software	Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	3,500	3,476	3,476
		Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	1,750	1,738	1,738
		Term Loan	11.75%	Prime	4.00%	11.75%	—	3.50%	June 1, 2027	1,750	1,738	1,738
Total Non-Affiliate Debt Investments — Technology											184,670	160,084
Non-Affiliate Debt Investments — Healthcare information and services — 32.5% (8)
Hound Labs Inc. (12)	Diagnostics	Term Loan	13.25%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,929	300	1,820
		Term Loan	13.25%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,607	1,644	1,561
		Term Loan	13.25%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	1,607	1,596	1,516
		Term Loan	13.25%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	964	150	910
		Term Loan	13.25%	Prime	6.00%	9.25%	—	3.50%	June 1, 2026	3,214	3,194	3,033
		Term Loan	14.00%	Fixed	—	—	—	50.00%	March 1, 2025	300	300	283
		Term Loan	14.00%	Fixed	—	—	—	100.00%	March 1, 2025	250	250	236
Parse Biosciences, Inc. (2)(12)	Diagnostics	Term Loan	11.50%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,932	4,932
		Term Loan	11.50%	Prime	3.25%	11.50%	—	5.00%	January 1, 2028	5,000	4,932	4,932

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
BrightInsight, Inc. (2)(12)	Software	Term Loan (18)	13.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	5,750	3,155	5,566
		Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	6,708	6,683	6,470
		Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,354	3,342	3,235
		Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	August 1, 2027	3,354	3,342	3,235
		Term Loan	13.00%	Prime	5.50%	9.50%	—	3.00%	April 1, 2028	2,750	2,727	2,639
		Term Loan (18)	13.00%	Prime	5.50%	9.50%	—	3.00%	April 1, 2028	2,250	1,277	2,178
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	10,000	9,924	9,924
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,962	4,962
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,962	4,962
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,962	4,962
GT Medical Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,602	3,602
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,702	3,702
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	7,500	7,404	7,404
Hometeam Technologies, Inc. (2)(12)(14)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,961	4,117
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,961	4,116
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,861	4,034
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,961	4,116
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	5,000	4,961	4,116
Total Non-Affiliate Debt Investments — Healthcare information and services											102,047	102,563
Total Non- Affiliate Debt Investments											$564,016	$533,963

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 5.2% (8)
Non-Affiliate Warrants — Life Science — 2.0% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	149	311	—
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock Warrant	400,000	5	1
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	13,821	372	413
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	448
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	134,614	139	12
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	568	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	178,631	93	4
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	381,625	161	—
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,980	312	—
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	454,544	267	6
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	738
Tallac Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	2,266,669	198	—
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	65	1,347
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	1
Ceribell, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	89,903	147	328
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	61,170	—	2
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,152,669	162	3
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	13,203,395	268	1
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,939,813	174	464
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	33
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,371,554	267	324

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	900,043	194	545
Meditrina, Inc. (12)	Medical Device	Preferred Stock Warrant	233,993	83	25
MicroTransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	47	50
Onkos Surgical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	443,674	192	223
Scientia Vascular, Inc (2)(12)	Medical Device	Common Stock Warrant	24,000	60	60
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	49,157	206	604
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,133	275	159
Spineology, Inc. (2)(12)	Medical Device	Common Stock Warrant	27,139	137	108
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	45,101	37	53
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	3,701	379	195
Total Non-Affiliate Warrants — Life Science				5,451	6,147
Non-Affiliate Warrants — Sustainability — 0.0% (8)
SparkCharge, Inc. (2)(12)	Alternative Energy	Preferred Stock Warrant	2,264,151	45	31
Pivot Bio, Inc. (2)(12)	Energy Efficiency	Preferred Stock Warrant	210,418	14	12
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(15)	Other Sustainability	Preferred Stock Warrant	800,000	88	2
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	122,717	53	46
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	66,605	185	29
Total Non-Affiliate Warrants — Sustainability				385	120
Non-Affiliate Warrants — Technology — 3.1% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	2,654	50	31
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	2,911
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	6
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	224,712	57	76
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	41
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	13,068	80	64
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	71,014	538	791
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,633,929	3,463	3,510
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	500	41	47
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	12,618	188	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	3,913,723	9	—
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	135
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	10,833	325	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	26
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	57
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	106
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	151
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,316	162	—
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	119
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	161,215	98	348
Crafty Holdings, Inc. (2)(12)	Software	Common Stock Warrant	243,278	132	132
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	723,228	455	—
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	294,723	60	—
HappyCo, Inc. (2)(12)	Software	Preferred Stock Warrant	96,228	26	24
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	525,000	82	6
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	202,616	57	96
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	422

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
OneNetworks, Inc. (2)(12)	Software	Preferred Stock Warrant	184,646	3	2
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	86
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	177	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	21
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	71
Topia Mobility, Inc. (2)(12)	Software	Common Stock Warrant	30,496	138	—
Ursa Space Systems, Inc. (2)(12)	Software	Preferred Stock Warrant	1,075,072	151	140
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	372
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	6
Total Non-Affiliate Warrants — Technology				8,459	9,797
Non-Affiliate Warrants — Healthcare information and services — 0.1% (8)
Hound Labs, Inc (12)	Diagnostics	Preferred Stock Warrant	451,796	46	—
Parse Biosciences, Inc. (2)(12)	Diagnostics	Common Stock Warrant	32,244	71	22
Parse Biosciences, Inc. (2)(12)	Diagnostics	Preferred Stock Warrant	184,253	166	64
GT Medical Technologies, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	326,640	144	152
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	123,284	167	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	—
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	206,983	163	142
Total Non-Affiliate Warrants — Healthcare information and services				948	380
Total Non-Affiliate Warrants				15,243	16,444
Non-Affiliate Other Investments — 0.6% (8)
Non-Affiliate Other Investments — Life Science — 0.6% (8)
BioVaxys Technology Corp. (12)	Biotechnology	Royalty Agreement		5,073	—
Aerobiotix, LLC (12)	Medical Device	Royalty Agreement		1,538	1,448
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,116	383
Robin Healthcare, Inc. (2)(12)	Medical Device	Royalty Agreement		7,330	—
Total Non-Affiliate Other Investments — Life Science				15,057	1,831
Non-Affiliate Other Investments — Technology — 0.0% (8)
Better Place Forests Co. (12)(17)	Consumer-related Technologies	Other Investment		11,010	—
Total Non-Affiliate Other Investments — Technology				11,010	—
Total Non-Affiliate Other Investments				26,067	1,831
Non-Affiliate Equity — 1.7% (8)
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock	66,170	14	14
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	40,000	—	553
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	250
Emalex Biosciences, Inc. (12)	Biotechnology	Preferred Stock	47,461	545	656
Axiom Space, Inc. (12)	Communications	Preferred Stock	1,810	261	306
PebblePost, Inc. (2)(12)	Communications	Preferred Stock	56,212	73	73
Caastle, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	242,180	2,681	—
Getaround, Inc. (2)(5)	Consumer-related Technologies	Common Stock	87,082	253	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	89	—
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	—
Cognoa, Inc. (2)(12)	Medical Device	Common Stock	16,247,754	976	975
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock	2,119,272	500	500
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	13
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	—
Kodiak Robotics, Inc. (2)(5)(12)	Software	Common Stock	292,892	2,600	2,004
Total Non-Affiliate Equity				11,162	5,344
Total Non-Affiliate Portfolio Investment Assets				$616,488	$557,582

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 14.2% (8)
Non-Controlled Affiliate Debt Investments — 8.0% (8)
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan (18)	11.75% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	5,092	273	5,092
		Term Loan	11.75% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	3,394	3,339	3,339
		Term Loan	11.75% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	1,697	1,669	1,669
		Term Loan	11.75% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	3,394	3,338	3,338
		Term Loan	11.75% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	1,697	1,669	1,669
		Term Loan	11.75% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	3,394	3,336	3,336
		Term Loan	11.75% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	1,697	1,668	1,668
		Revolver	9.75%	Prime	2.50%	9.75%	—	—	September 1, 2026	5,000	5,000	5,000
											20,292	25,111

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Controlled Affiliate Other Investments — 0.4% (8)
Evelo Holdings, Inc. (2)(5)(12)(16)	Biotechnology	Other Investment		$20,342	$1,350
Total Non-Controlled Affiliate Other Investments				20,342	1,350
Non-controlled Affiliate Equity — 5.8% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	—	—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock	1,835,534	13,209	18,355
Total Non-Controlled Affiliate Equity				18,209	18,355
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$58,970	$44,816

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 0.4% (8)
Controlled Affiliate Debt Investments — 0.4% (8)
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%	Fixed	—	—	—	—	July 1, 2027	$790	$811	$812
		Term Loan (18)	10.00%	Fixed	—	—	—	—	July 1, 2027	304	173	304
Total Controlled Affiliate Debt Investments											$984	$1,116

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — 0.0% (8)
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	168,377	9,751	—
Total Controlled Affiliate Equity				9,751	—
Total Controlled Affiliate Portfolio Investment Assets				10,735	$1,116
Total Portfolio Investment Assets — 191.2% (8)				$686,193	$603,514

Short Term Investments - Unrestricted Investments - 13.9% (8)
US Bank Money Market Deposit Account	43,828	43,828
Total Short Term Investments - Unrestricted Investments	$43,828	$43,828

Short Term Investments - Restricted Investments - 0.8% (8)
US Bank Money Market Deposit Account	2,417	2,417
Total Short Term Investments - Restricted Investments	$2,417	$2,417

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(Dollars in thousands)

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Has been pledged as collateral under the revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), a credit facility (the “NYL Facility”) led by New York Life Insurance Company and/or a credit facility (the “Nuveen Facility”, together with the Key Facility and the NYL Facility, the “Credit Facilities”) led by Nuveen Alternatives Advisors LLC.
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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  September 30, 2025 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of September 30, 2025, 0.0% of the Company's total assets on a cost and fair value basis are in non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Investment has a PIK feature in which the accrued interest or a portion of the accrued interest is added to the then-outstanding principal amount of the investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of September 30, 2025.
(14)	Debt investment is on non-accrual status as of September 30, 2025 and interest payments will be recognized as income on a cash basis.
(15)	On or about September 13, 2023, in connection with New Aerofarms, Inc. purchase of substantially all of the assets of Aerofarms, Inc. in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of Horizon in Aerofarms, Inc.
(16)	The investment originally consisted of debt investments in Evelo Biosciences Inc. (“Evelo”). Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings, Inc. (“Evelo Holdings”) and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo, as well as certain assets it seeks to sell. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings or other assets are sold, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.
(17)	The investment originally consisted of debt investments in Better Place Forests Co. (“Better Place”). On April 30, 2025, Better Place transferred ownership of all of its right, title and interest in and to all of its tangible and intangible assets to Better Place ABC, LLC, a California limited liability company (“BP ABC”) and BP ABC sold a portion of such assets to Memorial Forests Foundation in consideration for, among other things, the assumption of certain liabilities of BP ABC. The Company has a first priority security interest in the remaining assets of BP ABC, including certain rights to employee retention tax credits, so if any payments are received by BP ABC, the Company will receive a portion of the proceeds from the same, until such time, if ever, that all of the obligations of BP ABC to the Company are repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.
(18)	On August 6, 2025, the Company purchased a portfolio of debt and related investments of Powerscourt XXV LP, a fund managed by Waterfall Asset Management (“WAM”), for a purchase price of $22.5 million, which assets at the purchase date had a fair value of $36.5 million and included debt investments on accrual status with a principal balance of $34.9 million. WAM and the Advisor (as defined in Note 1) had previously entered into Master Program Agreement in March 2023 whereby the Advisor offered WAM the opportunity to participate, as a co-lender with the Company, in debt investments originated by the Advisor. WAM retained all investment decisions. In 2023, WAM ceased making new investments under the program, as it no longer wished to pursue a venture debt strategy.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-controlled Affiliate Equity — 0.0% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	—	—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Total Non-Controlled Affiliate Equity				5,000	—
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$27,491	$8,307

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Controlled Affiliate Investments — 9.5% (8)
Controlled Affiliate Debt Investments — 2.3% (8)
Better Place Forests Co. (12)(13)	Consumer-related Technologies	Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	2.78%	August 1, 2029	$4,012	$4,058	$—
		Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	2.78%	August 1, 2029	2,006	1,989	—
		Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	—	August 1, 2025	538	538	—
		Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	—	August 1, 2025	532	532	—
		Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	—	August 1, 2025	521	521	—
		Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	—	August 1, 2025	513	513	—
		Term Loan	12.00	% (11)	Prime	3.75%	12.00%	—	—	August 1, 2025	505	505	—
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%		Fixed	—	—	—	—	July 1, 2027	790	790	638
Swift Health Systems Inc. (2)(12)	Medical Device	Term Loan	10.25	% (11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,925	1,658
		Term Loan	10.25	% (11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,925	1,658
		Term Loan	10.25	% (11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,922	1,654
		Term Loan	10.25	% (11)	Prime	2.50%	2.50%	—	9.14%	June 1, 2028	1,948	1,922	1,654
		Term Loan	10.25	% (11)	Prime	2.50%	2.50%	—	100.00%	June 1, 2028	315	315	271
		Term Loan	10.25	% (11)	Prime	2.50%	2.50%	—	100.00%	June 1, 2028	156	156	135
Total Controlled Affiliate Debt Investments												$17,611	$7,668

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Controlled Affiliate Equity — 5.3% (8)
Better Place Forests Co. (12)	Consumer-related Technologies	Common Stock	2,278,272	639	—
Better Place Forests Co. (12)	Consumer-related Technologies	Preferred Stock	5,350,142	3,922	—
Nexii, Inc. (2)(12)	Other Sustainability	Common Stock	108,320	3,297	—
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	542	3,419	7,909
Swift Health Systems Inc. (2)(12)	Medical Device	Preferred Stock	3,588,505	10,012	10,012
Total Controlled Affiliate Equity				21,289	17,921
Controlled Affiliate Other Investments — 1.9% (8)
HIMV LLC (12)(15)	Biotechnology	Other Investment		5,880	6,230
Total Controlled Affiliate Other				5,880	6,230
Total Controlled Affiliate Portfolio Investment Assets				44,780	31,819
Total Portfolio Investment Assets — 207.6% (8)				$766,774	$697,891

Short Term Investments - Unrestricted Investments - 8.1% (8)
US Bank Money Market Deposit Account	27,266	27,266
Total Short Term Investments - Unrestricted Investments	$27,266	$27,266

Short Term Investments - Restricted Investments - 1.0% (8)
US Bank Money Market Deposit Account	3,338	3,338
Total Short Term Investments - Restricted Investments	$3,338	$3,338

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)

Has been pledged as collateral under the Key Facility, the NYL Facility, the Nuveen Facility and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $157.8 million securitization of secured loans the Company completed on November 9, 2022 (the “2022 Asset-Backed Notes”).

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

The Company, together with a former co-lender to IMV, established HIMV LLC, a Delaware limited liability company to purchase and sell the assets of IMV, a past borrower of the Company. The assets of IMV were sold for (i) the right to receive certain payments, if any, in connection with the potential future development and licensing of the assets sold and (ii) equity in the buyer of such assets. HIMV LLC was 70% owned by the Company and 30% owned by a third-party co-lender. On August 6, 2025, the Company purchased its co-lender’s interest in HIMV LLC. As of August 6, 2025, the Company owns 100% of HIMV LLC and HIMV LLC is consolidated in the financial statements of the Company.

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

Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Assets and Liabilities as investments. Those assets are owned by special purpose entities, including the 2022-1 Entities, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets, and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2025, there were four investments on nonaccrual status with a cost of $61.3 million and a fair value of $29.3 million. As of December 31, 2024, there were four investments on non-accrual status with a cost of $44.8 million and a fair value of $10.5 million. For the three and nine months ended September 30, 2025, the Company recognized $0.04 million and $0.3 million, respectively, from debt investments while on non-accrual status. For the three and nine months ended September 30, 2024, the Company recognized $0.2 million from debt investments while on non-accrual status.

From time to time, the Company may have debt investments that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. As of September 30, 2025 and  December 31, 2024, there were three and five investments, respectively, with PIK provisions. For the three months ended  September 30, 2025 and 2024, PIK interest income totaled $0.7 million and $0.4 million, respectively. For the three months ended  September 30, 2025 and 2024, 2.5% and 1.5%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the nine months ended September 30, 2025 and 2024, PIK interest income totaled $1.2 million and $2.1 million, respectively. For the nine months ended September 30, 2025 and 2024, 1.6% and 2.8%, respectively, of the Company's total investment income was attributable to non-cash PIK interest. The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the three months ended September 30, 2025 and 2024, there were no debt investments which had accrued PIK interest into income placed on nonaccrual status as of September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, one debt investment, which had accrued PIK interest into income of $0.2 million during the nine months ended September 30, 2025 was placed on nonaccrual status as of September 30, 2025. For the nine months ended September 30, 2024, one debt investment, which had accrued PIK interest into income of $1.0 million during the nine months ended September 30, 2024 was placed on nonaccrual status as of September 30, 2024.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  September 30, 2025 and 2024 was 3.5% and 4.6%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2025 and 2024 was 3.6% and 6.0%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  September 30, 2025 and  December 31, 2024 was $10.9 million and $8.9 million, respectively. These amounts are capitalized and amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of September 30, 2025 and  December 31, 2024 were $8.2 million and $7.2 million, respectively. The amortization expense for the three months ended  September 30, 2025 and 2024 was $0.6 million and $0.5 million, respectively.  The amortization expense for the nine months ended September 30, 2025 and 2024 was $2.0 million and $1.3 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2025 and 2024, $0.4 million was accrued for U.S. federal excise tax. For the nine months ended September 30, 2025 and 2024, $1.1 million was accrued for U.S. federal excise tax

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2025 and  December 31, 2024. The Company’s income tax returns for the 2025, 2024 and 2023 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended September 30, 2025, the Company sold 1,570,248 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $10.6 million, including $0.3 million of offering expenses, from these sales.

During the three months ended September 30, 2024, the Company sold 1,709,096 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $18.4 million, including $0.4 million of offering expenses, from these sales.

During the nine months ended September 30, 2025, the Company sold 1,974,553 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $14.2 million, including $0.5 million of offering expenses, from these sales.

During the nine months ended September 30, 2024, the Company sold 4,279,141 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $47.5 million, including $1.0 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2025, shares representing approximately $64.3 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On April 25, 2025, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company intends to comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2026 or the repurchase of $5.0 million of the Company’s common stock. On August 5, 2025, the Board authorized an increase in the maximum amount of shares of the Company that can be repurchased on the open market or in privately negotiated purchases pursuant to Rule 10b-18 and other applicable provisions of the Securities Exchange Act of 1934, as amended from up to $5,000,000 of shares to up to $10,000,000 of shares, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of the Company's most recently disclosed net asset value per share. During the three and nine months ended September 30, 2025 and 2024, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through September 30, 2025, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million. From time to time, the Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

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

The base management fee payable at September 30, 2025 and  December 31, 2024 was $0.9 million and $1.0 million, respectively. The base management fee expense was $2.7 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively. The base management fee expense was $8.9 million and $9.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

There was no performance based incentive fee expense for the three months ended  September 30, 2025 and 2024. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended September 30, 2025 and 2024, which resulted in $2.8 million and $2.4 million, respectively, of reduced expense and additional net investment income. There was no performance based incentive fee expense for the nine months ended September 30, 2025. The performance based incentive fee expense for the nine months ended September 30, 2024 was $0.3 million. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the nine months ended September 30, 2025 and 2024, which resulted in $7.2 million of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount may be paid up to three years after the date of deferment.

The Company’s Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, the Company’s net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver is effective commencing with the quarter ending March 31, 2025 and terminates with the quarter ending December 31, 2025. During the three and nine months ended September 30, 2025, no income incentive fee was earned.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the expiration dates of the Company’s Incentive Fee Cap and Deferral Mechanism contingent future liability as of  September 30, 2025:

Expiration	Total
(In thousands)
December 31, 2025	$1,037
March 31, 2026	219
June 30, 2026	3,120
September 30, 2026	3,471
December 31, 2026	3,002
March 31, 2027	2,285
June 30, 2027	2,582
September 30, 2027	2,368
December 31, 2027	2,085
March 31, 2028	2,144
June 30, 2028	2,290
September 30, 2028	2,799
Total	$27,402

There was no performance based incentive fee payable as of September 30, 2025 and  December 31, 2024.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended September 30, 2025 and 2024. The administrative fee expense was $1.2 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. The administrative fee payable at  September 30, 2025 and  December 31, 2024 was $0.4 million. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

Advisory Fee Waiver

In connection with entry into the Agreement and Plan of Merger (the “Merger Agreement”) with Monroe Capital Corporation, a Maryland corporation (“MRCC”), HMMS, Inc., a Maryland corporation and wholly owned subsidiary of the Company, Monroe Capital BDC Advisors, LLC, an investment adviser to MRCC, and the Advisor  and subject to completion of the mergers contemplated thereby (collectively, the “Mergers”), the Advisor has agreed to waive $4.0 million of base management fees and/or incentive fees (the “Fee Waiver”) due and payable to the Advisor pursuant to the terms of the Investment Management Agreement at the rate of $1.0 million per quarter commencing at the end of the first full fiscal quarter following the closing of the Mergers. The Fee Waiver will be in effect until the end of the fourth full fiscal quarter following the closing of the Mergers and, for each applicable fiscal quarter, will not exceed the total amount of base management fees and incentive fees earned by the Advisor during such fiscal quarter.

Exemptive Relief

The Advisor may provide the Company with an opportunity to co-invest with other investment vehicles managed by the Advisor, Monroe and/or their affiliates. Under the 1940 Act, absent receipt of exemptive relief from the SEC, the Company and its affiliates are precluded from co-investing in negotiated investments with other funds and accounts sponsored or managed by the Advisor, Monroe and their affiliates. Since June 30, 2023, the Company and its Advisor have relied on exemptive relief from the SEC granted to certain affiliates of Monroe on October 15, 2014, as amended on January 10, 2023. The exemptive relief affords the Advisor greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with other accounts sponsored or managed by the Advisor, Monroe or their affiliates in a manner consistent with the Company's investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On October 2, 2025, Monroe and the Advisor filed a new exemptive relief application (the “New Order”) that seeks to modify the co-investment exemptive relief previously granted to Monroe on January 10, 2023. There is no assurance that the New Order will be granted by the SEC. In the event that the SEC grants the Company the New Order, the Company shall be required to comply with all terms and conditions required therein.

Note 4. Investments

The following table shows the Company’s investments as of September 30, 2025 and  December 31, 2024:

	September 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$585,292	$560,190	$678,167	$638,779
Warrants	15,370	16,444	15,956	18,277
Other	46,409	3,181	36,709	14,637
Equity	39,122	23,699	35,942	26,198
Total investments	$686,193	$603,514	$766,774	$697,891

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of September 30, 2025 and  December 31, 2024:

	September 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$101,585	$66,100	$118,221	$97,562
Medical Device	219,162	212,678	213,564	205,634
Technology
Communications	522	3,321	11,711	14,763
Consumer-Related	59,389	25,675	74,421	36,667
Data Storage	417	163	417	350
Internet and Media	329	151	329	999
Networking	364	119	10,070	9,827
Semiconductors	—	—	45	—
Software	151,884	142,835	154,040	151,043
Sustainability
Alternative Energy	4,859	4,845	—	—
Energy Efficiency	125	25	9,818	9,712
Other Sustainability	44,562	44,659	66,151	66,079
Healthcare Information and Services
Diagnostics	17,581	19,309	16,704	13,701
Other	39,557	35,359	39,533	40,144
Software	45,857	48,275	51,750	51,410
Total investments	$686,193	$603,514	$766,774	$697,891

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended September 30, 2025 were as follows:

			Three months ended September 30, 2025
	Fair value at			Transfers		Net		Fair value at
Portfolio	June 30,		Principal	in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2025	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	6,707	—	(2,023)	—	—	(3,334)	—	1,350	—
Shengrow Inc.	—	5,367	—	32,941	12	5,146	—	43,466	462
Total non-controlled affiliates	$6,707	$5,367	$(2,023)	$32,941	$12	$1,812	$—	$44,816	$462

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in non-controlled affiliated companies for the three months ended September 30, 2024 were as follows:

			Three months ended September 30, 2024
	Fair value at			Transfers		Net		Fair value at
Portfolio	June 30			in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2024	Purchases	Sales	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	15,847	127	(1,430)	—	—	(6,237)	—	8,307	—
Total non-controlled affiliates	$15,847	$127	$(1,430)	$—	$—	$(6,237)	$—	$8,307	$—

Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2025 were as follows:

			Nine months ended September 30, 2025

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2024	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	8,307	2	(2,023)	—	—	(4,936)	—	1,350	—
Shengrow, Inc.	—	5,367	—	32,941	12	5,146	—	43,466	462
Total non-controlled affiliates	$8,307	$5,369	$(2,023)	$32,941	$12	$210	$—	$44,816	$462

Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2024 were as follows:

			Nine months ended September 30, 2024

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,		Principal	in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2023	Purchases	payments	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Aulea Medical, Inc.	$—	$3	$(40)	$—	$—	$—	$37	$—	$—
Evelo Biosciences, Inc.	1,132	231	(1,430)	—	—	8,374	—	8,307	—
Total non-controlled affiliates	$1,132	$234	$(1,470)	$—	$—	$8,374	$37	$8,307	$—

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the three months ended  September 30, 2025 were as follows:

			Three months ended September 30, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	June 30,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2025	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Better Place Forests Co.	$879	$306	$—	$—	$—	$—	$3,376	$(4,561)	$—	$—
HIMV LLC	865	370	—	—	(1,178)	—	(57)	—	—	—
Nexii, Inc.	8,711	3,218	—	—	—	—	(10,813)	—	1,116	25
Swift Health Systems, Inc.	—	16	—	—	—	—	20,540	(20,556)	—	—
Total controlled affiliates	$10,455	$3,910	$—	$—	$(1,178)	$—	$13,046	$(25,117)	$1,116	$25

Transactions related to investments in controlled affiliated companies for the three months ended September 30, 2024 were as follows:

			Three months ended September 30, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	June 30,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$5,550	$500	$—	$216	$—	$3	$(5)	$—	$6,264	$226
HIMV LLC	5,836	—	(45)	—	—	—	499	—	6,290	—
Nexii, Inc.	—	790	—	—	6,716	—	(329)	—	7,177	15
Total controlled affiliates	$11,386	$1,290	$(45)	$216	$6,716	$3	$165	$—	$19,731	$241

Transactions related to investments in controlled affiliated companies for the nine months ended  September 30, 2025 were as follows:

			Nine months ended September 30, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income (reversal)
	(In thousands)
Better Place Forests Co.	$—	$2,354	$—	$—	$—	$—	$2,207	$(4,561)	$—	$—
HIMV LLC	6,230	370	—	—	(1,178)	—	(5,422)	—	—	—
Nexii, Inc.	8,547	3,229	—	—	—	—	(10,660)	—	1,116	65
Swift Health Systems, Inc.	17,042	2,162	—	208	—	9	1,135	(20,556)	—	(81)
Total controlled affiliates	$31,819	$8,115	$—	$208	$(1,178)	$9	$(12,740)	$(25,117)	$1,116	$(16)

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the nine months ended September 30, 2024 were as follows:

			Nine months ended September 30, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2023	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$7,993	$2,750	$—	$560	$—	$10	$(5,049)	$—	$6,264	$591
HIMV LLC	6,230	227	(592)	—	463	—	(38)	—	6,290	—
Nexii, Inc.	—	790	—	—	6,716	—	(329)	—	7,177	15
Total controlled affiliates	$14,223	$3,767	$(592)	$560	$7,179	$10	$(5,416)	$—	$19,731	$606

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2025 and  December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$560,190	$560,190
Warrant investments	—	1,102	15,342	16,444
Other investments	—	—	3,181	3,181
Equity investments	2,584	—	21,115	23,699
Total investments	$2,584	$1,102	$599,828	$603,514

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$638,779	$638,779
Warrant investments	—	1,839	16,438	18,277
Other investments	—	—	14,637	14,637
Equity investments	587	—	25,611	26,198
Total investments	$587	$1,839	$695,465	$697,891

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2025 and  December 31, 2024. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2025:

September 30, 2025
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$512,584	Discounted Expected Future Cash Flows	Hypothetical Market Yield	10% – 25%	13%

	47,606	Multiple Probability Weighted Cash Flow Model	Probability Weighting	30% - 100%	71%

Warrant investments	15,342	Black-Scholes Valuation Model	Price Per Share	$0.00 – $807.91	$20.75
			Average Industry Volatility	24%	24%
			Marketability Discount	0 - 20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	3,181	Multiple Probability Weighted Cash Flow Model	Discount Rate	25% – 100%	46%
			Probability Weighting	0% – 100%	100%

Equity investments	21,115	Last Equity Financing	Price Per Share	$0.06 – $215.03	$14.13

	—	Multiple Probability Weighted Scenario Model	Probability Weighting	100%	100%

Total Level 3 investments	$599,828

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2024:

December 31, 2024
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$628,325	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	14%

	10,454	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% - 100%	57%

Warrant investments	16,438	Black-Scholes Valuation Model	Price Per Share	$0.00 – $807.91	$16.80
			Average Industry Volatility	24%	24%
			Marketability Discount	0 - 20%	15%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	14,637	Multiple Probability Weighted Cash Flow Model	Discount Rate	15% – 25%	18%
			Probability Weighting	30% – 100%	90%

Equity investments	21,648	Last Equity Financing	Price Per Share	$0.06 – $215.03	$30.47

	3,963	Multiple Probability Weighted Scenario Model	Probability Weighting	10% – 100%	33%

Total Level 3 investments	$695,465

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Borrowings: The Credit Facilities approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2025, the closing price of the 2026 Notes on the New York Stock Exchange was $24.90 per note, and the 2026 Notes had an aggregate fair value of $57.3 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2025, the closing price of the 2027 Notes on the New York Stock Exchange was $24.71 per note, and the 2027 Notes had an aggregate fair value of $56.8 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market yields on  September 30, 2025, the fair value of the 2031 Convertible Notes (as defined in Note 7) was $2.7 million, and the 2031 Convertible Notes are categorized as Level 3 within the fair value hierarchy described above. Based on market yields on  September 30, 2025, the fair value of the 2030 Convertible Notes (as defined in Note 7) was $39.9 million, and the 2030 Convertible Notes are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2025:

	Three months ended September 30, 2025
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$579,171	$20,456	$12,912	$8,451	$620,990
Purchase of investments	32,441	750	3,772	784	37,747
Warrants and equity received and classified as Level 3	—	61	3,209	—	3,270
Principal payments received on investments	(73,342)	—	—	(2,024)	(75,366)
PIK interest on investments	664	—	—	—	664
Proceeds from sale of investments	(2)	(2,724)	(643)	(1,164)	(4,533)
Net realized (loss) gain on investments	(371)	4,319	(17,931)	(8,544)	(22,527)
Unrealized appreciation (depreciation) included in earnings	31,988	(4,919)	9,796	4,246	41,111
Transfer out of Level 3	—	(2,601)	—	(16)	(2,617)
Transfer out of debt investments	(11,448)	—	10,000	1,448	—
Other	1,089	—	—	—	1,089
Level 3 assets, end of period	$560,190	$15,342	$21,115	$3,181	$599,828

During the three months ended September 30, 2025, there were two transfers out of Level 3. Warrants held in a portfolio company with an aggregate fair value of $2.6 million were transferred to Level 1 from Level 3 upon the conversion of privately held preferred shares of stock into common stock of a public company. An other investment held in a portfolio company with an aggregate fair value of $0.02 million was transferred to Level 1 from Level 3 upon the conversion of the other investment to common stock of a public entity. During the three months ended September 30, 2025, there were no transfers into Level 3.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2024:

	Three months ended September 30, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$609,068	$21,131	$6,850	$9,183	$646,232
Purchase of investments	85,782	—	—	45	85,827
Warrants received and classified as Level 3	—	411	—	—	411
Principal payments received on investments	(44,347)	—	—	(45)	(44,392)
PIK interest on investments	377	—	—	—	377
Proceeds from sale of investments	(69)	—	—	—	(69)
Net realized loss on investments	(33,385)	(509)	—	—	(33,894)
Unrealized appreciation (depreciation) included in earnings	37,574	(2,655)	(162)	(5,783)	28,974
Transfer out of warrant investments	(21,260)	(73)	6,789	14,544	—
Other	(456)	—	—	—	(456)
Level 3 assets, end of period	$633,284	$18,305	$13,477	$17,944	$683,010

During the three months ended September 30, 2024, there were no transfers in or out of Level 3.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2025:

	Nine months ended September 30, 2025
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$638,779	$16,438	$25,611	$14,637	$695,465
Purchase of investments	146,295	750	5,961	799	153,805
Warrants and equity received and classified as Level 3	—	343	3,209	—	3,552
Principal payments received on investments	(202,580)	—	—	(2,024)	(204,604)
PIK interest on investments	1,192	—	—	—	1,192
Proceeds from sale of investments	(4)	(3,303)	(846)	(1,164)	(5,317)
Net realized (loss) gain on investments	(9,734)	4,220	(17,762)	(8,544)	(31,820)
Unrealized depreciation included in earnings	(2,823)	(505)	(5,058)	(4,048)	(12,434)
Transfer out of Level 3	—	(2,601)	—	(16)	(2,617)
Transfer out of debt investments	(13,541)	—	10,000	3,541	—
Other	2,606	—	—	—	2,606
Level 3 assets, end of period	$560,190	$15,342	$21,115	$3,181	$599,828

During the nine months ended September 30, 2025, there were two transfers out of Level 3. Warrants held in a portfolio company with an aggregate fair value of $2.6 million were transferred to Level 1 from Level 3 upon the conversion of privately held preferred shares of stock into common stock of a public company. An other investment held in a portfolio company with an aggregate fair value of $0.02 million was transferred to Level 1 from Level 3 upon the conversion of the other investment to common stock of a public entity. During the nine months ended September 30, 2025, there were no transfers into Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2025 included $10.1 million in unrealized depreciation on debt and other investments, $9.7 million in unrealized depreciation on equity investments and $0.6 million in unrealized depreciation on warrant investments.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2024:

	Nine months ended September 30, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$670,172	$22,975	$7,281	$6,430	$706,858
Purchase of investments	119,564	—	1,250	397	121,211
Warrants received and classified as Level 3	—	1,628	—	—	1,628
Principal payments received on investments	(120,333)	—	—	(115)	(120,448)
PIK interest on investments	2,114	—	—	—	2,114
Proceeds from sale of investments	(113)	(4)	—	(40)	(157)
Net realized (loss) gain on investments	(33,344)	2,091	—	40	(31,213)
Unrealized appreciation (depreciation) included in earnings	18,564	(5,631)	(4,524)	(6,503)	1,906
Transfer out of debt and warrant investments	(24,451)	(2,754)	9,470	17,735	—
Other	1,111		—	—	1,111
Level 3 assets, end of period	$633,284	$18,305	$13,477	$17,944	$683,010

During the nine months ended September 30, 2024, there were no transfers in or out of Level 3.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at  September 30, 2024 included $6.0 million in unrealized depreciation on debt and other investments, $4.5 million in unrealized depreciation on equity investments and $0.3 million in unrealized depreciation on warrant investments.

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

As of September 30, 2025 and  December 31, 2024, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of September 30, 2025 and  December 31, 2024:

	September 30, 2025			December 31, 2024
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	200,000	90,000	110,000	100,000	75,000	25,000
2022 Asset-Backed Notes	—	—	—	81,078	81,078	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
2030 Convertible Notes	40,000	40,000	—	—	—	—
2031 Convertible Notes	2,750	2,750	—	20,000	20,000	—
Total before debt issuance costs	757,750	428,750	329,000	716,078	472,078	244,000
Unamortized debt issuance costs attributable to term borrowings	—	(4,719)	—	—	(4,174)	—
Total borrowings outstanding, net	$757,750	$424,031	$329,000	$716,078	$467,904	$244,000

As of September 30, 2025, with certain limited exceptions, the Company, as a BDC, was only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, was at least 150% after such borrowings. As of September 30, 2025, the asset coverage for borrowed amounts was 174%.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 20, 2024, the Company amended the Key Facility, among other things, (i) to extend the date on which the Company may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The prime rate was 7.25% and 7.50% on September 30, 2025 and December 31, 2024, respectively. The average interest rate on the Key Facility for the three months ended September 30, 2025 and 2024 was 7.56% and 8.53%, respectively. The average interest rate on the Key Facility for the nine months ended September 30, 2025 and 2024 was 7.59% and 8.67%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% on an annualized basis of any unborrowed amount available under the facility. As of September 30, 2025 and  December 31, 2024, the Company had borrowing capacity under the Key Facility of $150.0 million. At September 30, 2025 and  December 31, 2024, $42.0 million and $24.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

There were $181.0 million in advances made by the NYL Noteholders as of September 30, 2025 and  December 31, 2024. The interest rate was 6.57% and 6.43% as of September 30, 2025 and 2024, respectively. As of September 30, 2025 and  December 31, 2024, the Company had borrowing capacity under the NYL Facility of $69.0 million. At September 30, 2025 and  December 31, 2024, $8.9 million and $8.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At  September 30, 2025 and December 31, 2024, there were approximately $1.4 million of such restricted investments.

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

There were $90.0 million and $75.0 million in advances made by the Nuveen Noteholders as of September 30, 2025 and  December 31, 2024, respectively. The interest rate as of September 30, 2025 and 2024 was 7.21%. and 7.38%, respectively. As of September 30, 2025 and  December 31, 2024 the Company had borrowing capacity under the Nuveen Facility of $110.0 million and $25.0 million, respectively. At September 30, 2025, and  December 31, 2024, $0.6 million and $9.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the Nuveen Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2025 and  December 31, 2024 there were approximately $1.1 million and $1.0 million, respectively, of such restricted investments.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Securitization

2022 Asset-Backed Notes

On November 9, 2022, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the 2022 Asset-Backed Notes. The 2022 Asset-Backed Notes were rated A by DBRS, Inc. There had been no change in the rating since November 9, 2022.

The 2022 Asset-Backed Notes were issued by the 2022‑1 Trust pursuant to a note purchase agreement, dated as of November 9, 2022, by and among the Company and Keybanc Capital Markets Inc. as Initial Purchaser, and were backed by a pool of loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and were to be serviced by the Company. Interest on the 2022 Asset-Backed Notes was paid, to the extent of funds available, at a fixed rate of 7.56% per annum. The reinvestment period of the 2022 Asset-Backed Notes ended  November 15, 2024 and the maturity date was  November 15, 2030.

As of  September 30, 2025, the 2022-Asset Backed Notes were repaid in full. The Company accelerated $0.9 million of unamortized debt issue costs related to the 2022 Asset-Backed Notes. As of  December 31, 2024, the 2022 Asset-Backed Notes had an outstanding principal balance of $81.1 million, respectively.

Under the terms of the 2022 Asset-Backed Notes, the Company was required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may have been used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. The Company had segregated these funds and classified them as restricted investments in money market funds. At  December 31, 2024, there were approximately $1.0 million of such restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2025, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2025, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported net asset value (“NAV”) per share immediately prior to the date of exercise. If the 2031 Convertible Notes were converted as of September 30, 2025, 407,407 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to September 30, 2025 of $6.75. The last reported price for the Company’s common stock on September 30, 2025 was $6.10 per share.

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

During the three and nine months ended September 30, 2025, the holders of a portion of the 2031 Convertible Notes converted $4.8 million and $17.3 million, respectively, in outstanding principal of the 2031 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 643,043 and 2,264,546 shares of common stock, respectively, at a weighted average conversion price of $7.43 and $7.69, respectively, together with cash in lieu of fractional shares, in accordance with noteholder conversion notice. The Company accelerated $0.4 million and $1.2 million, respectively, of unamortized debt issuance costs related to the 2031 Convertible Notes.

As of  September 30, 2025 and December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million and $20.0 million, respectively. The 2031 Convertible Notes were not outstanding as of September 30, 2024.

2030 Convertible Notes

On September 4, 2025, the Company entered into a note purchase agreement (the “2030 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $40.0 million aggregate principal of the Company’s 5.50% convertible notes due 2030 (the “2030 Convertible Notes”). The Company received net proceeds (before expenses) from the sale of the 2030 Convertible Notes of approximately $36.6 million.

The 2030 Convertible Notes mature on September 4, 2030, unless earlier converted or repurchased in accordance with their terms. The 2030 Convertible Notes bear interest at a rate of 5.50% per year, payable monthly in arrears on the last day of each calendar month, beginning on September 30, 2025.

The 2030 Convertible Notes are direct unsecured obligations of the Company and rank (i) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not subordinated in right of payment to the 2030 Convertible Notes; (ii) senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2030 Convertible Notes; (iii) effectively junior in right of payment to the Company’s existing and future secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. No sinking fund is provided for the 2030 Convertible Notes.

At any time on or after October 4, 2025, at the Company’s sole option, the Company may redeem, from time to time, the 2030 Convertible Notes in whole or in part, out of funds legally available for such redemption, at 100% of the principal amount prepaid plus accrued but unpaid interest to but excluding the date of prepayment.

Each holder of a 2030 Convertible Note has the right, at such holder’s option, to convert any such 2030 Convertible Note, at any time on or after October 4, 2025 and prior to the close of business on the business day immediately preceding the maturity date, once or more times per calendar month, into such number of shares of common stock of the Company equal to the principal balance of the 2030 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2030 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported net asset value (“NAV”) per share immediately prior to the date of the notice of such exercise. If the 2030 Convertible Notes were converted as of September 30, 2025, 5,925,926 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to September 30, 2025 of $6.75. The last reported price for the Company’s common stock on September 30, 2025 was $6.10 per share.

No holder of 2030 Convertible Notes may exercise its conversion right if upon conversion the holder would receive shares that would cause funds and accounts managed by the investment adviser to such funds and accounts and any person controlled by the parent company of such investment adviser to beneficially own in the aggregate more than 4.99% of the shares outstanding at such time.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The 2030 Convertible Notes are not listed on any exchange and may not be transferred without the consent of the Company.

The 2030 Convertible Notes are recorded at their contractual amounts. At issuance, the Company determined that the embedded conversion option in the 2030 Convertible Notes is not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging.

As of  September 30, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $40.0 million. The 2030 Convertible Notes were not outstanding as of December 31, 2024.

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

The balance of unfunded commitments to extend credit was $109.0 million and $181.0 million as of September 30, 2025 and  December 31, 2024, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
Britecore Holdings, Inc.	$—	$—	$2,500	$36
Candesant Biomedical, Inc.	—	—	10,000	151
Ceribell, Inc.	21,000	120	21,000	120
Crafty Holdings, Inc.	5,000	65	5,000	65
Fictiv, Inc.	—	—	30,000	236
GT Medical Technologies, Inc.	20,000	100	20,000	100
HappyCo. Inc.	2,000	25	—	—
Hometeam Technologies, Inc.	—	—	10,000	100
Long Grove Pharmaceuticals LLC	10,000	75	—	—
MasteryPrep, LLC	5,000	50	—	—
MicroTransponder, Inc.	7,500	—	15,000	—
MML US, Inc.	20,000	100	—	—
OneNetworks, Inc. dba Finexio	—	—	5,000	26
Onkos Surgical, Inc.	—	—	5,000	27
Parse Biosciences, Inc.	—	—	15,000	252
Pivot Bio, Inc.	—	—	20,000	209
SafelyYou, Inc.	—	—	5,000	73
Scientia Vascular, Inc.	3,500	42	—	—
Sparkcharge, Inc.	10,000	123	—	—
Standvast Holdings, LLC	—	—	2,500	88
Supply Network Visibility Holdings, LLC	5,000	62	10,000	79
Ursa Space Systems Inc.	—	—	5,000	75
Total	$109,000	$762	$181,000	$1,637

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2025 and December 31, 2024, which totaled $0.8 million and $1.6 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in total investments at fair value on the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 25% and 22% of total debt investments outstanding as of September 30, 2025 and  December 31, 2024, respectively. The Company’s five largest debt investments at fair value represented 26% and 23% of total debt investments outstanding as of September 30, 2025 and  December 31, 2024, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of September 30, 2025 and  December 31, 2024. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 17% and 21% of total interest and fee income on investments for the three months ended September 30, 2025 and 2024, respectively. Interest income from the five largest debt investments at fair value accounted for 21% and 25% of total interest and fee income on investments for the three months ended September 30, 2025 and 2024, respectively. Interest income from the five largest debt investments at cost accounted for 17% and 21% of total interest and fee income on investments for the nine months ended September 30, 2025 and 2024, respectively. Interest income from the five largest debt investments at fair value accounted for 20% and 23% of total interest and fee income on investments for the nine months ended September 30, 2025 and 2024, respectively

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Nine Months Ended September 30, 2025
August 5, 2025	November 17, 2025	December 16, 2025	$0.11	$—	—	$—
August 5, 2025	October 16, 2025	November 14, 2025	0.11	—	—	—
August 5, 2025	September 17, 2025	October 15, 2025	0.11	4,685	31,217	189
April 25, 2025	August 18, 2025	September 16, 2025	0.11	4,513	26,782	183
April 25, 2025	July 16, 2025	August 15, 2025	0.11	4,498	25,469	182
April 25, 2025	June 16, 2025	July 15, 2025	0.11	4,442	21,896	181
February 28, 2025	May 16, 2025	June 13, 2025	0.11	4,387	27,006	202
February 28, 2025	April 16, 2025	May 15, 2025	0.11	4,257	24,095	182
February 28, 2025	March 17, 2025	April 15, 2025	0.11	4,245	23,001	192
			$0.99	$31,027	179,466	$1,311
Year Ended December 31, 2024
October 25, 2024	February 18, 2025	March 14, 2025	$0.11	$4,280	16,954	$154
October 25, 2024	January 16, 2025	February 14, 2025	0.11	4,226	18,428	179
October 25, 2024	December 16, 2024	January 15, 2025	0.11	4,235	16,428	151
July 26, 2024	November 15, 2024	December 13, 2024	0.11	4,124	15,584	147
July 26, 2024	October 17, 2024	November 14, 2024	0.11	4,022	17,706	165
July 26, 2024	September 16, 2024	October 16, 2024	0.11	3,914	18,539	195
April 26, 2024	August 16, 2024	September 13, 2024	0.11	3,818	17,441	192
April 26, 2024	July 17, 2024	August 15, 2024	0.11	3,775	16,852	192
April 26, 2024	June 17, 2024	July 16, 2024	0.11	3,766	15,860	199
February 23, 2024	May 17, 2024	June 14, 2024	0.11	3,701	16,686	201
February 23, 2024	April 18, 2024	May 15, 2024	0.11	3,654	16,687	199
February 23, 2024	March 19, 2024	April 16, 2024	0.05	1,625	7,598	85
February 23, 2024	March 19, 2024	April 16, 2024	0.11	3,574	16,717	188
			$1.37	$48,714	211,480	$2,247

On October 22, 2025, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
December 17, 2025	December 17, 2025	January 15, 2026	$0.11
January 16, 2026	January 16, 2026	February 13, 2026	$0.11
February 17, 2026	February 17, 2026	March 13, 2026	$0.11

After paying distributions of $0.33 per share and earning net investment income of $0.32 per share for the three months ended  September 30, 2025, the Company’s undistributed spillover income as of September 30, 2025 was $0.93 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

The Board sets the level of distributions for each quarter based on its results of operations, spillover income and longer-term outlook. The Board declared monthly distributions of $0.11 per share on October 22, 2025 and payable in the first quarter of 2026 based upon the Board’s consideration of the third quarter results of the Company and the spillover income of the Company. The Board will determine the next amount of distributions in February 2026, when it will have the Company’s operating results for the fourth quarter of 2025, its spillover income at December 31, 2025 and have more clarity on its planned operating results for fiscal year 2026, which will take into account the impact of its anticipated merger with MRCC. This could result in a declaration of distributions lower than the distribution level declared in the fourth quarter of 2025.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Earnings per common share - basic
Numerator for basic earnings per share	$30,722	$7,278	$(11,491)	$6,799
Denominator for basic weighted average shares	43,101,307	36,571,000	41,525,869	35,200,189
Loss per common share - basic	$0.71	$0.20	$(0.28)	$0.19
Earnings per common share - diluted
Numerator for decrease in net assets per share	$30,722	$7,278	$(11,491)	$6,799
Adjustment for interest expense and debt issuance costs on 2031 Convertible Notes and 2030 Convertible Notes (1)	$314	$—	$—	$—
Numerator for diluted earnings per share	$31,036	$7,278	$(11,491)	$6,799
Denominator for basic weighted average shares	43,101,307	36,571,000	41,525,869	35,200,189
Adjustment for dilutive effect of 2031 Convertible Notes and 2030 Convertible Notes (1)	2,736,835	—	—	—
Denominator for diluted weighted average shares	45,838,142	36,571,000	41,525,869	35,200,189
Loss per common share - diluted	$0.68	$0.20	$(0.28)	$0.19

(1)

No adjustments for interest or incremental shares were included for the nine months ended September 30, 2025 because the effect would be antidilutive.  The 2031 Convertible Notes and the 2030 Convertible Notes were not outstanding as of  September 30, 2024.

In certain circumstances, the 2031 Convertible Notes and the 2030 Convertible Notes may be convertible into cash or shares of the Company’s common stock, which can be dilutive to common stockholders. Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period or at the issuance date and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. The 2031 Convertible Notes and the 2030 Convertible Notes convert at the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per share immediately prior to the date of issuance. For the three and nine months ended September 30, 2025, using the if-converted method, the 2031 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the beginning of the period, or $7.21 per share and $8.94 per share, respectively. For the three and nine months ended September 30, 2025, using the if-converted method, the 2030 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the issuance of the 2030 Convertible Notes, or $6.92 per share. For the nine months ended September 30, 2025, the impact of the hypothetical conversion of the 2031 Convertible Notes and the 2030 Convertible Notes would have been antidilutive because interest net of tax and nondiscretionary adjustments per common share obtainable on conversion exceeded basic EPS.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Financial highlights

The following table shows financial highlights for the Company:

	Nine months ended September 30,
	2025		2024
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$8.43		$9.71
Net investment income	0.87		1.06
Realized loss gain	(0.82)		(0.89)
Unrealized (depreciation) appreciation on investments	(0.33)		0.02
Net (decrease) increase in net assets resulting from operations	(0.28)		0.19
Distributions declared (1)	(0.99)		(1.04)
From net investment income	(0.99)		(1.04)
From net realized gain on investments	—		—
Return of capital	—		—
Other (2)	(0.04)		0.20
Net asset value at end of period	$7.12		$9.06
Per share market value, beginning of period	$8.99		$13.17
Per share market value, end of period	$6.10		$10.65
Total return based on a market value (3)	(21.1)%		(11.2)%
Shares outstanding at end of period	44,315,005		37,803,064
Ratios to average net assets:
Expenses without incentive fee (4)	16.4%		15.1%
Incentive fees (4)	—		0.1%
Net expenses (4)	16.4%		15.2%
Net investment income with incentive fee	15.5%		15.0%
Net assets at the end of the period	$315,701		$342,533
Average net asset value	$310,284		$331,853
Average debt per share	$10.68		$12.70
Portfolio turnover ratio	25.3%	(5)	13.4%	(5)

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

(2)

Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering pursuant to the Company’s distribution reinvestment plan and the conversion of a portion of the 2031 Convertible Notes and the 2030 Convertible Notes to common stock.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Subsequent Events

On October 1, 2025, the Company funded a $10.0 million debt investment to a new portfolio company, Apkudo, Inc.

On October 6, 2025, the holders of a portion of the 2030 Convertible Notes converted $0.3 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 37,070 shares of common stock at a conversion price of $6.75 per share, together with cash in lieu of fractional shares.

On October 8, 2025, Hound Labs, Inc. (“Old Hound”) sold substantially all of its assets to Hound Labs II, LLC (“New Hound”) and New Hound assumed certain liabilities of Old Hound, including, without limitation, the liabilities of Old Hound to the Company. Immediately after such transactions, New Hound and the Company entered into an agreement whereby the Company exchanged $9.6 million of debt owed to it by Old Hound for 19.1% of the equity in New Hound. After such conversion, the aggregate principal amount of the Company's debt investment in New Hound is $6.6 million.

On October 14, 2025, Hometeam Technologies, Inc. sold one of its business units and partially repaid $0.9 million of the Company's debt investment.

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

Forward-looking statements

This quarterly report on Form 10‑Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this quarterly report on Form 10‑Q involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing debt investments, warrants and other investments;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	the consummation of the transactions contemplated by our merger with MRCC (as defined below);

●

general economic and political trends and other external factors, including continuing supply chain disruptions, increased inflation, tariffs and trade disputes with other countries and a general slowdown in economic activity;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;

●	the relative and absolute investment performance and operations of our Advisor;

●	the impact of increased competition;

●	the impact of investments we intend to make and future acquisitions and divestitures;

●	the unfavorable resolution of legal proceedings;

●	geopolitical turmoil and the potential for volatility in energy prices and disruptions to global supply chains resulting from such turmoil and its impact on the industries in which we invest;

●	political and regulatory conditions that contribute to uncertainty and market volatility, including legislative, regulatory, trade and policy changes;

●	the impact on our business of the shutdown of the U.S. government;

●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

●	our regulatory structure and tax status;

●	changes in the general interest rate environment;

●	our ability to qualify and maintain qualification as a RIC and as a BDC;

●	the adequacy of our cash resources and working capital;

●	any losses or operations disruptions caused by us, our Advisor or our portfolio companies holding cash balances at financial institutions that exceed federally insured limits or by disruptions in the financial services industry;

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of September 30, 2025, 97.0%, or $543.6 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

On August 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Monroe Capital Corporation, a Maryland corporation (“MRCC”), HMMS, Inc., a Maryland corporation and wholly owned subsidiary of us (“Merger Sub”), Monroe Capital BDC Advisors, LLC, an investment adviser to MRCC, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into MRCC, with MRCC continuing as the surviving company and as a wholly owned subsidiary of us and, immediately thereafter, MRCC will merge with and into us, with us continuing as the surviving company (collectively, the “Mergers”). MRCC also entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Income Plus Corporation, a Maryland corporation (“MCIP”), and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), MCIP will acquire all of MRCC’s investment assets and liabilities at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale” and together with the Merger, the “Transactions”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger.

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	39	$560,190	92.9%	52	$638,779	91.5%
Warrants	77	16,444	2.7	85	18,277	2.6
Other investments	7	3,181	0.5	5	14,637	2.1
Equity	18	23,699	3.9	19	26,198	3.8
Total		$603,514	100.0%		$697,891	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Beginning portfolio	$622,653	$646,862	$697,891	$709,085
New debt, equity and warrant investments	37,747	94,117	200,055	140,751
Less refinanced debt balances	—	(8,290)	(46,250)	(19,540)
Net new debt, equity and warrant investments	37,747	85,827	153,805	121,211
Principal payments received on investments	(14,462)	(12,502)	(41,292)	(34,805)
Early pay-offs and principal paydowns	(60,904)	(31,890)	(163,312)	(85,643)
PIK interest on investments	664	379	1,192	2,114
Accretion of debt investment fees	1,189	1,474	4,487	4,470
New debt investment fees	(100)	(1,522)	(1,604)	(2,089)
Warrants and equity received in settlement of interest and fee income	3,270	—	3,280	359
Proceeds from sale of investments	(4,533)	(69)	(5,317)	(157)
Net realized loss on investments	(22,527)	(33,894)	(31,820)	(31,422)
Net unrealized appreciation (depreciation) on investments	40,517	29,335	(13,796)	864
Other	—	—	—	13
Ending portfolio	$603,514	$684,000	$603,514	$684,000

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

Horizon Technology Finance Corporation and Subsidiaries

The following table shows our debt investments by industry sector as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$61,655	11.0%	$80,988	12.7%
Medical Device	204,847	36.6	187,562	29.4
Technology
Communications	—	—	11,193	1.8
Consumer-Related	20,979	3.7	29,695	4.6
Networking	—	—	9,647	1.5
Software	139,105	24.8	147,815	23.1
Sustainability
Alternative Energy	4,814	0.9	—	—
Energy Efficiency	—	—	9,693	1.5
Other Sustainability	26,227	4.7	57,997	9.1
Healthcare Information and Services
Diagnostics	19,223	3.4	13,671	2.1
Other Healthcare	35,207	6.3	39,349	6.2
Software	48,133	8.6	51,169	8.0
Total	$560,190	100.0%	$638,779	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 25% and 22% of total debt investments outstanding as of September 30, 2025 and December 31, 2024, respectively. Our five largest debt investments at fair value represented 26% and 23% of total debt investments outstanding as of September 30, 2025 and December 31, 2024, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of September 30, 2025 and December 31, 2024.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of September 30, 2025 and December 31, 2024, our debt investments had a weighted average credit rating of 2.9 and 3.1, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	5	$67,965	12.1%	11	$159,944	25.1%
3	26	420,823	75.2	30	419,621	65.7
2	4	42,079	7.5	7	48,760	7.6
1	4	29,323	5.2	4	10,454	1.6
Total	39	$560,190	100.0%	52	$638,779	100.0%

As of September 30, 2025, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $61.3 million and an aggregate fair value of $29.3 million and there were four debt investments with an internal credit rating of 2, with an aggregate cost of $43.7 million and an aggregate fair value of $42.1 million. As of December 31, 2024, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $44.8 million and an aggregate fair value of $10.5 million and there were seven debt investments with an internal credit rating of 2, with an aggregate cost of $53.3 million and an aggregate fair value of $48.8 million. The increase in investments with internal credit ratings of 1 or 2 was primarily a result of the increase in the risk of loss of principal caused by the portfolio companies low cash positions and the difficult equity fundraising market and/or the underperformance of such portfolio companies.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Horizon Technology Finance Corporation and Subsidiaries

Comparison of the three months ended September 30, 2025 and 2024

The following table shows consolidated results of operations for the three months ended September 30, 2025 and 2024:

	For the three months ended
	September 30,
	2025	2024
	(In thousands)
Total investment income	$26,318	$24,563
Total expenses	11,952	12,353
Net investment income before excise tax	14,366	12,210
Provision for excise tax	373	373
Net investment income	13,993	11,837
Net realized loss	(23,788)	(33,894)
Net unrealized appreciation on investments	40,517	29,335
Net increase in net assets resulting from operations	$30,722	$7,278
Average debt investments, at fair value	$559,583	$611,924
Average earning debt investments	$563,640	$598,522
Average gross assets less cash	$624,591	$684,620
Average borrowings outstanding	$422,797	$441,723

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $1.8 million, or 7.1%, to $26.3 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, total investment income consisted primarily of (1) $24.3 million in interest income from investments, which included $3.5 million in income from the accretion of origination fees and end of term payments and $0.7 million in PIK interest income and (2) $2.0 million in fee income.

Interest income on debt investments increased by $1.1 million, or 4.8%, to $24.3 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Interest income on debt investments for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 increased primarily due to the recognition and capitalization of accrued, but previously unrecorded, interest income in connection with the settlement of two debt investments previously on non-accrual status, partially offset by lower interest income due to a decrease of $34.9 million, or 5.8%, in our average earning debt investments and the decrease in the Prime Rate, which is the base rate for most of our variable rate debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the three months ended September 30, 2025 and 2024 was 3.5% and 4.6%, respectively. The decrease in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in prepayments for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

PIK interest income increased by $0.3 million, or 75.0%, to $0.7 for the three months ended September 30, 2025 compared to the three months ended  September 30, 2024. For the three months ended September 30, 2025 and 2024, 2.5% and 1.5%, respectively, of total investment income was attributable to non-cash PIK interest income. The increase in PIK interest income as a percentage of total investment income was primarily due to an increase in earning assets that contain a PIK feature for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.6 million, or 46.7%, to $2.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a higher aggregate amount of principal prepayments for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The following table shows our dollar-weighted annualized yield for the three months ended September 30, 2025 and 2024:

	For the three months ended
	September 30,
Investment type:	2025	2024
Debt investments(1)	18.6%	15.9%
All investments(1)	17.2%	14.8%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 17% and 21% of investment income for the three months ended September 30, 2025 and 2024, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 21% and 25% of investment income for the three months ended September 30, 2025 and 2024, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Expenses

Total expenses decreased by $0.4 million, or 3.2%, to $12.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $0.05 million, or 0.6%, to $7.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings for the three months ended September 30, 2025 of $18.9 million, or 4.3%,  as compared to the three months ended September 30, 2024 partially offset by an increase in our effective cost of debt for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Base management fee expense decreased by $0.2 million, or 8.1%, to $2.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Base management fee decreased primarily due to a decrease of $60.0 million, or 8.8%, in average gross assets less cash for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

There was no performance based incentive fee expense for the three months ended September 30, 2025 and 2024. The incentive fee on pre-incentive fee net investment income was subject to an Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $2.8 million for the three months ended September 30, 2025 compared to an Incentive Fee Cap of $2.4 million for the three months ended September 30, 2024. The Incentive Fee Cap and Deferral Mechanism resulted in $2.8 million of reduced incentive fee expense and increased net investment income for the three months ended September 30, 2025. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended September 30, 2025 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $1.3 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively.

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

During the three months ended September 30, 2025, we realized net losses on investments totaling $22.5 million primarily due to (1) the settlement of two equity investments and two investments we categorize as other investments (investments not consisting of debt, equity or warrant investments) and (2) the realization of two warrant investments. During the same period, we converted $4.8 million in outstanding principal of the 2031 Convertible Notes which resulted in a realized loss on extinguishment of debt of $0.4 million. During the same period, we elected to exercise our option to redeem the outstanding balance of our 2022 Asset-Backed Notes (as defined below) which resulted in a realized loss on debt extinguishment of $0.9 million. For the three months ended September 30, 2024, we realized net losses on investments totaling $33.9 million primarily due to the settlement of one debt investments.

During the three months ended September 30, 2025, net unrealized appreciation on investments totaled $40.5 million which was primarily due to (1) the unrealized appreciation on three debt investments and one equity investment, (2) the reversal of previously recorded unrealized depreciation from the settlement of two other investments and two equity investments and (3) the unrealized appreciation on the acquisition of debt investments partially offset by (1) the unrealized depreciation of one debt investment, two other investments and two equity investments and (4) the reversal of previously recorded unrealized appreciation from the realization of two warrant investments. During the three months ended September 30, 2024, net unrealized appreciation on investments totaled $29.3 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of one debt investment and (2) the unrealized appreciation on one debt investment offset by (1) the unrealized depreciation on one other investment and (2) the unrealized depreciation on our warrant investments.

Comparison of the nine months ended September 30, 2025 and 2024

The following table shows consolidated results of operations for the nine months ended September 30, 2025 and 2024:

	For the nine months ended
	September 30,
	2025	2024
	(In thousands)
Total investment income	$75,354	$76,370
Total expenses	38,069	37,904
Net investment income before excise tax	37,285	38,466
Provision for excise tax	1,123	1,109
Net investment income	36,162	37,357
Net realized loss gain	(33,857)	(31,422)
Net unrealized (depreciation) appreciation on investments	(13,796)	864
Net (decrease) increase in net assets resulting from operations	$(11,491)	$6,799
Average debt investments, at fair value	$607,885	$641,287
Average earning debt investments	$607,930	$621,445
Average gross assets less cash	$678,146	$702,312
Average borrowings outstanding	$443,295	$447,009

Horizon Technology Finance Corporation and Subsidiaries

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $1.0 million, or 1.3%, to $75.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, total investment income consisted primarily of (1) $70.4 million in interest income from investments, which included $11.0 million in income from the accretion of origination fees and end of term payments and $1.2 million in PIK interest income and (2) $5.0 million in fee income.

Interest income on debt investments decreased by $3.4 million, or 4.6%, to $70.4 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Interest income on debt investments for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 decreased primarily due to a decrease of $13.5 million, or 2.2%, in our average earning debt investments and the decrease in the Prime Rate, which is the base rate for most of our variable rate debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2025 and 2024 was 3.6% and 6.0%, respectively. The decrease in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in prepayments for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

PIK interest income decreased by $0.9 million, or 43.6%, to $1.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, 1.6% and 2.8%, respectively, of total investment income was attributable to non-cash PIK interest income. The decrease in PIK interest income as a percentage of total investment income was primarily due to a decrease in earning assets that contain a PIK feature for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $2.3 million, or 88.0%, to $5.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a higher aggregate amount of principal prepayments for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Horizon Technology Finance Corporation and Subsidiaries

The following table shows our dollar-weighted annualized yield for the nine months ended September 30, 2025 and 2024:

	For the nine months ended
	September 30,
Investment type:	2025	2024
Debt investments(1)	16.4%	15.8%
All investments(1)	15.1%	14.8%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 17% and 21% of investment income for the nine months ended September 30, 2025 and 2024, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 20% and 23% of investment income for the nine months ended September 30, 2025 and 2024, respectively.

Expenses

Total expenses increased by $0.2 million, or 0.4%, to $38.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.7 million, or 3.1%, to $24.8 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in our effective cost of debt for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 partially offset by a decrease in average borrowings of $3.7 million, or 0.8%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Base management fee expense decreased by $0.3 million, or 3.2%, to $8.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Base management fee decreased primarily due to a decrease of $24.2 million, or 3.4%, in average gross assets less cash for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

There was no performance based incentive fee expense for the nine months ended September 30, 2025. Performance based incentive fee expense decreased by $0.3 million, or 100.0% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This decrease was due to a decrease of $1.5 million, or 4.0%, in Pre-Incentive Fee Net Investment Income for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 and an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $7.2 million for the nine months ended September 30, 2025 compared to an Incentive Fee Cap of $7.2 million for the nine months ended September 30, 2024. The Incentive Fee Cap and Deferral Mechanism resulted in $7.2 million of reduced incentive fee expense and increased net investment income for the nine months ended September 30, 2025. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the nine months ended September 30, 2025 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $4.4 million for the nine months ended September 30, 2025 and 2024.

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

During the nine months ended September 30, 2025, we realized net losses on investments totaling $31.8 million primarily due to (1) the settlement of two debt investments, two equity investments and two other investments and (2) the realization of two warrant investments. During the same period, we converted $17.3 million in outstanding principal of the 2031 Convertible Notes which resulted in a realized loss on extinguishment of debt of $1.2 million. During the same period, we elected to exercise our option to redeem the outstanding balance of our 2022 Asset-Backed Notes (as defined below) which resulted in a realized loss on debt extinguishment of $0.9 million. During the nine months ended September 30, 2024, we realized net losses on investments totaling $31.4 million primarily due to the settlement of one debt investments.

During the nine months ended September 30, 2025, net unrealized depreciation on investments totaled $13.8 million which was primarily due to (1) the unrealized depreciation of four debt investments, three other investments and three equity investments and (2) the reversal of previously recorded unrealized appreciation from the realization of two warrant investments partially offset by (1) the unrealized appreciation on two debt investments and one equity investment, (2) the reversal of previously recorded unrealized depreciation from the settlement of one debt investment, one other investment, one equity investment and (3) the unrealized appreciation on the acquisition of debt investments. During the nine months ended September 30, 2024, net unrealized appreciation on investments totaled $0.9 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of one debt investment and (2) the unrealized appreciation on one other investment partially offset by (1) the unrealized depreciation on four debt investments and (2) the unrealized depreciation on our warrant and equity investments. The difficult equity fundraising market and under performance of certain portfolio companies, among other factors, resulted in us reducing the fair market value of the debt investments in such portfolio companies, thus increasing the unrealized depreciation on such debt investments.

Horizon Technology Finance Corporation and Subsidiaries

Liquidity and capital resources

As of September 30, 2025 and December 31, 2024, we had cash and investments in money market funds of $128.5 million and $97.5 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of September 30, 2025 and December 31, 2024, we had $2.4 million and $3.3 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2022 Asset-Backed Notes, our NYL Facility or our Nuveen Facility. Our primary sources of capital have been from our public equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”), with several entities owned or affiliated with New York Life Insurance Company and the Nuveen Note Funding Agreement (the “Nuveen Facility”, together with the Key Facility and the NYL Facility, the “Credit Facilities”) with several entities owned or affiliated with Nuveen Alternative Advisors LLC, and issuance of our public and private debt securities.

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

During the three months ended September 30, 2025, we sold 1,570,248 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $10.6 million, including $0.3 million of offering expenses, from these sales.

During the three months ended September 30, 2024, we sold 1,709,096 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $18.4 million, including $0.4 million of offering expenses, from these sales.

During the nine months ended September 30, 2025, we sold 1,974,553 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $14.2 million, including $0.5 million of offering expenses, from these sales.

During the nine months ended September 30, 2024, we sold 4,279,141 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $47.5 million, including $1.0 million of offering expenses, from these sales.

Horizon Technology Finance Corporation and Subsidiaries

On April 25, 2025, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us intend to comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2026 or the repurchase of $5.0 million of our common stock. On August 5, 2025, our Board authorized an increase in the maximum amount of shares that can be repurchased on the open market or in privately negotiated purchases pursuant to Rule 10b-18 and other applicable provisions of the Securities Exchange Act of 1934, as amended from up to $5,000,000 of shares to up to $10,000,000 of shares, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of our most recently disclosed net asset value per share. During the three and nine months ended September 30, 2025 and 2024, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through September 30, 2025, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million. From time to time, our Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

At September 30, 2025 and December 31, 2024 there was no outstanding principal balance under the Key Facility. As of September 30, 2025 and December 31, 2024, we had borrowing capacity under the Key Facility of $150.0 million. At September 30, 2025 and December 31, 2024, $42.0 million and $24.8 million, respectively, was available for borrowing under the Key Facility, subject to existing terms and advance rates.

At September 30, 2025 and December 31, 2024, the outstanding principal balance under the NYL Facility was $181.0 million. As of September 30, 2025 and December 31, 2024, we had borrowing capacity under the NYL Facility of $69.0 million. At September 30, 2025 and December 31, 2024, $8.9 million and $8.4 million, respectively, was available for borrowing under the NYL Facility, subject to existing terms and advance rates.

At September 30, 2025 and December 31, 2024, the outstanding principal balance under the Nuveen Facility was $90.0 million and $75.0 million, respectively. As of September 30, 2025 and December 31, 2024, we had borrowing capacity under the Nuveen Facility of $110.0 million and $25.0 million, respectively. At September 30, 2025 and December 31, 2024, $0.6 million and $9.9 million, respectively, was available for borrowing under the Nuveen Facility, subject to existing terms and advance rates.

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes”). At September 30, 2025 and December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million and $20.0 million, respectively. The 2031 Convertible Notes were not outstanding as of September 30, 2024.

On September 4, 2025, the Company entered into a note purchase agreement (the “2030 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $40.0 million aggregate principal of the Company’s 5.50% convertible notes due 2030 (the “2030 Convertible Notes”). At September 30, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $40.0 million. The 2030 Convertible Notes were not outstanding as of December 31, 2024.

On August 6, 2025, we purchased a portfolio of debt and related investments of Powerscourt XXV LP, a fund managed by Waterfall Asset Management (“WAM”), for a purchase price of $22.5 million, which assets at the purchase date had a fair value of $36.5 million and included debt investments on accrual status with a principal balance of $34.9 million. WAM and our Advisor had previously entered into Master Program Agreement in March 2023 whereby our Advisor offered WAM the opportunity to participate, as a co-lender with us, in debt investments originated by our Advisor. WAM retained all investment decisions. In 2023, WAM ceased making new investments under the program, as it no longer wished to pursue a venture debt strategy.

Our operating activities provided cash of $87.1 million for the nine months ended September 30, 2025, and our financing activities used cash of $57.0 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments partially offset by cash used to purchase investments in portfolio companies. Our financing activities used cash primarily to repay our 2022 Asset-Backed Notes and to pay distributions to our stockholders partially offset by the completion of our 2030 Convertible Notes, an advance on our Nuveen Facility and the sale of shares through our ATM for net proceeds of $14.2 million.

Our operating activities provided cash of $30.1 million for the nine months ended September 30, 2024, and our financing activities used cash of $19.1 million for the same period. Our operating activities provided cash from principal payments received on our debt investments partially offset by cash used to purchase investments in portfolio companies. Our financing activities used cash primarily to repay our Key Facility, to repay our term debt securitization in connection with which an affiliate of us made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $157.8 million securitization of secured loans we completed on November 9, 2022 (the “2022 Asset-Backed Notes”) and to pay distributions to our stockholders, partially offset from an advance on our Nuveen Facility and the sale of shares through our ATM for net proceeds of $47.5 million.

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

Horizon Technology Finance Corporation and Subsidiaries

Current borrowings

The following table shows our borrowings as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	200,000	90,000	110,000	100,000	75,000	25,000
2022 Asset-Backed Notes	—	—	—	81,078	81,078	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
2030 Convertible Notes	40,000	40,000	—	—	—	—
2031 Convertible Notes	2,750	2,750	—	20,000	20,000	—
Total before debt issuance costs	757,750	428,750	329,000	716,078	472,078	244,000
Unamortized debt issuance costs attributable to term borrowings	—	(4,719)	—	—	(4,174)	—
Total borrowings outstanding, net	$757,750	$424,031	$329,000	$716,078	$467,904	$244,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. On June 20, 2024, we amended the Key Facility, among other things, (i) to extend the date on which we may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 7.25% and 7.50% as of September 30, 2025 and December 31, 2024, respectively. The interest rate in effect was 7.35% and 7.60% as of September 30, 2025 and December 31, 2024, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% of any unborrowed amount available under the facility annually.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At September 30, 2025 and December 31, 2024, there were approximately $1.4 million of such restricted investments.

There were $181.0 million in notes issued to the NYL Noteholders as of September 30, 2025 and December 31, 2024 at an interest rate of 6.57% and 6.47%, respectively. As of September 30, 2025 and December 31, 2024, we had borrowing capacity under the NYL Facility of $69.0 million. At September 30, 2025 and December 31, 2024, $8.9 million and $8.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

Under the terms of the Nuveen Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. We have segregated these funds and classified them as restricted investments in money market funds. At September 30, 2025 and December 31, 2024, there were approximately $1.1 million and $1.0 million, respectively, of such restricted investments.

There were $90.0 million and $75.0 million in notes issued to the Nuveen Noteholders as of September 30, 2025 and December 31, 2024 at an interest rate of 7.21% and 7.14%, respectively. As of September 30, 2025 and December 31, 2024, we had borrowing capacity under the Nuveen Facility of $110.0 million and $25.0 million. At September 30, 2025 and December 31, 2024, $0.6 million and $9.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Securitization

2022 Asset-Backed Notes

On November 9, 2022, the 2022 Asset-Backed Notes were issued by the 2022‑1 Trust pursuant to a note purchase agreement, dated as of November 9, 2022, by and among us and Keybanc Capital Markets Inc. as Initial Purchaser, and were backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies and were to be serviced by us. Interest on the 2022 Asset-Backed Notes was paid, to the extent of funds available, at a fixed rate of 7.56% per annum. The 2022 Asset-Backed Notes had a two-year reinvestment period and a stated maturity of November 15, 2030. The 2022 Asset-Backed Notes were rated A by Morningstar Credit Ratings, LLC on November 9, 2022. There had been no change in the rating since November 9, 2022.

As of September 30, 2025, the 2022-Asset Backed Notes were repaid in full. As of December 31, 2024, the 2022 Asset-Backed Notes had an outstanding principal balance of $81.1 million.

Under the terms of the 2022 Asset-Backed Notes, we were required to maintain a reserve cash balance, funded through proceeds from the sale of the 2022 Asset-Backed Notes, which may have been used to pay monthly interest and principal payments on the 2022 Asset-Backed Notes. We had segregated these funds and classified them as restricted investments in money market funds. At December 31, 2024, there were approximately $1.0 million of such restricted investments.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (or the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes have a stated maturity of March 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bear interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2025, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes are listed on the New York Stock Exchange under the symbol “HTFB”.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2025, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

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

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) our most recently reported NAV per share immediately prior to the date of exercise.

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

During the three and nine months ended September 30, 2025, the holders of a portion of the 2031 Convertible Notes converted $4.8 million and  $17.3 million, respectively in outstanding principal of the 2031 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 643,043 and  2,264,546 shares of common, respectively, stock at a weighted average conversion price of $7.43 and  $7.69, respectively, together with cash in lieu of fractional shares, in accordance with noteholder conversion notice.

As of September 30, 2025 and December 31, 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million and $20.0 million, respectively.

2030 Convertible Notes

On September 4, 2025, we entered into the 2030 Note Purchase Agreement, by and among us and each purchaser named therein, in connection with the issuance and sale of $40.0 million aggregate principal of our 5.50% 2030 Convertible Notes. We received net proceeds (before expenses) from the sale of the 2030 Convertible Notes of approximately $36.6 million.

The 2030 Convertible Notes mature on September 4, 2030, unless earlier converted or repurchased in accordance with their terms. The 2030 Convertible Notes bear interest at a rate of 5.50% per year, payable monthly in arrears on the last day of each calendar month, beginning on September 30, 2025.

At any time on or after October 4, 2025, at our sole option, we may redeem, from time to time, the 2030 Convertible Notes in whole or in part, out of funds legally available for such redemption, at 100% of the principal amount prepaid plus accrued but unpaid interest to but excluding the date of prepayment.

Each holder of a 2030 Convertible Note has the right, at such holder’s option, to convert any such 2030 Convertible Note, at any time on or after October 4, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock of the Company equal to the principal balance of the 2030 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2030 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) our most recently reported NAV per share immediately prior to the date of exercise.

No holder of 2030 Convertible Notes may exercise its conversion right if upon conversion the holder would receive shares that would cause funds and accounts managed by the investment adviser to such funds and accounts and any person controlled by the parent company of such investment adviser to beneficially own in the aggregate more than 4.99% of the shares outstanding at such time.

The 2030 Convertible Notes are not listed on any exchange and may not be transferred without our consent.

As of September 30, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $40.0 million. The 2030 Convertible Notes were not outstanding as of December 31, 2024.

Other assets

As of September 30, 2025 and December 31, 2024, other assets were $8.9 million and $6.5 million, respectively, which were primarily comprised of debt issuance costs and prepaid expenses.

Horizon Technology Finance Corporation and Subsidiaries

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2025:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$428,750	$111,804	$195,203	$118,993	$2,750
Unfunded commitments	109,000	74,500	34,500	—	—
Incentive fee deferral	27,402	4,376	23,026	—	—
Total	$565,152	$190,680	$252,729	$118,993	$2,750

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2025, we had unfunded commitments of $109.0 million. There are no undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of September 30, 2025, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three months ended September 30, 2025 and 2024, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $2.8 million and $2.4 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. During the nine months ended September 30, 2025 and 2024, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $7.2 million of incentive fee which may become subject to payment up to three years after the date of deferment. As of September 30, 2025 and December 31, 2024, the total amount subject to recoupment was $27.4 million and $20.2 million, respectively. Our Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, our net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver is effective commencing with the quarter ending March 31, 2025 and terminates with the quarter ending December 31, 2025. During the three and nine months ended September 30, 2025, our Advisor did not earn an income incentive fee.

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

Horizon Technology Finance Corporation and Subsidiaries

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2025 and 2024, our Advisor earned $2.7 million and $3.0 million pursuant to the Investment Management Agreement. During the nine months ended September 30, 2025 and 2024, our Advisor earned $8.9 million and $9.5 million, respectively, pursuant to the Investment Management Agreement.

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

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended September 30, 2025 and 2024, our Advisor earned $0.4 million pursuant to the Administration Agreement. During the nine months ended September 30, 2025 and 2024, our Advisor earned $1.2 million and $1.3 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three and nine months ended September 30, 2025, we recognized $0.04 million and $0.3 million, respectively, from debt investments while on non-accrual status. For the three and nine months ended September 30, 2024, we recognized in interest income $0.2 million from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2025 and December 31, 2024.

Recent developments

On October 1, 2025, we funded a $10.0 million debt investment to a new portfolio company, Apkudo, Inc.

On October 6, 2025, the holders of a portion of the 2030 Convertible Notes converted $0.3 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 37,070 shares of common stock at a conversion price of $6.75 per share, together with cash in lieu of fractional shares.

On October 8, 2025, Hound Labs, Inc. ("Old Hound") sold substantially all of its assets to Hound Labs II, LLC ("New Hound") and New Hound assumed certain liabilities of Old Hound, including, without limitation, the liabilities of Old Hound to us. Immediately after such transactions, we and New Hound entered into an agreement whereby we exchanged $9.6 million of debt owed to us by Old Hound for 19.1% of the equity in New Hound. After such conversion, the aggregate principal amount of our debt investment in New Hound is $6.6 million.

On October 14, 2025, Hometeam Technologies, Inc. sold one of its business units and partially repaid $0.9 million of our debt investment.

Horizon Technology Finance Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2025 and December 31, 2024, 100% and 99%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our September 30, 2025 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at September 30, 2025, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$14,492	$—	$14,492
Up 200 basis points	$9,033	$—	$9,033
Up 100 basis points	$3,697	$—	$3,697
Down 300 basis points	$(2,828)	$—	$(2,828)
Down 200 basis points	$(2,101)	$—	$(2,101)
Down 100 basis points	$(1,207)	$—	$(1,207)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2026 Notes, our 2031 Convertible Notes and our 2030 Convertible Notes bear interest at a fixed rate, our Credit Facilities have floating interest rate provisions. The Key Facility is subject to an interest rate floor of 0.10% per annum, based on a prime rate index which resets monthly. The interest payable on the NYL Facility is based on the Three Year I Curve rate plus a margin of 2.95% with an interest rate floor and resets on any advance date. The interest payable on the Nuveen Facility is based on the United States Treasury constant maturity 3-year and 5-year rates plus a margin of 2.95% with an interest rate floor and resets on any advance date. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”), and related Commodity Futures Trading Commission (the “CFTC”), regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Horizon Technology Finance Corporation and Subsidiaries

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

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, except as set forth below.

Risks Relating to the Merger

On August 7, 2025, we entered into the Merger Agreement with MRCC, Merger Sub, MC Advisors, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale and at the Effective Time, the Mergers will occur. Both MRCC and our boards of directors, including each of the respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board) have approved the Merger Agreement and the transactions contemplated thereby.

On August 7, 2025, MRCC also entered into the Asset Purchase Agreement with MCIP, and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the Closing Date, MCIP will complete the Asset Sale. Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Mergers.

The termination of the Merger Agreement and/or Asset Purchase Agreement could negatively impact us.

If the Merger Agreement and/or Asset Purchase Agreement are terminated, we may suffer adverse consequences, including:

●	our business may be adversely impacted due to the opportunity cost of pursuing the transaction rather than other beneficial opportunities due to the focus of management on the Transactions;
●	we would not realize any of the anticipated benefits of the Transactions;
●	the market price of our common stock may decline, including to the extent that the market price prior to termination reflects perceived synergies and strategic advantages in the Transactions as well as market assumptions that the Transactions will close as contemplated; and
●	we may not be able to find another party willing and able to undertake a similar transaction that would provide the same potential advantages to us.

The Transactions are subject to customary closing conditions, including stockholder approvals. If such conditions are not satisfied or waived, the Transactions will not close, which may result in material adverse consequences to our business, operations and business prospects.

The Transactions are subject to customary closing conditions, including certain approvals of our and MRCC’s respective stockholders. If such conditions are not satisfied, the Transactions will not close. We currently expect that all of our directors and executive officers will vote their shares of our common stock in favor of the proposals to be presented at our special meeting of stockholders. If our stockholders do not approve the Merger, and the Transactions are not completed, the resulting failure of the Transactions could have a material adverse impact on our business, operations and business prospects.

The closing condition that our stockholders approve the issuance of the shares of our common stock pursuant to the Merger Agreement (the “Merger Stock Issuance Proposal”) at our special meeting of stockholders as described in the Merger Agreement may not be waived under applicable law and must be satisfied for the Merger to be completed. If the stockholders of MRCC do not approve the Merger and the Transactions are not completed, the resulting failure of the Transactions could have a material adverse impact on our business, operations and business prospects. In addition to the required approvals of our, MCIP and MRCC’s stockholders, the Transactions are subject to a number of other conditions beyond our control or the control of MCIP and MRCC. These conditions may prevent, delay or otherwise materially adversely affect Transactions from being completed. None of MCIP, MRCC or the Company can predict whether and when these other conditions will be satisfied.

Horizon Technology Finance Corporation and Subsidiaries

If the Transactions do not close, we will not benefit from the expenses incurred in their pursuit.

The Transactions may not be completed. If the Transactions are not completed, we will have incurred substantial expenses for which no ultimate benefit will be received. We have incurred and will incur substantial out-of-pocket expenses in connection with the Transactions for investment banking, legal and accounting fees, financial printing and other Transaction-related expenses, much of which will be incurred even if the Transactions are not completed.

Because the market price of our common stock will fluctuate, our stockholders and the stockholders of MRCC cannot be sure of the market value of the amount of Merger Consideration to be paid to MRCC’s stockholders until the closing of the Merger.

At the effective time of the Merger, each share of MRCC common stock issued and outstanding immediately prior to such time (other than shares owned by us or any of our consolidated subsidiaries) will be converted into the right to receive a number of shares of our common stock equal to an exchange ratio to be determined not more than 48 hours prior to the effective time, plus cash (without interest) in lieu of fractional shares. For illustrative purposes, based on June 30, 2025 net asset values of MRCC and us, and including Transaction-related costs and other tax-related distributions, we would issue approximately 24.6 million shares of our common stock in the aggregate pursuant to the Merger Agreement and based on the number of shares of MRCC common stock outstanding as of that date, resulting in pro forma ownership of the Company of 63.1% for our current stockholders and 36.9% for MRCC’s current stockholders.

The market value of the shares of our common stock to be received by MRCC’s stockholders (together with cash received by MRCC’s common stockholders in lieu of fractional shares, the “Merger Consideration”) may vary from our common stock’s closing price on the date the Merger was announced, on the date of the filing of this current report, on the date our joint proxy statement/prospectus is mailed to our stockholders, on the date of our special meeting of stockholders or the date of MRCC’s special meeting of stockholders and on the date the Merger is completed and thereafter. Any change in the market price of our common stock prior to completion of the Merger will affect the market value of the Merger Consideration that MRCC’s stockholders will receive upon completion of the Merger.

Accordingly, at the time of our special meeting of stockholders, our stockholders and MRCC’s stockholders will not know or be able to calculate the amount of Merger Consideration they would receive upon completion of the Merger. Under the terms of the Merger Agreement, we and MRCC are not permitted to terminate the Merger Agreement or to resolicit the vote of their respective stockholders solely because of changes in the market price of shares of our common stock after our special meeting of stockholders.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include:

●	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
●	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
●	loss of our qualification as a RIC or business development company;
●	changes in market interest rates and decline in the prices of debt;
●	changes in earnings or variations in operating results;
●	changes in the value of our portfolio investments;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
●	departure of key personnel of the investment adviser for our or any of our affiliates’ key personnel;
●	operating performance of companies comparable to us;
●	general economic trends and other external factors; and
●	loss of a major funding source.

If the Transactions close as contemplated, we will receive a substantial amount of cash, as net proceeds, that we must then deploy, and you may not agree with the way we allocate the net proceeds from the Transactions.

Upon the closing of the Transactions, based upon net asset values of our and MRCC’s shares as of June 30, 2025, we expect to receive approximately $165 million in cash proceeds. To deploy that cash, we must identify and invest in loans and other assets consistent with our investment strategy. Depending on market conditions, it may be difficult to identify a sufficient number of investments compatible with our strategy at pricing that generates attractive returns to the stockholders of the combined company. Our ability to identify suitable investments will depend on conditions in the market for loans immediately after the closing of the Transactions, and any disruption in the lending market at that time could require that we delay our investments or make investments on less favorable terms than we would typically require. We may also invest in companies with which you may not agree. If we are unable to make appropriate, attractive investments, our returns will diminish as we hold cash or cash equivalents that generate returns lower than returns we typically earn on our debt investments until such time as we can invest the net proceeds of the Transactions in debt investments.

We could have indemnification obligations to our directors or officers and MRCC’s directors or officers.

Under the terms of the Merger Agreement, we have agreed to indemnify our directors and officers and MRCC’s directors or officer who may become the subject of claims based on the fact that such person is or was our director or officer or MRCC’s director or officer and pertaining to actions occurring at or prior to the effective time of the Merger. Uncertainty with respect to the outcome of these obligations could have a material adverse impact on us and the surviving company following the consummation of the Transactions.

Horizon Technology Finance Corporation and Subsidiaries

The Merger Agreement and Asset Purchase Agreement limit our ability to pursue alternatives to the Transactions.

The Merger Agreement and Asset Purchase Agreement contain provisions that limit our ability to discuss, facilitate or commit to alternative third-party proposals to enter into a business combination or other similar control transaction. These provisions, which are customary for transactions of this type and include an aggregate of $10.8 million in termination fees payable by a third-party acquiror under certain circumstances, may discourage an interested party that might have an interest in combining with us from considering or proposing such a transaction even if it were prepared to value such a combination more highly than the amounts agreed in the Merger.

We and MRCC are subject to operational uncertainties and contractual restrictions while the Transactions are pending.

Uncertainties about the impact of the Transactions may have an adverse effect on us and on MRCC and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with us and MRCC to change their existing business relationships with us and MRCC. In addition, the Merger Agreement contains representations, warranties and covenants, including covenants relating to the operation of each of MRCC’s business and our business during the period prior to the closing of the Merger. These provisions may restrict us and MRCC from taking actions that we might otherwise consider to be in our best interests. Also, these restrictions may prevent us and MRCC from pursuing certain business opportunities that may arise prior to the completion of the Transactions.

We, MRCC and MCIP may waive one or more conditions to the Transactions without resoliciting stockholder approval.

Certain conditions to our, MRCC’s and MCIP’s obligations to complete the Transactions may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by the agreement of us and MRCC or MRCC and MCIP, as applicable. In the event that any such waiver does not require any re-solicitation of stockholders, the parties to the Merger Agreement and Asset Purchase Agreement will have the discretion to complete the Transactions without seeking further stockholder approval. However, the conditions requiring the approval of the Transactions by our stockholders cannot be waived.

The market price of our common stock after the Merger will be affected by factors different from those affecting our common stock price prior to our signing the Merger Agreement.

Our existing business after the Merger closes will be impacted by the increase in cash and outstanding shares of our stock as a result of the Merger. Accordingly, the results of operations of the combined company, and the market price of our common stock after the Merger, may be affected by factors different from those currently affecting our independent operations. Accordingly, the historical trading prices and financial results of MRCC may not be indicative of these matters for the combined company following the Merger.

We may not replicate our historical performance, or the historical success of MRCC.

Following the consummation of the Transactions, we cannot provide any assurance that we will replicate our own historical performance, the historical success of MRCC or the historical performance of other companies advised by HTFM and MC Advisors in the past. Accordingly, our investment returns could be substantially lower than the returns achieved by us in the past, by MRCC, or by such other funds managed by HTFM or MC Advisors.

Horizon Technology Finance Corporation and Subsidiaries

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and among the Company, HMMS, Inc., Monroe Capital Corporation, Monroe Capital BDC Advisors, LLC and Horizon Technology Finance Management LLC, dated as of August 7, 2025. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 8, 2025)
10.1	Note Purchase Agreement, dated as of September 4, 2025, by and among the Company and the Purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 5, 2025)
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

Horizon Technology Finance Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: October 28, 2025	By:	/s/ Michael P. Balkin
	Name:	Michael P. Balkin
	Title:	Chief Executive Officer

Date: October 28, 2025	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer