Form 10-K
period 2025-12-31
Horizon Technology Finance Corp
filed 2026-03-03
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00802

HORIZON TECHNOLOGY FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-2114934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
312 Farmington Avenue,
Farmington, CT	06032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (860) 676‑8654

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
6.25% Notes due 2027	HTFC	The New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2025 based on the closing price on that date of $7.20 on the Nasdaq Global Select Market was $300.0 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 47,804,711 shares of the Registrant’s common stock outstanding as of March 3, 2026.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K are incorporated by reference into Part III of this Annual Report on Form 10‑K.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑K

FOR THE YEAR ENDED December 31, 2025

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

●	“Credit Facilities” refers to collectively the Key Facility, the NYL Facility and the Nuveen Facility;

●	“2026 Notes” refers to the $57.5 million aggregate principal amount of our 4.875% unsecured notes due 2026, which were issued by us in March 2021 and redeemed on January 28, 2026;

●	“2027 Notes” refers to the $57.5 million aggregate principal amount of our 6.25% unsecured notes due 2027, which were issued by us on June 15, 2022 and July 11, 2022;

●

“2028 Notes” (collectively with the 2026 Notes and the 2027 Notes, “Debt Securities”) refers to the $57.5 million aggregate principal amount of our 7.00% unsecured notes due 2028, which were issued by us on December 15, 2025;

●	“2030 Convertible Notes” refers to the $40.0 million aggregate principal amount of our 5.50% unsecured notes due 2030, which were issued by us on September 4, 2025; and

●

“2031 Convertible Notes” (collectively with the 2030 Convertible Notes, “Convertible Notes”) refers to the $20.0 million aggregate principal amount of our 7.125% unsecured notes due 2031, which were issued by us on October 17, 2024, in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings subject to a 150% asset coverage agreement. As defined in the 1940 Act, asset coverage of 150% means that we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to pay corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

Compass Horizon Funding Company LLC, or Compass Horizon, our predecessor company, commenced operations in March 2008. We are a Delaware corporation organized in March 2010 for the purpose of acquiring Compass Horizon and continuing its business as a public entity.

From the commencement of operations of Compass Horizon on March 4, 2008 through December 31, 2025, we funded 273 portfolio companies and invested $2.8 billion in debt investments. As of December 31, 2025, our debt investment portfolio consisted of 38 debt investments with an aggregate fair value of $596.0 million. As of December 31, 2025, 97.3%, or $579.8 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. As of December 31, 2025, our net assets were $318.5 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade”. Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2025, our dollar-weighted annualized yield on average debt investments was 15.8%. We calculate the dollar-weighted yield on average debt investments for any period as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield on average debt investments is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

For the year ended December 31, 2025, our investment portfolio had an overall total yield of 14.6%. We calculate the overall total yield for any period as (1) total investment income during the period divided by (2) the average of the fair value of investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The overall total yield is higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

As of December 31, 2025, our debt investments had a dollar-weighted average term of 53.0 months from inception and a dollar-weighted average remaining term of 37.0 months. As of December 31, 2025, substantially all of our debt investments had an original committed principal amount of between $1 million and $45 million, repayment terms of between 4 and 72 months and bore current pay interest at annual interest rates of between 7% and 13%.

For the year ended December 31, 2025, our total return based on market value was (13.6)%. Total return based on market value is calculated as (x) the sum of (i) the closing sales price of our common stock on the last day of the period plus (ii) the aggregate amount of distributions paid per share during the period, less (iii) the closing sales price of our common stock on the first day of the period, divided by (y) the closing sales price of our common stock on the first day of the period.

In addition to our debt investments, as of December 31, 2025, we held warrants to purchase stock, predominantly preferred stock, in 72 portfolio companies, equity positions in 17 portfolio companies and success fee arrangements in eight portfolio companies.

Our investment activities, and our day-to-day operations, are managed by our Advisor and supervised by our board of directors, or the Board, of which a majority of the members are independent of our Advisor. Under an investment management agreement dated March 31, 2025, or the Investment Management Agreement, we paid our Advisor a base management fee and an incentive fee for its advisory services to us. The Investment Management Agreement was considered and approved by our Board, including a majority of our independent directors, on December 10, 2024 and was approved by the Company’s stockholders at a special meeting of stockholders held on February 21, 2025. The Investment Management Agreement became effective upon a closing of a transaction pursuant to which Momentum US Bidco LLC, an affiliate of Wendel SE, acquired 75% of the outstanding equity interests of certain affiliates of Monroe Capital LLC, including but not limited to Monroe Capital Intermediate Holdings, LLC, the indirect parent company of the Advisor. We have also entered into an administration agreement, or the Administration Agreement, with our Advisor under which we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement.

Our common stock began trading October 29, 2010 and is currently traded on the Nasdaq Global Select Market, or Nasdaq, under the symbol “HRZN”.

On August 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Monroe Capital Corporation, a Maryland corporation (“MRCC”), HMMS, Inc., a Maryland corporation and wholly owned subsidiary of us (“Merger Sub”), Monroe Capital BDC Advisors, LLC, an investment adviser to MRCC, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into MRCC, with MRCC continuing as the surviving company and as a wholly owned subsidiary of us and, immediately thereafter, MRCC will merge with and into us, with us continuing as the surviving company (collectively, the “Mergers”). MRCC also entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Income Plus Corporation, a Maryland corporation (“MCIP”), and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), MCIP will acquire all of MRCC’s investment assets and liabilities at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale” and together with the Merger, the “Transactions”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger. The Merger related proxy was distributed to shareholders on January 20, 2026. The Merger is subject to, among other things, the approval of our shareholders at a Special Meeting of shareholders to be held March 13, 2026.

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

Our Advisor is led by four senior managers including Michael P. Balkin, our Chief Executive Officer, Daniel R. Trolio, our Executive Vice President and Chief Financial Officer, John C. Bombara, our Executive Vice President, General Counsel and Chief Compliance Officer and Paul G. Seitz, our Senior Vice President and Chief Investment Officer.

On March 31, 2025, Monroe Capital Investment Holdings, L.P., or MCIH, the indirect parent company of our Advisor, Monroe Capital Intermediate Holdings, LLC, or Intermediate Holdings, and certain other affiliates of Monroe Capital LLC, or collectively with MCIH, Intermediate Holdings and each such other affiliate party to the Transaction Agreement, Monroe, entered into an Equity Purchase Agreement, or the Transaction Agreement, pursuant to which Momentum US Bidco LLC, or the Acquiror, an affiliate of Wendel SE, or collectively with its affiliates and the Acquiror, Wendel, acquired 75% of the equity interests in Monroe, which constituted a change in control of our Advisor. The Monroe business (including 100% of the equity interests in MCH HoldCo LLC, or MCH HoldCo, and, indirectly, 100% of the equity interests of our Advisor) was contributed by MCIH to Intermediate Holdings, and 75% of the equity interests of Intermediate Holdings were acquired by the Acquiror. Neither we nor our Advisor were party to the Transaction Agreement. The closing of the transactions under the Transaction Agreement resulted in a change in control of the Advisor, or the Advisor Change in Control. On December 10, 2024, our Board unanimously approved a new investment advisory agreement with our Advisor, substantially similar to the existing Investment Management Agreement, subject to stockholder approval at a special meeting of stockholders and the closing of the Advisor Change in Control. On February 21, 2025, the stockholders approved the new investment advisory agreement.  On March 31, 2025, the Advisor Change of Control closed and the new investment advisory agreement became effective. The Advisor Change in Control did not substantially or adversely affect us. Immediately after the closing of the Change in Control, all of the officers and investment professionals at our Advisor remained at our Advisor and our Advisor and we maintain our venture lending-focused investment strategy.

On June 5, 2025, Robert D. Pomeroy, Jr. retired from the Advisor and resigned as Chief Executive Officer of the Advisor and the Company, but remained as Chairman of  the Board of Directors of the Company, and on June 5, 2025 Gerald A. Michaud resigned as President of the Advisor and the Company and resigned from the Board of Directors of the Company, and on December 31, 2025 retired from the Advisor. On June 5, 2025, Mr. Balkin was appointed Chief Executive Officer of the Advisor and the Company. On June 5, 2025, Daniel Devorsetz resigned as Chief Investment Officer of the Advisor and the Company and on September 30, 2025 resigned from the Company. On June 5, 2025, Paul G. Seitz was appointed as Chief Investment Officer of the Advisor and the Company.

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

●

Use of leverage. We use leverage to increase returns on equity through our Credit Facilities, through our 2027 Notes, 2028 Notes, 2030 Convertible Notes and 2031 Convertible Notes. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources” for additional information about our use of leverage. In addition, we may issue additional debt securities or preferred stock in one or more series in the future.

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

Competitive strengths

We believe that we, together with our Advisor, possess significant competitive strengths, which include the following:

Consistently execute commitments and close transactions. Our Advisor and its senior management and investment professionals have an extensive track record of originating, underwriting and managing Venture Loans. Our Advisor and its predecessor have directly originated, underwritten and managed Venture Loans with an aggregate original principal amount over $3.2 billion to more than 340 companies since operations commenced in 2004.

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

Well-known brand name. Our Advisor has originated Venture Loans to more than 340 companies in our Target Industries under the “Horizon Technology Finance” brand.

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

A primary element of the due diligence process is interviewing key existing investors of the prospective portfolio company, who are often also members of the prospective portfolio company’s board of directors. While these board members and/or investors are not independent sources of information, their support for management and willingness to support the prospective portfolio company’s further development are critical elements of our decision-making process.

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

Loan closing and funding. Approved investments are documented and closed by our Advisor’s in-house legal and loan administration staff, with the assistance, at times of outside counsel. Loan documentation is based upon standard templates created by our Advisor and is customized for each transaction to reflect the specific deal terms. The transaction documents typically include a loan and security agreement, warrant agreement and applicable perfection documents, including applicable Uniform Commercial Code financing statements and, as applicable, may also include a landlord agreement, patent and trademark security grants, a subordination agreement, an intercreditor agreement and other standard agreements for commercial loans in the Venture Lending industry. Funding requires final approval by our Advisor’s General Counsel, Chief Executive Officer, Chief Financial Officer and Chief Investment Officer.

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

Board Recommendation and Approval of the Investment Management Agreement

The Investment Management Agreement was considered and approved by our Board, including a majority of our independent directors, on December 10, 2024 for a two-year period, subject to approval by our shareholders at a Special meeting of shareholders and the closing of the Advisor Change of Control. When it considered recommending the approval of the Investment Management Agreement, our Board held a meeting at which it focused on information it received relating to, among other things, (a) the nature, quality and extent of the advisory and other services to be provided to us by our Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our Advisor or the Administrator from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (f) the organizational capability and financial condition of our Advisor and its affiliates; (g) our Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our Advisor; (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure, (i) confirmation that our Advisor intends to continue to manage us in a manner consistent with our investment objectives; and (j) certain other factors our Board deemed to be relevant.

Based on the information reviewed and its discussions related thereto, our Board, including a majority of the directors who are not interested persons of us, determined that the investment management fee rates payable pursuant to the terms of the Investment Management Agreement were reasonable in relation to the services to be provided.

On December 10, 2024, in connection with the Advisor Change in Control, our Board unanimously approved, and recommended that stockholders approve, a new investment advisory agreement with our Advisor, substantially similar to the existing Investment Management Agreement, subject to stockholder approval at a special meeting of stockholders and the closing of the Advisor Change in Control. On February 21, 2025, the stockholders approved the new investment advisory agreement.  On March 31, 2025, the Advisor Change of Control closed and the new investment advisory agreement became effective. The Advisor Change in Control did not substantially or adversely affect us. Immediately after the closing of the Change in Control, all of the officers and investment professionals at our Advisor remained at our Advisor and our Advisor and we maintain our venture lending-focused investment strategy.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates may be precluded from co-investing in transactions for which terms other than price are negotiated by our affiliates. As a result of one or more of these situations, we may not be able to invest as much as we otherwise would in certain investments or may not be able to liquidate a position as quickly. From June 30, 2023 through December 17, 2025, we and our Advisor relied on exemptive relief from the SEC granted to certain affiliates of Monroe on October 15, 2014, as amended on January 10, 2023 (the “Old Order”), permitting us to co-invest with other funds and accounts sponsored or managed by our Advisor, Monroe and their affiliates in negotiated investments, subject to the terms and conditions of such exemptive relief. On December 17, 2025, the U.S. Securities and Exchange Commission granted our new exemptive relief order application (812-15798) (the “New Order”) which, among other things, modifies the requirements for co-investments in the Old Order. We are required to comply with all terms and conditions required in the New Order.

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

●	The termination of the Merger Agreement and/or Asset Purchase Agreement could negatively impact us.

●

The Transactions are subject to customary closing conditions, including stockholder approvals. If such conditions are not satisfied or waived, the Transactions will not close, which may result in material adverse consequences to our business, operations and business prospects.

●	The opinions delivered to our Board and the MRCC Board by the respective financial advisors to our Special Committee and the MRCC Special Committee prior to signing the Merger Agreement and the Asset Purchase Agreement do not reflect changes in circumstances after the date of the opinions.

●	If the Transactions do not close, we will not benefit from the expenses incurred in their pursuit.

●

Because the market price of our common stock will fluctuate, our stockholders and the stockholders of MRCC cannot be sure of the market value of the amount of Merger Consideration to be paid to MRCC’s stockholders until the closing of the Merger.

●	Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

●

The Merger and/or Asset Sale may trigger certain “change of control” provisions and other restrictions in contracts of us, MRCC or their affiliates (e.g., under contracts governing indebtedness), and the failure to obtain any required consents or waivers could adversely impact the combined company.

●

If the Transactions close as contemplated, we will receive a substantial amount of cash, as net proceeds, that we must then deploy, and you may not agree with the way we allocate the net proceeds from the Transactions.

●	We could have indemnification obligations to our directors or officers and MRCC’s directors or officers.

●	The Merger Agreement and Asset Purchase Agreement limit our ability to pursue alternatives to the Transactions.

●	We and MRCC are subject to operational uncertainties and contractual restrictions while the Transactions are pending.

●	We, MRCC and MCIP may waive one or more conditions to the Transactions without resoliciting stockholder approval.

●	The market price of our common stock after the Merger will be affected by factors different from those affecting our common stock price prior to our signing the Merger Agreement.

●	We may not replicate our historical performance, or the historical success of MRCC.

●	Political, social and economic uncertainty, including uncertainty related to tariffs, trade disputes, war and inflation, creates and exacerbates risks.

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

Risks Related to the Merger

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

The opinions delivered to our Board and the MRCC Board by the respective financial advisors to our Special Committee and the MRCC Special Committee prior to signing the Merger Agreement and the Asset Purchase Agreement do not reflect changes in circumstances after the date of the opinions.

The opinions of the financial advisors to our Special Committee and the MRCC Special Committee, respectively, were delivered to the parties’ respective boards on, and dated, August 7, 2025. Changes in the operations and prospects of MRCC or us, general market and economic conditions and other factors that may be beyond the control of MRCC or us may significantly alter the value of MRCC or the price of shares of our Common Stock by the time the Merger is completed. The opinions do not speak as of the time the Transactions will be completed or as of any date other than the date of such opinions.

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

At the effective time of the Merger, each share of MRCC common stock issued and outstanding immediately prior to such time (other than shares owned by us or any of our consolidated subsidiaries) will be converted into the right to receive a number of shares of our common stock equal to an exchange ratio to be determined not more than 48 hours prior to the effective time, plus cash (without interest) in lieu of fractional shares. For illustrative purposes, based on September 30, 2025 net asset values of MRCC and us, and including Transaction-related costs and other tax-related distributions, we would issue approximately 23.0 million shares of our common stock in the aggregate pursuant to the Merger Agreement and based on the number of shares of MRCC common stock outstanding as of that date, resulting in pro forma ownership of the Company of 65.9% for our current stockholders and 34.1% for MRCC’s current stockholders.

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

Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

Our stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective ownership interests in us prior to the Merger. Consequently, our stockholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over our management and policies.

Prior to completion of the Merger, subject to certain restrictions in the Merger Agreement, we and MRCC could each issue additional shares of common stock, which would further reduce the percentage ownership of the combined company held by current our stockholders or to be held by MRCC stockholders, as applicable. After completion of the Merger, we may issue additional shares of our common stock, including, subject to certain restrictions under the 1940 Act, including a requirement to obtain stockholder approval of such issuance, at prices below our common stock’s then-current net asset value per share. The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our and former MRCC stockholders.

The Merger and/or Asset Sale may trigger certain “change of control” provisions and other restrictions in contracts of us, MRCC or their affiliates (e.g., under contracts governing indebtedness), and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of our and MRCC or their affiliates, which may include agreements governing indebtedness of us or MRCC, will or may require the consent or waiver of one or more counterparties in connection with the Transactions. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our or MRCC’s obligations under, any such agreement because the Transactions may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all. If these types of provisions are triggered in agreements governing indebtedness of us or MRCC, the lender or holder of the debt instrument could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing us from operating a material part of MRCC’s business.

In addition, the consummation of the Transactions may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of ours or MRCC. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

If the Transactions close as contemplated, we will receive a substantial amount of cash, as net proceeds, that we must then deploy, and you may not agree with the way we allocate the net proceeds from the Transactions.

Upon the closing of the Transactions, based upon net asset values of our and MRCC’s shares as of September 30, 2025, we expect to receive approximately $162 million in cash proceeds. To deploy that cash, we must identify and invest in loans and other assets consistent with our investment strategy. Depending on market conditions, it may be difficult to identify a sufficient number of investments compatible with our strategy at pricing that generates attractive returns to the stockholders of the combined company. Our ability to identify suitable investments will depend on conditions in the market for loans immediately after the closing of the Transactions, and any disruption in the lending market at that time could require that we delay our investments or make investments on less favorable terms than we would typically require. We may also invest in companies with which you may not agree. If we are unable to make appropriate, attractive investments, our returns will diminish as we hold cash or cash equivalents that generate returns lower than returns we typically earn on our debt investments until such time as we can invest the net proceeds of the Transactions in debt investments.

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

In addition, if any two of the three of Mr. Balkin, our Chief Executive Officer, Mr. Seitz, our Chief Investment Officer or Mr. Trolio, our Chief Financial Officer, ceases to be actively involved with us or our Advisor, and is not replaced by an individual satisfactory to Key within 90 days, Key could, absent a waiver or cure, demand repayment of any outstanding obligations under the Key Facility. If any two of the four of our Chief Executive Officer, Chief Investment Officer, Chief Financial Officer or President ceases to be actively involved with us, the NYL Noteholders could, absent a waiver or cure, redeem any outstanding obligations under the NYL Facility. In such an event, if we do not have sufficient cash to repay our outstanding obligations, we may be required to sell investments which, due to their illiquidity, may be difficult to sell on favorable terms or at all. We may also be unable to make new investments, cover our existing obligations to extend credit or meet other obligations as they come due, which could adversely impact our results of operations.

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

From June 30, 2023 through December 17, 2025, we and our Advisor relied on exemptive relief under the Old Order. The exemptive relief afforded our Advisor greater flexibility to negotiate the terms of co-investments if our Board determined in advance that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Advisor, or Monroe or their affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. On December 17, 2025, the U.S. Securities and Exchange Commission granted our New Order which, among other things, modifies the requirements for co-investments under the Old Order. We are required to comply with all terms and conditions required in the New Order. We cannot assure you, however, that we will develop opportunities that comply with such terms and conditions.

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

Accordingly, we may need to sell some of our assets at times that we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that we believe are necessary or advantageous to our business) in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may become subject to a corporate-level income taxes on all of our income. The proportion of our income, consisting of interest and fee income that resulted from the portion of original issue discount classified as such in accordance with GAAP not received in cash for the years ended December 31, 2025, 2024 and 2023 was 6.5%, 8.5% and 7.0%, respectively.

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

Regulators are also increasing scrutiny and implementing and considering regulation of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisers. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and U.S. Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as ours. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the European Union. We cannot predict what, if any, effects this may have on our business or the nature of future regulations.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2025 and (2) 150% at various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2025(1)	(35.16)%	(22.44)%	(9.73)%	2.98%	15.69%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(43.43)%	(28.21)%	(12.99)%	2.23%	17.45%

(1)	Assumes $811 million in total assets, $478 million in outstanding debt, $319 million in net assets, and an average cost of borrowed funds of 6.49% at December 31, 2025.
(2)	Assumes $971 million in total assets, $638 million in outstanding debt, $319 million in net assets, and an average cost of borrowed funds of 6.49% at December 31, 2025.

Based on our outstanding indebtedness of $478 million as of December 31, 2025 and the average cost of borrowed funds of 6.49% as of that date, our investment portfolio would have needed to experience an annual return of at least 5.15% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

Based on an outstanding indebtedness of $638 million on an assumed 150% asset coverage ratio and an average cost of borrowed funds of 6.49%, our investment portfolio would need to experience an annual return of at least 6.88% to cover annual interest payments on the outstanding debt. Actual interest payments may be different.

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

We may want to obtain additional debt financing, or need to do so upon maturity of the Key Facility, NYL Facility, Nuveen Facility, 2027 Notes, 2028 Notes, 2030 Convertible Notes or 2031 Convertible Notes, in order to obtain funds which may be made available for investments. We may borrow under the Key Facility until June 20, 2027. After such date, we must repay the outstanding advances under the Key Facility in accordance with its terms and conditions. All outstanding advances under the Key Facility are due and payable on June 20, 2029, unless such date is extended in accordance with the terms of the Key Facility. We may borrow under the NYL Facility until June 5, 2027. After such date, we must repay the outstanding advances under the NYL Facility in accordance with its terms and conditions. All outstanding advances under the NYL Facility are due and payable on June 15, 2030, unless such date is extended in accordance with the terms of the NYL Facility. We may borrow under the Nuveen Facility until June 21, 2028. After such date, we must repay the outstanding advances under the Nuveen Facility in accordance with its terms and conditions. All outstanding advances under the Nuveen Facility are due and payable on June 10, 2034, unless such date is extended in accordance with the terms of the Nuveen Facility. All outstanding amounts on our 2027 Notes are due and payable on June 15, 2027 unless redeemed prior to that date. All outstanding amounts on our 2028 Notes are due and payable on December 15, 2028 unless redeemed prior to that date. All outstanding amounts on our 2030 Convertible Notes are due and payable on September 4, 2030 unless redeemed or converted into our common stock prior to that date. All outstanding amounts on our 2031 Convertible Notes are due and payable on October 17, 2031 unless redeemed or converted into our common stock prior to that date. On December 29, 2025, we gave notice of our intent to redeem the outstanding principal balance of the 2026 Notes plus accrued interest on January 28, 2026. If we are unable to increase, renew or replace the Credit Facilities or enter into other new debt financings on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

The Convertible Notes and the Debt Securities present other risks to holders of our common stock, including the possibility that such notes could discourage an acquisition of us by a third party and accounting uncertainty.

Certain provisions of the Convertible Notes and the Debt Securities could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Convertible Notes and the Debt Securities will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to increase the conversion rate or provide for conversion into the acquirer’s capital stock in the event of certain fundamental changes with respect to the Convertible Notes. These provisions could discourage an acquisition of us by a third party.

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

Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of the Convertible Notes into common stock), whether or not actually sold, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

Any default under the agreements governing our indebtedness, including a default under the Credit Facilities or other indebtedness to which we may be a party that is not waived by the required lenders or holders thereunder, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our Debt Securities and substantially decrease the market value of our Debt Securities. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facilities  or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Credit Facilities or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facilities or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facilities, could proceed against the collateral securing the debt. Because the Credit Facilities have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

We are currently in a period of capital markets disruption and economic uncertainty.

The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns.

In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of certain regional bank failures, an inflationary economic environment, and tariffs and global trade negotiations. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments

We, our Advisor, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

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

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our or our portfolio companies’ business, financial condition and results of operations.

We and our investment adviser use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business. In addition, certain of our portfolio companies use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyberattacks, including prompt injection attacks, and such attacks may be able to circumvent our cybersecurity tools and processes. To the extent we, our investment adviser or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, our adviser or by our portfolio companies. For example, an employee of our adviser may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, our adviser or our portfolio companies may not be able to control how third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we or they input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies do so at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

Finally, regulations related to artificial intelligence may also impose on us or our portfolio companies certain obligations and costs related to monitoring and compliance, and we or they could be subject to regulatory actions if we or they are deemed not to have complied.

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

Item 4.         Mine Safety Disclosures

Not applicable

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock

Our common stock is traded on Nasdaq, under the symbol “HRZN”. The following table sets forth, for each fiscal quarter since January 1, 2024, the range of high and low closing sales price of our common stock, the premium or discount of the closing sales price to our NAV and the distributions declared per share by us.

				Premium/	Premium/
				Discount of	Discount of
				High Sales	Low Sales	Distributions
		Closing Sales Price		Price to	Price to	Declared
Period	NAV(1)	High	Low	NAV(2)	NAV(2)	Per Share(3)
Year ended December 31, 2025
Fourth quarter	$6.98	$6.81	$5.72	(2)%	(18)%	$0.33	(4)
Third quarter	$7.12	$8.42	$6.01	18%	(16)%	$0.33
Second quarter	$6.75	$9.47	$7.14	40%	6%	$0.33
First quarter	$7.57	$9.86	$8.65	30%	14%	$0.33
Year ended December 31, 2024
Fourth quarter	$8.43	$10.68	$8.57	27%	2%	$0.33
Third quarter	$9.06	$12.56	$10.58	39%	17%	$0.33
Second quarter	$9.12	$12.16	$11.20	33%	23%	$0.33
First quarter	$9.64	$13.63	$11.17	41%	16%	$0.38

(1)

NAV per share determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	We have adopted an “opt out” DRIP for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions are automatically reinvested in additional shares of our common stock, net of applicable withholding taxes, unless they specifically opt out of the DRIP so as to receive cash distributions.
(4)	$0.11 of which is payable on March 13, 2026.

The last reported price for our common stock on March 2, 2026 was $6.06 per share, which represented a 13% discount to NAV per share. As of March 2, 2026 we had 20 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Sales of unregistered securities

We did not engage in any sales of unregistered equity securities during the years ended December 31, 2025, 2024 and 2023.

Issuer Purchases of Equity Securities

On April 25, 2025, our Board extended a previously authorized stock repurchase plan which allows us to repurchase up to $5.0 million of our outstanding common stock. Unless extended by our Board, the repurchase program will expire on the earlier of June 30, 2026 and the repurchase of $5.0 million of common stock. During the quarter ended December 31, 2025, we did not repurchase any shares of our common stock. On August 5, 2025, our Board authorized an increase in the maximum amount of shares of our common stock that can be repurchased on the open market or in privately negotiated purchases pursuant to Rule 10b-18 and other applicable provisions of the Securities Exchange Act of 1934, as amended from up to $5.0 million of shares to up to $10.0 million of shares, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of our most recently disclosed NAV per share. During the years ended December 31, 2025, 2024 and 2023, we did not repurchase any shares of our common stock. From the inception of the stock repurchase program on September 18, 2015 through December 31, 2025, we have repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million. From time to time, our Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the MVIS U.S. Business Development Companies Index, for the period from December 31, 2020 through December 31, 2025. The graph assumes that, on December 31, 2020, a person invested $100 in each of our common stock, the S&P 500 Index and the MVIS U.S. Business Development Companies Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The graph and other information furnished under this Part II Item 5 of our annual report on Form 10‑K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

HRZN Indexed Price Performance
250
225
200
175
150
125
100
75
50
25
0
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
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

Stockholder Transaction Expenses	—%	(1)
Sales Load (as a percentage of offering price)	—%
Offering Expenses (as a percentage of offering price)	—	(2)
Dividend Reinvestment Plan Fees	—%
Total Stockholder Transaction Expenses (as a percentage of offering price)
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(3)
Base Management Fee	4.18%	(4)
Incentive Fee Payable Under the Investment Management Agreement	2.48%	(5)
Interest Payments on Borrowed Funds	12.44%	(6)
Other Expenses (estimated for the current fiscal year)	1.83%	(7)
Acquired Fund Fees and Expenses	0.00%	(8)
Total Annual Expenses (estimated)	20.93%	(4)(9)

(1)	Represents the underwriting discounts and commissions with respect to the shares sold by us.

(2)	The expenses associated with the DRIP are included in “Other Expenses” in the table.

(3)	Net Assets Attributable to Common Stock equals estimated average net assets for the current fiscal year and is based on our net assets at December 31, 2025.

(4)

Our base management fee under the Investment Management Agreement is based on our gross assets, less cash and cash equivalents, which includes assets acquired using leverage and is payable monthly in arrears. The management fee referenced in the table above is based on our gross assets, less cash and cash equivalents, of $668.4 million as of December 31, 2025 and $224.0 million of assets estimated to be acquired in the current fiscal year using leverage. See “Investment Advisory Fees”.

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

The second part of the incentive fee equals 20% of our Incentive Fee Capital Gains, if any. Incentive Fee Capital Gains are our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The second part of the incentive fee is payable, in arrears, at the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date). For a more detailed discussion of the calculation of this fee, see “Investment Advisory Fees”.

The incentive payable to our Advisor represents our estimated annual expense incurred under the first part of the incentive fee payable under the Investment Management Agreement over the next twelve months. As of December 31, 2025, our cumulative realized capital gains and unrealized capital appreciation did not exceed our cumulative realized capital losses and unrealized capital depreciation. Given our strategy of investing primarily in Venture Loans, which are fixed-income assets, we believe it is unlikely that our cumulative realized capital gains and unrealized capital appreciation will exceed our cumulative realized capital losses and unrealized capital depreciation in the next twelve months. Consequently, we do not expect to incur any Incentive Fee Capital Gains during the next twelve months. As we cannot predict the occurrence of any capital gains from the portfolio, we have assumed no Incentive Fee Capital Gains.

(6)

Interest payments on borrowed funds represent our estimated annual interest payments on borrowed funds based on current debt levels as adjusted for projected increases in debt levels over the next twelve months. We may issue additional debt securities pursuant to our registration statement. In the event we were to issue additional debt securities, our borrowing costs, and correspondingly our total annual expenses, including, in the case of such preferred stock, our base management fee as a percentage of our net assets attributable to common stock, would increase.

(7)

“Other Expenses” includes our overhead expenses, including payments under the Administration Agreement, based on our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement. See “Investment Advisory Fees”. “Other expenses” also includes the ongoing administrative expenses to the independent accountants and legal counsel of the Company and compensation of independent directors.

(8)

Amount reflects our estimated expenses of the temporary investment of offering proceeds in money market funds pending our investment of such proceeds in portfolio companies in accordance with our investment objective and strategies.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$192.67	$490.79	$701.48	$955.98

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or lesser than those shown.

While the example assumes, as required by the applicable rules of the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Management Agreement is unlikely to be significant assuming a 5% annual return and is not included in the example. This illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our distributions to our common stockholders and our expenses would likely be higher. If the 5% annual return were derived entirely from capital gains, the expenses you would pay on a $1,000 investment are set forth in the table below. See “Investment Management and Administration Agreements — Investment Management Agreement — Examples of Incentive Fee Calculation” for additional information regarding the calculation of incentive fees.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return derived entirely from capital gains	$180.51	$467.01	$676.65	$986.60

In addition, while the example assumes reinvestment of all dividends and other distributions at net asset value, or NAV participants in our DRIP receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution. This price may be at, above or below NAV. See “Dividend Reinvestment Plan” for additional information regarding our DRIP.

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

Forward-looking statements

This annual report on Form 10‑K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this annual report on Form 10‑K involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing debt investments, warrants and other investments;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	the consummation of the transactions contemplated by our merger with MRCC;

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

●	the relative and absolute investment performance and operations of our Advisor;

●	the impact of increased competition;

●	the impact of investments we intend to make and future acquisitions and divestitures;

●	the unfavorable resolution of legal proceedings;

●	geopolitical turmoil and the potential for volatility in energy prices and disruptions to global supply chains resulting from such turmoil and its impact on the industries in which we invest;

●	political and regulatory conditions that contribute to uncertainty and market volatility, including legislative, regulatory, trade and policy changes;

●	the impact on our business of a shutdown of the U.S. government;

●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

●	our regulatory structure and tax status;

●	changes in the general interest rate environment;

●	our ability to qualify and maintain qualification as a RIC and as a BDC;

●	the adequacy of our cash resources and working capital;

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

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act and Sections 21E(b)(2)(B) and (D) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with any annual report on Form 10‑K or  quarterly reports we file under the Exchange Act.

Overview

We are a specialty finance company that lends to and invests in development-stage companies in our Target Industries. Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making Venture Loans to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of December 31, 2025, 97.3%, or $579.8 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

On August 7, 2025, we entered into the Merger Agreement with MRCC, the Merger Sub, Monroe Capital BDC Advisors, LLC, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale and at the Effective Time, Merger Sub will merge with and into MRCC, with MRCC continuing as the surviving company and as a wholly owned subsidiary of us and, immediately thereafter, MRCC will merge with and into us, with us continuing as the surviving company. MRCC also entered into the Asset Purchase Agreement with MCIP, and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the Closing Date, MCIP will acquire all of MRCC’s investment assets and liabilities at fair value, as determined shortly before the Closing Date, for cash. Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger.

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	38	$596,025	92.1%	52	$638,779	91.5%
Warrants	72	16,648	2.6	85	18,277	2.6
Other investments	8	3,444	0.5	5	14,637	2.1
Equity	17	31,127	4.8	19	26,198	3.8
Total		$647,244	100.0%		$697,891	100.0%

The following table shows total portfolio investment activity as of and for the years ended December 31, 2025 and 2024:

	For the year ended
	December 31,
	2025	2024
	(In thousands)
Beginning portfolio	$697,891	$709,085
New debt, equity and warrant investments	302,569	210,024
Less refinanced debt balances	(78,750)	(27,660)
Net new debt, equity and warrant investments	223,819	182,364
Principal payments received on investments	(54,079)	(46,996)
Early pay-offs and principal paydowns	(180,375)	(99,364)
PIK interest on investments	2,349	3,261
Accretion of debt investment fees	5,532	5,842
New debt investment fees	(2,804)	(2,918)
Warrants and equity received in settlement of interest and fee income	5,197	359
Proceeds from sale of investments	(6,031)	(302)
Net realized loss on investments	(55,114)	(34,631)
Net unrealized appreciation (depreciation) on investments	10,859	(18,785)
Other	—	(24)
Ending portfolio	$647,244	$697,891

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

The following table shows our debt investments by industry sector as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$57,753	9.7%	$80,988	12.7%
Medical Device	213,523	35.8	187,562	29.4
Technology
Communications	—	—	11,193	1.8
Consumer-Related	17,263	2.9	29,695	4.6
Networking	—	—	9,647	1.5
Software	185,534	31.1	147,815	23.1
Sustainability
Alternative Energy	4,869	0.8	—	—
Energy Efficiency	—	—	9,693	1.5
Other Sustainability	29,563	5.0	57,997	9.1
Healthcare Information and Services
Diagnostics	6,605	1.1	13,671	2.1
Other Healthcare	34,469	5.8	39,349	6.2
Software	46,446	7.8	51,169	8.0
Total	$596,025	100.0%	$638,779	100.0%

The largest debt investments in our portfolio may vary from year to year as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 26% and 22% of total debt investments outstanding as of December 31, 2025 and 2024, respectively. Our five largest debt investments at fair value represented 26% and 23% of total debt investments outstanding as of December 31, 2025 and 2024, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of December 31, 2025 or 2024.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. See “Item 1 – Business” for a more detailed description of the internal credit rating system. As of December 31, 2025 and 2024, our debt investments had a weighted average credit rating of 2.9 and 3.1, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	5	$72,213	12.1%	11	$159,944	25.1%
3	25	445,790	74.8	30	419,621	65.7
2	4	53,503	9.0	7	48,760	7.6
1	4	24,519	4.1	4	10,454	1.6
Total	38	$596,025	100.0%	52	$638,779	100.0%

As of December 31, 2025, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $33.8 million and an aggregate fair value of $24.5 million and there were four debt investments with an internal credit rating of 2, with an aggregate cost of $56.8 million and an aggregate fair value of $53.5 million. As of December 31, 2024, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $44.8 million and an aggregate fair value of $10.5 million and there were seven debt investments with an internal credit rating of 2, with an aggregate cost of $53.3 million and an aggregate fair value of $48.8 million. The increase in investments with internal credit ratings of 1 or 2 was primarily a result of the increase in the risk of loss of principal caused by the portfolio companies low cash positions and the difficult equity fundraising market and/or the underperformance of such portfolio companies.

Consolidated results of operations of Horizon Technology Finance Corporation

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

The following table shows consolidated results of operations for the years ended December 31, 2025, 2024 and 2023:

	For the year ended
	December 31,
	2025	2024	2023
	(In thousands)
Total investment income	$96,019	$99,915	$113,475
Total expenses	50,543	50,656	50,537
Net investment income before excise tax	45,476	49,259	62,938
Provision for excise tax	1,063	1,476	1,490
Net investment income	44,413	47,783	61,448
Net realized loss	(57,933)	(34,631)	(29,853)
Net unrealized depreciation on investments	10,859	(18,785)	(48,780)
Net decrease in net assets resulting from operations	$(2,661)	$(5,633)	$(17,185)
Average debt investments, at fair value	$601,567	$638,195	$680,862
Average earning debt investments	$600,577	$622,398	$688,626
Average gross assets less cash	$671,307	$703,805	$737,459
Average borrowings outstanding	$441,516	$448,275	$431,354

Net decrease in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $3.9 million, or 3.9%, to $96.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For the year ended December 31, 2025, total investment income consisted primarily of (1) $90.5 million in interest income from investments, which included $14.2 million in income from the accretion of origination fees and ETPs and $2.3 million in PIK interest income and (2) $5.6 million in fee income.

Interest income on debt investments decreased by $6.5 million, or 6.7%, to $90.5 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Interest income on debt investments for the year ended December 31, 2025 as compared to the year ended December 31, 2024 decreased primarily due to a decrease of $21.8 million, or 3.5%, in our average earning debt investments and the decrease in the Prime Rate, which is the base rate for most of our variable rate debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2025 and 2024 was 3.9% and 5.6%, respectively. The decrease in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in prepayments for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

PIK interest income decreased by $0.9 million, or 28.0%, to $2.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, 2.4% and 3.3%, respectively, of total investment income was attributable to non-cash PIK interest income. The decrease in PIK interest income as a percentage of total investment income was primarily due to a decrease in the average outstanding balance of earning assets that contain a PIK feature for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $2.6 million, or 88.4%, to $5.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the higher amount of prepayment fees received a higher aggregate amount of principal prepayments for the year ended December 31, 2025.

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

Interest income on debt investments decreased by $13.2 million, or 12.0%, to $97.0 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Interest income on debt investments for the year ended December 31, 2024 as compared to the year ended December 31, 2023 decreased primarily due to a decrease of $66.2 million, or 9.6%, in our average earning debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2024 and 2023 was 5.6% and 4.2%, respectively. The increase in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of a decrease in prepayments for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

PIK interest income decreased by $5.2 million, or 61.3%, to $3.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, 3.3% and 7.4%, respectively, of total investment income was attributable to non-cash PIK interest. The decrease in PIK interest income as a percentage of total investment income was primarily due to a decrease in earning assets that contain a PIK feature for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.4 million, or 11.9%, to $2.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to lower fee income earned on prepayments for the year ended December 31, 2024.

The following table shows our dollar-weighted annualized yield for the years ended December 31, 2025, 2024 and 2023:

	For the year ended
	December 31,
Investment type:	2025	2024	2023
Debt investments(1)	15.8%	15.6%	16.6%
All investments(1)	14.6%	14.5%	15.7%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 22%, 19% and 17% of investment income for the years ended December 31, 2025, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 23%, 19% and 15% of investment income for the years ended December 31, 2025, 2024 and 2023, respectively.

Expenses

Total expenses decreased by $0.1 million, or 0.2%, to $50.5 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Total expenses increased by $0.1 million, or 0.2%, to $50.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense increased by $0.5 million, or 1.7%, to $32.8 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in our effective cost of debt for the year ended December 31, 2025 compared to the year ended December 31, 2024 partially offset by a decrease in average borrowings of $6.8 million, or 1.5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Interest expense increased by $3.3 million, or 11.3%, to $32.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Interest expense, which includes the amortization of debt issuance costs, increased primarily due to an increase in average borrowings of $16.9 million, or 3.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 and an increase in our effective cost of debt for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Base management fee expense decreased by $0.5 million, or 4.2%, to $11.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Base management fee expense decreased primarily due to a decrease of $32.5 million, or 4.6%, in average gross assets less cash for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Base management fee expense decreased by $0.5 million, or 4.2%, to $12.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Base management fee expense decreased primarily due to a decrease of $33.7 million, or 4.6%, in average gross assets less cash for the year ended December 31, 2024 as compared to the year ended December 31, 2023

There was no performance based incentive fee expense for the year ended December 31, 2025. Performance based incentive fee expense decreased by $0.3 million, or 100.0% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This decrease was due to a decrease of $3.7 million, or 7.6%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2025 as compared to the year ended December 31, 2024 and an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $8.9 million for the year ended December 31, 2025 as compared to an Incentive Fee Cap of $9.3 million for the year ended December 31, 2024. The Incentive Fee Cap and Deferral Mechanism resulted in $8.9 million of reduced incentive fee expense and increased net investment income for the year ended December 31, 2025. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2025 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters. Performance based incentive fee expense decreased by $2.8 million, or 90.5%, to $0.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease was due to a decrease of $16.5 million, or 25.5%, in Pre-Incentive Fee Net Investment Income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 and an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $9.3 million for the year ended December 31, 2024 as compared to an Incentive Fee Cap of $9.8 million for the year ended December 31, 2023. The Incentive Fee Cap and Deferral Mechanism resulted in $9.3 million of reduced incentive fee expense and increased net investment income for the year ended December 31, 2024. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the year ended December 31, 2024 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

In 2025 and 2024, we elected to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. For the years ended December 31, 2025 and 2024, we elected to carry forward taxable income in excess of current year distributions of $27.6 million and $38.4 million, respectively. At December 31, 2025 and 2024, excise tax payable of $1.1 million and $1.5 million, respectively, was recorded.

Administrative fee expense, professional fees and general and administrative expenses were $6.0 million, $5.8 million and $5.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Net realized gains and losses and net unrealized appreciation and depreciation

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized. Realized gains or losses on investments include investments charged off during the period, net of recoveries. The net unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the year ended December 31, 2025, we realized net losses on investments totaling $55.1 million primarily due to the settlement of four debt investments, three equity investments and two other investments partially offset by the realization of two warrant investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments. During the same period, we converted $25.8 million in outstanding principal of the Convertible Notes which resulted in a realized loss on extinguishment of debt of $1.9 million. During the same period, we elected to exercise our option to redeem the outstanding balance of our 2022 Asset-Backed Notes (as defined below) which resulted in a realized loss on debt extinguishment of $0.9 million. During the year ended December 31, 2024, we realized net losses on investments totaling $34.6 million primarily due to the settlement of two of our debt investments and the realization of one of our warrant investments. Such net realized losses were primarily the result of portfolio companies ceasing operations due to their inability to raise additional capital and the sale of their assets for less than the cost of their debt investments.

During the year ended December 31, 2025, net unrealized appreciation on investments totaled $10.9 million which was primarily due to (1) the reversal of previously recorded unrealized depreciation from the settlement of three debt investment, one other investment, one equity investment, (2) the unrealized appreciation on one equity investment, and (3) the unrealized appreciation on the acquisition of debt investments partially offset by (1) the unrealized depreciation of three debt investments, three other investments and two equity investments and (2) the reversal of previously recorded unrealized appreciation from the realization of two warrant investments. During the year ended December 31, 2024, net unrealized depreciation on investments totaled $18.8 million which was primarily due to (1) the unrealized depreciation on five of our debt investments, (2) the unrealized depreciation on one of our other investments and (3) the reversal of previously unrealized appreciation from the realization of one of our warrant investments offset by (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation on one of our other investments.

Liquidity and capital resources

As of December 31, 2025 and 2024, we had cash and investments in money market funds of $140.2 million and $97.5 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of December 31, 2025 and 2024, we had $2.5 million and $3.3 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our 2022 Asset-Backed Notes (as defined below), our NYL Facility or our Nuveen Facility. Our primary sources of capital have been from our public equity offerings, use of our Credit Facilities, and issuance of our public and private debt securities.

On September 22, 2023, we entered into an At-The-Market, or ATM, sales agreement, or the 2023 Equity Distribution Agreement, with Goldman Sachs & Co. LLC and B. Riley FBR, Inc., each a Sales Agent and, collectively, the Sales Agents. The 2023 Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agents up to $150.0 million worth of our common stock, in amounts and at times to be determined by us. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2025, we sold 1,974,553 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $14.1 million, including $0.6 million of offering expenses, from these sales. During the year ended December 31, 2024, we sold 6,300,095 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $66.4 million, including $1.4 million of offering expenses, from these sales.

On April 25, 2025, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $5.0 million of our common stock at prices below our NAV per share as reported in our most recent consolidated financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2026 or the repurchase of $5.0 million of our common stock. On August 5, 2025, our Board authorized an increase in the maximum amount of shares that can be repurchased on the open market or in privately negotiated purchases pursuant to Rule 10b-18 and other applicable provisions of the Securities Exchange Act of 1934, as amended from up to $5,000,000 of shares to up to $10,000,000 of shares, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of our most recently disclosed NAV per share. During the years ended December 31, 2025, 2024 and 2023, we did not make any repurchases of our common stock. From the inception of the stock repurchase program through December 31, 2025, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million. From time to time, our Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

At December 31, 2025 and 2024, there was no outstanding principal balance under the Key Facility. As of December 31, 2025 and 2024, we had borrowing capacity under the Key Facility of $150.0 million. At December 31, 2025 and 2024, $49.6 million and $24.8 million, respectively, was available for borrowing under the Key Facility, subject to existing terms and advance rates.

At December 31, 2025 and 2024, the outstanding principal balance under the NYL Facility was $181.0 million. As of December 31, 2025 and 2024, we had borrowing capacity under the NYL Facility of $69.0 million. At December 31, 2025 and 2024, $1.9 million and $8.4 million, respectively, was available for borrowing under the NYL Facility, subject to existing terms and advance rates.

At December 31, 2025 and 2024, the outstanding principal balance under the Nuveen Facility was $90.0 million and $75.0 million, respectively. As of December 31, 2025 and 2024, we had borrowing capacity under the Nuveen Facility of $110.0 million and $25.0 million, respectively. At December 31, 2025 and 2024, $12.1 million and $9.9 million, respectively, was available for borrowing under the Nuveen Facility, subject to existing terms and advance rates.

Our operating activities provided cash of $56.6 million for the year ended December 31, 2025, and our financing activities used cash of $14.8 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments partially offset by purchases of investments in portfolio companies. Our financing activities provided cash primarily from the completion of our 2028 Notes, the completion of our 2030 Convertible Notes, advances on our Credit Facilities and the sale of shares through our ATM for net proceeds of $14.1 million, after deducting underwriting commission and discounts and other offering expenses, partially offset by the use of cash to repay our 2022 Asset-Backed Notes and to pay distributions to our stockholders.

Our operating activities provided cash of $3.9 million for the year ended December 31, 2024, and our financing activities provided cash of $21.1 million for the same period. Our operating activities provided cash primarily from principal payments received on our debt investments partially offset by purchases of investments in portfolio companies. Our financing activities provided cash primarily from advances on our Credit Facilities, the sale of shares through our ATM for net proceeds of $66.4 million, after deducting underwriting commission and discounts and other offering expenses and the completion of our 2031 Convertible Notes, partially offset by the use of cash to repay a portion the outstanding principal under our Key Facility, to repay our 2019 Asset-Backed Notes, and to pay distributions to our stockholders.

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

Current borrowings

The following table shows our borrowings as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	200,000	90,000	110,000	100,000	75,000	25,000
2022 Asset-Backed Notes	—	—	—	81,078	81,078	—
2028 Notes	57,500	57,500	—	—	—	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
2030 Convertible Notes	31,500	31,500	—	—	—	—
2031 Convertible Notes	2,750	2,750	—	20,000	20,000	—
Total before debt issuance costs	806,750	477,750	329,000	716,078	472,078	244,000
Unamortized debt issuance costs attributable to term borrowings	—	(4,723)	—	—	(4,174)	—
Total borrowings outstanding, net	$806,750	$473,027	$329,000	$716,078	$467,904	$244,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. On June 20, 2024, we amended the Key Facility, among other things, (i) to extend the date on which we may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 6.75% and 7.50% as of December 31, 2025 and 2024, respectively. The interest rate in effect was 6.85% and 7.60% as of December 31, 2025 and 2024, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% of any unborrowed amount available under the facility annually.

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

On May 24, 2023, we amended the NYL Facility to, among other things, increase the commitment by $50.0 million to enable our wholly-owned subsidiary to issue up to $250.0 million of secured notes. On April 25, 2025, we amended the NYL Facility to, among other things, extend the investment period to June 5, 2027. In addition, the amendment amended the interest rate for advances made after April 25, 2025, fixing the interest rate at the greater of (i) 4.60% and (ii) the Three Year I-Curve plus 2.95% with the interest rate to be reset on any advance date.

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At December 31, 2025 and 2024, there were approximately $1.4 million of such restricted investments.

 There were $181.0 million in notes issued to the NYL Noteholders as of December 31, 2025 and 2024 at an interest rate of 6.57% and 6.47%, respectively. As of December 31, 2025 and 2024, we had borrowing capacity under the NYL Facility of $69.0 million. At December 31, 2025 and 2024, $1.9 million and $8.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Nuveen Facility

HFII entered into the Nuveen Facility with the Nuveen Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of us and the Nuveen Noteholders. On June 21, 2024, we sold or contributed to HFII certain secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFII are collateralized by all investments held by HFII and permit an advance rate of up to 67.5% of the aggregate principal amount of eligible debt investments. The Nuveen Facility bore interest, payable monthly, determined at a rate per annum equal to the greater of (i) the yield for the United States Treasury constant maturity 3-year and 5-year in the most recent statistical release published by the Board of Governors of the Federal Reserve System designated as “Selected Interest Rates (Daily) – H.15” interpolated to a 4.88-year weighted average life, or the Pricing Benchmark, plus 3.15% and (ii) 5.00%.

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

Under the terms of the Nuveen Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. We have segregated these funds and classified them as restricted investments in money market funds. At December 31, 2025 and 2024, there were approximately $1.1 million and $1.0 million, respectively, of such restricted investments.

There were $90.0 million and $75.0 million in notes issued to the Nuveen Noteholders as of December 31, 2025 and 2024, at an interest rate of 7.21% and 7.14%, respectively. As of December 31, 2025 and 2024, we had borrowing capacity under the Nuveen Facility of $110.0 million and $25.0 million, respectively. At December 31, 2025 and 2024, $12.1 million and $9.9 million was available for borrowing, subject to existing terms and advance rates, respectively.

Securitization

2022 Asset-Backed Notes

On November 9, 2022, $100.00 million in aggregate principal amount of fixed rate asset-backed notes, or the 2022 Asset-Backed Notes, were issued in conjunction with the $157.8 million securitization of secured loans were issued by Horizon Funding Trust 2022‑1, a Delaware Trust, pursuant to a note purchase agreement by and among us and Keybanc Capital Markets Inc. as Initial Purchaser and were backed by a pool of loans made to certain portfolio companies of ours and secured by certain assets of those portfolio companies. The 2022 Asset-Backed Notes were rated A by Morningstar Credit Ratings, LLC on November 9, 2022. The 2022 Asset-Backed Notes bore at a fixed rate of 7.56% per annum and had a stated maturity of November 15, 2030. As of December 31, 2025, the 2022 Asset-Backed Notes were repaid in full. As of December 31, 2024, the 2022-1 Asset-Backed Notes had an outstanding principal balance of $81.1 million.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026. The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes had a stated maturity of March 30, 2026 and could have been redeemed in whole or in part at our option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bore interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes were our direct unsecured obligations and (i) ranked equally in right of payment with our current and future unsecured indebtedness; (ii) were senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) were effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) were structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2025, we were in material compliance with the terms of the 2026 Notes. The 2026 Notes were listed on the New York Stock Exchange under the symbol “HTFB”. On January 28, 2026, we redeemed all of the outstanding principal balance of the 2026 Notes plus accrued interest.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, we sold an additional $7.5 million of such notes. The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2025, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

2028 Notes

On December 15, 2025, we issued and sold an aggregate principal amount of $57.5 million of 7.00% notes due in 2028. The 2028 Notes have a stated maturity of December 15, 2028 and may be redeemed in whole or in part at any time at our option through June 15, 2028, at a redemption price equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2028 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but not including, the redemption date. On or after June 15, 2028, we may redeem the 2028 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest there onto the date of redemption. The 2028 Notes bear interest at a rate of 7.00% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2026. The 2028 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2028 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of December 31, 2025, we were in material compliance with the terms of the 2028 Notes.

Convertible Notes

2030 Convertible Notes

On September 4, 2025, we entered into a note purchase agreement, or the 2030 Note Purchase Agreement, by and among us and each purchaser named therein, in connection with the issuance and sale of $40.0 million aggregate principal of our 5.50% 2030 Convertible Notes in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We received net proceeds (before expenses) from the sale of the 2030 Convertible Notes of approximately $36.6 million.

The 2030 Convertible Notes have a stated maturity of September 4, 2030, unless earlier converted or repurchased in accordance with their terms. The 2030 Convertible Notes bear interest at a rate of 5.50% per year, payable monthly in arrears on the last day of each calendar month, beginning on September 30, 2025.

At any time on or after October 4, 2025, at our sole option, we may redeem, from time to time, the 2030 Convertible Notes in whole or in part, out of funds legally available for such redemption, at 100% of the principal amount prepaid plus accrued but unpaid interest to but excluding the date of prepayment.

Each holder of a 2030 Convertible Note has the right, at such holder’s option, to convert any such 2030 Convertible Note, at any time on or after October 4, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of our common stock equal to the principal balance of the 2030 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2030 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) our most recently reported NAV per share immediately prior to the date of exercise.

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

During the year ended December 31, 2025, the holders of a portion of the 2030 Convertible Notes converted $8.5 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 1,197,288 shares of common stock at a weighted average conversion price of $7.11 together with cash in lieu of fractional shares, in accordance with noteholder conversion notice.

As of December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $31.5 million.

2031 Convertible Notes

On October 17, 2024, we entered into a note purchase agreement, or the 2031 Note Purchase Agreement, by and among us and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of our 7.125% 2031 Convertible Notes in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We received net proceeds (before expenses) from the sale of the 2031 Convertible Notes of approximately $18.6 million.

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

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of our common stock equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) our most recently reported NAV per share immediately prior to the date of exercise.

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

During the year ended December 31, 2025, the holders of a portion of the 2031 Convertible Notes converted $17.3 million in outstanding principal of the 2031 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 2,264,546 shares of common stock at a weighted average conversion price of $7.69 together with cash in lieu of fractional shares, in accordance with noteholder conversion notice. During the year ended December 31, 2024, the holders of the 2031 Convertible Notes did not convert any of the 2031 Convertible Notes.

As of December 31, 2025 and 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million and $20.0 million, respectively.

Other assets

As of December 31, 2025 and 2024, other assets were $9.1 million and $6.5 million, respectively, which were primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of December 31, 2025:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$477,750	$95,174	$250,431	$129,395	$2,750
Unfunded commitments	104,000	79,000	25,000	—	—
Incentive fee deferral	28,015	9,812	18,203	—	—
Total	$609,765	$183,986	$293,634	$129,395	$2,750

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2025, we had unfunded commitments of $104.0 million. This includes $5.0 million of undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of December 31, 2025, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the year ended December 31, 2025 and 2024, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $8.9 million and $9.3 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of December 31, 2025 and 2024, the total amount subject to recoupment was $28.0 million and $20.2 million, respectively. Our Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, our net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver is effective commencing with the quarter ending March 31, 2025 and terminates with the quarter ending December 31, 2025. During the year ended December 31, 2025, our Advisor did not earn an income incentive fee.

Distributions

In order to qualify and be subject to tax as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Generally, in order to qualify as a RIC, we must derive at least 90% of our gross income for each tax year from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock, securities or foreign currencies, income derived from certain publicly traded partnerships, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in stock, securities or other currencies. We must also meet certain asset diversification requirements at the end of each quarter of each tax year. Failure to meet these diversification requirements on the last day of a quarter may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices or times, and may cause us to incur substantial losses.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Advisers Act. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the years ended December 31, 2025, 2024 and 2023, our Advisor earned $11.7 million, $12.6 million and $15.9 million, respectively, pursuant to the Investment Management Agreement.

On March 31, 2025, Monroe closed a transaction pursuant to which Momentum US Bidco LLC, an affiliate of Wendel SE, acquired 75% of the outstanding equity interests of Monroe Capital Intermediate Holdings, LLC, the indirect parent company of our Advisor, and certain other affiliates of Monroe (or the “Transaction”). The closing of the Transaction resulted in a change in control of our Advisor (the “Advisor Change in Control”). The Advisor Change in Control did not substantially or adversely affect us.

On August 7, 2025, we entered into the Merger Agreement with MRCC, the Merger Sub, Monroe Capital BDC Advisors, LLC, and the Advisor. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information about the Mergers.

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the years ended December 31, 2025, 2024 and 2023, our Advisor earned $1.5 million, $1.7 million and $1.7 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status, and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the year ended December 31, 2025 and 2024, we recognized in interest income $0.3 million and $0.2 million, respectively, from debt investments while on non-accrual status. For the year ended December 31, 2023, we did not recognize any interest income from debt investments on non-accrual status.

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

Realized gains or losses on the sale of investments, or upon the determination that an investment balance, or portion thereof, is not recoverable, are calculated using the specific identification method. We measure realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Net unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services – Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at December 31, 2025 and 2024.

Recently issued accounting pronouncement

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are currently evaluating the impact ASU No. 2024-03.

Recent developments

On January 12, 2026, we funded a $30.0 million debt investment to a new portfolio company, Pelthos Therapeutics, Inc.

On January 20, 2026, we funded a $20.0 million debt investment to a new portfolio company, Ossio, Inc.

Between January 7 and February 13, 2026, the holders of a portion of the 2030 Convertible Notes converted $15.1 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 2,118,250 shares of common stock at a conversion price of $7.12 per share, together with cash in lieu of fractional shares.

On January 16, we distributed the investment held by HIMV LLC to Horizon Technology Finance Corporation. On January 27, 2026, we dissolved HIMV LLC.

On January 27, 2026, we borrowed $20.0 million on our Key Facility.

On January 28, 2026, we redeemed the outstanding principal balance of the 2026 Notes plus accrued interest. We accelerated $0.1 million of unamortized debt issuance costs related to the 2026 Notes.

On February 6, 2026, we amended our Key Facility, to amend certain provisions regarding eligibility of debt investments and concentration limits.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of December 31, 2025 and 2024, 100% and 99%, respectively of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our December 31, 2025 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at December 31, 2025, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$14,511	$—	$14,511
Up 200 basis points	$8,494	$—	$8,494
Up 100 basis points	$3,119	$—	$3,119
Down 300 basis points	$(3,218)	$—	$(3,218)
Down 200 basis points	$(2,374)	$—	$(2,374)
Down 100 basis points	$(1,272)	$—	$(1,272)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2028 Notes, our 2030 Convertible Notes and our 2031 Convertible Notes bear interest at a fixed rate, our Credit Facilities have floating interest rate provisions. The Key Facility is subject to an interest rate floor of 0.10% per annum, based on a prime rate index which resets monthly. The interest payable on the NYL Facility is based on the Three Year I Curve rate plus a margin of 2.95% with an interest rate floor and resets on any advance date. The interest payable on the Nuveen Facility is based on the United States Treasury constant maturity 3-year and 5-year rates plus a margin of 2.95% with an interest rate floor and resets on any advance date. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related Commodity Futures Trading Commission, or CFTC, regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. Because we currently fund, and expect to continue to fund, our investments with borrowings, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net income. In periods of elevated interest rates, our cost of funds could increase, which would reduce our net investment income.

Inflation, Market Volatility and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation accelerated in the United States and globally before falling to lower levels at the end of 2023. Inflation may revive in the near to medium-term, particularly in the United States, with the advent of significant trade tariffs at the federal level, and monetary policy may tighten in response. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified by actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs and uncertainty related to the upcoming 2026 U.S. midterm elections. Persistent inflationary pressures, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions could affect our portfolio companies’ profit margins.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which appears in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Horizon Technology Finance Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Horizon Technology Finance Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements, which include the senior securities table (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodians, brokers or the underlying investee, or by other appropriate auditing procedures where replies from custodians, brokers or the underlying investee were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments

The fair value of the Company’s Level 3 investments was $641.3 million as of December 31, 2025. As described in Notes 2 and 6 to the consolidated financial statements, there is not a readily available market value for most of the investments in the Company’s portfolio. Such investments include debt, warrant, equity, and other investments in venture capital and private equity backed companies. The valuation techniques used in estimating the fair value of these investments may vary based on the specific characteristics of the investments and require the use of certain significant unobservable inputs, such as the Company’s internally developed credit risk ratings, discounted expected future cash flows, hypothetical market yields, multiple probability weighted expected cash flow scenarios, and portfolio company financial performance, among others.

We identified the valuation of Level 3 investments as a critical audit matter due to the subjective nature of the judgments necessary for management to select valuation techniques and the use of significant unobservable inputs to estimate the fair value. Auditing the reasonableness of management’s selection of valuation techniques and the related unobservable inputs required a high degree of auditor judgment and increased audit effort, including evaluation of the nature of audit evidence obtained and the use of internal valuation specialists.

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
March 3, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Horizon Technology Finance Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Horizon Technology Finance Corporation and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements, which include the senior securities table, and our report dated March 3, 2026 expressed an unqualified opinion.

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

March 3, 2026

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Non-affiliate investments at fair value (cost of $616,236 and $694,503, respectively)	$584,100	$657,765
Non-controlled affiliate investments at fair value (cost of $89,033 and $27,491, respectively) (Note 5)	63,144	8,307
Controlled affiliate investments at fair value (cost of $0 and $44,780, respectively) (Note 5)	—	31,819
Total investments at fair value (cost of $705,269 and $766,774, respectively) (Note 4)	647,244	697,891
Cash	105,519	70,264
Investments in money market funds	34,711	27,266
Restricted investments in money market funds	2,463	3,338
Interest receivable	12,086	16,559
Other assets	9,081	6,515
Total assets	$811,104	$821,833

Liabilities
Borrowings (Note 7)	$473,027	$467,904
Distributions payable	15,053	13,159
Base management fee payable (Note 3)	975	1,045
Other accrued expenses	3,547	3,542
Total liabilities	492,602	485,650

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 45,781,280 and 40,043,312 shares issued and 45,613,815 and 39,875,847 shares outstanding as of December 31, 2025 and 2024, respectively	51	44
Paid-in capital in excess of par	559,355	518,200
Distributable loss	(240,904)	(182,061)
Total net assets	318,502	336,183
Total liabilities and net assets	$811,104	$821,833
Net asset value per common share	$6.98	$8.43

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023
Investment income
From non-affiliate investments:
Interest income	$87,817	$93,588	$100,435
Payment-in-kind (“PIK”) interest income	952	1,630	8,113
Fee income	5,555	2,948	3,345
From non-controlled affiliate investments:
PIK interest income	1,189	—	—
Interest income	522	—	1,245
From controlled affiliate investments:
PIK interest income	208	1,631	320
Interest (reversal) income	(224)	118	17
Total investment income	96,019	99,915	113,475
Expenses
Interest expense	32,805	32,256	28,971
Base management fee (Note 3)	11,741	12,261	12,799
Performance based incentive fee (Note 3)	—	295	3,094
Administrative fee (Note 3)	1,519	1,650	1,658
Professional fees	2,537	2,328	2,178
General and administrative	1,941	1,866	1,837
Total expenses	50,543	50,656	50,537
Net investment income before excise tax	45,476	49,259	62,938
Provision for excise tax	1,063	1,476	1,490
Net investment income	44,413	47,783	61,448
Net realized and unrealized loss
Net realized loss on non-affiliate investments	(29,997)	(34,668)	(29,702)
Net realized gain on non-controlled affiliate investments	—	37	—
Net realized loss on controlled affiliate investments	(25,117)	—	—
Net realized loss on investments	(55,114)	(34,631)	(29,702)
Net realized loss on extinguishment of debt	(2,819)	—	(151)
Net realized loss	(57,933)	(34,631)	(29,853)
Net unrealized appreciation (depreciation) on non-affiliate investments	25,503	(14,392)	(24,489)
Net unrealized (depreciation) appreciation on non-controlled affiliate investments	(1,904)	8,361	(26,513)
Net unrealized (depreciation) appreciation on controlled affiliate investments	(12,740)	(12,754)	2,222
Net unrealized appreciation (depreciation) on investments	10,859	(18,785)	(48,780)
Net realized and unrealized loss	(47,074)	(53,416)	(78,633)
Net decrease in net assets resulting from operations	$(2,661)	$(5,633)	$(17,185)
Net investment income per common share - basic	$1.05	$1.32	$1.98
Net investment income per common share - diluted	$1.05	$1.32	$1.98
Net decrease in net assets resulting from operations per common share - basic	$(0.06)	$(0.16)	$(0.56)
Net decrease in net assets resulting from operations per common share - diluted (1)	$(0.06)	$(0.16)	$(0.56)
Weighted average shares outstanding - basic	42,348,813	36,104,415	30,957,849
Weighted average shares outstanding - diluted	42,348,813	36,104,415	30,957,849
Distributions declared per share	$1.32	$1.37	$1.37

(1)

For the years ended December 31, 2025 and 2024, the impact of the hypothetical conversion of 2030 Convertible Notes and 2031 Convertible Notes was antidilutive to net decrease in net assets resulting from operations per common share (Note 12).

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2022	27,753,373	$29	$385,921	$(67,502)	$318,448
Issuance of common stock, net of offering costs	5,498,830	7	65,086	—	65,093
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	61,448	61,448
Net realized loss on investments	—	—	—	(29,702)	(29,702)
Net realized loss on extinguishment of debt				(151)	(151)
Net unrealized depreciation on investments	—	—	—	(48,780)	(48,780)
Issuance of common stock under dividend reinvestment plan	115,186	—	1,432	—	1,432
Distributions declared	—	—	—	(43,807)	(43,807)
Reclassification of permanent tax differences (Note 2)	—	—	(1,490)	1,490	—
Balance at December 31, 2023	33,367,389	36	450,949	(127,004)	323,981
Issuance of common stock, net of offering costs	6,300,095	8	66,345	—	66,353
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	47,783	47,783
Net realized loss on investments	—	—	—	(34,631)	(34,631)
Net unrealized depreciation on investments	—	—	—	(18,785)	(18,785)
Issuance of common stock under dividend reinvestment plan	208,363	—	2,382	—	2,382
Distributions declared	—	—	—	(50,900)	(50,900)
Reclassification of permanent tax differences (Note 2)	—	—	(1,476)	1,476	—
Balance at December 31, 2024	39,875,847	44	518,200	(182,061)	336,183
Issuance of common stock, net of offering costs	1,974,553	2	14,079	—	14,081
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	44,413	44,413
Net realized loss on investments	—	—	—	(55,114)	(55,114)
Net realized loss on extinguishment of debt	—	—	—	(2,819)	(2,819)
Net unrealized appreciation on investments	—	—	—	10,859	10,859
Issuance of common stock under dividend reinvestment plan	301,581	1	2,257	—	2,258
Issuance of common stock in extinguishment of debt	3,461,834	4	25,882	—	25,886
Distributions declared	—	—	—	(57,245)	(57,245)
Reclassification of permanent tax differences (Note 2)	—	—	(1,063)	1,063	—
Balance at December 31, 2025	45,613,815	$51	$559,355	$(240,904)	$318,502

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	For the year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,661)	$(5,633)	$(17,185)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	2,645	1,783	1,852
Net realized loss on investments	55,114	34,631	29,702
Net realized loss on extinguishment of debt	2,819	—	151
Net unrealized (appreciation) depreciation on investments	(10,859)	18,785	48,780
Purchase of investments	(223,819)	(182,364)	(218,689)
Principal payments received on investments	234,454	146,360	152,293
PIK interest on investments	(2,349)	(3,261)	(8,433)
Proceeds from sale of investments	6,031	302	11,066
Equity received in settlement of interest and fee income	(5,126)	—	(89)
Warrants received in settlement of fee income	(71)	(359)	(80)
Accrued interest converted to common stock	137	—	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable	687	(922)	1,773
Decrease (increase) in end-of-term payments	3,786	(1,711)	(2,035)
Decrease in unearned income	(2,728)	(2,886)	(3,700)
Increase in other assets	(1,366)	(246)	(650)
Increase (decrease) in other accrued expenses	5	(535)	1,393
Decrease in base management fee payable	(70)	(7)	(13)
Decrease in incentive fee payable	—	—	(1,392)
Net cash provided by (used in) operating activities	56,629	3,937	(5,256)
Cash flows from financing activities:
Proceeds from issuance of 2031 Convertible Notes	—	20,000	—
Proceeds from issuance of 2030 Convertible Notes	40,000	—	—
Proceeds from issuance of 2028 Notes	57,500	—	—
Repayment of 2019 Asset-Backed Notes	—	—	(42,573)
Repayment of 2022 Asset-Backed Notes	(81,078)	(18,922)	—
Proceeds from issuance of common stock, net of offering costs	14,081	66,353	65,093
Advances on Credit Facilities	15,000	75,000	104,250
Repayment of Credit Facilities	—	(70,000)	(35,000)
Debt issuance costs	(7,213)	(4,852)	(735)
Distributions paid	(53,094)	(46,370)	(40,523)
Net cash (used in) provided by financing activities	(14,804)	21,209	50,512
Net increase in cash, cash equivalents and restricted cash	41,825	25,146	45,256
Cash, cash equivalents and restricted cash:
Beginning of period	100,868	75,722	30,466
End of period	$142,693	$100,868	$75,722

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,928	$30,436	$26,880
Supplemental non-cash operating and financing activities:
Refinanced debt investment balances	$78,750	$27,660	$32,500
Warrant and equity investments received and recorded as unearned income	$2,305	$1,768	$2,683
Debt converted to common stock	$25,750	$—	—
Distributions payable	$15,053	$13,159	$11,011
End-of-term payments receivable	$9,742	$13,528	$11,816
Non-cash income	$14,001	$12,113	$17,123

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	December 31,
	2025	2024	2023
Cash	$105,519	$70,264	$46,630
Investments in money market funds	34,711	27,266	26,450
Restricted investments in money market funds	2,463	3,338	2,642
Total cash, cash equivalents and restricted cash	$142,693	$100,868	$75,722

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 183.3% (8)
Non-Affiliate Debt Investments — 175.4% (8)
Non-Affiliate Debt Investments — Life Science — 85.2% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	10,000	9,947	9,947
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,500	5,471	5,471
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,974	4,974
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,974	4,974
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	11.47%		Prime	4.72%	9.75%	—	5.00%	May 1, 2026	1,667	1,665	1,665
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,250	4,237	4,237
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,250	4,237	4,237
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,250	4,237	4,237
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,250	4,237	4,237
Long Grove Pharmaceuticals, LLC (2)(12)	Biotechnology	Term Loan	7.87	% (11)	1-month SOFR	4.00%	6.00%	—	—	February 27, 2031	10,298	10,086	10,086
Provivi, Inc. (2)(12)(13)	Biotechnology	Term Loan	12.11	% (11)	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	1,906	1,683	924
		Term Loan	12.11	% (11)	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	1,906	1,683	924
		Term Loan	12.11	% (11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	953	838	460
		Term Loan	12.11	% (11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	953	838	460
		Term Loan	12.11	% (11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	953	838	460
		Term Loan	12.11	% (11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	953	838	460

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Ceribell, Inc. (2)(5)(12)	Medical Device	Term Loan	9.50%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,833	4,833
		Term Loan	9.50%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,954	4,954
		Term Loan	9.50%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	4,000	3,963	3,963
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.07%		Prime	6.32%	10.75%	—	10.88%	July 1, 2026	2,801	2,785	2,785
		Term Loan	13.07%		Prime	6.32%	10.75%	—	10.88%	July 1, 2026	2,801	2,785	2,785
Infobionic, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,937	4,937
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,937	4,937
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,937	4,937
		Term Loan	12.00%		Prime	5.00%	12.00%	—	4.00%	September 1, 2029	2,500	2,379	2,379
		Term Loan	12.00%		Prime	5.00%	12.00%	—	4.00%	September 1, 2029	2,500	2,429	2,429
Mobia Medical, Inc. fka Microtransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,710	3,710
		Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,710	3,710
MML US, Inc. (2)(12)	Medical Device	Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	2,565	2,444	2,444
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	2,565	2,543	2,543
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,129	5,086	5,086
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,129	5,086	5,086
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,091	5,046	5,046
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,091	5,046	5,046
Onkos Surgical, Inc. (2)(12)	Medical Device	Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,874	9,874
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,874	9,874
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,937	4,937
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,937	4,937
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	October 1, 2030	5,000	4,926	4,926
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	10,000	9,890	9,890
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	10,000	9,890	9,890
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	5,000	4,945	4,945
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	1,500	1,483	1,483
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	3,500	3,459	3,459
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,489	2,489
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,489	2,489
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,977	4,977
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,977	4,977
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,725	3,725
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,725	3,725
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,725	3,725
		Term Loan	11.75%		Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,725	3,725

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Spineology, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	5,000	4,936	4,936
		Term Loan	12.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,195	4,195
		Term Loan	12.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,196	4,196
		Term Loan	12.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	2,500	2,468	2,468
Vero Biotech, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	15,000	14,803	14,803
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	10,000	9,869	9,869
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	5,000	4,933	4,933
		Term Loan	12.25%	Prime	3.75%	12.25%	—	4.00%	January 1, 2029	2,500	2,466	2,466
Total Non-Affiliate Debt Investments — Life Science											274,306	271,276
Non-Affiliate Debt Investments — Sustainability — 1.5% (8)
SparkCharge, Inc. (2)(12)	Alternative Energy	Term Loan	12.00%	Prime	4.00%	12.00%	—	5.00%	May 1, 2029	2,500	2,398	2,398
		Term Loan	12.00%	Prime	4.00%	12.00%	—	5.00%	May 1, 2029	2,500	2,471	2,471
Total Non-Affiliate Debt Investments — Sustainability											4,869	4,869

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Technology — 63.3% (8)
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.75%	Prime	5.00%	5.00%	—	10.40%	March 1, 2027	1,111	982	982
		Term Loan	11.75%	Prime	5.00%	5.00%	—	10.40%	March 1, 2027	1,667	1,482	1,482
		Term Loan (17)	10.50%	Prime	3.50%	10.50%	—	7.78%	February 1, 2028	3,375	1,915	3,374
		Term Loan	10.50%	Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
		Term Loan	10.50%	Prime	3.50%	10.50%	—	7.78%	February 1, 2028	2,813	2,813	2,813
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.25%	Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	2,771	2,400
		Term Loan (17)	10.25%	Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	1,286	2,320
Apkudo, Inc. (2)(12)	Software	Term Loan	11.25%	Prime	4.25%	7.00%	—	3.00%	October 1, 2029	5,000	4,908	4,908
		Term Loan	11.25%	Prime	4.25%	7.00%	—	3.00%	October 1, 2029	5,000	4,908	4,908
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	10.50%	Prime	3.75%	6.50%	—	3.00%	January 1, 2031	10,000	9,831	9,831
		Term Loan	10.50%	Prime	3.75%	6.50%	—	3.00%	January 1, 2031	7,500	7,410	7,410
		Term Loan	10.50%	Prime	3.75%	6.50%	—	3.00%	January 1, 2031	2,500	2,470	2,470
Crafty Holdings, Inc. (2)(12)	Software	Term Loan	12.00%	Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,894	4,894
		Term Loan	12.00%	Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,933	4,933
		Term Loan	12.00%	Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,933	4,933
		Term Loan	12.00%	Prime	4.50%	12.00%	—	4.00%	January 1, 2029	2,000	1,969	1,969
Dropoff, Inc. (2)(12)	Software	Term Loan (17)	13.25%	Prime	6.50%	9.75%	—	3.50%	June 1, 2026	7,850	2,450	4,411
		Term Loan	13.25%	Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,804	6,785	3,813
		Term Loan	13.25%	Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,280	6,263	3,520
		Term Loan	13.25%	Prime	6.50%	9.75%	—	3.50%	June 1, 2026	2,617	2,613	1,468
HappyCo, Inc. (2)(12)	Software	Term Loan	11.13%	Prime	3.75%	11.00%	—	2.75%	February 1, 2030	3,000	2,969	2,969
		Term Loan	11.13%	Prime	3.75%	11.00%	—	2.75%	February 1, 2030	3,000	2,969	2,969
		Term Loan	11.13%	Prime	3.75%	11.00%	—	2.75%	February 1, 2030	2,000	1,978	1,978
		Term Loan	11.13%	Prime	3.75%	11.00%	—	2.75%	February 1, 2030	2,000	1,975	1,975

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	10.25%		Prime	3.50%	6.50%	—	4.00%	January 1, 2030	15,000	14,599	14,599
		Term Loan	10.25%		Prime	3.50%	6.50%	—	4.00%	January 1, 2030	7,500	7,300	7,300
		Term Loan	10.25%		Prime	3.50%	6.50%	—	4.00%	January 1, 2030	7,500	7,300	7,300
MasteryPrep, LLC (2)(12)	Software	Term Loan	11.50%		Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,383	7,383
		Term Loan	11.50%		Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,433	7,433
Mirantis, Inc. (2)(12)	Software	Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	4,583	4,541	4,541
		Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	4,583	4,541	4,541
		Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	4,583	4,541	4,541
		Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	4,583	4,541	4,541
Samba TV, Inc. (2)(12)	Software	Term Loan	10.25	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	10,014	9,792	9,792
		Term Loan	10.25	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	7,510	7,400	7,400
		Term Loan	10.25	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	5,007	4,934	4,934
		Term Loan	10.25	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	2,503	2,467	2,467
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,435	2,280
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,500	3,495	3,273
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,496	2,338
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,500	1,498	1,403
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	July 1, 2029	5,000	4,988	4,671
Ursa Space Systems, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,460	2,460
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,460	2,460
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,445	2,445
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,500	2,445	2,445
Viken Detection Corporation (2)(12)	Software	Term Loan	11.75%		Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,833	2,814	2,814
		Term Loan	11.75%		Prime	4.00%	11.75%	—	3.50%	June 1, 2027	1,417	1,407	1,407
		Term Loan	11.75%		Prime	4.00%	11.75%	—	3.50%	June 1, 2027	1,417	1,407	1,407
Total Non-Affiliate Debt Investments — Technology												205,442	201,718

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Healthcare information and services — 25.4% (8)
BrightInsight, Inc. (2)(12)	Software	Term Loan (17)	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	5,500	2,905	5,105
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	6,417	6,398	5,939
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	3,208	3,199	2,969
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	3,208	3,199	2,969
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	2,750	2,731	2,535
		Term Loan (17)	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	2,250	1,277	2,089
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	10,000	9,936	9,936
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,968	4,968
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,968	4,968
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,968	4,968
GT Medical Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,604	3,604
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,705	3,705
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	7,500	7,409	7,409
Hometeam Technologies, Inc. (2)(12)(13)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,967
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,967
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,682	3,883
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,967
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,967
Total Non-Affiliate Debt Investments — Healthcare information and services											83,073	80,915
Total Non- Affiliate Debt Investments											$567,690	$558,778

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 5.2% (8)
Non-Affiliate Warrants — Life Science — 2.2% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	149	311	—
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock Warrant	400,000	5	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	13,821	372	274
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	447
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	134,614	138	13
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	568	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	178,631	93	4
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	381,625	161	—
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,980	312	—
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	454,544	266	6
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	691
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,333
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	—
Ceribell, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	89,903	147	1,205
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	61,170	—	2
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,152,669	162	3
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	13,203,395	268	—
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,939,813	174	462
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	20
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	8,488,456	361	705

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	900,043	194	321
Meditrina, Inc. (12)	Medical Device	Preferred Stock Warrant	233,993	83	95
Mobia Medical, Inc. fka Microtransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	47	47
Onkos Surgical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	443,674	192	200
Scientia Vascular, Inc (2)(12)	Medical Device	Common Stock Warrant	24,000	60	235
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	49,157	206	481
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,133	275	199
Spineology, Inc. (2)(12)	Medical Device	Common Stock Warrant	27,139	65	41
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	45,101	109	69
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	3,701	379	111
Total Non-Affiliate Warrants — Life Science				5,346	6,964
Non-Affiliate Warrants — Sustainability — 0.0% (8)
SparkCharge, Inc. (2)(12)	Alternative Energy	Preferred Stock Warrant	2,264,151	45	36
Pivot Bio, Inc. (2)(12)	Energy Efficiency	Preferred Stock Warrant	210,418	14	2
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	800,000	88	30
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	122,717	53	47
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	66,605	185	28
Total Non-Affiliate Warrants — Sustainability				385	143
Non-Affiliate Warrants — Technology — 3.0% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	2,654	50	33
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	2,730
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	6
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	224,712	57	76
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	41
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	13,068	80	59
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	71,014	538	771
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,633,929	3,463	3,510
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	500	41	47
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	73
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	10,833	325	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	—
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	57
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	173
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	151
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,316	162	—
Liqid, Inc. (2)(12)	Networking	Common Stock Warrant	344,102	364	—
Apkudo, Inc. (2)(12)	Software	Preferred Stock Warrant	31,848	97	118
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	194,570	137	229
Crafty Holdings, Inc. (2)(12)	Software	Common Stock Warrant	260,972	138	178
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	723,228	455	—
HappyCo, Inc. (2)(12)	Software	Preferred Stock Warrant	96,228	26	20
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	525,000	82	—
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	202,616	57	96
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	420

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
OneNetworks, Inc. (2)(12)	Software	Preferred Stock Warrant	184,646	3	2
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	86
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	177	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	45
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	—
Topia Mobility, Inc. (2)(12)	Software	Common Stock Warrant	30,496	138	—
Ursa Space Systems, Inc. (2)(12)	Software	Preferred Stock Warrant	1,075,072	151	169
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	314
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	—
Total Non-Affiliate Warrants — Technology				8,344	9,404
Non-Affiliate Warrants — Healthcare information and services — 0.0% (8)
GT Medical Technologies, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	326,640	144	39
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	232,871	168	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	—
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	206,983	163	98
Total Non-Affiliate Warrants — Healthcare information and services				666	137
Total Non-Affiliate Warrants				14,741	16,648
Non-Affiliate Other Investments — 0.6% (8)
Non-Affiliate Other Investments — Life Science — 0.6% (8)
BioVaxys Technology Corp. (5)(12)	Biotechnology	Royalty Agreement		5,073	—
Aerobiotix, LLC (12)	Medical Device	Royalty Agreement		1,498	1,574
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,116	384
Robin Healthcare, Inc. (2)(12)	Medical Device	Royalty Agreement		7,330	—
Total Non-Affiliate Other Investments — Life Science				15,017	1,958
Non-Affiliate Other Investments — Technology — 0.0% (8)
Better Place Forests Co. (12)(16)	Consumer-related Technologies	Other Investment		10,149	—
Total Non-Affiliate Other Investments — Technology				10,149	—
Total Non-Affiliate Other Investments				25,166	1,958
Non-Affiliate Equity — 2.1% (8)
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock	66,170	14	11
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	40,000	—	271
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	217
Emalex Biosciences, Inc. (12)	Biotechnology	Preferred Stock	47,461	545	656
Axiom Space Holdings, Inc. (12)	Communications	Preferred Stock	1,810	261	306
PebblePost, Inc. (2)(12)	Communications	Preferred Stock	56,212	73	73
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	—
Cognoa, Inc. (2)(12)	Medical Device	Common Stock	16,247,754	976	975
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock	2,119,272	500	500
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	7
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	—
Kodiak Robotics, Inc. (2)(5)	Software	Common Stock	338,798	3,100	3,700
Total Non-Affiliate Equity				8,639	6,716
Total Non-Affiliate Portfolio Investment Assets				$616,236	$584,100

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 19.9% (8)
Non-Controlled Affiliate Debt Investments — 11.7% (8)
Hound Labs II, LLC (12)	Diagnostics	Term Loan	12.75	% (11)	Prime	6.00%	9.25%	—	—	July 1, 2027	$6,789	$6,789	$6,605
NextCar Holding Company, Inc. (12)(14)	Consumer-related Technologies	Term Loan	10.00%		Fixed	0.00%	0.00%	—	—	March 31, 2026	2,266	2,266	1,079
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%		Fixed	0.00%	0.00%	—	—	July 1, 2027	790	826	—
		Term Loan (17)	10.00%		Fixed	0.00%	0.00%	—	—	July 1, 2027	304	172	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan (17)	11.75	% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	5,246	428	5,246
		Term Loan	11.75	% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	3,497	3,447	3,447
		Term Loan	11.75	% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	1,749	1,724	1,724
		Term Loan	11.75	% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	3,497	3,447	3,447
		Term Loan	11.75	% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	1,749	1,723	1,723
		Term Loan	11.75	% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	3,497	3,445	3,445
		Term Loan	11.75	% (11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	1,749	1,722	1,722
		Revolver	11.75%		Prime	5.00%	9.75%	—	—	November 26, 2026	5,000	5,000	5,000
		Revolver	11.75%		Prime	5.00%	9.75%	—	—	November 26, 2026	5,000	3,809	3,809
Total Non-Controlled Affiliate Investments												34,798	37,247

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Controlled Affiliate Other Investments — 0.5% (8)
Evelo Holdings, Inc. (2)(5)(12)(15)	Biotechnology	Other Investment		$20,092	$1,486
Total Non-Controlled Affiliate Other Investments				20,092	1,486
Non-controlled Affiliate Equity — 7.7% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	—	—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Hound Labs II, LLC (12)	Diagnostics	Preferred Stock	4,769	4,764	4,764
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	—	—
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	168,377	9,751	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Common Stock	4,274,555	1,292	1,292
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock	1,964,733	13,209	18,355
Total Non-Controlled Affiliate Equity				34,016	24,411
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$89,033	$63,144
Total Portfolio Investment Assets — 203.2% (8)				$705,269	$647,244

Short Term Investments - Unrestricted Investments - 10.9% (8)
US Bank Money Market Deposit Account	34,711	34,711
Total Short Term Investments - Unrestricted Investments	$34,711	$34,711

Short Term Investments - Restricted Investments - 0.8% (8)
US Bank Money Market Deposit Account	2,463	2,463
Total Short Term Investments - Restricted Investments	$2,463	$2,463

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of December 31, 2025 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of  December 31, 2025, 0.0% of the Company's total assets on a cost and fair value basis are in non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Debt investment has a PIK feature in which the accrued interest is added to the then-outstanding principal amount of the debt investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2025.
(14)	Debt investment is on non-accrual status as of December 31, 2025 and interest payments will be recognized as income on a cash basis.
(15)	The investment originally consisted of debt investments in Evelo Biosciences Inc. (“Evelo”). Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings, Inc. (“Evelo Holdings”) and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo, as well as certain assets it seeks to sell. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings or other assets are sold, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.
(16)	The investment originally consisted of debt investments in Better Place Forests Co. (“Better Place”). On April 30, 2025, Better Place transferred ownership of all of its right, title and interest in and to all of its tangible and intangible assets to Better Place ABC, LLC, a California limited liability company (“BP ABC”) and BP ABC sold a portion of such assets to Memorial Forests Foundation in consideration for, among other things, the assumption of certain liabilities of BP ABC. The Company has a first priority security interest in the remaining assets of BP ABC, including certain rights to employee retention tax credits, so if any payments are received by BP ABC, the Company will receive a portion of the proceeds from the same, until such time, if ever, that all of the obligations of BP ABC to the Company are repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment.
(17)	On August 6, 2025, the Company purchased this investment as a part of a portfolio of debt and related investments of Powerscourt XXV LP, a fund managed by Waterfall Asset Management (“WAM”), for a purchase price of $22.5 million, which assets at the purchase date had a fair value of $36.5 million and included debt investments on accrual status with a principal balance of $34.9 million. WAM and the Advisor (as defined in Note 1) had previously entered into Master Program Agreement in March 2023 whereby the Advisor offered WAM the opportunity to participate, as a co-lender with the Company, in debt investments originated by the Advisor. WAM retained all investment decisions. In 2023, WAM ceased making new investments under the program, as it no longer wished to pursue a venture debt strategy.

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Candesant Biomedical, Inc. (2)(12)	Medical Device	Term Loan	11.50%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	5,000	4,785	4,785
		Term Loan	11.50%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	2,500	2,468	2,468
		Term Loan	11.50%	Prime	3.50%	11.50%	—	5.00%	September 1, 2027	2,500	2,468	2,468
Ceribell, Inc. (2)(5)(12)	Medical Device	Term Loan	10.25%	Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,820	4,820
		Term Loan	10.25%	Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,941	4,941
		Term Loan	10.25%	Prime	2.75%	9.25%	—	4.00%	March 1, 2029	4,000	3,952	3,952
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	12.32%	Prime	4.82%	9.25%	—	10.36%	July 1, 2025	3,187	3,168	3,168
		Term Loan	12.32%	Prime	4.82%	9.25%	—	10.36%	July 1, 2025	3,187	3,168	3,168
Infobionic, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,920	4,920
		Term Loan	12.25%	Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,920	4,920
		Term Loan	12.25%	Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,920	4,920
Mobia Medical, Inc. fka Microtransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%	Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,699	3,699
		Term Loan	12.25%	Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,699	3,699
Onkos Surgical, Inc. (2)(12)	Medical Device	Term Loan	10.75%	Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,818	9,818
		Term Loan	10.75%	Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,845	9,845
		Term Loan	10.75%	Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,923	4,923
		Term Loan	10.75%	Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,923	4,923
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	12.50%	Prime	4.75%	8.50%	—	5.00%	January 1, 2027	3,750	3,735	3,735
		Term Loan	12.50%	Prime	4.75%	8.50%	—	5.00%	January 1, 2027	3,750	3,735	3,735
		Term Loan	13.00%	Prime	5.25%	9.00%	—	5.00%	January 1, 2027	5,000	4,964	4,964
		Term Loan	13.00%	Prime	5.25%	9.00%	—	5.00%	January 1, 2027	5,000	4,937	4,937
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,480	2,480
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	2,500	2,480	2,480
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,961	4,961
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	September 1, 2027	5,000	4,961	4,961
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,714	3,714
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,714	3,714
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,714	3,714
		Term Loan	11.75%	Prime	3.50%	11.75%	—	8.00%	April 1, 2028	3,750	3,714	3,714
Spineology, Inc. (2)(12)	Medical Device	Term Loan	12.50%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	5,000	4,916	4,916
		Term Loan	12.50%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,178	4,178
		Term Loan	12.50%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,178	4,178
		Term Loan	12.50%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	2,500	2,458	2,458

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	809,931	194	368
Meditrina, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	233,993	83	34
Mobia Medical, Inc. fka Microtransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	47	66
Onkos Surgical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	443,674	192	187
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	34,410	103	262
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,637,133	275	266
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	3,701	376	198
Spineology, Inc. (2)(12)	Medical Device	Common Stock Warrant	2,714,033	143	108
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,255,155	16	28
Total Non-Affiliate Warrants — Life Science				5,149	6,374
Non-Affiliate Warrants — Sustainability — 0.1% (8)
New Aerofarms, Inc. assignee of Aerofarms, Inc. (2)(12)(14)	Other Sustainability	Preferred Stock Warrant	400,000	82	17
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	61,359	39	25
Soli Organic, Inc. (2)(12)	Other Sustainability	Common Stock Warrant	296	20	19
Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	1,075	382	10
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	49,693	178	102
Pivot Bio, Inc. (2)(12)	Energy Efficiency	Preferred Stock Warrant	210,418	14	14
Total Non-Affiliate Warrants — Sustainability				715	187
Non-Affiliate Warrants — Technology — 3.1% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	1,991	46	35
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	3,156
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	7
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	112,356	36	40
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	43
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	9,801	79	7
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	45,273	454	440
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,446,429	3,178	3,106
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	250	29	25
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	12,618	188	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	3,913,723	9	—
Optoro, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	11,550	182	99
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	412
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	6,191	325	—
Standvast Holdings, LLC (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	1,225,492	275	—
Unagi, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	171,081	32	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	26
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	231
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	119
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	319
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,074	162	680
Liqid, Inc. (2)(12)	Networking	Preferred Stock Warrant	344,102	364	103
Fictiv, Inc. (2)(12)	Networking	Common Stock Warrant	126,841	59	77
Avalanche Technology, Inc. (2)(12)	Semiconductors	Preferred Stock Warrant	5,938	45	—
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	161,215	98	289
Crafty Holdings, Inc. (2)(12)	Software	Common Stock Warrant	243,278	132	132
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	516,535	455	—
E La Carte, Inc. (2)(5)(12)	Software	Common Stock Warrant	147,361	60	—
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	525,000	82	34
Kodiak Robotics, Inc. (2)(12)	Software	Preferred Stock Warrant	639,918	273	15
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	101,308	34	48
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	585

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

(Dollars in thousands)

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility and/or the term debt securitization in connection with which an affiliate of the Company made an offering of $100.0 million in aggregate principal amount of fixed rate asset-backed notes that were issued in conjunction with the $157.8 million securitization of secured loans the Company completed on November 9, 2022 (the “2022 Asset-Backed Notes”).
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

(11)	Debt investment has a PIK feature in which the accrued interest is added to the then-outstanding principal amount of the debt investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2024.
(14)	On or about September 13, 2023, in connection with New Aerofarms, Inc.’s purchase of substantially all of the assets of Aerofarms, Inc. in a bankruptcy process, New Aerofarms, Inc. assumed all of the debt investments of Horizon in Aerofarms, Inc.
(15)	By an Order of the Supreme Court of Nova Scotia made May 1, 2023, as amended and restated by an Order of the CCAA Court made May 5, IMV, Inc. (“IMV”) commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended to seek creditor protection for IMV and on June 2, 2023, IMV obtained recognition of the CCAA Proceedings under Chapter 15 of the United States Bankruptcy Code in proceedings before the United States Bankruptcy Court for the District of Delaware. In September 2023, the Company, with its co-lender to IMV, credit-bid and acquired substantially all of the assets of IMV through HIMV LLC, an entity formed to acquire the assets of IMV. HIMV LLC is 70% owned by the Company and 30% owned by such co-lender.
(16)	The investment originally consisted of debt investments in Evelo. Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo, as well as certain assets it seeks to sell. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings or other assets are sold, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.

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

On August 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Monroe Capital Corporation, a Maryland corporation (“MRCC”), HMMS, Inc., a Maryland corporation and wholly owned subsidiary of us (“Merger Sub”), Monroe Capital BDC Advisors, LLC, an investment adviser to MRCC, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into MRCC, with MRCC continuing as the surviving company and as a wholly owned subsidiary of us and, immediately thereafter, MRCC will merge with and into us, with us continuing as the surviving company (collectively, the “Mergers”). MRCC also entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Income Plus Corporation, a Maryland corporation (“MCIP”), and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), MCIP will acquire all of MRCC’s investment assets and liabilities at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale” and together with the Merger, the “Transactions”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger. The Merger related proxy was distributed to shareholders on January 20, 2026. The Merger is subject to, among other things, the approval of our shareholders at a Special Meeting of shareholders to be held March 13, 2026.

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

Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Assets and Liabilities as investments. Those assets are owned by special purpose entities that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets, and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Investment Officer. The CODM assesses the performance of and makes operating decisions on behalf of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in recommending to the Company's board of directors (the “Board”) the amount of dividends to be distributed to the Company’s stockholders and the Board makes the determination of the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the Company’s Consolidated Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the Company’s Consolidated Statements of Operations.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of December 31, 2025, there were three investments on non-accrual status with a cost of $32.8 million and a fair value of $24.5 million. As of December 31, 2024, there were four investments on non-accrual status with a cost of $44.8 million and a fair value of $10.5 million. For the year ended December 31, 2025 and 2024, the Company recognized $0.3 million and $0.2 million, respectively, received from debt investments while on non-accrual status. For the years ended December 31, 2023, the Company did not recognize any interest income from debt investments while on non-accrual status.

From time to time, the Company may have debt investments that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. As of December 31, 2025 and 2024, there were six and five investments, respectively, with PIK provisions. For the years ended December 31, 2025, 2024 and 2023 PIK interest income totaled $2.3 million, $3.3 million and $8.4 million, respectively. For the years ended December 31, 2025, 2024 and 2023, 2.4%, 3.3%, and 7.4% of the Company’s total investment income was attributable to non-cash PIK interest income, respectively. The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the year ended December 31, 2025, one debt investments, which had accrued PIK interest into income of $0.2 million during the year ended December 31, 2025 was placed on nonaccrual status. For the year ended December 31, 2024, two debt investments, which had accrued PIK interest into income of $1.8 million during the year ended December 31, 2024 was placed on nonaccrual status. For the year ended December 31, 2023, two debt investments, which had accrued PIK interest into income of $3.9 million during the year ended December 31, 2023 was placed on nonaccrual status.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the years ended December 31, 2025, 2024 and 2023 was 3.9%, 5.6% and 4.2%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Realized gains or losses on the sale of investments, or upon the determination that an investment balance, or portion thereof, is not recoverable, are calculated using the specific identification method. The Company measures realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Net unrealized appreciation or depreciation reflects the change in the fair values of the Company’s portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of December 31, 2025 and 2024 was $10.6 million and $8.9 million, respectively. These amounts are capitalized and amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of December 31, 2025 and 2024 were $8.9 million and $7.2 million, respectively. The amortization expense for the years ended December 31, 2025, 2024 and 2023 was $2.6 million, $1.8 million and $1.9 million, respectively.

Income taxes

As a BDC, the Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid the imposition of corporate-level income tax on the portion of its taxable income distributed to stockholders, among other things, the Company is required to meet certain source-of-income and asset diversification requirements and to timely distribute dividends out of assets legally available for distribution to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes. Accordingly, no provision for federal income tax has been recorded in the financial statements. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC Topic 946, Financial Services—Investment Companies, as amended, of the Financial Accounting Standards Board (“FASB”), permanent tax differences, such as non-deductible excise taxes paid, are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each fiscal year. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the years ended December 31, 2025, 2024 and 2023, the Company reclassified $1.1 million, $1.5 million and $1.5 million, respectively, to paid-in capital from distributions in excess of net investment income, which related to excise taxes payable.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2025, 2024 and 2023, $1.1 million, $1.5 million and $1.5 million, respectively, was accrued for U.S. federal excise tax.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2025 and 2024. The Company’s income tax returns for the 2025, 2024, 2023 and 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the year ended December 31, 2025, the Company sold 1,974,553 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $14.1 million, including $0.6 million of offering expenses, from these sales.

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

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2025, shares representing approximately $64.3 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On  June 2, 2023, the Company completed a follow-on public offering of 3,250,000 shares of its common stock at a public offering price of $12.50 per share, for total net proceeds to the Company of $38.9 million, after deducting underwriting commission and discounts and other offering expenses.

Stock Repurchase Program

On April 25, 2025, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $5.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company intends to comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2026 or the repurchase of $5.0 million of the Company’s common stock. On August 5, 2025, the Board authorized an increase in the maximum amount of shares of the Company that can be repurchased on the open market or in privately negotiated purchases pursuant to Rule 10b-18 and other applicable provisions of the Securities Exchange Act of 1934, as amended from up to $5,000,000 of shares to up to $10,000,000 of shares, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of the Company's most recently disclosed net asset value per share. During the years ended December 31, 2025, 2024 and 2023, the Company did not make any repurchases of its common stock. From the inception of the stock repurchase program through December 31, 2025, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million. From time to time, the Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

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

Recently issued accounting pronouncement

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact ASU No. 2024-03.

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

On March 31, 2025, the Company entered into a new investment management agreement with the Advisor (the “New Investment Management Agreement”, collectively with the Original Investment Management Agreement, the “Investment Management Agreement”) in connection with the closing of a transaction pursuant to which Momentum US Bidco LLC, an affiliate of Wendel SE, acquired 75% of the outstanding equity interests of Monroe Capital Intermediate Holdings, LLC, the indirect parent company of the Advisor, and certain other affiliates of Monroe Capital LLC (the “Transaction”) (any such affiliate party to the Transaction, collectively, “Monroe”). The Transaction, if closed, would constitute a change of control in the Advisor and terminated the Original Investment Management Agreement. On December 10, 2024, the Company’s Board, including a majority of the independent directors, approved, and recommended for approval by the Company’s stockholders, the New Investment Management Agreement. The New Investment Management Agreement was approved, subject to the closing of the Transaction, by the Company’s stockholders at a special meeting of stockholders held on February 21, 2025. The terms of the New Investment Management Agreement, including the fee structure and services to be provided, are the same as the terms of the Original Investment Management Agreement, except for the date and term. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at December 31, 2025 and 2024 was $1.0 million. The base management fee expense was $11.7 million, $12.3 million and $12.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

There was no performance based incentive fee expense for the year ended December 31, 2025. The performance based incentive fee expense was $0.3 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the year ended December 31, 2025, 2024 and 2023, which resulted in $8.9 million, $9.3 million and $9.8 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount  may be paid up to three years after the date of deferment.

The Company’s Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, the Company’s net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver is effective commencing with the quarter ending March 31, 2025 and terminates with the quarter ending December 31, 2025. During the year ended December 31, 2025, no income incentive fee was earned.

The following table provides the expiration dates of the Company’s Incentive Fee Cap and Deferral Mechanism contingent future liability as of  December 31, 2025:

Expiration	Total
(In thousands)
March 31, 2026	219
June 30, 2026	3,120
September 30, 2026	3,471
December 31, 2026	3,002
March 31, 2027	2,285
June 30, 2027	2,582
September 30, 2027	2,368
December 31, 2027	2,085
March 31, 2028	2,144
June 30, 2028	2,290
September 30, 2028	2,799
December 31, 2028	1,650
Total	$28,015

There was no performance based incentive fee payable at December 31, 2025 and 2024.

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $1.5 million, $1.7 million, and $1.7 million for years ended December 31, 2025, 2024 and 2023, respectively. The administrative fee payable at December 31, 2025 and 2024 was $0.3 million and $0.4 million, respectively. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

Advisory Fee Waiver

In connection with entry into the Merger Agreement with MRCC, HMMS, Inc., a Maryland corporation and wholly owned subsidiary of the Company, Monroe Capital BDC Advisors, LLC, an investment adviser to MRCC, and the Advisor and subject to completion of the Mergers, the Advisor has agreed to waive $4.0 million of base management fees and/or incentive fees (the “Fee Waiver”) due and payable to the Advisor pursuant to the terms of the Investment Management Agreement at the rate of $1.0 million per quarter commencing at the end of the first full fiscal quarter following the closing of the Mergers. The Fee Waiver will be in effect until the end of the fourth full fiscal quarter following the closing of the Mergers and, for each applicable fiscal quarter, will not exceed the total amount of base management fees and incentive fees earned by the Advisor during such fiscal quarter.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.         Investments

The following table shows the Company’s investments as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$602,488	$596,025	$678,167	$638,779
Warrants	14,868	16,648	15,956	18,277
Other	45,258	3,444	36,709	14,637
Equity	42,655	31,127	35,942	26,198
Total investments	$705,269	$647,244	$766,774	$697,891

The following table shows the Company’s investments by industry sector as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$94,280	$61,829	$118,221	$97,562
Medical Device	227,893	222,485	213,564	205,634
Technology
Communications	522	3,142	11,711	14,763
Consumer-Related	31,204	21,846	74,421	36,667
Data Storage	417	230	417	350
Internet and Media	329	151	329	999
Networking	364	—	10,070	9,827
Semiconductors	—	—	45	—
Software	199,608	190,911	154,040	151,043
Sustainability
Alternative Energy	4,914	4,905	—	—
Energy Efficiency	125	9	9,818	9,712
Other Sustainability	50,321	49,315	66,151	66,079
Healthcare Information and Services
Diagnostics	11,553	11,369	16,704	13,701
Other	38,668	34,508	39,533	40,144
Software	45,071	46,544	51,750	51,410
Total investments	$705,269	$647,244	$766,774	$697,891

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.         Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

       Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2025 were as follows:

			Year ended December 31, 2025
	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—		$—	$—
Evelo Biosciences, Inc.	8,307	2	(2,275)	—	—	—	(4,548)	—	1,486	—
Hound Labs II LLC	—	—	—	204	11,350	—	(185)	—	11,369	204
Nexii, Inc.	—	14	—	—	1,116	—	(1,130)	—	—	28
NextCar Holding Company, Inc.	—	—	(3,701)	—	5,967	—	(1,187)	—	1,079	46
Shengrow Inc.	—	10,000	—	985	32,941	138	5,146	—	49,210	1,433
Total non-controlled affiliates	$8,307	$10,016	$(5,976)	$1,189	$51,374	$138	$(1,904)	$—	$63,144	$1,711

Transactions related to investments in non-controlled affiliated companies for the year ended December 31, 2024 were as follows:

			Year ended December 31, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2023	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Aulea Medical, Inc.	$—	$3	$(40)	$—	$—	$—	$—	$37	$—	$—
Evelo Biosciences, Inc.	1,132	244	(1,430)	—	—	—	8,361	—	8,307	—
Total non-controlled affiliates	$1,132	$247	$(1,470)	$—	$—	$—	$8,361	$37	$8,307	$—

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliated companies for the year ended December 31, 2025 were as follows:

			Year ended December 31, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income (reversal)
	(In thousands)
Better Place Forests Co.	$—	$2,354		$—	$—	$—	$2,207	$(4,561)	$—	$—
HIMV LLC	6,230	370	—	—	(1,178)	—	(5,422)	—	—	—
Nexii, Inc.	8,547	3,229	—	—	(1,116)	—	(10,660)	—	—	65
Swift Health Systems, Inc.	17,042	2,162	—	208	—	9	1,135	(20,556)	—	(81)
Total controlled affiliates	$31,819	$8,115	$—	$208	$(2,294)	$9	$(12,740)	$(25,117)	$—	$(16)

Transactions related to investments in controlled affiliated companies for the year ended  December 31, 2024 were as follows:

			Year ended December 31, 2024

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	December 31,	Interest
Company	2023	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2024	income
	(In thousands)
Better Place Forests Co.	$7,993	$3,750	$—	$805	$—	$14	$(12,562)	$—	$—	$846
HIMV LLC	6,230	227	(592)	—	463	—	(98)	—	6,230	—
Nexii, Inc.	—	790	—	—	6,716	—	1,041	—	8,547	35
Swift Health Systems, Inc.	—	1,887	—	826	15,462	2	(1,135)	—	17,042	868
Total controlled affiliates	$14,223	$6,654	$(592)	$1,631	$22,641	$16	$(12,754)	$—	$31,819	$1,749

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

Transfers between levels are recognized as of the date of the event or change in circumstances that caused the transfer, based on changes in the observability or significance of valuation inputs.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$596,025	$596,025
Warrant investments	—	1,916	14,732	16,648
Other investments	—	—	3,444	3,444
Equity investments	3,988	—	27,139	31,127
Total investments	$3,988	$1,916	$641,340	$647,244

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$638,779	$638,779
Warrant investments	—	1,839	16,438	18,277
Other investments	—	—	14,637	14,637
Equity investments	587	—	25,611	26,198
Total investments	$587	$1,839	$695,465	$697,891

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of December 31, 2025 and 2024. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2025:

December 31, 2025
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$558,294	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	13%

	37,731	Multiple Probability Weighted Cash Flow Model	Probability Weighting	30% – 100%	56%

Warrant investments	14,732	Black-Scholes Valuation Model	Price Per Share	$0.00 – $807.91	$13.72
			Average Industry Volatility	24%	24%
			Marketability Discount	0 – 20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	3,444	Multiple Probability Weighted Cash Flow Model	Discount Rate	20% – 100%	44%
			Probability Weighting	0% – 100%	100%

Equity investments	27,139	Last Equity Financing	Price Per Share	$0.06 – $1,000.00	$186.54

	—	Scenario Model	Probability Weighting	100%	100%

Total Level 3 investments	$641,340

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2024:

December 31, 2024
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$628,325	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	14%

	10,454	Multiple Probability Weighted Cash Flow Model	Probability Weighting	10% – 100%	57%

Warrant investments	16,438	Black-Scholes Valuation Model	Price Per Share	$0.00 – $807.91	$16.80
			Average Industry Volatility	24%	24%
			Marketability Discount	0 – 20%	15%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	14,637	Multiple Probability Weighted Cash Flow Model	Discount Rate	15% – 25%	18%
			Probability Weighting	30% – 100%	90%

Equity investments	21,648	Last Equity Financing	Price Per Share	$0.06 – $215.03	$30.47

	3,963	Multiple Probability Weighted Scenario Model	Probability Weighting	10% – 100%	33%

Total Level 3 investments	$695,465

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Borrowings: The Credit Facilities approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2026 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2025, the closing price of the 2026 Notes on the New York Stock Exchange was $25.05 per note and had an aggregate fair value of $57.6 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On December 31, 2025, the closing price of the 2027 Notes on the New York Stock Exchange was $24.85 per note and had an aggregate fair value of $57.2 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market yields on  December 31, 2025, the fair value of the 2028 Notes (as defined in Note 7) was $57.7 million and are categorized as Level 3 within the fair value hierarchy described above. Based on market yields on  December 31, 2025, the fair value of the 2030 Convertible Notes (as defined in Note 7) was $31.4 million and are categorized as Level 3 within the fair value hierarchy described above. Based on market yields on  December 31, 2025, the fair value of the 2031 Convertible Notes (as defined in Note 7) was $2.7 million and are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2025:

	Year ended December 31, 2025
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$638,779	$16,438	$25,611	$14,637	$695,465
Purchase of investments	216,309	750	5,961	799	223,819
Warrants and equity received and classified as Level 3	—	578	6,418	—	6,996
Principal payments received on investments	(231,280)	—	—	(3,174)	(234,454)
PIK interest on investments	2,349	—	—	—	2,349
Proceeds from sale of investments	(5)	(4,016)	(846)	(1,164)	(6,031)
Net realized (loss) gain on investments	(29,980)	4,255	(20,532)	(8,544)	(54,801)
Unrealized appreciation (depreciation) included in earnings	15,818	(672)	(2,320)	(2,635)	10,191
Transfer out of Level 3	—	(2,601)	—	(16)	(2,617)
Transfer out of debt investments	(16,388)	—	12,847	3,541	—
Other	423	—	—	—	423
Level 3 assets, end of period	$596,025	$14,732	$27,139	$3,444	$641,340

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2025, there were two transfers out of Level 3. Warrants held in a portfolio company with an aggregate fair value of $2.6 million were transferred to Level 1 from Level 3 upon the conversion of privately held preferred shares of stock into common stock of a public company. An other investment held in a portfolio company with an aggregate fair value of $0.02 million was transferred to Level 1 from Level 3 upon the conversion of the other investment to common stock of a public entity. During the year ended December 31, 2025, there were no transfers into Level 3.

The change in unrealized appreciation included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2025 includes $7.4 million in unrealized depreciation on debt and other investments, $1.8 million in unrealized depreciation on warrant investments, and $7.1 million in unrealized depreciation on equity investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2024:

	Year ended December 31, 2024
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$670,172	$22,975	$7,281	$6,430	$706,858
Purchase of investments	178,772	—	3,137	455	182,364
Warrants received and classified as Level 3	—	2,127	—	—	2,127
Principal payments received on investments	(146,245)	—	—	(115)	(146,360)
PIK interest on investments	3,261	—	—	—	3,261
Proceeds from sale of investments	(156)	(106)	—	(40)	(302)
Net realized (loss) gain on investments	(34,852)	388	—	40	(34,424)
Unrealized appreciation (depreciation) included in earnings	21	(5,970)	(3,169)	(9,868)	(18,986)
Transfer out of Level 3	—	(192)	—	—	(192)
Transfer out of debt and warrant investments	(33,313)	(2,784)	18,362	17,735	—
Other	1,119	—	—	—	1,119
Level 3 assets, end of period	$638,779	$16,438	$25,611	$14,637	$695,465

During the year ended December 31, 2024, there was one transfer out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.2 million that was transferred to Level 2 upon the portfolio company becoming a public company. During the year ended December 31, 2024, there were no transfers into Level 3.

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

As of December 31, 2025 and 2024, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.         Borrowings

The following table shows the Company’s borrowings as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	200,000	90,000	110,000	100,000	75,000	25,000
2022 Asset-Backed Notes	—	—	—	81,078	81,078	—
2028 Notes	57,500	57,500	—	—	—	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	57,500	57,500	—	57,500	57,500	—
2030 Convertible Notes	31,500	31,500	—	—	—	—
2031 Convertible Notes	2,750	2,750	—	20,000	20,000	—
Total before debt issuance costs	806,750	477,750	329,000	716,078	472,078	244,000
Unamortized debt issuance costs attributable to term borrowings	—	(4,723)	—	—	(4,174)	—
Total borrowings outstanding, net	$806,750	$473,027	$329,000	$716,078	$467,904	$244,000

As of December 31, 2025, with certain limited exceptions, the Company, as a BDC was only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, was at least 150% after such borrowings. As of December 31, 2025, the asset coverage for borrowed amounts was 167%.

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On June 20, 2024, the Company amended the Key Facility, among other things, (i) to extend the date on which the Company may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with a prime rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. On June 29, 2023 the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The prime rate was 6.75% and 7.50% on December 31, 2025 and 2024, respectively. The average interest rate for the years ended December 31, 2025 and 2024 was 7.47% and 8.48%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% on an annualized basis of any unborrowed amount available under the facility. As of December 31, 2025 and 2024, the Company had borrowing capacity under the Key Facility of $150.0 million. At December 31, 2025 and 2024, $49.6 million and $24.8 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

There were $181.0 million in advances made by the NYL Noteholders as of December 31, 2025 and 2024. The interest rate as of  December 31, 2025 and 2024 was 6.57% and 6.47%, respectively. As of December 31, 2025 and 2024, the Company had borrowing capacity under the NYL Facility of $69.0 million. At December 31, 2025 and 2024, $1.9 million and $8.4 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2025 and 2024, there were approximately $1.4 million of such restricted investments.

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

There were $90.0 million and $75.0 million in advances made by the Nuveen Noteholders as of December 31, 2025 and 2024, respectively. The interest rate as of  December 31, 2025 and 2024 was 7.21% and 7.14%, respectively. As of December 31, 2025 and 2024, the Company had borrowing capacity under the Nuveen Facility of $110.0 million and $25.0 million, respectively. At December 31, 2025 and 2024, $12.1 million and $9.9 million, respectively was available for borrowing, subject to existing terms and advance rates.

Under the terms of the Nuveen Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At December 31, 2025 and 2024, there were approximately $1.1 million and $1.0 million, respectively of such restricted investments.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Securitization

2022 Asset-Backed Notes

On November 9, 2022, the Company completed a term debt securitization in connection with which an affiliate of the Company made an offering of the 2022 Asset-Backed Notes. The 2022 Asset-Backed Notes were rated A by DBRS, Inc. There was no change in the rating since November 9, 2022. The 2022 Asset-Backed Notes were repaid in full on September 11, 2025.

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

As of December 31, 2025, the 2022 Asset-Backed Notes were repaid in full. The Company accelerated $0.9 million of unamortized debt issuance costs related to the 2022 Asset-Backed Notes.  As of December 31, 2024, the 2022 Asset-Backed Notes had an outstanding principal balance of $81.1 million.

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

Unsecured Notes

2026 Notes

On March 30, 2021, the Company issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026 (the “2026 Notes”). The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes had a stated maturity of March 30, 2026 and could have been redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 30, 2023 at a redemption price of $25 per security plus accrued and unpaid interest. The 2026 Notes bore interest at a rate of 4.875% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Notes were the Company’s direct unsecured obligations and (i) ranked equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) were senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) were effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) were structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2025, the Company was in material compliance with the terms of the 2026 Notes. The 2026 Notes were listed on the New York Stock Exchange under the symbol “HTFB”. On January 28, 2026, the Company redeemed all of the outstanding principal balance of the 2026 Notes plus accrued interest.

2027 Notes

On  June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on  July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of  June 15, 2027 and  may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after  June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on  March 30,  June 30,  September 30 and  December 30 of each year, commencing on  September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of  December 31, 2025, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2028 Notes

On December 15, 2025, the Company issued and sold an aggregate principal amount of $57.5 million of 7.00% notes due in 2028 (the “2028 Notes”). The 2028 Notes have a stated maturity of December 15, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or prior to June 15, 2028, at a redemption price equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2028 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but not including, the redemption date. On or after June 15, 2028, the Company  may redeem the 2028 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest there onto the date of redemption. The 2028 Notes bear interest at a rate of 7.00% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2026. The 2028 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2028 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of December 31, 2025, the Company was in material compliance with the terms of the 2028 Notes.

Convertible Notes

2030 Convertible Notes

On September 4, 2025, the Company entered into a note purchase agreement (the “2030 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $40.0 million aggregate principal of the Company’s 5.50% convertible notes due 2030 (the “2030 Convertible Notes”) in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as amended. The Company received net proceeds (before expenses) from the sale of the 2030 Convertible Notes of approximately $36.6 million.

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

Each holder of a 2030 Convertible Note has the right, at such holder’s option, to convert any such 2030 Convertible Note, at any time on or after October 4, 2025 and prior to the close of business on the business day immediately preceding the maturity date, once or more times per calendar month, into such number of shares of common stock of the Company equal to the principal balance of the 2030 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2030 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported net asset value (“NAV”) per share immediately prior to the date of the notice of such exercise. If the 2030 Convertible Notes were converted as of December 31, 2025, 4,424,157 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to December 31, 2025 of $7.12. The last reported price for the Company’s common stock on December 31, 2025 was $6.45 per share.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2025, the holders of a portion of the 2030 Convertible Notes converted $8.5 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 1,197,288 shares of common stock at a weighted average conversion price of $7.11 together with cash in lieu of fractional shares, in accordance with noteholder conversion notice. The Company accelerated $0.8 million of unamortized debt issuance costs related to the 2030 Convertible Notes. The 2030 Convertible Notes were not outstanding during the year ended  December 31, 2024.

As of  December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $31.5 million. The 2030 Convertible Notes were not outstanding as of December 31, 2024.

2031 Convertible Notes

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”, by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes” and collectively with the 2030 Convertible Notes, the “Convertible Notes”), in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Company received net proceeds (before expenses) from the sale of the 2031 Convertible Notes of approximately $18.6 million.

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

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per Share immediately prior to the date of exercise. If the 2031 Convertible Notes were converted as of December 31, 2025, 386,236 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to December 31, 2025 of $7.12. The last reported price for the Company’s common stock on December 31, 2025 was $6.45 per share.

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

During the year ended December 31, 2025, the holders of a portion of the 2031 Convertible Notes converted $17.3 million in outstanding principal of the 2031 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 2,264,546 shares of common stock at a weighted average conversion price of $7.69 together with cash in lieu of fractional shares, in accordance with noteholder conversion notice. The Company accelerated $1.2 million of unamortized debt issuance costs related to the 2031 Convertible Notes. During the year ended December 31, 2024, the holders of the 2031 Convertible Notes did not convert any of the 2031 Convertible Notes.

As of December 31, 2025 and 2024, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million and $20.0 million, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows information about our senior securities as of December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016:

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidation	Market
	Treasury	Coverage	Preference	Value per
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	Unit(4)
	(In thousands, except unit data)
Credit facilities
2025	$271,000	$2,938	—	N/A
2024	$256,000	$3,157	—	N/A
2023	$251,000	$3,147	—	N/A
2022	$181,750	$4,169	—	N/A
2021	$132,250	$3,823	—	N/A
2020	$50,250	$7,965	—	N/A
2019	$17,000	$19,908	—	N/A
2018	$90,500	$2,896	—	N/A
2017	$58,000	$3,973	—	N/A
2016	$63,000	$3,733	—	N/A
2031 Convertible Notes
2025	$2,750	$289,546	—	N/A
2024	$20,000	$40,413	—	N/A
2023	$—	$—	—	N/A
2022	$—	$—	—	N/A
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2030 Convertible Notes
2025	$31,500	$25,278	—	N/A
2024	$—	$—	—	N/A
2023	$—	$—	—	N/A
2022	$—	$—	—	N/A
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2028 Notes
2025	$57,500	$13,848	—	N/A
2024	$—	$—	—	N/A
2023	$—	$—	—	N/A
2022	$—	$—	—	N/A
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2027 Notes
2025	$57,500	$13,848	—	$24.65
2024	$57,500	$14,057	—	$24.13
2023	$57,500	$13,739	—	$24.26
2022	$57,500	$13,179	—	$24.09
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2026 Notes
2025	$57,500	$13,848	—	$24.92
2024	$57,500	$14,057	—	$24.27
2023	$57,500	$13,739	—	$23.75
2022	$57,500	$13,179	—	$24.45
2021	$57,500	$8,793	—	$25.90
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidation	Market
	Treasury	Coverage	Preference	Value per
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	Unit(4)
	(In thousands, except unit data)
2022 Notes
2025	$—	$—	—	N/A
2024	$—	$—	—	N/A
2023	$—	$—	—	N/A
2022	$—	$—	—	N/A
2021	$—	$—	—	N/A
2020	$37,375	$10,708	—	$24.60
2019	$37,375	$9,055	—	$25.53
2018	$37,375	$7,014	—	$25.52
2017	$37,375	$6,166	—	$25.66
2016	$—	$—	—	N/A
2019 Notes
2025	$—	$—	—	N/A
2024	$—	$—	—	N/A
2023	$—	$—	—	N/A
2022	$—	$—	—	N/A
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$33,000	$7,127	—	$25.42
2022-1 Securitization
2025	$—	$—	—	N/A
2024	$81,078	$9,969	—	N/A
2023	$100,000	$7,900	—	N/A
2022	$100,000	$7,578	—	N/A
2021	$—	$—	—	N/A
2020	$—	$—	—	N/A
2019	$—	$—	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
2019-1 Securitization
2025	$—	$—	—	N/A
2024	$—	$—	—	N/A
2023	$—	$—	—	N/A
2022	$42,573	$17,799	—	N/A
2021	$70,500	$7,171	—	N/A
2020	$100,000	$4,002	—	N/A
2019	$100,000	$3,384	—	N/A
2018	$—	$—	—	N/A
2017	$—	$—	—	N/A
2016	$—	$—	—	N/A
Total senior securities
2025	$477,750	$1,667	—	N/A
2024	$472,078	$1,712	—	N/A
2023	$466,000	$1,695	—	N/A
2022	$439,323	$1,725	—	N/A
2021	$260,250	$1,943	—	N/A
2020	$187,625	$2,133	—	N/A
2019	$154,375	$2,192	—	N/A
2018	$127,875	$2,050	—	N/A
2017	$95,375	$2,416	—	N/A
2016	$96,000	$2,450	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.

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

(4)

Not applicable to the Company’s credit facilities, 2019‑1 Securitization, 2022-1 Securitization, 2028 Notes, 2030 Convertible Notes and 2031 Convertible Notes because such securities are not registered for public trading.

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

The following table reconciles net decrease in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Net decrease in net assets resulting from operations	$(2,661)	$(5,633)	$(17,185)
Net unrealized (appreciation) depreciation on investments	(10,859)	18,785	48,780
Other book-tax differences	815	1,455	931
Change in capital loss carry forward	57,933	34,631	29,853
Taxable income before deductions for distributions	$45,228	$49,238	$62,379

The tax characters of distributions paid are as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Ordinary income	$55,984	$49,467	$42,576
Total	$55,984	$49,467	$42,576

The components of undistributed ordinary income earnings on a tax basis were as follows:

	As of December 31,
	2025	2024	2023
	(In thousands)
Undistributed ordinary income	$27,631	$38,387	$38,616
Long term capital loss carry forward	(195,472)	(137,539)	(102,908)
Unrealized appreciation	26,579	14,819	14,935
Unrealized depreciation	(84,602)	(83,701)	(65,032)
Other temporary differences	14,971	13,957	12,547
Total	$(210,893)	$(154,077)	$(101,842)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% excise tax on such income, as required. For the years ended December 31, 2025 and 2024, the Company elected to carry forward taxable income in excess of current year distributions of $27.6 million and $38.4 million, respectively. At December 31, 2025 and 2024, a provision for excise tax of $1.1 million and $1.5 million was recorded, respectively.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward, without expiration, and used to offset capital gains, subject to certain limitations. During the years ended December 31, 2025, 2024 and 2023, the Company did not use any material capital loss carry forwards to offset capital gains.

For federal income tax purposes, the tax cost of investments at December 31, 2025 and 2024 was $705.3 million and $766.8 million, respectively. The gross unrealized appreciation on investments at December 31, 2025 and 2024 was $26.6 million and $14.8 million, respectively. The gross unrealized depreciation on investments at December 31, 2025 and 2024 was $84.6 million and $83.7 million, respectively.

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

The balance of unfunded commitments to extend credit was $104.0 million and $181.0 million as of December 31, 2025 and 2024, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
Britecore Holdings, Inc.	$5,000	$50	$2,500	$36
Candesant Biomedical, Inc.	—	—	10,000	151
Ceribell, Inc.	21,000	120	21,000	120
Crafty Holdings, Inc.	3,000	39	5,000	65
Fictiv, Inc.	—	—	30,000	236
GT Medical Technologies, Inc.	20,000	100	20,000	100
Hometeam Technologies, Inc.	—	—	10,000	100
Infobionic, Inc.	5,000	50	—	—
Long Grove Pharmaceuticals LLC	10,000	75	—	—
MasteryPrep, LLC	5,000	50	—	—
MicroTransponder, Inc.	—	—	15,000	—
MML US, Inc.	20,000	100	—	—
OneNetworks, Inc. dba Finexio	—	—	5,000	26
Onkos Surgical, Inc.	—	—	5,000	27
Parse Biosciences, Inc.	—	—	15,000	252
Pivot Bio, Inc.	—	—	20,000	209
Samba TV, Inc.	5,000	75	—	—
SafelyYou, Inc.	—	—	5,000	73
Sparkcharge, Inc.	5,000	73	—	—
Standvast Holdings, LLC	—	—	2,500	88
Supply Network Visibility Holdings, LLC	5,000	62	10,000	79
Ursa Space Systems Inc.	—	—	5,000	75
Total	$104,000	$794	$181,000	$1,637

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2025 and 2024 which totaled $0.8 million and $1.6 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in total investments at fair value on the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from year to year as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 26% and 22% of total debt investments outstanding as of December 31, 2025 and 2024, respectively. The Company’s five largest debt investments at fair value represented 26% and 23% of total debt investments outstanding as of December 31, 2025 and 2024, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of December 31, 2025 or 2024. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 22%, 19% and 17% of total interest and fee income on investments for the years ended December 31, 2025, 2024 and 2023, respectively. Interest income from the five largest debt investments at fair value accounted for 23%, 19% and 15% of total interest and fee income on investments for the years ended December 31, 2025, 2024 and 2023, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.         Distributions

The Company’s distributions are recorded on the declaration date. The following table summarizes the Company’s distribution activity for the years ended December 31, 2025 and 2024:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Year Ended December 31, 2025
October 22, 2025	February 17, 2026	March 13, 2026	$0.11	$—	—	$—
October 22, 2025	January 16, 2026	February 13, 2026	0.11	4,885	38,126	250
October 22, 2025	December 17, 2025	January 15, 2026	0.11	4,785	34,520	232
July 23, 2025	November 17, 2025	December 16, 2025	0.11	4,660	37,723	247
July 23, 2025	October 16, 2025	November 14, 2025	0.11	4,666	32,582	216
July 23, 2025	September 17, 2025	October 15, 2025	0.11	4,685	31,217	189
April 25, 2025	August 18, 2025	September 16, 2025	0.11	4,513	26,782	183
April 25, 2025	July 16, 2025	August 15, 2025	0.11	4,498	25,469	182
April 25, 2025	June 16, 2025	July 15, 2025	0.11	4,442	21,896	181
February 28, 2025	May 16, 2025	June 13, 2025	0.11	4,387	27,006	202
February 28, 2025	April 16, 2025	May 15, 2025	0.11	4,257	24,095	182
February 28, 2025	March 17, 2025	April 15, 2025	0.11	4,245	23,001	192
			$1.32	$50,023	322,417	$2,256
Year Ended December 31, 2024
October 25, 2024	February 18, 2025	March 14, 2025	$0.11	$4,280	16,954	$154
October 25, 2024	January 16, 2025	February 14, 2025	0.11	4,226	18,428	179
October 25, 2024	December 16, 2024	January 15, 2025	0.11	4,235	16,428	151
July 26, 2024	November 15, 2024	December 13, 2024	0.11	4,124	15,584	147
July 26, 2024	October 17, 2024	November 14, 2024	0.11	4,022	17,706	165
July 26, 2024	September 16, 2024	October 16, 2024	0.11	3,914	18,539	195
April 26, 2024	August 16, 2024	September 13, 2024	0.11	3,818	17,441	192
April 26, 2024	July 17, 2024	August 15, 2024	0.11	3,775	16,852	192
April 26, 2024	June 17, 2024	July 16, 2024	0.11	3,766	15,860	199
February 23, 2024	May 17, 2024	June 14, 2024	0.11	3,701	16,686	201
February 23, 2024	April 18, 2024	May 15, 2024	0.11	3,654	16,687	199
February 23, 2024	March 19, 2024	April 16, 2024	0.05	1,625	7,598	85
February 23, 2024	March 19, 2024	April 16, 2024	0.11	3,574	16,717	188
			$1.37	$48,714	211,480	$2,247

On February 27, 2026, the Board declared monthly distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
March 16, 2026	March 16, 2026	April 15, 2026	$0.06
April 16, 2026	April 16, 2025	May 15, 2026	$0.06
May 18, 2026	May 18, 2025	June 16, 2026	$0.06

After paying distributions of $1.32 per share deemed paid for tax purposes in 2025, declaring on October 22, 2025 a distribution of $0.11 per share payable January 15, 2026, and taxable earnings of $1.07 per share in 2025, the Company’s undistributed spillover income as of December 31, 2025 was $0.65 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

The Board sets the level of distributions for each quarter based on its results of operations, spillover income and longer-term outlook.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.         Earnings per share

The following table sets forth the computation of the basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023

Earnings per common share - basic
Numerator for basic earnings per share	$(2,661)	$(5,633)	$(17,185)
Denominator for basic weighted average shares	42,348,813	36,104,415	30,957,849
Loss per common share - basic	$(0.06)	$(0.16)	$(0.56)
Earnings per common share - diluted
Numerator for decrease in net assets per share	$(2,661)	$(5,633)	$(17,185)
Adjustment for interest expense and debt issuance costs on Convertible Notes (1)	$—	$—	$—
Numerator for diluted earnings per share	$(2,661)	$(5,633)	$(17,185)
Denominator for basic weighted average shares	42,348,813	36,104,415	30,957,849
Adjustment for dilutive effect of Convertible Notes (1)	—	—	—
Denominator for diluted weighted average shares	42,348,813	36,104,415	30,957,849
Loss per common share - diluted	$(0.06)	$(0.16)	$(0.56)

(1)

No adjustments for interest or incremental shares were included for the years ended December 31, 2025 and 2024 because the effect would be antidilutive. The 2030 Convertible Notes were not outstanding as of December 31, 2024. The 2030 Convertible Notes and 2031 Convertible Notes were not outstanding as of December 31, 2023.

In certain circumstances, the Convertible Notes  may be convertible into cash or shares of the Company’s common stock, which can be dilutive to common stockholders. Diluted loss available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period or at the issuance date and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. The Convertible Notes convert at the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per share immediately prior to the date of issuance. For the year ended December 31, 2025, using the if-converted method, the 2030 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the issuance of the 2030 Convertible Notes, or $6.92 per share. For the year ended December 31, 2025, using the if-converted method, the 2031 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the beginning of the period, or $8.94 per share. For the year ended December 31, 2024, using the if-converted method, the 2031 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the issuance date, or $10.06 per share. For the years ended December 31, 2025 and 2024, the Convertible Notes were antidilutive because interest net of tax and nondiscretionary adjustments per common share obtainable on conversion exceeded basic EPS.

Note 13.         Subsequent events

On January 12, 2026, the Company funded a $30.0 million debt investment to a new portfolio company, Pelthos Therapeutics, Inc.

On January 20, 2026, the Company funded a $20.0 million debt investment to a new portfolio company, Ossio, Inc.

Between January 7 and February 13, 2026, the holders of a portion of the 2030 Convertible Notes converted $15.1 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 2,118,250 shares of common stock at a conversion price of $7.12 per share, together with cash in lieu of fractional shares.

On January 16, 2026, the Company distributed the investment held by HIMV LLC to Horizon Technology Finance Corporation. On January 27, 2026, the Company dissolved HIMV LLC.

On January 27, 2026, the Company borrowed $20.0 million on the Key Facility.

On January 28, 2026, the Company redeemed the outstanding principal balance of the 2026 Notes plus accrued interest. The Company accelerated $0.1 million of unamortized debt issuance costs related to the 2026 Notes.

On February 6, 2026, the Company amended its Key Facility, to amend certain provisions regarding eligibility of debt investments and concentration limits.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.         Financial highlights

The following table shows financial highlights for the Company:

	Year ended December 31,
	2025		2024		2023		2022		2021
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$8.43		$9.71		$11.47		$11.56		$11.02
Net investment income	1.05		1.32		1.98		1.46		1.41
Realized loss on investments	(1.37)		(0.96)		(0.97)		(0.38)		(0.18)
Unrealized appreciation (depreciation) on investments	0.26		(0.52)		(1.57)		(0.22)		0.16
Net (decrease) increase in net assets resulting from operations	(0.06)		(0.16)		(0.56)		0.86		1.39
Distributions declared (1)	(1.32)		(1.37)		(1.37)		(1.28)		(1.25)
From net investment income	(1.32)		(1.37)		(1.37)		(1.28)		(1.25)
From net realized gain on investments	—		—		—		—		—
Return of capital	—		—		—		—		—
Other (2)	(0.07)		0.25		0.17		0.33		0.40
Net asset value at end of period	$6.98		$8.43		$9.71		$11.47		$11.56
Per share market value, beginning of period	$8.99		$13.17		$11.60		$15.92		$13.24
Per share market value, end of period	$6.45		$8.99		13.17		11.60		15.92
Total return based on a market value (3)	(13.6)%		(21.3)%		25.3%		(19.3)%		29.7%
Shares outstanding at end of period	45,613,815		39,875,847		33,367,389		27,753,373		21,217,460
Ratios to average net assets:
Expenses without incentive fees (4)	16.2%		15.1%		14.1%		11.5%		10.5%
Incentive fees (4)	—		0.1%		0.9%		2.6%		3.1%
Net expenses (4)	16.2%		15.2%		15.0%		14.1%		13.6%
Net investment income with incentive fees	14.2%		14.4%		18.2%		12.1%		12.2%
Ratios, without waivers, to average net assets:
Expenses without incentive fees	16.2%		15.1%		14.1%		11.5%		10.5%
Incentive fees	—%		0.1%		0.9%		2.6%		3.1%
Net expenses	16.2%		15.2%		15.0%		14.1%		13.6%
Net investment income with incentive fees	14.2%		14.4%		18.2%		12.1%		12.2%
Net assets at the end of the period	$318,502		$336,183		$323,981		$318,448		$245,335
Average net asset value	$311,928		$332,719		$336,915		$299,182		$231,215
Average debt per share	$10.43		$12.42		$13.93		$13.70		$11.27
Portfolio turnover ratio	30.0%	(4)	15.6%	(4)	17.2%	(4)	14.6%	(4)	45.4%	(4)

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Year ended December 31,
	2020		2019		2018		2017		2016
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$11.83		$11.64		$11.72		$12.09		$13.85
Net investment income	1.18		1.52		1.20		1.07		1.48
Realized (loss) gain	(0.84)		(0.31)		0.06		(1.84)		(0.67)
Unrealized appreciation (depreciation) on investments	0.02		0.24		(0.13)		1.60		(1.24)
Net increase (decrease) in net assets resulting from operations	0.36		1.45		1.13		0.83		(0.43)
Net dilution from issuance of common stock	—		—		—		—		—
Distributions declared (1)	(1.25)		(1.20)		(1.20)		(1.20)		(1.34)
From net investment income	(1.25)		(1.20)		(1.20)		(1.20)		(1.34)
From net realized gain on investments	—		—		—		—		—
Return of capital	—		—		—		—		—
Net accretion from repurchase of common stock	—		—		—		—		0.01
Other (2)	0.08		(0.06)		(0.01)		—		—
Net asset value at end of period	$11.02		$11.83		$11.64		$11.72		$12.09
Per share market value, beginning of period	$12.93		$11.25		$11.22		$10.53		$11.73
Per share market value, end of period	$13.24		$12.93		$11.25		11.22		10.53
Total return based on a market value (3)	12.1%		25.6%		11.0%		17.9%		1.5%
Shares outstanding at end of period	19,286,356		15,563,290		11,535,129		11,520,406		11,510,424
Ratios to average net assets:
Expenses without incentive fees (5)	10.0%		10.8%		10.4%		8.6%		9.2%
Incentive fees (5)	2.6		3.2		2.4%		1.2%		1.4%
Net expenses (5)	12.6%		14.0%		12.8%		9.8%		10.6%
Net investment income with incentive fees (5)	10.4%		12.8%		10.3%		9.0%		11.4%
Ratios, without waivers, to average net assets:
Expenses without incentive fees (5)	10.0%		10.8%		10.4%		8.6%		9.2%
Incentive fees (5)	2.6%		4.4%		3.3%		1.3%		1.4%
Net expenses (5)	12.6%		15.2%		13.7%		9.9%		10.6%
Net investment income with incentive fees (5)	10.4%		11.6%		9.4%		8.9%		11.4%
Net assets at the end of the period	$212,597		$184,055		$134,257		$135,075		$139,192
Average net asset value	$199,302		$160,008		$134,364		$137,293		$150,612
Average debt per share	$9.97		$10.05		$8.62		$6.60		$8.91
Portfolio turnover ratio	38.7%	(4)	82.0%	(6)	50.4%	(6)	79.4%	(6)	27.1%	(6)

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

(2)

Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan and the conversion of a portion of the 2031 Convertible Notes and the 2030 Convertible Notes to common stock.

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

As of December 31, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 9B.         Other Information

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Securities Trading Policy

The Company has adopted a Securities Trading Policy applicable to us, our officers and our directors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Securities Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

Item 11.         Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14.         Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)   Financial statements

(1)	Financial statements — Refer to Item 8 starting on page 93.

(2)	Financial statement schedules — None

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and among Horizon Technology Finance Corporation, HMMS, Inc., Monroe Capital Corporation, Monroe Capital BDC Advisors, LLC and Horizon Technology Finance Management LLC, dated as of August 7, 2025 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2025).

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

4.3	Fourth Supplemental Indenture, dated as of June 15, 2022, between the Company and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on June 15, 2022)

4.4	Form of 6.25% Notes due 2027 (included as part of Exhibit 4.3)

4.5	Description of Securities (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed March 4, 2025).

4.6

Fifth Supplemental Indenture, dated as of December 15, 2025 between Horizon Technology Finance Corporation and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A, filed on December 17, 2025).

4.7	Form of 7.00% Notes due 2028 (included as part of Exhibit 4.6).

10.1	Investment Management Agreement, dated March 31, 2025, by and between Horizon Technology Finance Corporation and Horizon Technology Finance Management LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 31, 2025).

10.2	Form of Custodial Agreement (Incorporated by reference to Exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N‑2, filed on July 19, 2010)

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010)

10.4

Trademark License Agreement by and between the Company and Horizon Technology Finance Management LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed March 4, 2025).

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

10.10

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

10.11

Horizon Secured Loan Fund I LLC Limited Liability Company Agreement dated June 1, 2018, by and between the Company and Arena Sunset SPV, LLC (Incorporated by reference to Exhibit (k)(9) to the Company’s Registration Statement on Form N‑2, File No. 333‑225698, filed on June 18, 2018)

10.12

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

Exhibit No.	Description
10.13

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

10.14

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

10.15

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

10.16

Amended and Restated Note Funding Agreement, dated as of June 5, 2020, by and between Horizon Funding I, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 26, 2020)

10.17

Indenture, dated as of June 1, 2018, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank National Association, as trustee and securities intermediary (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on June 26, 2020)

10.18

Supplemental Indenture, dated as of June 5, 2020, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on June 26, 2020)

10.19

Amendment No. 7 to the Amended and Restated Loan Agreement, dated as of June 29, 2020, by and among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 30, 2020)

10.20

Second Amended and Restated Loan and Security Agreement, dated as of June 22, 2021, by and among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 23, 2021)

10.21

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

10.22

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

10.23

Second Amended and Restated Note Funding Agreement, dated as of February 25, 2022, by and between Horizon Funding I, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on February 28, 2022)

Exhibit No.	Description
10.24

Second Supplemental Indenture, dated as of February 25, 2022, by and between Horizon Funding I, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on February 28, 2022)

10.25

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

10.26

Third Amended and Restated Note Funding Agreement, dated as of May 24, 2023, by and among Horizon Funding I, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 25, 2023)

10.27

Third Supplemental Indenture, dated as of May 24, 2023, by and among Horizon Funding I, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 25, 2023)

10.28

Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of June 29, 2023, by and among Horizon Credit II LLC, as borrower, the lenders that are signatories thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 30, 2023)

10.29

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

10.30

Equity Distribution Agreement, dated as of September 22, 2023, by and among the Company, Horizon Technology Finance Management LLC, Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on September 22, 2023)

10.31

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

10.32

Fourth Amended and Restated Note Funding Agreement, dated as of May 6, 2024, by and among Horizon Funding I, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 10, 2024)

10.33

Fourth Supplemental Indenture, dated as of May 7, 2024, by and among Horizon Funding I, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 10, 2024)

Exhibit No.	Description
10.34

Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of June 20, 2024, by and among Horizon Credit II LLC, as borrower, the lenders that are signatories thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 21, 2024)

10.35

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

10.36	Indenture, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as securities intermediary (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2024)

10.37

Note Funding Agreement, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 24, 2024)

10.38

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

10.39

Note Purchase Agreement, dated as of October 17, 2024, by and among the Company and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 18, 2024)

10.40	Fifth Supplemental Indenture, dated as of April 25, 2025, by and among Horizon Funding I, LLC, the issuer, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 28, 2025).

10.41	Amendment No. 6 to Sale and Servicing Agreement, dated as of April 25, 2025, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Loan Fund I LLC, the originator and seller, Horizon Technology Finance Corporation, the servicer, U.S. Bank Trust Company, National Association and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on April 28, 2025).

10.42	First Supplemental Indenture, dated as of May 23, 2025, by and among Horizon Funding II, LLC, the issuer, and U.S. Bank Trust Company, National Association, the trustee (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 27, 2025).

10.43	Amendment No. 1 to Sale and Servicing Agreement, dated as of May 23, 2025, by and among Horizon Funding II, LLC, the issuer, Horizon Technology Finance Corporation, the seller, originator and servicer, U.S. Bank Trust Company, National Association, the trustee, and U.S. Bank National Association, the backup servicer, custodian, lockbox and securities intermediary (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 27, 2025).

10.44	Amended and Restated Note Funding Agreement, dated as of May 23, 2025, by and among Horizon Funding II, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 27, 2025).

10.45	Note Purchase Agreement, dated September 4, 2025, by and among Horizon Technology Finance Corporation and the purchaser parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 5, 2025).

10.46	Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated as of February 6, 2026, by and among Horizon Credit II LLC, as borrower, the lenders that are signatories thereto, and KeyBank National Association, as arranger and agent for the lenders (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 11, 2026).

10.47	Amendment No. 3 to Second Amended and Restated Sale and Servicing Agreement, dated as of February 10, 2026, by and among Horizon Credit II LLC, as buyer, the Company, as originator and servicer, Horizon Technology Finance Management LLC, as sub-servicer, U.S. Bank National Association, as collateral custodian and backup servicer, and KeyBank National Association, as agent for the lenders (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on February 11, 2026).

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10 K, filed on February 28, 2023)

19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed March 4, 2025).

21*	List of Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
97.1	Clawback Policy of the Company (Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed on February 27, 2024)

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10‑K, filed on March 16, 2011)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: March 3, 2026	By:	/s/ Michael P. Balkin
	Name:	Michael P. Balkin
	Title:	Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael P. Balkin and Daniel R. Trolio as his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Balkin	Chief Executive Officer and Director
Michael P. Balkin	(Principal Executive Officer)	March 3, 2026

/s/ Daniel R. Trolio	Chief Financial Officer and
Daniel R. Trolio	Treasurer (Principal Financial Officer)	March 3, 2026

/s/ Lynn D. Dombrowski	Chief Accounting Officer
Lynn D. Dombrowski	(Principal Accounting Officer)	March 3, 2026

/s/ Robert D. Pomeroy, Jr.
Robert D. Pomeroy, Jr.	Chairman of the Board of Directors	March 3, 2026

/s/ James J. Bottiglieri
James J. Bottiglieri	Director	March 3, 2026

/s/ Jonathan J. Goodman
Jonathan J. Goodman	Director	March 3, 2026

/s/ Edmund V. Mahoney
Edmund V. Mahoney	Director	March 3, 2026

/s/ Kimberley A. O'Connor
Kimberley A. O'Connor	Director	March 3, 2026

/s/ Elaine A. Sarsynski
Elaine A. Sarsynski	Director	March 3, 2026

/s/ Joseph J. Savage
Joseph J. Savage	Director	March 3, 2026